Form 10-Q
period 2014-03-31
Endo International plc
filed 2014-05-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-36326
_______________________________
ENDO INTERNATIONAL PLC
(Exact Name of Registrant as Specified in Its Charter)
_______________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33 Fitzwilliam Square, Dublin 2 Ireland	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
011-353-1-669-6634
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market, The Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No   ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $.0001 par value	Number of ordinary shares outstanding as of	May 2, 2014	:	152,264,569

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as "believes," "expects," "anticipates," "intends," "estimates," "plan," "projected," "forecast," "will," "may" or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption "Risk Factors" in Item 1A. of this document and in Part I, Item 1A. under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Item 1A. of this document and in Part I, Item 1A. under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,041,280	$526,597
Restricted cash and cash equivalents	67,505	770,000
Marketable securities	74,279	—
Accounts receivable	790,508	725,827
Inventories, net	464,099	374,439
Prepaid expenses and other current assets	87,822	39,402
Income taxes receivable	47,126	—
Deferred income taxes	217,572	257,985
Assets held for sale (NOTE 3)	—	160,257
Total current assets	$2,790,191	$2,854,507
MARKETABLE SECURITIES	2,396	2,979
PROPERTY, PLANT AND EQUIPMENT, NET	381,452	372,077
GOODWILL	3,522,651	1,372,832
OTHER INTANGIBLES, NET	2,662,676	1,872,926
OTHER ASSETS	168,603	96,535
TOTAL ASSETS	$9,527,969	$6,571,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$298,099	$263,241
Accrued expenses	1,323,839	979,964
Current portion of long-term debt	402,245	414,929
Acquisition-related contingent consideration	3,877	3,878
Income taxes payable	—	3,089
Liabilities related to assets held for sale (NOTE 3)	—	31,571
Total current liabilities	$2,028,060	$1,696,672
DEFERRED INCOME TAXES	250,872	310,764
ACQUISITION-RELATED CONTINGENT CONSIDERATION	882	869
LONG-TERM DEBT, LESS CURRENT PORTION, NET	3,495,646	3,323,844
OTHER LIABILITIES	715,146	654,491
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	55	—
Ordinary shares, $0.0001 and $0.01 par value; 1,000,000,000 and 350,000,000 shares authorized; 152,205,074 and 144,413,074 shares issued; 152,205,074 and 115,354,393 shares outstanding at March 31, 2014 and December 31, 2013, respectively	15	1,444
Additional paid-in capital	3,278,121	1,166,375
(Accumulated deficit) retained earnings	(310,678)	126,234
Accumulated other comprehensive loss	(178)	(4,915)
Treasury stock, zero and 29,058,681 shares at March 31, 2014 and December 31, 2013, respectively	—	(763,120)
Total Endo International plc shareholders’ equity	$2,967,335	$526,018
Noncontrolling interests (NOTE 3)	70,028	59,198
Total shareholders’ equity	$3,037,363	$585,216
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,527,969	$6,571,856
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Net pharmaceutical product sales	$430,960	$535,744
Devices revenues	123,767	122,652
Other revenues	39,882	98
TOTAL REVENUES	$594,609	$658,494
COSTS AND EXPENSES:
Cost of revenues	251,961	254,381
Selling, general and administrative	226,704	227,232
Research and development	41,680	38,769
Litigation-related and other contingencies	626,151	68,232
Asset impairment charges	—	1,100
Acquisition-related and integration items	45,269	558
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$(597,156)	$68,222
INTEREST EXPENSE, NET	53,398	44,276
LOSS ON EXTINGUISHMENT OF DEBT	9,596	11,312
OTHER INCOME, NET	(6,032)	(18,269)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(654,118)	$30,903
INCOME TAX	(215,421)	9,250
(LOSS) INCOME FROM CONTINUING OPERATIONS	(438,697)	21,653
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	5,419	4,950
CONSOLIDATED NET (LOSS) INCOME	$(433,278)	$26,603
Less: Net income attributable to noncontrolling interests	3,634	11,254
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(436,912)	$15,349
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(3.42)	$0.19
Discontinued operations	$0.01	$(0.05)
Basic	$(3.41)	$0.14
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(3.42)	$0.19
Discontinued operations	$0.01	$(0.05)
Diluted	$(3.41)	$0.14
WEIGHTED AVERAGE SHARES:
Basic	128,135	111,216
Diluted	128,135	113,189
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014		2013
CONSOLIDATED NET (LOSS) INCOME		$(433,278)		$26,603
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(340)		$497
Less: reclassification adjustments for (gains) losses realized in net (loss) income	—	(340)	—	497
Foreign currency translation gain (loss)		5,077		(3,180)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—		250
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	—	—	69	319
OTHER COMPREHENSIVE INCOME (LOSS)		$4,737		$(2,364)
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(428,541)		$24,239
Less: Comprehensive income attributable to noncontrolling interests		3,634		11,254
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(432,175)		$12,985
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(433,278)	$26,603
Adjustments to reconcile consolidated net (loss) income to Net cash used in operating activities:
Depreciation and amortization	74,588	66,819
Share-based compensation	7,595	15,331
Amortization of debt issuance costs and premium / discount	9,952	9,776
Provision for bad debts	775	744
Selling, general and administrative expenses paid in shares of ordinary shares	86	69
Deferred income taxes	(186,222)	8,644
Net loss on disposal of property, plant and equipment	875	213
Change in fair value of acquisition-related contingent consideration	12	40
Loss on extinguishment of debt	9,596	11,312
Asset impairment charges	—	1,100
Gain on sale of business	(1,545)	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	43,889	(21,989)
Inventories	(6,643)	(27,153)
Prepaid and other assets	12,636	1,476
Accounts payable	(59,916)	(136,323)
Accrued expenses	298,229	(94,160)
Other liabilities	37,489	86,922
Income taxes payable/receivable	(55,061)	(8,171)
Net cash used in operating activities	$(246,943)	$(58,747)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,837)	(23,956)
Proceeds from sale of property, plant and equipment	19	311
Acquisitions, net of cash acquired	(113,464)	(3,645)
Proceeds from sale of marketable securities	15,167	—
Patent acquisition costs and license fees	—	(10,000)
Proceeds from sale of business, net	55,271	—
Settlement escrow	3,148	—
Decrease in restricted cash and cash equivalents	702,495	—
Net cash provided by (used in) investing activities	$641,799	$(37,290)

	Three Months Ended March 31,
	2014	2013
FINANCING ACTIVITIES:
Capital lease obligations repayments	(25)	(89)
Direct financing arrangement repayments	(910)	(857)
Proceeds from issuance of Term Loans	1,525,000	—
Proceeds from other indebtedness	—	223
Principal payments on Term Loans	(1,396,019)	(100,000)
Payment on AMS Convertible Notes	(5)	—
Principal payments on other indebtedness	(2,194)	—
Deferred financing fees	(38,435)	(7,251)
Payment for contingent consideration	—	(5,000)
Tax benefits of share awards	23,861	1,998
Payments of tax withholding for restricted shares	(21,475)	—
Exercise of options	21,593	12,826
Payments related to the issuance of common stock	(4,800)	—
Issuance of ordinary shares related to the employee stock purchase plan	1,178	1,557
Cash distributions to noncontrolling interests	(5,285)	(12,832)
Cash buy-out of noncontrolling interests, net of cash contributions	(82)	(1,525)
Net cash provided by (used in) financing activities	$102,402	$(110,950)
Effect of foreign exchange rate	12	(412)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$497,270	$(207,399)
LESS: NET DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(17,413)	(4,722)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$514,683	$(202,677)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	526,597	529,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,041,280	$327,012
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$40,719	$40,714
Cash paid for income taxes	$14,235	$993
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$4	$—
Acquisition financed by ordinary shares	$2,844,279	$—
Accrual for purchases of property, plant and equipment	$5,589	$4,083
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc, which we refer to herein as the "Company", "Endo", "we", "our" or" us", have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of our operations and our cash flows for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between Endo Health Solutions Inc. (EHSI) and Paladin Labs Inc. (Paladin).
On February 28, 2014, pursuant to an arrangement agreement, dated November 5, 2013 (the Arrangement Agreement), among EHSI, Endo International Limited, Endo Limited (formerly known as Sportwell II Limited), Endo U.S. Inc. (formerly known as ULU Acquisition Corp.), RDS Merger Sub, LLC (Merger Sub), 8312214 Canada Inc. and Paladin (a) Endo International Limited indirectly acquired all of the outstanding common shares of Paladin pursuant to a plan of arrangement under Canadian law (the Arrangement); and (b) Merger Sub merged with and into Endo, with Endo as the surviving corporation in the merger (the Merger and, together with the Arrangement, the Transactions). Following consummation of the Transactions, each of EHSI and Paladin became indirect wholly owned subsidiaries of Endo International plc.
Pursuant to the Arrangement, (a) former Paladin shareholders received C$1.16 in cash, 1.6331 newly issued Endo International ordinary shares and one common share of Knight Therapeutics Inc., a newly formed corporation incorporated under the laws of Canada that was separated from Paladin as part of the Transactions, in exchange for each Paladin common share held by such former shareholders; (b) all options to acquire Paladin common shares were settled on a cashless exercise basis for Endo International ordinary shares and common shares of Knight Therapeutics Inc. in an amount reflecting the arrangement consideration; and (c) unvested rights to receive additional common shares under Paladin’s share purchase plan were settled for a cash amount based on the Paladin common share price immediately prior to the effective time of the Arrangement. At the effective time of the Merger, each share of EHSI common stock was cancelled and automatically converted into the right to receive one Endo International plc ordinary share.
The issuance of Endo International plc ordinary shares in connection with the Transactions was registered under the Securities Act of 1933, as amended, pursuant to Endo International plc’s registration statement on Form S-4 (File No. 333-192760) (the Registration Statement) filed with the Securities and Exchange Commission (SEC) and declared effective on January 24, 2014. The definitive proxy statement/prospectus of Endo International and EHSI, dated January 24, 2014, that forms a part of the Registration Statement contains additional information about the Transactions and the other transactions contemplated by the Arrangement Agreement, including a description of the treatment of equity awards and information concerning the interests of directors, executive officers and affiliates of EHSI and Paladin in the Transactions.
Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the Exchange Act), Endo International plc is the successor issuer to EHSI. Endo International plc’s ordinary shares are deemed to be registered under Section 12(b) of the Exchange Act, and Endo International plc is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder. Endo International plc’s ordinary shares were approved for listing on (a) The NASDAQ Global Market (NASDAQ) and trade under the symbol "ENDP" and (b) Toronto Stock Exchange (TSX) and trade under the symbol "ENL."
Prior to the Transactions, EHSI’s common shares were registered pursuant to Section 12(b) of the Exchange Act and listed on NASDAQ, and Paladin’s common shares were listed on TSX. EHSI’s common shares were delisted from trading on NASDAQ as of close of business on February 28, 2014, and Paladin’s common shares were delisted from trading on the TSX as of close of business on February 28, 2014. References throughout to "ordinary shares" refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc's ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.

The operating results of Paladin from and including February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2014 reflect the acquisition of Paladin effective February 28, 2014.
References throughout to "we," "our," "us," the "Company" or "Endo" refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
Following the Transactions, the Company changed the name of its three reporting segments. The Endo Pharmaceuticals segment became "U.S. Branded Pharmaceuticals," Qualitest became "U.S. Generic Pharmaceuticals" and AMS became "Devices." As a result of the acquisition of Paladin, a fourth segment was added, known as "International Pharmaceuticals."
On December 28, 2013 EHSI's Board of Directors (the Board) approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. In addition, the Company received rights to additional cash payments of up to $45.0 million based on the future operating performance of HealthTronics for a total consideration of up to $130.0 million. The sale was completed on February 3, 2014.
Until it was sold on February 3, 2014, the assets of this business segment and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheet. Depreciation and amortization expense were not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
The Company, through Paladin and its subsidiaries, owns majority controlling interests in certain entities. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations where HealthTronics, Inc., as the general partner or managing member, exercised effective control. Accordingly, in accordance with the accounting consolidation principles, we consolidate various entities which neither we nor our subsidiaries own 100%. Net income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests.
On August 28, 2013, EHSI announced that it had entered into a definitive agreement to acquire Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. On February 3, 2014, EHSI announced that it had completed the acquisition of Boca for approximately $232.7 million in cash.
The operating results of Boca from and including February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2014 reflect the acquisition of Boca effective February 3, 2014.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company is currently evaluating the impact of ASU 2014-08 on the Company's consolidated results of operations and financial position.
NOTE 3. DISCONTINUED OPERATIONS
On December 28, 2013, the Board approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. In addition, EHSI received rights to additional cash payments of up to $45.0 million based on the future operating performance of HealthTronics, of which no value has been recognized in the accompanying

Condensed Consolidated financial statements, for a total consideration of up to $130.0 million. Additional cash payments, if any will be recorded when earned. The sale was completed on February 3, 2014.
As previously disclosed, prior to the sale, at September 30, 2013, the Company had determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, we initiated an interim goodwill impairment analysis of the HealthTronics reporting units' goodwill balances as of September 30, 2013. The fair value of the Urology Services and ITS reporting units were estimated using a number of factors including the fair value currently implied by the ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013, and determined that an impairment was probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, the Company recorded a combined estimated goodwill impairment charge of $38.0 million in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2013, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and their respective net book values. The Company finalized the impairment analysis in the fourth quarter of 2013 when it recorded charges of $118.9 million to write down the book value of the reporting units' assets to fair value less costs to sell. Subsequently, at the time of the sale in February 2014, the Company recorded a gain of approximately $1.5 million, representing the amount of the net proceeds received in excess of the net book value of the assets sold.
Until it was sold on February 3, 2014, the assets of this business segment, previously known as the HealthTronics segment, and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheet. Depreciation and amortization expense were not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. Financial results are only related to disposed of or to-be-disposed of businesses.

The following table provides the operating results of Discontinued operations, net of tax for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$14,442	$50,025
Income from discontinued operations before income taxes	$4,398	$5,642
Income taxes	(1,021)	692
Discontinued operations, net of tax	$5,419	$4,950
The following table provides the components of Assets held for sale and Liabilities related to assets held for sale as of December 31, 2013 (in thousands):

December 31, 2013
Current assets	$69,131
Property, plant and equipment	23,461
Goodwill and other intangibles, net	58,761
Other assets	8,904
Assets held for sale	$160,257
Current liabilities	$27,656
Long term debt, less current portion, net	3,354
Other liabilities	561
Liabilities related to assets held for sale	$31,571
The table above does not include Noncontrolling interests related to HealthTronics of $59.2 million as of December 31, 2013.

NOTE 4. RESTRUCTURING
June 2013 Restructuring Initiative
On June 4, 2013, the Board approved certain strategic, operational and organizational steps for EHSI to take to refocus its operations and enhance shareholder value. These actions were the result of a comprehensive assessment of the Company's strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. The cost reduction initiatives include a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizing commercial spend and refocusing research and development efforts.
As a result of the June 2013 restructuring initiative, the Company incurred minimal expenses during the three months ended March 31, 2014. The Company anticipates there will be additional pre-tax restructuring expenses of $1.0 million, primarily attributable to certain facility exit costs and employee severance and other benefit-related costs which will be incurred throughout 2014. The majority of these restructuring costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to the June 2013 restructuring initiative totaled $5.2 million and $12.3 million at March 31, 2014 and December 31, 2013, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2014.
Of the $1.0 million of additional pre-tax restructuring expenses the Company expects to incur, $0.8 million relates to the Devices segment and $0.2 million relates to corporate. Segment operating results do not include restructuring expenses as segment performance is evaluated excluding such expenses. See further discussion in Note 6. Segment Results.
Other Restructuring Initiatives
During 2014 and 2013, EHSI and certain of its subsidiaries undertook certain other restructuring initiatives that were individually not material to the Company's Condensed Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $4.3 million during the three months ended March 31, 2014, which primarily consisted of employee severance and other benefit-related costs. The Company recorded charges related to these initiatives totaling $9.3 million during the three months ended March 31, 2013, which primarily consisted of lease-exit costs of $7.8 million recognized upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties. In addition, the Company recognized employee severance and other benefit-related costs during the three months ended March 31, 2013. The majority of these costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to these initiatives totaled $12.7 million and $16.1 million at March 31, 2014 and December 31, 2013, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2013, partially offset by the recognition of the expenses mentioned in the preceding paragraph.
NOTE 5. ACQUISITIONS
Paladin Labs Inc. Acquisition
On November 5, 2013, EHSI announced that it had reached a definitive agreement to acquire Paladin in a stock and cash transaction and on February 28, 2014 (Paladin Acquisition Date) the transaction closed and each of EHSI and Paladin was acquired by Endo International plc, a newly-formed Irish holding company.
Under the terms of the transaction, former Paladin shareholders received 1.6331 shares of Endo International stock, or approximately 35.5 million shares, and C$1.16 in cash, for total consideration of $2.9 billion as of February 28, 2014. On the Paladin Acquisition Date, each then current EHSI shareholder received one ordinary share of Endo International plc for each share of EHSI common stock owned upon closing. Immediately following the closing of the transaction, former EHSI shareholders owned approximately 79% of Endo International plc, and former Paladin shareholders owned approximately 21%.

The acquisition consideration is as follows (in thousands of U.S. dollars, except for per share amounts):

Number of Paladin Shares paid through the delivery of Endo International common stock	20,765
Exchange ratio	1.6331
Number of shares of Endo International common stock—as exchanged	33,912
Endo common stock price on February 28, 2014	$80.00
Fair value of common shares of Endo International issued to Paladin Shareholders		$2,712,956
Number of Paladin Shares paid in cash	20,765
Per share cash consideration for Paladin shares (1)	$1.09
Cash distribution to Paladin shareholders		22,647
Fair value of the vested portion of Paladin stock options outstanding—1.3 million at February 28, 2014 (2)		131,323
Total acquisition consideration		$2,866,926
__________

(1)	Represents the cash consideration per the Arrangement Agreement of C$1.16 per Paladin share translated into U.S. dollars utilizing an exchange rate of $0.9402.

(2)	Represents the fair value of vested Paladin stock option awards attributed to pre-combination services that were outstanding on the Paladin Acquisition Date.
Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Key products serve growing drug markets including attention deficit hyperactivity disorder (ADHD), pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling interest in Laboratorios Paladin de Mexico S.A. in Mexico and in publicly traded Litha Healthcare Group Limited in South Africa.
Paladin’s stable and growing cash flows and strong Canadian franchise complement Endo's existing portfolio and further diversify Endo's pharmaceutical product mix and geographic reach. The Company believes the transaction will generate operational and tax synergies and will create a financial platform to facilitate organic growth with broader options for future strategic activity.
While the Paladin acquisition was primarily equity based, Endo also made changes to its existing debt structure to complete the transaction. See Note 11. Debt.
The operating results of Paladin from and including February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2014 reflect the acquisition of Paladin, effective February 28, 2014.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Paladin Acquisition Date (in thousands):

February 28, 2014
Cash and cash equivalents	$113,571
Marketable securities	89,420
Accounts receivable	93,832
Inventories	62,095
Prepaid expenses and other current assets	32,605
Deferred income tax assets, current	11,719
Property, plant and equipment	7,299
Intangible assets	676,000
Other assets	56,289
Total identifiable assets	$1,142,830
Accounts payable and accrued expenses	$124,321
Income taxes payable	22,524
Deferred income taxes	160,620
Debt	23,826
Other liabilities	9,578
Total liabilities assumed	$340,869
Net identifiable assets acquired	$801,961
Noncontrolling interests	$(69,600)
Goodwill	2,134,565
Net assets acquired	$2,866,926
The estimated fair value of the Paladin assets acquired and liabilities assumed are provisional as of March 31, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to certain acquired equity and cost method investments, property, plant and equipment, intangible assets, contingent assets and liabilities, deferred income taxes and noncontrolling interests. Accordingly, the measurement of the Paladin assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
As of March 31, 2014, the Company has provisionally assigned the goodwill arising from the Paladin acquisition to the International Pharmaceuticals segment. The Company expects multiple reporting units to benefit, directly or indirectly, from the synergies arising from the acquisition. Accordingly, in conjunction with our purchase price allocation, the Company is assessing whether a portion of the goodwill recognized in this acquisition should be assigned to multiple reporting units and if so, the appropriate allocation methodology to assign such goodwill. As part of this assessment, the Company is also evaluating the recoverability of goodwill recognized from the Paladin acquisition that arose, in part, based on the requirement in GAAP to measure the value of Company shares issued in the acquisition based on the quoted market price of the shares on the date that the acquisition closed which was significantly higher than the quoted market price on the date the acquisition was announced. The results of that assessment could impact our financial position and results of operations.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Canada Base Prescription	$345.0	12
Canada OTC	40.0	11
Canada Other	55.0	11
Litha	60.0	12
Latin America	45.0	11
Licenses not renewed	4.5	3
Total	$549.5
In Process Research & Development:
Serelaxin	$115.0	n/a
Other	11.5	n/a
Total	$126.5	n/a
Total other intangible assets	$676.0	n/a
The preliminary fair values of the developed technology and IPR&D were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. This analysis is preliminary and is subject to further adjustment as additional information becomes available.
The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing pharmaceutical businesses, expected corporate synergies, the assembled workforce of Paladin and other factors. The amount of goodwill deductible for income tax purposes associated with the Paladin acquisition is not expected to be material. However, this expectation is preliminary and is subject to further adjustment as additional information becomes available and as additional analyses are performed.
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.
The Company recognized $36.8 million of Paladin acquisition-related and integration costs that were expensed during the three months ended March 31, 2014. These costs are included in Acquisition-related and integration items, net in the accompanying Condensed Consolidated Statements of Operations consist of the following items (in thousands):

Three Months Ended March 31,
2014
Bank fees	$14,232
Legal, separation, integration, and other costs	22,614
Total	$36,846
Transaction costs directly associated with the closing of the acquisition in 2014 and included in the table above totaled $33.4 million.

The amounts of revenue and Net income attributable to Endo International plc of Paladin included in the Company’s Condensed Consolidated Statements of Operations from and including February 28, 2014 to March 31, 2014 are as follows (in thousands, except per share data):

Revenue	$24,822
Net income attributable to Endo International plc	$3,685
Basic and diluted net income per share (1)	$0.03
__________

(1)
Because the Company reported a Net loss from continuing operations attributable to Endo International plc during the three months ended March 31, 2014, the diluted net income per share of Paladin included in the Company’s Condensed Consolidated Statements of Operations was calculated assuming no share dilution, as any potentially dilutive instruments would be anti-dilutive in a period of loss.

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2013 for the three months ended March 31, 2014 and 2013. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2013, nor are they indicative of any future results.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$637,161	$775,480
Net (loss) income attributable to Endo International plc	$(449,987)	$7,035
Basic net (loss) income per share	$(3.51)	$0.06
Diluted net (loss) income per share	$(3.51)	$0.06
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin Acquisition, including borrowings to finance the acquisition as well as the additional amortization that would have been charged assuming the fair value adjustments primarily to inventory and intangible assets had been applied on January 1, 2013, together with the consequential tax effects.
Boca Pharmacal LLC Acquisition
On August 28, 2013, Endo announced that it had entered into a definitive agreement to acquire Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. On February 3, 2014, the Company announced that it had completed the acquisition of Boca for approximately $232.7 million in cash.
The preliminary fair values of the net identifiable assets acquired totaled approximately $221.8 million, resulting in goodwill of approximately $10.8 million, which is expected to be assigned to our U.S. Generics International segment. The estimated fair value of the Boca net assets acquired are provisional as of March 31, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the Boca assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The operating results of Boca from and including February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2014 reflect the acquisition of Boca, effective February 3, 2014.
NOTE 6. SEGMENT RESULTS
On December 28, 2013, EHSI's Board of Directors approved a plan to sell its HealthTronics business segment and the Company entered into a definitive agreement to sell the business segment on January 9, 2014. Until it was sold on February 3, 2014, the assets of this business segment and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheet. Depreciation and amortization expense was not recorded on assets held for sale. The operating results of this business segment are reported as discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.

Concurrent with the February 28, 2014 acquisition of Paladin, the Company changed the names of its reportable segments. This change to our segments had no impact on the Company’s unaudited Condensed Consolidated Financial Statements for all periods presented. In addition, the International Pharmaceuticals segment was added, which is comprised solely of the operations of the acquired Paladin business.
The four reportable business segments in which the Company now operates are: (1) U.S. Branded Pharmaceuticals (f/k/a Endo Pharmaceuticals), (2) U.S. Generic Pharmaceuticals (f/k/a Qualitest), (3) Devices (f/k/a AMS) and (4) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as (loss) income from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company's segments and are included in the results below as "Corporate unallocated". The Company's consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segment less these unallocated corporate costs.
U.S. Branded Pharmaceuticals
The U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas®, Valstar® and AveedTM.
U.S. Generic Pharmaceuticals
The U.S. Generic Pharmaceuticals segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and hypertension markets, among others.
Devices
The Devices segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH or prostate health) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, AMS distributes devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of AMS's customers or distributors accounted for 10% or more of our total revenues during the three months ended March 31, 2014 and 2013. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.

International Pharmaceuticals
The International Pharmaceuticals segment includes a variety of specialty pharmaceutical products for the Canadian and world markets, which we acquired from Paladin. Key products serve growing drug markets including ADHD, pain, urology and allergy.
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$234,165	$357,589
U.S. Generic Pharmaceuticals	211,855	178,253
Devices (1)	123,767	122,652
International Pharmaceuticals (2)	24,822	—
Total consolidated net revenues to external customers	$594,609	$658,494
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$134,417	$174,407
U.S. Generic Pharmaceuticals	73,797	47,112
Devices	39,705	31,644
International Pharmaceuticals	9,295	—
Corporate unallocated	(79,191)	(83,017)
Total consolidated adjusted income from continuing operations before income tax	$178,023	$170,146
__________

(1)	The following table displays our Devices segment revenue by geography for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Devices:
United States	$77,459	$78,367
International	46,308	44,285
Total Devices revenues	$123,767	$122,652

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada and South Africa.
The table below provides reconciliations of our consolidated adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Total consolidated adjusted income from continuing operations before income tax:	$178,023	$170,146
Upfront and milestone payments to partners	(11,155)	(2,574)
Asset impairment charges	—	(1,100)
Acquisition-related and integration items (1)	(45,269)	(558)
Separation benefits and other cost reduction initiatives (2)	(277)	(13,694)
Excise tax expense (3)	(60,000)	—
Amortization of intangible assets	(55,194)	(47,250)
Inventory step-up	(3,581)	—
Non-cash interest expense	(5,969)	(5,450)
Loss on extinguishment of debt	(9,596)	(11,312)
Watson litigation settlement income, net	—	19,227
Certain litigation-related charges (4)	(641,100)	(76,532)
Total consolidated (loss) income from continuing operations before income tax	$(654,118)	$30,903
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $5.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives. These amounts are partially offset by changes in estimates related to certain cost reduction initiative accruals. Additionally, the amount of separation benefits and other cost reduction initiatives during the three months ended March 31, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations.

(3)
This amount represents charges for the excise tax pursuant to Section 4985 now that the Company expects the merger between Endo and Paladin to be taxable to U.S. shareholders of EHSI as a result of the shareholder gain from the transaction. The final determination is subject to the Company completing its shareholder basis study, which is expected to be finalized later in 2014.

(4)
These amounts includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three months ended March 31, 2014 and 2013.

The following represents additional selected financial information for our reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation expense:
U.S. Branded Pharmaceuticals	$4,037	$6,305
U.S. Generic Pharmaceuticals	7,569	3,170
Devices	2,086	2,802
International Pharmaceuticals	141	—
Corporate unallocated	1,894	2,465
Total depreciation expense	$15,727	$14,742

	Three Months Ended March 31,
	2014	2013
Amortization expense:
U.S. Branded Pharmaceuticals	$20,723	$21,280
U.S. Generic Pharmaceuticals	18,614	10,881
Devices	15,524	15,239
International Pharmaceuticals	$4,000	$—
Total amortization expense	$58,861	$47,400
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 7. FAIR VALUE MEASUREMENTS
Financial Instruments
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Also included in cash and cash equivalents are investments in guaranteed investment certificates (GICs) with original maturities of less than three months. GICs are interest-bearing Canadian deposit securities with defined maturities and are redeemable on demand. Due to their short-term maturity, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.
At the time of purchase, we classify our marketable securities as either available-for-sale securities or trading securities, depending on our intent at that time. Available-for-sale and trading securities are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income or net income, respectively. Fair value is determined based on a variety of approaches as described in more detail below. The Company reviews unrealized losses associated with available-for-sale securities to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is viewed as other-than-temporary is recognized in net income. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
The following table presents the carrying amounts and estimated fair values of our other financial instruments at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Guaranteed investment certificates—original maturities of three months or more	$49,712	$49,712	$—	$—
Commercial paper	14,752	14,752	—	—
Bonds	9,816	9,816	—	—
Current portion of loans receivable	30,283	30,283	—	—
	$104,563	$104,563	$—	$—
Long-term assets:
Equity securities	$2,396	$2,396	$2,979	$2,979
Loans receivable from joint venture	10,463	10,463	—	—
Other loans receivable, less current portion	8,177	8,177	—	—
Equity and cost method investments	43,752	N/A	15,654	N/A
	$64,788		$18,633
Current liabilities:
Acquisition-related contingent consideration—short-term	$3,877	$3,877	$3,878	$3,878
Current portion of 1.75% Convertible Senior Subordinated Notes Due 2015, net	351,728	375,091	345,421	372,481
Current portion of New Term Loan A Facility Due 2019	41,250	41,250	—	—
Current portion of New Term Loan B Facility Due 2021	4,250	4,250	—	—
Current portion of Term Loan A Facility Due 2018	—	—	69,375	69,375
3.25% AMS Convertible Notes due 2036	22	22	22	22
4.00% AMS Convertible Notes due 2041	106	106	111	111
Current portion of Paladin debt	4,889	4,889	—	—
Minimum Voltaren® Gel royalties due to Novartis—short-term	29,260	29,260	28,935	28,935
Other	1,000	1,000	9,000	9,000
	$436,382	$459,745	$456,742	$483,802
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$882	$882	$869	$869
New Term Loan A Facility Due 2019, less current portion	1,058,750	1,058,998	—	—
New Term Loan B Facility Due 2021, less current portion	420,750	421,020	—	—
Term Loan A Facility Due 2018, less current portion	—	—	1,266,094	1,265,970
Term Loan B Facility Due 2018	—	—	60,550	60,686
7.00% Senior Notes Due 2019	500,000	540,938	500,000	536,563
7.00% Senior Notes Due 2020, net	397,279	432,500	397,200	430,500
7.25% Senior Notes Due 2022	400,000	436,750	400,000	431,750
5.75% Senior Notes Due 2022	700,000	719,250	700,000	703,500
Paladin debt, less current portion	18,867	18,867	—	—
Minimum Voltaren® Gel royalties due to Novartis—long-term	—	—	7,392	7,392
Other	7,593	7,593	8,443	8,443
	$3,504,121	$3,636,798	$3,340,548	$3,445,673

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Our investments in GICs, commercial paper and bonds mature throughout 2014 and 2015 and are held with highly rated financial institutions. Our investments in GICs with original maturities of more than three months are included within marketable securities in our Condensed Consolidated Balance Sheets. They are carried at the deposited value, which is a reasonable approximation of fair value, and are considered to be valued using Level 2 inputs within the fair value hierarchy. Our investments in commercial paper are based on broker quotes provided by our portfolio managers. We consider these investments to be valued using Level 2 inputs within the fair value hierarchy. Our investments in bonds consist of both corporate and Canadian government bonds and are valued using broker quotes, representing Level 2 measurements within the fair value hierarchy.
Our loans receivable at March 31, 2014 relate primarily to a $30.0 million secured debenture between Paladin and Bioniche Life Sciences Inc. (Bioniche), related to Paladin's 2013 acquisition of certain product rights from Bioniche. The full amount of this receivable was collected in April 2014. Based on the short-term nature of this debenture, we believe the carrying amount of this receivable is a reasonable approximation of fair value. Our loans receivable at March 31, 2014 also includes loans totaling $10.5 million to our joint venture owned through our Litha Healthcare Group Limited subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. We believe the carrying amount of this receivable is a reasonable approximation of fair value.
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on a quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined below. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.
We have various investments which we account for using the equity or cost method of accounting, including a $24.3 million joint venture investment in the Biologicals and Vaccines Institute of Southern Africa (Pty) Limited, owned through our Litha Healthcare Group Limited subsidiary, which is accounted for as an equity method investment. The fair value of the equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. See Recurring Fair Value Measurements below for additional information on the fair value methodology used for the acquisition-related contingent consideration.
The fair value of our 1.75% Convertible Senior Subordinated Notes (Convertible Notes) is based on an income approach, which incorporates certain inputs and assumptions, including scheduled coupon and principal payments, the conversion feature inherent in the Convertible Notes, the put feature inherent in the Convertible Notes, and share price volatility assumptions based on historic volatility of the Company’s ordinary shares and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
The fair values of the various term loan facilities and senior notes were based on market quotes and transactions proximate to the valuation date. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
The fair values of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at March 31, 2014 and December 31, 2013 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of March 31, 2014 and December 31, 2013.

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$698,750	$—	$—	$698,750
Guaranteed investment certificates—original maturities of less than three months	—	18,815	—	18,815
Guaranteed investment certificates—original maturities of three months or more	—	49,712	—	49,712
Commercial paper	—	14,752	—	14,752
Bonds	—	9,816	—	9,816
Equity securities	2,396	—	—	2,396
Total	$701,146	$93,095	$—	$794,241
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$3,877	$3,877
Acquisition-related contingent consideration—long-term	—	—	882	882
Total	$—	$—	$4,759	$4,759

	Fair Value Measurements at Reporting Date using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$843,390	$—	$—	$843,390
Equity securities	2,979	—	—	2,979
Total	$846,369	$—	$—	$846,369
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$3,878	$3,878
Acquisition-related contingent consideration—long-term	—	—	869	869
Total	$—	$—	$4,747	$4,747
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), our subsidiary Endo Pharmaceuticals Inc. (EPI) acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals), which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $7.5 million after giving effect to the first quarter 2013 payment. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model (income approach). The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $4.8 million at March 31, 2014 and $4.7 million at December 31, 2013. The increase in the balance primarily relates to the changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2014	$(4,747)
Amounts (acquired) sold / (issued) settled, net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(12)
March 31, 2014	$(4,759)
The following table presents changes to the Company’s financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

Acquisition-related Contingent Consideration
Liabilities:
January 1, 2013	$(8,924)
Amounts (acquired) sold / (issued) settled, net	5,000
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(40)
March 31, 2013	$(3,964)
The following is a summary of available-for-sale securities held by the Company at March 31, 2014 and December 31, 2013 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2014
Money market funds	$698,750	$—	$—	$698,750
Guaranteed investment certificates—original maturities of less than three months	18,815	—	—	18,815
Total included in cash and cash equivalents	$710,065	$—	$—	$710,065
Total included in restricted cash and cash equivalents	$7,500	$—	$—	$7,500
Guaranteed investment certificates—original maturities of three months or more	$49,712	$—	$—	$49,712
Commercial paper	14,728	24	—	14,752
Bonds	9,846	—	(30)	9,816
Total other short-term available-for-sale securities	$74,286	$24	$(30)	$74,280
Equity securities	$1,766	$630	$—	$2,396
Long-term available-for-sale securities	$1,766	$630	$—	$2,396

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013
Money market funds	$843,390	$—	$—	$843,390
Total included in cash and cash equivalents	$73,390	$—	$—	$73,390
Total included in restricted cash and cash equivalents	$770,000	$—	$—	$770,000
Equity securities	$1,766	$1,213	$—	$2,979
Long-term available-for-sale securities	$1,766	$1,213	$—	$2,979
At March 31, 2014, the unrealized loss positions related to our investments in commercial paper and bonds were not material, individually or in the aggregate. At March 31, 2014 and December 31, 2013, our equity securities consisted of investments in the stock of publicly traded companies. As of March 31, 2014, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. As of December 31, 2013, one investment had been in an unrealized loss position for less than twelve months and one had been in an unrealized loss position for more than twelve months. The Company does not believe the remaining unrealized losses are other-than-temporary at March 31, 2014 or December 31, 2013 primarily because the Company has both the ability and intent to hold these investments for a period of time we believe will be sufficient to recover such losses.
NOTE 8. INVENTORIES
Inventories are comprised of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$127,159	$101,790
Work-in-process	54,133	51,100
Finished goods	282,807	221,549
Total	$464,099	$374,439
Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets and therefore has not been separately disclosed.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2014 were as follows:

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	Devices	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2013:
Goodwill	$290,793	$275,201	$1,795,366	$—	$2,361,360
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$290,793	$275,201	$806,838	$—	$1,372,832
Goodwill acquired during the period	—	11,611	—	2,134,565	2,146,176
Effect of currency translation	—	—	346	3,297	3,643
Goodwill impairment charges	—	—	—	—	—
Balance as of March 31, 2014:
Goodwill	290,793	286,812	1,795,712	2,137,862	4,511,179
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$290,793	$286,812	$807,184	$2,137,862	$3,522,651

Other Intangible Assets
The following is a summary of other intangibles held by the Company at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Indefinite-lived intangibles:
In-process research and development	$225,600	$73,400
Total indefinite-lived intangibles	$225,600	$73,400
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$627,127	$587,127
Less accumulated amortization	(376,938)	(357,439)
Licenses, net	$250,189	$229,688
Customer relationships (weighted average life of 16 years)	158,433	158,258
Less accumulated amortization	(28,121)	(25,574)
Customer relationships, net	$130,312	$132,684
Tradenames (weighted average life of 24 years)	77,000	77,000
Less accumulated amortization	(10,841)	(9,934)
Tradenames, net	$66,159	$67,066
Developed technology (weighted average life of 15 years)	2,376,694	1,720,428
Less accumulated amortization	(386,278)	(350,340)
Developed technology, net	$1,990,416	$1,370,088
Total definite-lived intangibles, net (weighted average life of 14 years)	$2,437,076	$1,799,526
Other intangibles, net	$2,662,676	$1,872,926
As of March 31, 2014, the weighted average amortization period for our definite-lived intangible assets in total was approximately 14 years.
Amortization expense for the three months ended March 31, 2014 and 2013 totaled $58.9 million and $47.4 million, respectively. Estimated amortization of intangibles for the five years subsequent to December 31, 2013 is as follows (in thousands):

2014	$197,687
2015	$236,831
2016	$212,306
2017	$186,773
2018	$186,257
Changes in the gross carrying amount of our other intangible assets for the three months ended March 31, 2014 were as follows (in thousands):

Gross Carrying Amount
December 31, 2013	$2,616,213
Aveed™ approval milestone	5,000
Paladin acquisition	676,000
Boca acquisition	165,900
Effect of currency translation	1,741
March 31, 2014	$3,464,854
The December 31, 2013 amounts above related to both the gross amount and related accumulated amortization for license intangible assets within the Other Intangible Assets summary and the total other intangible gross amount within the Gross Carrying Amount roll-forward have been revised from amounts previously disclosed within the December 31, 2013 Form 10-K. The purpose of this revision was to remove approximately $47.1 million from both the gross amount and corresponding accumulated amortization for intangible assets that were fully amortized as of December 31, 2013. These adjustments had no impact on the reported net other intangible assets and the revision did not impact the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income or Condensed Consolidated Statements of Cash Flows as of and for the year ended December 31, 2013.
NOTE 10. LICENSE AND COLLABORATION AGREEMENTS
Our subsidiaries have entered into certain license, collaboration and discovery agreements with third parties for the development of pain management and other products. These agreements require our subsidiaries to share in the development costs of such products and grant marketing rights to our subsidiaries for such products.
Our subsidiaries have also licensed from universities, corporations and other similar institutions, rights to certain technologies or intellectual property, generally in the field of pain management. They are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require our subsidiaries to pay royalties on sales of the products arising from these agreements. These agreements generally permit our subsidiaries to terminate the agreement with no significant continuing obligation.
For additional disclosure of our subsidiaries' material license and collaboration agreements at December 31, 2013, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
On March 4, 2008, our subsidiary Endo Pharmaceuticals Inc. (EPI) entered into a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the U.S. Food and Drug Administration (FDA), becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the U.S. as a prescription medicine until October 2010.
Under the terms of the Voltaren® Gel Agreement, which had an initial term of five years, EPI made an upfront cash payment of $85.0 million. EPI agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, EPI agreed to make certain guaranteed minimum annual royalty payments of $30.0 million per year payable in the 4th and 5th year of the Voltaren® Gel Agreement, which could be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties were creditable against royalty payments on an annual basis such that EPI's obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25.0 million if annual net sales of Voltaren® Gel exceed $300.0 million in the U.S. To date, annual net sales have not exceeded this threshold and, therefore, this milestone payment has not been paid.
The $85.0 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren® Gel over the initial contract term. We amortized this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the shutdown of its Lincoln, Nebraska manufacturing facility, EPI was not obligated to make any first quarter 2012 royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. Voltaren® Gel royalties incurred during the three months ended March 31, 2014 and 2013 were $7.5 million and $7.5 million, respectively, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
EPI is solely responsible to commercialize the Licensed Product during the term of the Voltaren® Gel Agreement. With respect to each year during the term of the Voltaren® Gel Agreement, subject to certain limitations, EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. In addition, EPI is required to perform a minimum number of face-to-face one-on-one discussions with physicians and other healthcare practitioners (Details) for the purpose of promoting the Licensed Product within its approved indication during each year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. Further, during the term of the Voltaren® Gel Agreement, EPI will share in the costs of certain clinical studies and development activities initiated at the request of the FDA or as considered appropriate by Novartis and EPI. On December 31, 2012, EPI and Novartis entered into an amendment to the Voltaren® Gel Agreement (the Voltaren® Gel Amendment) which reduced the minimum number of Details required to be conducted by EPI and the minimum amount of annual advertising and promotional expenses required to be spent by EPI on the commercialization of Voltaren® Gel during each remaining year of the Voltaren® Gel Agreement.
During the fifth Voltaren® Gel Agreement Year beginning on July 1, 2012 and extending through June 30, 2013, EPI agreed to spend approximately $4.5 million on A&P Expenditures. During the first renewal term year beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred for such A&P Expenditures were $2.1 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.
During the term of the Voltaren® Gel Agreement, EPI has agreed to purchase all of its requirements for the Licensed Product from Novartis. The price was fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials. The Voltaren® Gel Amendment reduced the supply price of Voltaren® Gel otherwise payable under the Agreement.
Novartis has the exclusive right, at its sole discretion, to effect a switch of the Licensed Product from a prescription product to an over-the-counter (OTC) product in the U.S. (an OTC Switch) by filing an amendment or supplement to the Licensed Product New Drug Application or taking any other action necessary or advisable in connection therewith to effect the OTC Switch, and thereafter to commercialize such OTC product. Notwithstanding the foregoing, Novartis shall not launch an OTC equivalent product prior to a time specified in the Voltaren® Gel Agreement, and Novartis shall not take any action that results in the loss of the prescription product status for the Licensed Product prior to such time. Novartis is obligated to notify EPI if it submits a filing to the FDA in respect of an OTC equivalent product. In the event that Novartis gains approval of an OTC equivalent product that results in the Licensed Product being declassified as a prescription product, then Novartis will make certain royalty payments to EPI on net sales of such OTC equivalent product in the U.S. by Novartis, its affiliates and their respective licensees or sublicensees as set forth in the Voltaren® Gel Agreement. As a condition to the payment of any and all such royalties, net sales of the Licensed Product in the U.S. must have exceeded a certain threshold prior to the launch of the OTC equivalent product by Novartis or its affiliates.
The initial term of the Voltaren® Gel Agreement expired on June 30, 2013. In December 2012, pursuant to the provisions of the Voltaren® Gel Agreement which had provided EPI with an option to extend the term of the agreement for two successive one year terms, the term was renewed for an additional one-year period. As a result, we capitalized, as an intangible asset, $21.3 million representing the present value of the guaranteed minimum royalties we expected to pay to Novartis AG over the renewal term.
The subsequent term of the Voltaren® Gel Agreement will expire on June 30, 2014. In December 2013, pursuant to the provisions of the Voltaren® Gel Agreement which had provided EPI with an option to extend the term of the agreement for a one year term, the term was renewed for an additional one-year period. As a result, we capitalized, as an intangible asset, $21.5 million, representing the present value of the guaranteed minimum royalties we expected to pay to Novartis AG over the renewal term.
The Voltaren® Gel Agreement will remain in place unless either (i) EPI provides written notice of non-renewal to the other party at least six months prior to the expiration of the first renewal term or any renewal term thereafter, (ii) Novartis provides written notice of non-renewal to the other party at least six months prior to the expiration of the second renewal term or any renewal term thereafter, or (iii) the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Upon extension, EPI is again obligated to make certain guaranteed minimum annual royalty payments of $30.0 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that EPI’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year.
Among other standard and customary termination rights granted under the Voltaren® Gel Agreement, the Voltaren® Gel Agreement can be terminated by either party upon reasonable written notice and if either party has committed a material breach that has not been remedied within 90 days from the giving of written notice. EPI may terminate the Voltaren® Gel Agreement by written notice upon the occurrence of several events, including the launch in the U.S. of a generic to the Licensed Product. Novartis may terminate the Voltaren® Gel Agreement upon reasonable written notice (1) if EPI fails to deliver a set percentage of the minimum Details in a certain six-month period under the Voltaren® Gel Agreement; or (2) on or after the launch in the U.S. of an OTC equivalent product by Novartis, its affiliates or any third party that does not result in the declassification of the Licensed Product as a prescription product, following which net sales in a six-month period under the Voltaren® Gel Agreement are less than a certain defined dollar amount.
BayerSchering
In July 2005, Indevus (now, Endo Pharmaceuticals Solutions Inc. or EPSI) licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as AveedTM (the BayerSchering Agreement). EPSI is responsible for the development and commercialization of AveedTM in the U.S. BayerSchering is responsible for manufacturing and supplying EPSI with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30.0 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market AveedTM. Indevus also agreed to pay to BayerSchering 25% of net sales of AveedTM to cover both the cost of finished product and royalties. The BayerSchering Agreement expires on the later of the patent expiration or ten years from the first commercial sale of AveedTM.
In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for AveedTM for a supply price based on net sales of AveedTM. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. The BayerSchering Agreement expires on the later of the patent expiration or ten years from the first commercial sale of AveedTM. Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.
On March 6, 2014, we announced that the FDA approved AveedTM for the treatment of hypogonadism (commonly known as Low-T) in adult men, which is associated with a deficiency or absence of the male hormone testosterone. AveedTM became available in early March. Upon approval, EPSI became obligated to pay a milestone payment of $5.0 million to BayerSchering. The approval milestone was recorded as an intangible asset and is being amortized into cost of revenues on a straight-line basis over its estimated useful life.
Products in Development
BioDelivery Sciences International, Inc.
In January 2012, EPI signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® Buprenorphine. BEMA® Buprenorphine is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. BEMA® Buprenorphine is currently in Phase III trials for the treatment of moderate to severe chronic pain. EPI made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. EPI paid this amount in the second quarter of 2012. During the first quarter of 2014, $10.0 million of additional milestones were incurred related to the achievement of certain clinical milestones and were recorded as Research and development expense. In the future, EPI could be obligated to pay royalties based on net sales of BEMA® Buprenorphine and commercial and regulatory milestone payments of up to approximately $125.0 million. Pursuant to its rights under the terms of the BioDelivery Agreement, BioDelivery elected in November 2013 to have a portion of the BEMA® development costs, above a certain amount, paid by EPI. Any such amounts paid by EPI shall be credited against future milestone payments, as defined in the BioDelivery Agreement. EPI may terminate the BioDelivery Agreement at any time upon six months' written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country-by-country basis, upon the later to occur of 10 years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.

NOTE 11. DEBT
The following is a summary of the Company's total indebtedness at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
1.75% Convertible Senior Subordinated Notes due 2015	$379,500	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(27,772)	(34,079)
1.75% Convertible Senior Subordinated Notes due 2015, net	$351,728	$345,421
7.00% Senior Notes due 2019	$500,000	$500,000
7.00% Senior Notes due 2020	400,000	400,000
Unamortized initial purchaser’s discount	(2,721)	(2,800)
7.00% Senior Notes due 2020, net	$397,279	$397,200
7.25% Senior Notes due 2022	$400,000	$400,000
5.75% Senior Notes due 2022	700,000	700,000
3.25% AMS Convertible Notes due 2036	22	22
4.00% AMS Convertible Notes due 2041	106	111
New Term Loan A Facility Due 2019	1,100,000	—
New Term Loan B Facility Due 2021	425,000	—
Term Loan A Facility Due 2018	—	1,335,469
Term Loan B Facility Due 2018	—	60,550
Paladin debt	23,756	—
Total long-term debt, net	$3,897,891	$3,738,773
Less current portion, net	$402,245	$414,929
Total long-term debt, less current portion, net	$3,495,646	$3,323,844
Credit Facility
Upon closing of the Paladin acquisition on February 28, 2014, the Company entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The prior credit facility was terminated and canceled, with the outstanding indebtedness of $1.4 billion repaid and all liens terminated and released. The new credit facility consists of a five-year senior secured Term Loan A facility of $1.1 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million. The new credit facility contains an uncommitted expansion provision which permits up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as defined in the new credit facility, is less than or equal to 2.75x) of additional revolving or term loan commitments from one or more of the lenders under the new credit facility or other lenders.
Under the new credit facility, $50.0 million is available for letters of credit and up to $50.0 million is available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the new credit facility. The borrowers’ obligations under the new credit facility are guaranteed by all of Endo’s direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
The new credit facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. To the best of our knowledge, as of March 31, 2014, we are in compliance with all covenants in our credit facility.
As set forth in the new credit agreement, borrowings under this credit facility incur interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the new credit agreement. For the Term Loan A facility and revolving credit facility, the Company could elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.50% and 2.25% or an Alternate Base Rate (as defined in the new credit agreement) plus between 0.50% and 1.25%. For the Term Loan B Facility, the Company could elect to pay interest based on an adjusted LIBOR (with a floor of 0.75%) plus 2.50% or an Alternate Base Rate plus 1.50%. The Company will pay a commitment fee of between 30 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.
In connection with our entering into the 2014 credit agreement, we incurred new debt issuance costs of approximately $27.7 million, $26.7 million of which was deferred and will be amortized over the term of the new credit agreement. The remaining debt issuance costs of $1.0 million and previously deferred debt issuance costs of $8.6 million associated with the prior credit facility were charged to expense. These expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
In addition, in connection with the Paladin transaction, the Company assumed approximately $23.8 million of previously existing debt entered into by Paladin's subsidiary, Litha Healthcare Group Limited.
On December 2, 2013, following the completion of consent solicitations, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into supplemental indentures to the 2019, 2020 and 2022 Notes Indentures, providing, among other things, that the Paladin transaction will not constitute a change of control under the Indentures.
On March 26, 2013, we made a prepayment of $100.0 million on our Term Loan B facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment and included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
On March 26, 2013, we entered into an amendment and restatement agreement, pursuant to which we amended and restated our then existing credit agreement to extend its term by approximately two years and modify its covenants to provide us with greater financial and operating flexibility. Until it was replaced by the credit facility entered into in connection with the Paladin acquisition, the amended and restated agreement (the 2013 Credit Agreement) extended the maturity dates of our $500.0 million revolving credit facility and our Term Loan A facility which, at the time of the amendment and restatement, had a remaining principal balance of $1.4 billion, to March 15, 2018. The 2013 Credit Agreement provided the Company with greater flexibility under certain of its affirmative and negative covenants, including, without limitation, the designation of unrestricted subsidiaries, capital expenditures, asset sales, indebtedness and restricted payments.
The 2013 Credit Agreement kept in place the Company’s Term Loan B facility which had a maturity of June 17, 2018 and, at the time of the amendment and restatement, had a remaining principal balance of $60.6 million. The 2013 Credit Agreement also permitted additional revolving or term loan commitments up to $500.0 million (or an unlimited amount in certain circumstances) from one or more of the existing lenders or other lenders with the consent of the Administrative Agent without the need for consent from any of the existing lenders under our credit facility.
In connection with the 2013 Credit Agreement, we incurred new debt issuance costs of approximately $8.1 million, $7.6 million of which was deferred and will be amortized over the term of the 2013 Credit Agreement. The remaining $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense upon the amendment and restatement of the 2013 Credit Agreement. These expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
5.75% Senior Notes Due 2022
On December 19, 2013, we issued $700.0 million in aggregate principal amount of 5.75% Senior Notes due 2022 (the New 2022 Notes) at an issue price of par. The notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction, and we have no intention to register the notes in the future. We are not required to, nor do we intend to, offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act or otherwise register the notes for resale under the Securities Act. The notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the notes in the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The New 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the New 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The New 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of $700.0 million from the issuance. Costs associated with this offering, including costs related to investment bankers, of $12.8 million were deferred and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
At December 31, 2013, the proceeds of the issuance of the New 2022 Notes were restricted and held in escrow and were not able to be utilized by the Company until the Paladin transaction closed. These proceeds were released upon the closing of the Paladin transaction on February 28, 2014.
1.75% Convertible Senior Subordinated Notes Due 2015
At March 31, 2014, our indebtedness included $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). The Convertible Notes became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013 and the Convertible Notes remain convertible at March 31, 2014. We are permitted to deliver cash, ordinary shares or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. Holders of the Convertible Notes may also surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the Convertible Notes as short-term in nature hereafter. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. There have been no conversions as of the date of this filing.
Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased ordinary share call options intended to reduce the potential dilution to our ordinary shares upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our ordinary shares on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our ordinary shares at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our ordinary shares at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise.
As discussed in Note 18. Net (Loss) Income Per Share, in periods in which our ordinary shares price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net (loss) income per share calculation using the treasury stock method.
Other than as described above, there have been no material changes to our other indebtedness from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries' products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, and UPS Supply Chain Solutions, Inc. If, for any reason, our subsidiaries are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products or services needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition to the manufacturing and supply agreements described above, our subsidiaries have agreements with various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.
For additional discussion of our material manufacturing, supply and other service agreements at December 31, 2013, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
Novartis License and Supply Agreement
Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc., which is described further in Note 10. License and Collaboration Agreements, our Endo Pharmaceuticals Inc. (EPI) subsidiary has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials.

Teikoku Seiyaku Co., Ltd.
Under the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), a Japanese manufacturer, Teikoku manufactures Lidoderm® at its two Japanese facilities, located on adjacent properties, for commercial sale by EPI in the U.S. EPI also has an option to extend the supply area to other territories. On April 24, 2007, EPI amended the Teikoku agreement (the Amended Agreement). The material components of the Amended Agreement are as follows:

•	EPI agreed to purchase a minimum number of patches per year through 2012, representing the noncancelable portion of the Amended Agreement.

•
Teikoku agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement. The minimum purchase requirement shall remain in effect subsequent to 2012. EPI met its minimum purchase requirement for 2013.

•
Following cessation of EPI's obligation to pay royalties to Hind Healthcare Inc. (Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and EPI (the Hind Agreement), EPI began to pay to Teikoku annual royalties based on annual net sales of Lidoderm®.

•
The Amended Agreement will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, upon 30 days' written notice, in the event that EPI fails to purchase the annual minimum quantity for each year after 2012 (e.g., 2013 through 2021). Notwithstanding the foregoing, after December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless (i) EPI and Teikoku agree to terminate the Amended Agreement upon mutual written agreement or (ii) either EPI or Teikoku terminates the Amended Agreement with 180-day written notice to the other party, which notice shall not in any event be effective prior to July 1, 2022.

•	EPI is the exclusive licensee for any authorized generic for Lidoderm®.
On January 6, 2010, the parties amended the Teikoku Agreement, effective December 16, 2009. Pursuant to the amendment, Teikoku has agreed to supply Lidoderm® at a fixed price for a period of time after which the price will be adjusted at certain future dates based on a price index defined in the amendment.
Effective November 1, 2010, the parties again amended the Teikoku Agreement. Pursuant to this amendment, Teikoku agreed to supply certain quantities of additional Lidoderm® at no cost to EPI in each of 2011, 2012 and 2013 in the event EPI’s firm orders of Lidoderm® exceeded certain thresholds in those years.
On November 23, 2011, EPI's obligation to pay royalties to Hind under the Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, EPI began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the three months ended March 31, 2014 and 2013, we recorded $1.8 million and $11.0 million for these royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At March 31, 2014, $1.8 million is recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
On August 3, 2012, Teikoku agreed to provide to EPI, at a discount, any branded Lidoderm® product that was required to be provided to the wholesaler affiliate of Watson Laboratories, Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis) pursuant to the Watson Settlement Agreement (discussed in the "Legal Proceedings" Section below). The discount was equal to a 50% reduction to the regular prices that EPI would otherwise have been obligated to pay for this product.
Grünenthal GMBH (Grünenthal)
Under the terms of EPI's December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), Grünenthal agreed to manufacture and supply to EPI a crush-resistant formulation of Opana® ER based on a supply price equal to a certain percentage of net sales of Opana® ER, subject to a floor price. In the first quarter of 2012, we began production of the crush-resistant formulation of Opana® ER at a third party manufacturing facility managed by Grünenthal. The Grünenthal Agreement will expire on the later of (i) the 15th anniversary of the date of first commercial sale of the product, (ii) the expiration of the last issued patent in the territory claiming or covering products or (iii) the expiration of exclusivity granted by the FDA for the last product developed under the Grünenthal Agreement. Effective December 19, 2012, EPI and Grünenthal amended the Grünenthal Agreement whereby EPI became responsible for the planning of packaging of finished product and certain other routine packaging quality obligations and Grünenthal agreed to reimburse EPI for the third-party costs incurred related to packaging as well as pay EPI a periodic packaging fee. The amendment also changed certain of the terms with respect to the floor price required to be paid by EPI in consideration for product supplied by Grünenthal. On February 18, 2014, EPI and Grünenthal amended the Grünenthal Agreement to define the responsibilities of the parties for certain additional clinical work to be performed for Opana ER.
EPI's license and supply payments made to Grünenthal pursuant to the Grünenthal Agreement are recorded in Cost of revenues in our Condensed Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $7.8 million and $8.2 million for the three months ended March 31, 2014 and 2013, respectively.

UPS Supply Chain Solutions
Under the terms of this agreement, EPI utilizes UPS Supply Chain Solutions (UPS) to provide customer service support and warehouse, freight and distribution services for certain of its products in the U.S. The initial term of the agreement extends through March 31, 2015. The agreement may be terminated by either EPI or UPS (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party; and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by EPI without cause or (ii) by UPS due to EPI’s breach, failure by EPI to make payments when due, or EPI’s insolvency, EPI would be required to pay UPS certain termination costs. Such termination costs would not be material to the Company's Condensed Consolidated Statements of Operations. On February 21, 2012, EPI amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees. On August 16, 2013, EPI further amended this agreement to add another mode of transport permissible under the agreement.
Milestones and Royalties
Our subsidiaries have entered into certain other license and collaboration agreements which include provisions for potential milestones and royalties. Refer to Note 10. License and Collaboration Agreements and to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, for additional discussion of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.
Employment Agreements
We, and in some cases certain of our subsidiaries, have entered into employment agreements with certain members of management.
Research Contracts
Our subsidiaries routinely contract with universities, medical centers, contract research organizations and other institutions for the conduct of research and clinical studies on their behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow our subsidiaries to terminate prior to completion.
Legal Proceedings
We and certain of our subsidiaries are involved in various claims, legal proceedings and governmental investigations that arise from time to time in the ordinary course of our business, including relating to product liability, intellectual property, regulatory compliance and commercial matters. While we cannot predict the outcome of these ongoing legal proceedings and we and our subsidiaries intend to defend vigorously our and their position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.

In view of the inherent difficulty of predicting the outcome of these various claims, legal proceedings and governmental investigations, particularly where there are many claimants, each with their own unique circumstances that give rise to their alleged claims, and the claimants seek indeterminate damages and particularly given the various stages of our proceedings, unless specified otherwise below, we and our subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss. Accordingly, there are claims, legal proceedings and governmental investigations in which we and certain of our subsidiaries are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. In addition, it is reasonably possible that a future loss could exceed the related accrued liability and could have a material adverse effect on our current and future financial position, results of operations and cash flows.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various federal and state courts, as well as in Canada and other countries outside the United States, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described in more detail below.
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage. The Company and its subsidiaries intend to contest vigorously all such disputes with respect to their insurance coverage and to enforce their rights under the terms of these insurance policies, and accordingly, the Company will record receivables with respect to amounts due under these policies, only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under the Company's product liability insurance policies may be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

Vaginal Mesh Cases. On October 20, 2008, the FDA issued a Public Health Notification regarding potential complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). The notification provides recommendations and encourages physicians to seek specialized training in mesh procedures, to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications.
In July 2011, the FDA issued an update to the October 2008 Public Health Notification regarding mesh to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI. In this July 2011 update, the FDA maintained that adverse events are not rare, as previously reported, and questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 notification continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. The FDA also convened an advisory panel which met on September 8-9, 2011 to further address the safety and effectiveness of transvaginal surgical mesh used to treat POP and SUI. At the conclusion of the meetings, the advisory panel recommended reclassifying transvaginal mesh products used to treat POP to Class III devices (premarket approval) and recommended that manufacturers of these products be required to conduct additional post-market surveillance studies. The advisory panel recommended that transvaginal surgical mesh products used to treat SUI remain as Class II devices. Regarding retropubic and transobturator (TOT) slings, the advisory panel recommended that no additional post-market surveillance studies are necessary. Regarding mini-slings, the advisory panel recommended premarket studies for new devices and additional post-market surveillance studies.
On January 3, 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for POP and of single incision mini-slings for urinary incontinence, such as our subsidiary AMS, to conduct post-market safety studies and to monitor adverse event rates relating to the use of these products. AMS received a total of nineteen class-wide post-market study orders regarding its pelvic floor repair and mini-sling products; however, the FDA agreed to place sixteen of these study orders on hold for a variety of reasons. Three of these post-market study orders remain active and AMS is continuing the process of complying with these orders. In these orders, the FDA also noted that it is still considering the recommendation of the September 9, 2011 advisory committee that urogynecological surgical mesh for transvaginal repair of POP be reclassified from Class II to Class III.
On April 29, 2014, the FDA issued a statement proposing to reclassify surgical mesh for transvaginal pelvic organ prolapse repair from Class II to Class III. Further, the FDA proposed to reclassify urogynecologic surgical mesh instrumentation from class I to class II, and to establish special controls for surgical instrumentation for use with urogynecologic surgical mesh. The FDA stated that it was proposing these changes based on the tentative determination that general controls by themselves are insufficient to provide reasonable assurance of the safety and effectiveness of these devices. This proposal is subject to a 90 day comment period.
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada and Scotland, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of April 25, 2014, approximately 23,500 filed mesh cases are currently pending against AMS and/or the Company or certain of its subsidiaries, some of which may have been filed on behalf of multiple plaintiffs. In addition, other cases have been served upon AMS pursuant to a tolling agreement order issued in the MDL in May 2013. Any complaint properly served on AMS from the effective date of that order on May 15, 2013 through October 1, 2013, and ultimately filed with the court by February 14, 2014 is deemed filed as of the service date. Some of these cases served pursuant to the tolling agreement have been timely filed with the court. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. The Company cannot predict the ultimate number of cases to be filed against it with certainty and we expect that more cases may be filed in subsequent periods.
On June 14, 2013, AMS and certain plaintiffs' counsel representing mesh-related product liability claimants entered into a definitive Master Settlement Agreement (the June 2013 MSA) regarding a set inventory of filed and unfiled mesh cases handled or controlled by the participating counsel. The June 2013 MSA was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or AMS. Under the terms of the June 2013 MSA, AMS paid $54.5 million in July 2013 into a settlement fund held in escrow by a mutually agreed upon escrow agent. The June 2013 MSA establishes a claims administration process that includes guidelines and procedures for administering the settlement. Distribution of funds to any individual is conditioned upon a full release and a dismissal with prejudice of the entire action or claim as to all AMS parties and affiliates. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel. The Company has agreed with plaintiffs’ counsel involved in this settlement that a sufficient number of releases have been submitted to permit the parties to proceed with a distribution of funds from the escrow. Accordingly, approximately $43.0 million was released from the escrow fund during the fourth quarter of 2013. Following the receipt of certain additional releases, approximately $3.1 million was released from the escrow fund during the first quarter of 2014. The remaining $8.4 million settlement fund held in escrow is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
On April 30, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants entered into various agreements in principle regarding settling up to approximately 20,000 filed and unfiled mesh cases handled or controlled by the participating counsel, which are separate and distinct from the counsel participating in the June 14, 2013 Master Settlement Agreement described above. These agreements in principle were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. Under the terms of these agreements, AMS has agreed to pay up to a total of $830.0 million, of which approximately $600 million is expected to paid by March 31, 2015 and is classified as Accrued expenses in the March 31, 2014 Condensed Consolidated Balance Sheet, with the remainder to be paid over time. These settlements are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. An essential element of these settlements will be participation by the vast majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that particular law firm. To the extent fewer than all claims participate, the total settlement payment will be reduced by an agreed-upon amount for each such non-participating claim.
Distribution of funds to any individual claimant is conditioned upon a full release and a dismissal with prejudice of the entire action or claim as to all AMS parties and affiliates. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel.
At March 31, 2014, the Company's product liability accrual totaled $1.14 billion for all known pending and estimated future claims related to vaginal mesh cases, including cases subject to the various settlement agreements in principle announced on April 30, 2014 and those covered under the June 2013 MSA. The increase in our reserve reflects management’s ongoing assessment of our product liability portfolio, including the vaginal mesh cases, the status of the company’s ongoing settlement discussions related to the remaining cases included in the vaginal mesh litigation, the complex nature associated with this type of litigation and the inherent uncertainty as to the costs of resolving the remainder of the mesh litigation. The increases to this accrual of $626.2 million and $67.8 million during the three months ended March 31, 2014 and 2013, respectively, were recorded in our Consolidated Statements of Operations as Litigation-related and other contingencies.
Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any significant injury. Given the wide range of alleged injuries and the early stage of this litigation, as evidenced in part by the fact that AMS has not yet received or had the opportunity to review complete information regarding all plaintiffs and their medical conditions, the Company and AMS are unable to fully evaluate the remaining claims at this time.
AMS and the Company intend to contest vigorously all currently remaining pending cases and any future cases that may be brought, if any, and to continue to explore other options as appropriate in the best interests of the Company and AMS. However, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims. We will continue to monitor each related legal claim and adjust the accrual for new information and further developments. Nevertheless, we believe it is possible that the outcomes of such cases could result in losses in excess of insurance reimbursement levels that could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2014, no insurance recoveries for these matters have been recorded.
In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and have subsequently received additional subpoenas from other states. We are cooperating fully with this investigation. At this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Other Product Liability Litigation
MCP Cases. Qualitest Pharmaceuticals, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders and death. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to metoclopramide litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of May 2, 2014, approximately 600 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest Pharmaceuticals and/or the Company.
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs have appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. A consolidated appeal is pending before the Sixth Circuit in certain of these cases. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being pursued. A coordinated proceeding was formed in Los Angeles. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. Subject to certain terms and conditions, we will be indemnified by the former owners of Qualitest Pharmaceuticals with respect to propoxyphene litigation arising out of the sales of the product by Qualitest Pharmaceuticals between January 1, 2006 and November 30, 2010, the date on which the acquisition was completed, subject to an overall liability cap for all claims arising out of or related to the acquisition, including the claims described above. As of May 2, 2014, approximately 40 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest Pharmaceuticals and/or the Company. There are also approximately 75 propoxyphene cases that were previously dismissed against the Company and that are now on appeal to the Sixth Circuit.
The Company and Qualitest Pharmaceuticals have not recorded any losses associated with the MCP or Propoxyphene cases to date. While we cannot predict the outcome of these legal proceedings, we do not believe an adverse outcome would have a material adverse effect on our current and future financial position, results of operations and cash flows.
Department of Health and Human Services Subpoena and Related Matters
As previously reported, in January 2007 and April 2011, the Company received subpoenas issued by HHS, OIG and the United States Department of Justice (DOJ), respectively. The subpoenas requested documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®.
On February 21, 2014, the Company executed agreements with the HHS-OIG and DOJ to resolve potential claims for a total of approximately $193 million. Of that amount, Endo agreed to pay $171.8 million plus interest to settle civil claims under the Federal False Claims Act for federal healthcare payments under the Medicare, TRICARE, Veterans Administration, Federal Employee Health Care Benefits, and Federal employee workers compensation programs and for federal and state payments under State Medicaid programs. Endo agreed to pay $20.8 million to resolve criminal claims made by the Department of Justice. As part of the settlement, Endo entered a Deferred Prosecution Agreement to resolve the criminal claims and entered a Corporate Integrity Agreement with HHS-OIG. These payments were made in February 2014.
In September 2013, the State of Louisiana filed a Petition for Civil Penalties and Damages against the Company and its subsidiary, EPI in the Nineteenth Judicial District for the Parish of East Baton Rouge alleging that EPI and the Company engaged in unlawful marketing of Lidoderm® in the State of Louisiana. See State of Louisiana v. Endo Pharmaceuticals, Inc. et al., C624672 (19th Jud. Dist. La.). The State seeks civil fines, civil monetary penalties, damages, injunctive relief, attorneys' fees and costs under various causes of action. Without admitting liability or wrongdoing, in February 2014, EPI and the State of Louisiana reached an agreement to resolve this case for a total of $1.4 million plus attorney's fees.
As previously reported, EPI is in the process of responding to a Civil Investigative Demand issued by the State of Texas relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® in Texas. EPI and the Company are cooperating with the State’s investigation. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.

Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company's subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney's Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government's investigation. At this time, EPI and Qualitest cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against EPI, Qualitest and Boca and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana seeks damages, fines, penalties, attorneys’ fees and costs under various causes of action.
EPI, Qualitest and Boca intend to contest the above case vigorously and to explore other options as appropriate in the best interests of the Company, EPI, Qualitest and Boca. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Opioid-Related Subpoenas and Document Requests
In March 2013, the Company received an Investigative Subpoena from the Corporation Counsel for the City of Chicago seeking documents and information regarding the sales and marketing of opioids, including Opana®. Following discussion with the Company, in May 2013, the Corporation Counsel for the city of Chicago served the Company with a revised Investigative Subpoena seeking the same documents and information. In September 2013, the Company received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of Opana®. In January 2014, the Company received a set of informal document requests from the Office of the United States Attorney for the Eastern District of Pennsylvania seeking documents and information regarding the sales and marketing of Opana® ER.
The Company is cooperating with the Corporation Counsel for the City of Chicago, the State of New York Office of Attorney General and the Office of the United States Attorney for the Eastern District of Pennsylvania in their respective investigations. At this time, the Company cannot predict the outcome of these matters or reasonably estimate the amount or range of amounts or fines and penalties, if any, that might result from any adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
Antitrust Litigation and Investigation
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against EPI and co-defendants Teikoku Seiyaku Col, LTD, Teikoku Pharma USA, Inc. (collectively Teikoku) and Actavis plc., f/k/a as Watson Pharmaceuticals, Inc., and a number of its subsidiaries (collectively Actavis). The complaints in these cases generally allege that Endo, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ’529 patent). Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that Endo and Teikoku commenced sham patent litigation against Actavis and that Endo abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
The United States Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order on April 3, 2014, transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California for coordinated or consolidated pretrial proceedings before Judge William H. Orrick.
The Company intends to contest these cases vigorously and to explore all options as appropriate in the best interests of EPI and the Company. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of California as tag-along actions to In Re Lidoderm Antitrust Litigation. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or EPI.

On February 25, 2014, the Company's subsidiary, EPI received a Civil Investigative Demand (the February 25 CID) from the United States Federal Trade Commission (the FTC). The FTC issued a second Civil Investigative Demand to EPI on March 25, 2014 (the March 25 CID). The February 25 CID requests documents and information concerning EPI's Settlement Agreements with Actavis and Impax of the Opana® ER patent litigation and its Settlement Agreement with Actavis of the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. The March 25 CID requests documents and information concerning EPI's acquisition of U.S. Patent No. 7,852,482 (the '482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of Opana® ER. EPI intends to fully cooperate with the FTC's investigation. At this time, EPI cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
Paragraph IV Certifications on Lidoderm®
As previously reported, the Company's subsidiary, EPI and the holders of the Lidoderm® New Drug Application and relevant patents, Teikoku Seiyaku Co., Ltd., and Teikoku Pharma USA, Inc. (collectively, Teikoku) received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson Laboratories, Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis) advising of its filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%), which resulted in litigation under the Hatch-Waxman Act.
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson is exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until the earlier of 1) the introduction of a generic version of Lidoderm® by a company other than Watson or 2) May 1, 2014. EPI receives an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during its period of exclusivity. During the three months ended March 31, 2014, we recorded royalty income of $38.2 million, which is included in Service and other revenues in our Condensed Consolidated Statements of Operations.
As of March 31, 2014, there is no remaining liability associated with our Patent litigation settlement and, during the three months ended March 31, 2014, there was no related activity recorded in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2013, the net impact of the Watson Settlement Agreement recorded in Other income, net totaled $19.2 million and consisted of the amounts shown below (in thousands):

Litigation settlement liability relieved during the quarter	$31,932
Cost of product shipped to Watson's wholesaler affiliate	(4,408)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(10,501)
Rebate on product shipped to Watson's wholesaler affiliate	2,204
Net gain included in Other income, net	$19,227
As previously reported, in January 2011, EPI and Teikoku received a Paragraph IV Notice from Mylan Technologies Inc. (Mylan) advising of its filing of an ANDA for a generic version of Lidoderm®. The Paragraph IV Notice refers to U.S. Patent Nos. 5,827,529 and 5,741,510, which cover the formulation of Lidoderm® under the Hatch-Waxman Act. The patent expired on March 30, 2014. This suit is no longer pending. On October 4, 2013, the Company dismissed the suit against Mylan.
On May 16, 2012, EPI and Teikoku received a Paragraph IV Notice from Noven Pharmaceuticals, Inc. (Noven) advising of its filing of an ANDA for a generic version of Lidoderm®, which resulting in litigation under the Hatch-Waxman Act. On April 15, 2014, EPI entered into a Settlement and License Agreement (the Noven Settlement Agreement) among EPI and Teikoku, on the one hand, and Noven, on the other hand. The Noven Settlement Agreement settled all ongoing patent litigation among the parties relating to Noven’s generic version of Lidoderm®. Under the terms of the Noven Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Noven agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Noven’s generic version of Lidoderm®. Under the terms of the Noven Settlement Agreement, should Noven receive FDA approval, Noven may begin selling its generic version of Lidoderm® on March 1, 2015, or earlier under certain circumstances pursuant to a license granted by EPI and Teikoku under the Noven Settlement Agreement.
On May 24, 2012, EPI and Teikoku received a Paragraph IV Notice from TWi Pharmaceuticals, Inc. (TWi) advising of its filing of an ANDA for a generic version of Lidoderm®, which resulted in litigation under the Hatch-Waxman Act.

On April 18, 2014, EPI entered into a Settlement and License Agreement (the TWi Settlement Agreement) among EPI and Teikoku, on the one hand, and TWi, on the other hand. The TWi Settlement Agreement settled all ongoing patent litigation among the parties relating to TWi’s generic version of Lidoderm®. Under the terms of the TWi Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, TWi agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to TWi’s generic version of Lidoderm®. Under the terms of the TWi Settlement Agreement, Should TWi receive FDA approval, TWi may begin selling its generic version of Lidoderm® on March 1, 2015, or earlier under certain circumstances pursuant to a license granted by EPI and Teikoku under the TWi Settlement Agreement.
In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm® and challenge the applicable patents.
Paragraph IV Certifications on Opana® ER
As previously reported, starting in December 2007 through December 2011, EPI received Paragraph IV Notices from various generic drug manufacturers, including Impax Laboratories, Inc. (Impax), Actavis South Atlantic LLC (Actavis), Sandoz, Inc. (Sandoz), Barr Laboratories, Inc. (Teva), Watson Laboratories, Inc. (Watson), Roxane Laboratories, Inc. (Roxane) and most recently, Ranbaxy Inc. (Ranbaxy) advising of the filing by each such company of an ANDA for a generic version of the non-crush-resistant formulation of Opana® ER (oxymorphone hydrochloride extended-release tablets CII). To date, EPI settled all of the Paragraph IV litigation relating to the non-crush-resistant formulation of Opana® ER other than those cases discussed in the next paragraph. Under the terms of the settlements, each generic manufacturer agreed not to challenge the validity or enforceability of patents relating to the non-crush-resistant formulation of Opana® ER. As a result, Actavis launched its generic version of non-crush-resistant Opana® ER 7.5 and 15 mg tablets on July 15, 2011, and Impax launched its generic version of non-crush-resistant Opana® ER 5, 7.5, 10, 15, 20, 30 and 40 mg tablets on January 2, 2013. Pursuant to the terms of the respective settlement agreements, Sandoz, Teva, Watson, Roxane and Actavis were granted licenses to patents listed in the Orange Book at the time each generic filed its ANDA.
In late 2012, two patents (US Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. Those suits allege infringement of US Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On October 18, 2013, EPI dismissed its suit against Sandoz Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. A hearing on the appeal was heard January 9, 2014. On March 31, 2014, the Court of Appeals for the Federal Circuit vacated and remanded the district court ruling. The case will return to the district court for further proceedings.
EPI intends to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of the non-crush-resistant formulation Opana® ER, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI will be successful. If EPI is unsuccessful, competitors that already have obtained, or are able to obtain, FDA approval of their products may be able to launch their generic versions of non-crush-resistant Opana® ER prior to the applicable patents’ expirations. Additionally, we cannot predict or determine the timing or outcome of related litigation but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of non-crush-resistant Opana® ER and challenge the applicable patents.
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC, Sandoz Inc., ThoRx Laboratories, Inc. (ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), Impax Pharmaceuticals (Impax) and Ranbaxy Laboratories Limited (Ranbaxy), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that EPI and Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents' expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
Paragraph IV Certification on Fortesta® Gel
On January 18, 2013, EPI and its licensor Strakan Limited received a notice from Watson advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. On February 28, 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. Trial has been set for February 2, 2015.
EPI intends, and has been advised by Strakan Limited that it too intends, to defend vigorously Fortesta® Gel and to pursue all available legal and regulatory avenues in defense of Fortesta® Gel, including enforcement of the product's intellectual property rights and approved labeling. However, there can be no assurance that EPI and Strakan will be successful. If EPI and Strakan are unsuccessful and Watson is able to obtain FDA approval of its product, Watson may be able to launch its generic version of Fortesta® Gel prior to the applicable patents' expirations in 2018. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Fortesta® Gel and challenge the applicable patents.
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and either have expired or will expire by 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed. A trial in this case was held starting November 12, 2013. On January 28, 2014, the U.S. District Court for the District of Delaware issued a decision upholding the validity and infringement by Mylan of U.S. Patent No. 5,464,864. After the District court decision, Mylan moved to enforce a purported settlement entered into by the parties. A hearing was held in the U.S. District Court for the District of Delaware on March 18, 2014. As a result of that hearing, the court vacated the earlier decision, and held that Mylan and EPI settled the Frova litigation. The terms of that settlement allow Mylan to sell Mylan’s generic frovatriptan succinate 2.5 mg tablets not earlier than four weeks prior to the expiration of U.S. Patent 5,464,864. The Company is considering whether to appeal this decision.
EPI intends to continue to defend vigorously its intellectual property rights and to pursue all available legal and regulatory avenues in defense of Frova®, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI will be successful. If EPI is unsuccessful and Mylan is able to obtain FDA approval of its product, Mylan may be able to launch its generic version of Frova® prior to the applicable patents’ expiration in 2015. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Frova® and challenge the applicable patents.
Other Legal Proceedings
In addition to the above proceedings, proceedings similar to those described above may also be brought in the future. Additionally, we and our subsidiaries are involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. Currently, neither we nor our subsidiaries are involved in any other legal proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, (in thousands):

	Three Months Ended March 31,
	2014			2013
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(557)	$217	$(340)	$793	$(296)	$497
Less: reclassification adjustments for (gains) losses realized in net (loss) income	—	—	—	—	—	—
Net unrealized (losses) gains	(557)	217	(340)	793	(296)	497
Foreign currency translation gain (loss)	5,080	(3)	5,077	(3,176)	(4)	(3,180)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—	—	—	391	(141)	250
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	—	—	—	108	(39)	69
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	—	—	—	499	(180)	319
Other comprehensive income (loss)	$4,523	$214	$4,737	$(1,884)	$(480)	$(2,364)
Reclassifications adjustments out of Other comprehensive income (loss) are reflected in our Condensed Consolidated Statements of Operations as Other (income) expense, net.
The following is a summary of the accumulated balances related to each component of Other comprehensive income (loss), net of taxes, at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Net unrealized gains	$258	$598
Foreign currency translation loss	(116)	(5,193)
Fair value adjustment on derivatives designated as cash flow hedges	(320)	(320)
Accumulated other comprehensive loss	$(178)	$(4,915)
NOTE 14. SHAREHOLDERS’ EQUITY
In prior periods, our consolidated financial statements presented the accounts of EHSI. On October 31, 2013, Endo International plc was incorporated in Ireland as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI. and Paladin. On February 28, 2014 we became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol "ENDP," the same symbol under which Endo Health Solutions Inc.’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol "ENL". References throughout to "ordinary shares" refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc's ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
Share-Based Compensation
As further discussed in Note 3. Discontinued Operations, the operating results of the Company's HealthTronics business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized share-based compensation expense of $7.6 million and $15.3 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $79.5 million.
Options
During the three months ended March 31, 2014 and 2013, the Company granted options to employees of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company. For all of the Company’s share-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model.
A summary of the activity under the Endo 2000, 2004, 2007, and 2010 Stock Incentive Plans and the Endo Assumed Stock Incentive Plan for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	4,245,789	$29.30
Granted	487,521	$79.58
Exercised	(771,960)	$27.97
Forfeited	(221,049)	$32.28
Expired	(14,288)	$24.53
Outstanding as of March 31, 2014	3,726,013	$35.99	5.67	$124,242,124
Vested and expected to vest as of March 31, 2014	3,515,383	$35.20	5.60	$119,462,871
Exercisable as of March 31, 2014	2,025,802	$27.19	4.57	$82,254,814
The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $21.6 million and $12.8 million, respectively. The weighted average grant date fair value of the options granted in the three months ended March 31, 2014 and 2013 was $21.31 and $9.33 per option, respectively, determined using the following assumptions:

	March 31, 2014	March 31, 2013
Average expected term (years)	4.0	5.0
Risk-free interest rate	1.1%	0.8%
Dividend yield	—	—
Expected volatility	32%	33%
As of March 31, 2014, the weighted average remaining requisite service period of the non-vested options was 2.2 years. As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested options amounted to $16.0 million.
Restricted Stock Units
During the three months ended March 31, 2014 and 2013, the Company granted restricted stock units to employees and non-employee directors of the Company as part of their annual stock compensation award and, in certain circumstances, upon their commencement of service with the Company.
A summary of our restricted stock units for the three months ended March 31, 2014 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	2,262,428
Granted	470,386
Forfeited	(130,793)
Vested	(754,289)
Outstanding as of March 31, 2014	1,847,732	$125,257,752
Vested and expected to vest as of March 31, 2014	1,571,091	$101,097,755

As of March 31, 2014, the weighted average remaining requisite service period of the non-vested restricted stock units was 2.5 years. The weighted average grant date fair value of the restricted stock units granted during the three months ended March 31, 2014 and 2013 was $83.09 and $29.53 per unit, respectively. As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested restricted stock units amounted to $45.0 million.
Restricted Stock Awards
A summary of our restricted stock awards for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Non-vested as of January 1, 2014	27,492	$33.91
Granted	—	$—
Forfeited	(1,507)	$35.89
Vested	(5,872)	$33.60	$403,113
Non-vested as of March 31, 2014	20,113	$33.85
As of March 31, 2014, the weighted average remaining requisite service period of the non-vested restricted stock awards was approximately 0.7 year.
Performance Shares
The Company grants performance stock units (PSU) to certain key employees as part of their annual stock compensation award or as part of a sign-on equity award. For grants prior to 2013, PSUs are tied to both the Company’s overall revenue and its total shareholder return (TSR) relative to the total shareholder return of a selected industry group. PSUs granted since January 1, 2013 are only tied to TSR, either on an absolute basis or relative to the TSR of a selected industry group. PSUs granted during the three months ended March 31, 2014 and 2013 totaled approximately 111,130 and 336,330, respectively. As of March 31, 2014, there was approximately $18.4 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted average period of 3.0 years.
Employee Stock Purchase Plan
Compensation expense during the three months ended March 31, 2014 and 2013 related to the Employee Stock Purchase Plan (ESPP) totaled $0.2 million and $0.6 million, respectively. The Company issued 19,402 shares with a cost totaling $1.2 million during the three months ended March 31, 2014 pursuant to the ESPP and 69,846 shares with a cost totaling $1.6 million during the three months ended March 31, 2013.

Changes in Shareholders' Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the three months ended March 31, 2014 (dollars in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2014	$526,018	$59,198	$585,216
Net (loss) income	(436,912)	3,634	(433,278)
Other comprehensive income	4,737	—	4,737
Compensation related to share-based awards	7,595	—	7,595
Tax withholding for restricted shares	(21,475)	—	(21,475)
Exercise of options	21,593	—	21,593
Distributions to noncontrolling interests	—	(4,963)	(4,963)
Buy-out of noncontrolling interests, net of contributions	—	(82)	(82)
Addition of Paladin noncontrolling interests due to acquisition	—	69,600	69,600
Removal of HealthTronics, Inc. noncontrolling interests due to disposition	—	(57,359)	(57,359)
Ordinary shares issued in connection with the Paladin acquisition	2,844,279	—	2,844,279
Other	21,500	—	21,500
Shareholders’ equity at March 31, 2014	$2,967,335	$70,028	$3,037,363
As part of the reorganization upon consummation of the Paladin acquisition, EHSI Common stock and Treasury stock in the amounts of $1.5 million and $763.1 million were retired and reclassified into Additional paid-in capital.
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the three months ended March 31, 2013 (dollars in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2013	$1,072,856	$60,350	$1,133,206
Net income	15,349	11,254	26,603
Other comprehensive loss	(2,364)	—	(2,364)
Compensation related to share-based awards	15,331	—	15,331
Tax withholding for restricted shares	—	—	—
Exercise of options	12,826	—	12,826
Ordinary shares issued from treasury, net of ordinary shares purchased	1,557	—	1,557
Distributions to noncontrolling interests	—	(12,832)	(12,832)
Buy-out of noncontrolling interests, net of contributions	—	(1,406)	(1,406)
Other	(1,184)	—	(1,184)
Shareholders’ equity at March 31, 2013	$1,114,371	$57,366	$1,171,737
NOTE 15. COST OF REVENUES
The components of Cost of revenues for the three months ended March 31, 2014 and 2013 (in thousands) were as follows:

	Three Months Ended March 31,
	2014	2013
Cost of net pharmaceutical product sales	$212,649	$217,267
Cost of device revenues	39,312	37,114
Total cost of revenues	$251,961	$254,381

NOTE 16. OTHER INCOME, NET
The components of Other income, net for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Watson litigation settlement income, net	$—	$(19,227)
Other (income) expense, net	(6,032)	958
Other income, net	$(6,032)	$(18,269)
See Note 12. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 17. INCOME TAXES
During three months ended March 31, 2014, we recognized an income tax benefit of $215.4 million on $654.1 million of loss from continuing operations before income tax compared to $9.3 million of tax expense on $30.9 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was a 32.9% benefit on the current period loss from continuing operations before income tax during the three months ended March 31, 2014 compared to an effective income tax rate of 29.9% expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to income tax benefits recorded in the U.S. on the current period loss from continuing operations before income tax which includes an increase in certain contingent and legal liabilities. As a result of the new corporate structure and the acquisition of Paladin, the 2014 tax provision for the Company reflects the impact of increased non-U.S. income for the Company which is subject to reduced local country tax rates in comparison to the U.S. tax rate. The effective tax rate benefit for the current period loss from continuing operations was partially offset by the non-deductible excise tax charge recorded during the first quarter of 2014, which was recorded by the Company due to the probability of the Paladin transaction being taxable to U.S. shareholders.
NOTE 18. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
(Loss) income from continuing operations	$(438,697)	$21,653
Less: Net income from continuing operations attributable to noncontrolling interests	100	—
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	(438,797)	21,653
Income (loss) from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	1,885	(6,304)
Net (loss) income attributable to Endo International plc ordinary shareholders	$(436,912)	$15,349
Denominator:
For basic per share data—weighted average shares	128,135	111,216
Dilutive effect of ordinary share equivalents	—	1,952
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	—	21
For diluted per share data—weighted average shares	128,135	113,189
Basic net (loss) income per share data is computed based on the weighted average number of ordinary shares outstanding during the period. Diluted income per ordinary share is computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations attributable to Endo International plc ordinary shareholders during the period, the dilutive impact of ordinary share equivalents outstanding during the period. Ordinary share equivalents are measured under the treasury stock method.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes) are only included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at March 31, 2014.
The following reconciliation shows the maximum potential dilution of shares currently excluded from the diluted net (loss) income per share calculations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average shares excluded:
1.75% Convertible senior subordinated notes due 2015 and warrants(1)	25,993	25,972
Employee share-based awards	178	4,422
Total excluded shares	26,171	30,394
__________

(1)	Amounts represent the incremental potential total dilution that could occur if our Convertible Notes and warrants were converted to ordinary shares.
NOTE 19. SUBSEQUENT EVENTS
1.75% Convertible Senior Subordinated Notes Due 2015
At March 31, 2014, our indebtedness included $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). We are also party to a privately negotiated convertible note hedge with affiliates of the initial Convertible Notes purchasers. In addition, we are party to warrants with affiliates of certain initial purchasers of the Convertible Notes whereby they have the option to purchase up to approximately 13.0 million of our ordinary shares at an initial strike price of $40.00 per share. These instruments are described in more detail in Note 11. Debt. In April 2014, EHSI entered into agreements to repurchase approximately $240.0 million of the Convertible Notes, representing the aggregate principal amount repurchased, and a proportionate amount of the associated warrants, for estimated cash consideration of approximately $450 million. Subsequent to this transaction, the remaining principal amount of the Convertible Notes will be approximately $139.5 million.
Offer to Exchange
On May 6, 2014, the Company announced the settlement of EHSI's private placement offers to exchange any and all of the outstanding unsecured 7.00% Senior Notes due 2019 (the 2019 Existing EHSI Notes), 7.00% Senior Notes due 2020 (the 2020 Existing EHSI Notes) and 7.25% Senior Notes due 2022 (the 2022 Existing EHSI Notes and, together with the 2019 Existing EHSI Notes and 2020 Existing EHSI Notes, the Existing EHSI Notes) issued by EHSI, for new unsecured 7.00% Senior Notes due 2019 (the 2019 New Endo Finance Notes), 7.00% Senior Notes due 2020 (the 2020 New Endo Finance Notes) and 7.25% Senior Notes due 2022 (the 2022 New Endo Finance Notes and, together with the 2019 New Endo Finance Notes and 2020 New Endo Finance Notes, the New Endo Finance Notes), respectively, issued by Endo Finance LLC and Endo Finco Inc. and guaranteed by Endo Limited and certain of its direct and indirect subsidiaries, and the related solicitations of consents to amend the Existing EHSI Notes and the indentures governing the Existing EHSI Notes. Consents were solicited in respect of the indentures governing each series of the Existing EHSI Notes to approve proposed amendments that, among other things, (i) deleted in their entirety substantially all the restrictive covenants in each indenture, (ii) modified the covenants regarding mergers and consolidations, and (iii) eliminated certain events of default.
EHSI accepted all $482.0 million in aggregate principal amount of the 2019 Existing EHSI Notes, $393.0 million in aggregate principal amount of the 2020 Existing EHSI Notes and $396.3 million in aggregate principal amount of the 2022 Existing EHSI Notes validly tendered for exchange and not validly withdrawn in the exchange offers. The final settlement took place on May 6, 2014, and a total of $481.9 million of 2019 New Endo Finance Notes was issued in exchange for such tendered 2019 Existing EHSI Notes, $393.0 million of 2020 New Endo Finance Notes was issued in exchange for such tendered 2020 Existing EHSI Notes and $396.3 million of 2022 New Endo Finance Notes was issued in exchange for such tendered 2022 Existing EHSI Notes. A total of $18.0 million aggregate principal amount of 2019 Existing EHSI Notes, $7.0 million aggregate principal amount of 2020 Existing EHSI Notes and $3.7 million aggregate principal amount of 2022 Existing EHSI Notes remained outstanding after settlement of the exchange offers.
The exchange offers were made only to eligible holders, and the New Endo Finance Notes were offered in reliance on exemptions from registration under the Securities Act. In connection with the issuance of the New Endo Finance Notes, Endo Finance LLC, Endo Finco Inc. and the guarantors of the New Endo Finance Notes entered into registration rights agreements with respect to each series of New Endo Finance Notes. Under the registration rights agreements, Endo Finance LLC, Endo Finco Inc. and the guarantors of the New Endo Finance Notes will be required to use their commercially reasonable efforts to (i) file with the SEC by March 31, 2015 an exchange offer registration statement pursuant to which they will offer, in exchange for each series of the New Endo Finance Notes, new notes having terms substantially identical in all material respects to those of the New Endo Finance Notes (except the new notes will not contain terms with respect to transfer restrictions) (the A/B Exchange Offers), (ii) complete the A/B Exchange Offers by July 31, 2015 and, under specified circumstances, (iii) file a shelf registration statement with the SEC covering resales of the New Endo Finance Notes. Endo Finance LLC and Endo Finco Inc. may be required to pay additional interest on the New Endo Finance Notes if they fail to comply with the registration and exchange requirements set forth in the registration rights agreements.
On April 17, 2014, EHSI entered into a supplemental indenture with respect to each series of the Existing EHSI Notes to effect the proposed amendments. Such proposed amendments became operative on May 6, 2014, upon settlement of the exchange offers and consent solicitations. The aggregate consent payment paid in connection with the consent solicitations was approximately $11.7 million.
Sumavel® DosePro®
On April 24, 2014, the Company announced that it had acquired worldwide rights to Sumavel® DosePro® (sumatriptan injection) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. Under the terms of the agreement, Endo is acquiring the product for an upfront payment of $85 million and rights to additional cash payments based on the achievement of certain commercial milestones. In addition, Endo will assume an existing third party royalty obligation on net sales. Sumavel® DosePro® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches.
Grupo Farmacéutico Somar Acquisition
On April 29, 2014, the Company, together with its Endo Netherlands B.V. subsidiary (Endo Dutch B.V.), entered into an agreement (the Somar Agreement) to purchase the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $268.8 million in cash consideration, subject to a post-closing net working capital adjustment. Somar generated revenues of approximately $100 million in 2013.
The Somar Agreement includes certain customary representations, warranties and covenants, and consummation of the transaction is subject to certain conditions, including required regulatory approvals. The Somar Agreement may be terminated by the mutual written agreement of the parties and, in certain cases, either Endo Dutch B.V. or the selling shareholders. The Somar Agreement provides for certain indemnification rights of Endo Dutch B.V. in respect of breaches of representations, warranties and covenants, in each case, subject to certain limitations. The acquisition is expected to close in the third quarter of 2014.
Mesh Product Liability Agreements
On April 30, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants entered into various agreements in principle regarding settling up to approximately 20,000 filed and unfiled mesh cases handled or controlled by the participating counsel. See Note 12. Commitments and Contingencies.
U.S. Federal Withholding Tax Consequences of the Merger to Endo International plc
Now that the Company expects the merger between Endo and Paladin to be taxable to U.S. shareholders of EHSI, the Company has accrued $60.0 million to represents charges for the excise tax pursuant to Section 4985 as a result of the shareholder gain from the transaction. The final determination is subject to the Company completing its shareholder basis study, which is expected to be finalized later in 2014.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates at Endo International plc (the "Company", "Endo", "we", "our" or" us"). This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2013 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, including the following discussion, this Report contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" beginning on page i of this Report.

In prior periods, our consolidated financial statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin Labs Inc. in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol "ENDP," the same symbol under which EHSI’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol "ENL". References throughout to "ordinary shares" refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc's ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
Until it was sold on February 3, 2014, the assets of our HealthTronics business segment, previously known as the HealthTronics segment, and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheet. The HealthTronics business segment's operating results are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
EXECUTIVE SUMMARY
The following key events and transactions occurred during the three months ended March 31, 2014 as discussed in further detail in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q:
• On August 28, 2013, EHSI announced that it had entered into a definitive agreement to acquire Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. On February 3, 2014, EHSI announced that it had completed the acquisition of Boca for approximately $232.7 million in cash.
•On December 28, 2013, the Board of Directors of EHSI approved a plan to sell its HealthTronics business. On January 8, 2014, the EHSI entered into a definitive agreement to sell its HealthTronics business and closed the sale on February 3, 2014.
•On November 5, 2013, EHSI announced that it had reached a definitive arrangement agreement to acquire Paladin in a stock and cash transaction. The Paladin acquisition closed on February 28, 2014 for total consideration of $2.9 billion.
•Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin. On February 28, 2014, pursuant to the arrangement agreement among EHSI, Endo International Limited, Endo Limited (formerly known as Sportwell II Limited), Endo U.S. Inc. (formerly known as ULU Acquisition Corp.), RDS Merger Sub, LLC (Merger Sub), 8312214 Canada Inc. and Paladin Labs Inc. (Paladin) (a) Endo International Limited indirectly acquired all of the outstanding common shares of Paladin pursuant to a plan of arrangement under Canadian law (the Arrangement); and (b) Merger Sub merged with and into Endo, with Endo as the surviving corporation in the merger (together with the arrangement agreement, the Transactions). Following consummation of the Transactions, each of EHSI and Paladin became indirect wholly owned subsidiaries of Endo International Limited, which subsequently became registered as a public limited company (plc).
•Endo entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s existing credit facility upon closing of the Paladin acquisition. The new credit facility consists of a five-year senior secured Term Loan A facility of $1.1 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million.
•During the fourth quarter of 2013, Endo entered into an indenture, dated as of December 19, 2013, between Endo and Wells Fargo Bank, National Association, as trustee, pursuant to which the Endo issued $700.0 million aggregate principal amount of 5.75% Senior Notes due 2022. Upon issuance of the 5.75% Notes, 100% of the gross proceeds were deposited with an escrow agent to be held until (a) consummation of the Paladin acquisition or (b) the earlier of July 1, 2014 or the date that Endo had determined to terminate or abandon the Transactions. The Transactions were consummated on February 28, 2014 and, as a result, the Escrowed Funds were released from escrow, which were used, together with borrowings under the term loan portion of Endo International plc’s new senior secured credit facility, to refinance certain existing indebtedness of Endo and to pay related fees and expenses in connection with the offering of the 5.75% Notes, with the remainder to be used for general corporate purposes.
•On March 6, 2014, Endo announced that the FDA had approved AveedTM, an injection for the treatment of hypogonadism (commonly known as Low-T) in adult men, which is associated with a deficiency or absence of the male hormone testosterone. It became available in early March. AveedTM is approved with a Risk Evaluation and Mitigation System (REMS) requiring prescriber education and certification as well as restricted product distribution.
•On March 7, 2014, the Company announced that it had appointed Susan Hall, Ph.D. to the position of Executive Vice President, Chief Scientific Officer and Global Head of Research & Development and Quality, effective March 10, 2014. Dr. Hall is based in Dublin, Ireland at Endo's new global corporate headquarters. Dr. Hall replaced Dr. Ivan P. Gergel, who resigned from his position as Executive Vice President, Research & Development and Chief Scientific Officer of the Company.
•On April 14, 2014, our AMS subsidiary received a Warning Letter from the FDA, dated April 10, 2014. The Warning Letter relates to the same matters as identified in the previously reported Form 483 Notice. The letter states that the corrective actions which AMS reviewed with the FDA on March 20, 2014 appear to be adequate, but it goes on to state that many of the actions have not yet been completed and will need to be validated in a follow-up inspection. AMS responded to the Warning Letter on April 25, 2014 and is continuing to implement its corrective action plan as agreed with the FDA. AMS is committed and expects to continue to make significant progress during the remainder of 2014, with completion of the proposed corrective actions expected to occur by the end of 2015.
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired and (6) pricing of our products. These fluctuations are also attributable to charges incurred for compensation related to share-based compensation, amortization of intangible assets, asset impairment charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Revenues. Revenues for the three months ended March 31, 2014 decreased 10% to $594.6 million from $658.5 million in the comparable 2013 period. This decrease in revenues was primarily attributable to a decrease in our U.S. Branded Pharmaceuticals segment revenues and partially offset by revenue growth from our U.S. Generic Pharmaceuticals segment as well as from the February 28, 2014 acquisition of Paladin.

The following table displays our revenues by category and as a percentage of total revenues for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
Lidoderm®	$33,080	6	$187,024	28
Opana® ER	46,953	8	56,327	9
Voltaren® Gel	37,559	6	36,110	5
Percocet®	28,980	5	26,618	4
Fortesta® Gel	11,143	2	14,654	2
Frova®	15,280	3	13,777	2
Supprelin® LA	13,757	2	13,426	2
Other brands	47,413	8	9,653	1
Total U.S. Branded Pharmaceuticals*	$234,165	39	$357,589	54
U.S. Generic Pharmaceuticals	211,855	36	178,253	27
Devices	123,767	21	122,652	19
International Pharmaceuticals	24,822	4	—	—
Total revenues*	$594,609	100	$658,494	100

__________

*	Percentages may not add due to rounding.
Lidoderm®. Net sales of Lidoderm® for the three months ended March 31, 2014 decreased 82% to $33.1 million from $187.0 million in the comparable 2013 period. Net sales were negatively impacted by the September 16, 2013 launch of Actavis's lidocaine patch 5%, a generic version of Lidoderm®. Although the Company believes it has successfully contracted with certain Managed Care providers and government agencies, we do expect future net sales of Lidoderm® to continue to be impacted due to generic competition, resulting in further decreases in Lidoderm® net sales, when compared to the comparable 2013 periods.
Opana® ER. Net Sales of Opana® ER for the three months ended March 31, 2014 decreased 17% to $47.0 million from $56.3 million in the comparable 2013 period. Net sales were negatively impacted as Impax and Actavis launched generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013.
In late 2012, two patents covering Opana® ER were issued to our subsidiary Endo Pharmaceuticals Inc. (EPI). On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. A hearing on the appeal was heard January 9, 2014. On March 31, 2014, the Court of Appeals for the Federal Circuit vacated and remanded the district court ruling. The case will return to the district court for further proceedings. If these lawsuits are unsuccessful and we are unable to defend our non-crush-resistant formulation of Opana® ER from one or more additional generic competitors, our revenues could decline further to the extent additional manufacturers obtain FDA approval for, and are able to launch, their respective formulations of non-crush-resistant Opana® ER.
Voltaren® Gel. Net Sales of Voltaren® Gel for the three months ended March 31, 2014 increased 4% to $37.6 million from $36.1 million in the comparable 2013 period. The increase was primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market during the second quarter of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®. Net sales of Percocet® for the three months ended March 31, 2014 increased 9% to $29.0 million from $26.6 million in the comparable 2013 period. This increase was primarily attributable to price increases, partially offset by reduced volumes.

Fortesta® Gel. Net sales of Fortesta® Gel for the three months ended March 31, 2014 decreased 24% to $11.1 million from $14.7 million in the comparable 2013 period. This decrease was primarily attributable to decreased volumes and pricing resulting from a slowdown in the market and decreased formulary access to this product.
Frova®. Net sales of Frova® for the three months ended March 31, 2014 increased 11% to $15.3 million from $13.8 million in the comparable 2013 period. This increase was primarily attributable to price increases.
Supprelin® LA. Net sales of Supprelin® LA for the three months ended March 31, 2014 increased 2% to $13.8 million from $13.4 million in the comparable 2013 period. The increase was primarily attributable to price increases.
Other brands. Net sales of EPI's other branded products for the three months ended March 31, 2014 increased 391% to $47.4 million from $9.7 million in the comparable 2013 period. This increase was primarily attributable to the increase in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which commenced on September 16, 2013. This increase was partially offset by decreased sales of Vantas®.
A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review".
Gross Margin, Costs and Expenses. The following table sets forth costs and expenses for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	$	% of Revenue	$	% of Revenue
Cost of revenues	$251,961	42	$254,381	39
Selling, general and administrative	226,704	38	227,232	35
Research and development	41,680	7	38,769	6
Litigation-related and other contingencies	626,151	105	68,232	10
Asset impairment charges	—	—	1,100	—
Acquisition-related and integration items	45,269	8	558	—
Total costs and expenses*	$1,191,765	200	$590,272	90

__________

*	Percentages may not add due to rounding.
Cost of Revenues and Gross Margin. Cost of revenues for the three months ended March 31, 2014 decreased 1% to $252.0 million from $254.4 million in the comparable 2013 period. The decrease was primarily attributable to increased intangible amortization and other costs as a result of the acquisitions of Paladin and Boca, partially offset by a decrease in total revenues. Gross margins for the three months ended March 31, 2014 of 58% decreased from 61% in the comparable 2013 period, due primarily to growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical product sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 decreased less than 1% to $226.7 million from $227.2 million in the comparable 2013 period. This decrease was primarily attributable to cost savings resulting from ongoing cost reduction initiatives, partially offset by $60.0 million in charges for the excise tax pursuant to Section 4985 now that the Company expects the merger between Endo and Paladin to be taxable to U.S. shareholders of EHSI as a result of the shareholder gain from the transaction.
Research and Development Expenses. Research and development (R&D) expenses for the three months ended March 31, 2014 increased 8% to $41.7 million from $38.8 million in the comparable 2013 period. This increase was primarily driven by an increase in expenses related to generic pharmaceutical products, partially offset by decreases to branded pharmaceutical product expenses as we focused our efforts on key products in development.
Litigation-Related and Other Contingencies. Charges for Litigation-related and other contingencies for the three months ended March 31, 2014 totaled $626.2 million compared to $68.2 million in the comparable 2013 period. These amounts relate to charges associated with certain of the legal proceedings and other contingent matters that are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. For further description of these matters, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
Asset Impairment Charges. There were no asset impairment charges for the three months ended March 31, 2014 compared to $1.1 million in the comparable 2013 period.

Acquisition-Related and Integration Items. Acquisition-related and integration items, net totaled $45.3 million in expense for the three months ended March 31, 2014 compared to $0.6 million in expense in the comparable 2013 period. This increase is primarily due to costs associated with our acquisitions of Paladin and Boca, which closed during the first quarter of 2014.
Interest Expense, net. The components of interest expense, net for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense	$54,178	$44,293
Interest income	(780)	(17)
Interest expense, net	$53,398	$44,276
Interest expense for the three months ended March 31, 2014 totaled $54.2 million compared to $44.3 million in the comparable 2013 period. The increase was primarily due to an increase in our average total indebtedness from $3.1 billion during the three months ended March 31, 2013 to $3.8 billion during the three months ended March 31, 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $9.6 million during the three months ended March 31, 2014 compared to $11.3 million in the comparable 2013 period. In the first quarter of 2014, as part of the closing of the Paladin acquisition, we entered into a new credit facility which replaced our existing credit facility. In connection with our entering into the 2014 credit agreement, related debt issuance costs of $1.0 million and previously deferred debt issuance costs of $8.6 million associated with the prior credit facility were charged to expense. On March 26, 2013, we made a prepayment of $100.0 million on our Term Loan B Facility. Approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment. Also, in March 2013, we amended and restated our existing 2011 Credit Agreement. Upon the closing of 2013 Credit Agreement, related debt issuance costs of $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense.
Other Income, Net. Other income, net was $6.0 million of income for the three months ended March 31, 2014 compared to $18.3 million of income in the comparable 2013 period. Approximately $19.2 million of income was recognized and included in Other income, net during the three months ended March 31, 2013 related to the Watson Settlement Agreement, which did not reoccur in 2014. For a complete description of the accounting for the Watson Settlement Agreement, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Income Tax. During three months ended March 31, 2014, we recognized an income tax benefit of $215.4 million on $654.1 million of loss from continuing operations before income tax compared to $9.3 million of tax expense on $30.9 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was a 32.9% benefit on the current period loss from continuing operations before income tax during the three months ended March 31, 2014 compared to an effective income tax rate of 29.9% expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to income tax benefits recorded in the U.S. on the current period loss from continuing operations before income tax which includes an increase in certain contingent and legal liabilities. As a result of the new corporate structure and the acquisition of Paladin, the 2014 tax provision for the Company reflects the impact of increased non-U.S. income for the Company which is subject to reduced local country tax rates in comparison to the U.S. tax rate. The effective tax rate benefit for the current period loss from continuing operations was partially offset by the non-deductible excise tax charge recorded during the first quarter of 2014, which was recorded by the Company due to the probability of the Paladin transaction being taxable to U.S. shareholders.
Discontinued Operations, Net of Tax. As a result of the Company's decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $5.4 million of income, net of tax, for the three months ended March 31, 2014 compared to $5.0 million of income, net of tax, during the comparable 2013 period.
The decrease in discontinued operations, net of tax, was mainly related to a partial period of results in 2014 compared to a full period in 2013 as the business was sold on February 3, 2014.
Net Income Attributable to Noncontrolling Interests. The Company, through Paladin and its subsidiaries, owns majority controlling interests in certain entities. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations where HealthTronics, Inc., as the general partner or managing member, exercised effective control. Accordingly, in accordance with the accounting consolidation principles, we consolidate various entities which neither we nor our subsidiaries own 100%. Net income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $3.6 million during the three months ended March 31, 2014 and $11.3 million in the comparable 2013 period. The decrease was mainly related to a partial period of results from HealthTronics, Inc. in 2014 compared to a full period in 2013 as the business was sold on February 3, 2014.
2014 Outlook. We estimate that our 2014 total revenues will be between $2.55 billion and $2.64 billion. This estimate is based on our expectation of growth for company revenues, exclusive of a decrease in revenues for Lidoderm® that is attributable to the end the product’s branded exclusivity which occurred in September 2013.
In addition, the revenue outlook includes the acquisition of Boca Pharmacal, LLC and Paladin Labs Inc. Gross profit as a percentage of total revenues is expected to decrease when compared to 2013 primarily as a result of the simultaneous growth in lower margin generic pharmaceutical product sales and decline in higher margin branded pharmaceutical sales in 2014. Implementation of a lean operating model is expected to lead to a year-over-year decrease in operating expenses. The Company announced a series of cost reduction initiatives in June 2013 as part of the implementation of the new operating model that included: a reduction of worldwide headcount, streamlining of general and administrative expenses, optimization of commercial spend and refocusing research and development efforts onto lower-risk projects and higher-return investments in generic pharmaceuticals. The Company also intends to seek growth both internally and through acquisitions. There can be no assurance that the Company will achieve these results.
Business Segment Results Review
The Company has four reportable segments: (1) U.S. Branded Pharmaceuticals (f/k/a Endo Pharmaceuticals), (2) U.S. Generic Pharmaceuticals (f/k/a Qualitest), (3) Devices (f/k/a AMS) and (4) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
Concurrent with the February 28, 2014 acquisition of Paladin, the Company changed the names of its reportable segments. This change to our segments had no impact on the Company’s unaudited Condensed Consolidated Financial Statements for all periods presented. In addition, the International Pharmaceuticals segment was added, which is comprised solely of the operations of the acquired Paladin business.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as (loss) income from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company's segments and are included in the results below as "Corporate unallocated". The Company's consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segment less these unallocated corporate costs.
We refer to adjusted income (loss) from continuing operations before income tax in making operating decisions because we believe it provides meaningful supplemental information regarding the Company’s operational performance. For instance, we believe that this measure facilitates its internal comparisons to its historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used by us in our financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our financial reporting at this time. Further, we believe that adjusted income (loss) from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize adjusted income (loss) from continuing operations before income tax to evaluate our financial performance. Finally, adjusted income (loss) from continuing operations before income tax is utilized in the calculation of adjusted diluted net income per share, which is used by the Compensation Committee of the Company’s Board of Directors in assessing the performance and compensation of substantially all of our employees, including our executive officers.
There are limitations to using financial measures such as adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) from continuing operations before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our consolidated adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations.

U.S. Branded Pharmaceuticals
The U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas®, Valstar® and AveedTM.
U.S. Generic Pharmaceuticals
The U.S. Generic Pharmaceuticals segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and hypertension markets, among others
Devices
The Devices segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health and prostate health. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, AMS distributes devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of AMS's customers or distributors accounted for 10% or more of our total revenues during the three months ended March 31, 2014 and 2013. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
International Pharmaceuticals
The International Pharmaceuticals segment includes a variety of specialty pharmaceutical products for the Canadian and world markets, which we acquired from Paladin. Key products serve growing drug markets including ADHD, pain, urology and allergy.
Revenues. The following table displays our revenue by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$234,165	$357,589
U.S. Generic Pharmaceuticals	211,855	178,253
Devices (1)	123,767	122,652
International Pharmaceuticals (2)	24,822	—
Total consolidated net revenues to external customers	$594,609	$658,494
__________

(1)	The following table displays our Devices segment revenue by geography (in thousands).

	Three Months Ended March 31,
	2014	2013
Devices:
United States	$77,459	$78,367
International	46,308	44,285
Total Devices revenues	$123,767	$122,652

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada and South Africa.
U.S. Branded Pharmaceuticals. Revenues from our U.S. Branded Pharmaceuticals segment for the three months ended March 31, 2014 decreased 35% to $234.2 million from $357.6 million in the comparable 2013 period. This decrease was primarily attributable to decreased revenues from Lidoderm®, Opana® ER and Fortesta® Gel, partially offset by increases from both Percocet® and Voltaren® Gel. Additionally, royalty income from Actavis based on its gross profit generated on sales of its generic version of Lidoderm® commenced on September 16, 2013.
U.S. Generic Pharmaceuticals. Net sales of our generic products for the three months ended March 31, 2014 increased 19% to $211.9 million from $178.3 million in the comparable 2013 period. Net sales increased approximately $22.0 million due to the acquisition of Boca, which we acquired on February 3, 2014, and approximately $11 million due to increased demand for generic pain products.

Devices. Revenues from our Devices segment for the three months ended March 31, 2014 increased 1% to $123.8 million from $122.7 million in the comparable 2013 period. This increase was primarily attributable due to increased sales in the prostate health business, partially offset by lower sales in the women's health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three months ended March 31, 2014 relate to the revenues of Paladin, which we acquired on February 28, 2014.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$134,417	$174,407
U.S. Generic Pharmaceuticals	73,797	47,112
Devices	39,705	31,644
International Pharmaceuticals	9,295	—
Corporate unallocated	(79,191)	(83,017)
Total consolidated adjusted income from continuing operations before income tax	$178,023	$170,146
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2014 decreased 23% to $134.4 million from $174.4 million in the comparable 2013 period. This decrease was primarily attributable to decreased revenues, partially offset by cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, particularly with respect to sales and marketing expenses.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2014 increased 57% to $73.8 million from $47.1 million in the comparable 2013 period. During the three months ended March 31, 2014, revenues increased and operating expenses decreased, primarily with respect to general and administrative expense. Additionally, gross margins associated with this segment improved, primarily as a result of pricing increases.
Devices. Adjusted income from continuing operations before income tax for the three months ended March 31, 2014 increased 25% to $39.7 million from $31.6 million in the comparable 2013 period. This increase was primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives. The increase in revenue also contributed to the overall increase in Adjusted income from continuing operations before income tax.
International Pharmaceuticals. Adjusted income from continuing operations before income tax from our International Pharmaceuticals segment for the three months ended March 31, 2014 related to the revenues of Paladin, which we acquired on February 28, 2014.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three months ended March 31, 2014 decreased 5% to $79.2 million from $83.0 million in the comparable 2013 period. The decrease during the three months ended March 31, 2014 was primarily attributable to decreased general and administrative and research and development costs, primarily resulting from our June 2013 restructuring and other cost reduction initiatives. The decrease was partially offset by the previously discussed increase in interest expense.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Total consolidated adjusted income from continuing operations before income tax:	$178,023	$170,146
Upfront and milestone payments to partners	(11,155)	(2,574)
Asset impairment charges	—	(1,100)
Acquisition-related and integration items (1)	(45,269)	(558)
Separation benefits and other cost reduction initiatives (2)	(277)	(13,694)
Excise tax expense (3)	(60,000)	—
Amortization of intangible assets	(55,194)	(47,250)
Inventory step-up	(3,581)	—
Non-cash interest expense	(5,969)	(5,450)
Loss on extinguishment of debt	(9,596)	(11,312)
Watson litigation settlement income, net	—	19,227
Certain litigation-related charges (4)	(641,100)	(76,532)
Total consolidated (loss) income from continuing operations before income tax	$(654,118)	$30,903
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $5.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives. These amounts are partially offset by changes in estimates related to certain cost reduction initiative accruals. Additionally, the amount of separation benefits and other cost reduction initiatives during the three months ended March 31, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations.

(3)
This amount represents charges for the excise tax pursuant to Section 4985 now that the Company expects the merger between Endo and Paladin to be taxable to U.S. shareholders of EHSI as a result of the shareholder gain from the transaction. The final determination is subject to the Company completing its shareholder basis study, which is expected to be finalized later in 2014.

(4)
These amounts includes charges for Litigation-related and other contingencies, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three months ended March 31, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $0.8 billion at March 31, 2014 compared to $1.2 billion at December 31, 2013. Working capital includes $67.5 million of restricted cash and cash equivalents which is held to potentially provide certain covered individuals with a payment with respect to the excise tax and withholding tax on the Paladin transaction, so that, on a net after-tax basis, they would be in the same position as if no such excise tax was incurred. In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and/or money market accounts, totaled approximately $1.0 billion at March 31, 2014 compared to $526.6 million at December 31, 2013.
In 2014, we expect that sales of our subsidiaries' current portfolios of products will allow us to continue to generate positive cash flow from operations. We expect cash generated from operations together with our cash, cash equivalents and unused Revolving Credit Facility to be sufficient to cover cash needs for working capital and general corporate purposes, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchases and any regulatory and/or sales milestones that may become due.
We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of the EPI's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. To the extent these manufacturers are successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition may cause a decline in future revenue from the affected products. Such revenue declines could have a material adverse effect on our future liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, the Company has recently outlined and implemented strategic, operational and organizational steps to reduce annual operating expenses, explore strategic alternatives for our branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model.
Beyond 2014, we expect cash generated from operations together with our cash, cash equivalents and unused Revolving Credit Facility to continue to be sufficient to cover cash needs for working capital and general corporate purposes, including certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, our currently approved ordinary share repurchase plan and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties.
Borrowings. Upon closing of the Paladin acquisition on February 28, 2014, the Company entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The prior credit facility was terminated and canceled, with the outstanding indebtedness of $1.4 billion repaid and all liens terminated and released. The new credit facility consists of a five-year senior secured Term Loan A facility of $1.1 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million. The new credit facility contains an uncommitted expansion provision which permits up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as defined in the new credit facility, is less than or equal to 2.75x) of additional revolving or term loan commitments from one or more of the lenders under the new credit facility or other lenders.
Under the new credit facility, $50.0 million is available for letters of credit and up to $50.0 million is available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the new credit facility. The borrowers’ obligations under the new credit facility are guaranteed by all of Endo’s direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
The new credit facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. To the best of our knowledge, as of March 31, 2014, we are in compliance with all covenants in our credit facility.
As set forth in the new credit agreement, borrowings under this credit facility incur interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the new credit agreement. For the Term Loan A facility and revolving credit facility, the Company could elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.50% and 2.25% or an Alternate Base Rate (as defined in the new credit agreement) plus between 0.50% and 1.25%. For the Term Loan B Facility, the Company could elect to pay interest based on an adjusted LIBOR (with a floor of 0.75%) plus 2.50% or an Alternate Base Rate plus 1.50%. The Company will pay a commitment fee of between 30 to 50 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility.
In connection with our entering into the 2014 credit agreement, we incurred new debt issuance costs of approximately $27.7 million, $26.7 million of which was deferred and will be amortized over the term of the new credit agreement. The remaining debt issuance costs of $1.0 million and previously deferred debt issuance costs of $8.6 million associated with the prior credit facility were charged to expense. These expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
In addition, in connection with the Paladin transaction, the Company assumed approximately $23.8 million of previously existing debt entered into by Paladin's subsidiary, Litha Healthcare Group Limited.

On December 2, 2013, following the completion of consent solicitations, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into supplemental indentures to the 2019, 2020 and 2022 Notes Indentures, providing, among other things, that the Paladin transaction will not constitute a change of control under the Indentures.
On December 19, 2013, we issued $700.0 million in aggregate principal amount of 5.75% Senior Notes due 2022 (the New 2022 Notes) at an issue price of par. The notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction, and we have no intention to register the notes in the future. We are not required to, nor do we intend to, offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act or otherwise register the notes for resale under the Securities Act. The notes may be offered only in transactions that are exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the notes in the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The New 2022 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the New 2022 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The New 2022 Notes will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein.
At March 31, 2014, the Company's senior note indebtedness includes senior notes with aggregate principal amounts totaling $2.0 billion, including the New 2022 Notes. These notes mature between 2019 and 2022, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.75% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
At March 31, 2014, our indebtedness also included $379.5 million in aggregate principal amount of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). The Convertible Notes became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013 and the Convertible Notes remain convertible at March 31, 2014. We are permitted to deliver cash, ordinary shares or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the principal amount of any conversion consideration in cash. Holders of the Convertible Notes may also surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the Convertible Notes as short-term in nature hereafter. There have been no conversions as of the date of this filing.
Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased ordinary share call options intended to reduce the potential dilution to our ordinary shares upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our ordinary shares on April 9, 2008 of $24.85 per share. The call options allow us to purchase up to approximately 13.0 million shares of our ordinary shares at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million shares of our ordinary shares at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. We received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise.
The Convertible Notes are only included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average share price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 13.0 million at March 31, 2014.

The following table provides the range of shares that would be included in the dilutive net (loss) income per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2014				(1)
	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$67.32	$70.86		$74.40	$77.95
Impact on dilutive shares:
Convertible notes	7,359	7,641		7,896	8,128
Warrants	5,276	5,662		6,011	6,329
	12,635	13,303	(2)	13,907	14,457
__________

(1)
Because the Company reported a Net loss from continuing operations attributable to Endo International plc during the three months ended March 31, 2014, the Convertible Notes and Warrants had no dilutive impact during this period and would not have had a dilutive impact given any of the assumed share prices above. Therefore, these amounts are included for informational purposes only and are not indicative of actual results or results that would have occurred given the assumed share prices above.

(2)
Represents, for the three months ended March 31, 2014, the amounts that would have been included in total diluted shares outstanding of 145.4 million had the Company reported Net income from continuing operations attributable to Endo International plc as opposed to a Net loss from continuing operations attributable to Endo International plc.

Working Capital. The components of our working capital and our current ratio at March 31, 2014 and December 31, 2013 are below (dollars in thousands):

	March 31, 2014	December 31, 2013
Total current assets	$2,790,191	$2,854,507
Less: total current liabilities	(2,028,060)	(1,696,672)
Working capital	$762,131	$1,157,835
Current ratio	1.4:1	1.7:1
Working capital decreased by $395.7 million from December 31, 2013 to March 31, 2014. This decrease related primarily to payment of the prior term loans, cash used for operations, cash used for the acquisitions of Paladin and Boca, cash used for deferred financing costs and cash used for the purchases of property, plant and equipment. These decreases were partially offset by proceeds from the new term loans, cash from the sale of HealthTronics and cash from the exercise of options.
The following table summarizes our Condensed Consolidated Statements of Cash Flows and liquidity for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$(246,943)	$(58,747)
Investing activities	641,799	(37,290)
Financing activities	102,402	(110,950)
Effect of foreign exchange rate	12	(412)
Net increase (decrease) in cash and cash equivalents	$497,270	$(207,399)
Less: net decrease in cash and cash equivalents of discontinued operations	(17,413)	(4,722)
Net increase (decrease) in cash and cash equivalents of continuing operations	$514,683	$(202,677)
Cash and cash equivalents, beginning of period	$526,597	$529,689
Cash and cash equivalents, end of period	$1,041,280	$327,012
Days sales outstanding	46	47

Net cash used in operating activities. Net cash used in operating activities was $246.9 million for the three months ended March 31, 2014 compared to $58.7 million used in operating activities in the comparable 2013 period. Significant components of our operating cash flows for three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash Flow Data-Operating Activities:
Consolidated net (loss) income	$(433,278)	$26,603
Depreciation and amortization	74,588	66,819
Share-based compensation	7,595	15,331
Amortization of debt issuance costs and premium / discount	9,952	9,776
Deferred income taxes	(186,222)	8,644
Loss on extinguishment of debt	9,596	11,312
Asset impairment charges	—	1,100
Changes in assets and liabilities which provided cash	270,623	(199,398)
Other, net	203	1,066
Net cash used in operating activities	$(246,943)	$(58,747)
Net cash used in operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Operating cash flow is derived by adjusting our Consolidated net (loss) income for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash and when the transactions are recognized in our results of operations. As a result, changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations and government agencies, collaborative partners, employees, and tax payments in the ordinary course of business.
The $188.2 million increase in Net cash used in operating activities for the three months ended March 31, 2014 compared to the comparable 2013 period was primarily the result of the timing of cash collections and cash payments, including payments to settle pricing litigation cases of approximately $199.0 million, which included the Department of Justice settlement related to the sale, marketing and promotion of Lidoderm® and an annual royalty payment to Teikoku of approximately $35.0 million. These decreases were partially offset by an increase in cash due to improved operating performance generated by the 2013 restructuring initiatives.
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $641.8 million for the three months ended March 31, 2014 compared to $37.3 million used in investing activities in the comparable 2013 period. This $679.1 million fluctuation in cash provided by investing activities relates primarily to a net decrease in restricted cash and cash equivalents of $702.5 million and proceeds from the sale of the HealthTronics business of $55.3 million, partially offset by an increase in cash used for acquisitions related to the acquisitions of Paladin and Boca of $109.8 million.
Net cash provided by (used in) financing activities. Net cash provided by financing activities was $102.4 million for the three months ended March 31, 2014 compared to $111.0 million used in financing activities in the comparable 2013 period. Items contributing to this $213.4 million fluctuation in cash provided by financing activities include proceeds from the issuance of new term loans of $1,525.0 million, partially offset by an increase in principal payments on term loan indebtedness totaling $1,296.0 million, an increase in cash paid for deferred financing fees of $31.2 million and an increase in payments of tax withholding for restricted shares of $21.5 million.
Research and Development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new products and exploring the value of our existing products in treating disorders beyond those currently approved in their respective labels. We may seek to mitigate the risk in, and expense of, our research and development programs by entering into collaborative arrangements with third parties. However, we intend to retain a portion of the commercial rights to these programs and, as a result, we still expect to spend funds on our share of the cost of these programs, including the costs of research, preclinical development, clinical research and manufacturing.
As previously disclosed, we have recently undertaken initiatives to optimize commercial spend and refocus our research and development efforts. Accordingly, we expect our research and development costs to decrease in future periods. However, we expect to continue to incur moderate levels of research and development expenditures as we focus on the development and advancement of our product pipeline. There can be no assurance that results of any ongoing or future preclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current good manufacturing practices, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.
Manufacturing, Supply and Other Service Agreements. Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries' products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, and UPS Supply Chain Solutions, Inc. If, for any reason, our subsidiaries are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional discussion of commitments under manufacturing, supply and other service agreements, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
License and Collaboration Agreements. Our subsidiaries have agreed to certain contingent payments in certain license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we or our subsidiaries may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For additional discussion of our contingent payments involving our license and collaboration agreements, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, and Note 10. License and Collaboration Agreements and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Acquisitions. As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and it may be necessary for us to issue shares or raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.
Legal Proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, asset impairment charges, restructuring costs, including separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of a business combination. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements, acquisitions of businesses, product rights or technologies, and strategic alliances and promotional arrangements which could require significant capital resources. We intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. Through execution of our business strategy we intend to focus on developing new products through both an internal and a virtual research and development organization with greater scientific and clinical capabilities; expanding the Company’s subsidiaries' product lines by acquiring new products and technologies in existing therapeutic and complementary areas, including international opportunities; increasing revenues and earnings through sales and marketing programs for our subsidiaries' innovative product offerings and effectively using the Company’s and its subsidiaries' resources; and providing additional resources to support our generics business.
Non-U.S. Operations. Our operations outside of the U.S. were not material during the three months ended March 31, 2014. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Condensed Consolidated Financial Statements.

Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2013. For additional discussion of the Company’s critical accounting estimates, see "Critical Accounting Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and transact business in various foreign countries and are therefore subject to risks associated with foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended March 31, 2014 and 2013, respectively.
For additional quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk." of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014. Our exposures to market risk have not changed materially since December 31, 2013.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
The Company acquired Paladin and Boca during the first quarter of 2014. As permitted by the Securities and Exchange Commission, management has elected to exclude both Paladin and Boca from its assessment of the effectiveness of its internal controls over financial reporting as of March 31, 2014. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in early 2015. As such, there have been changes during the three months ended March 31, 2014 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.
There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014. Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 are incorporated into this document by reference.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchase made by or on behalf of the Company of ordinary shares of the Company during the indicated periods:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
January 1, 2014 to January 31, 2014	—	—	—	$250,000,024
February 1, 2014 to February 28, 2014	—	—	—	$250,000,024
March 1, 2014 to March 31, 2014	—	—	—	$250,000,024
Total	—	—	—
__________

(1)
In August 2012, our Board of Directors approved a share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450.0 million of shares of its outstanding ordinary shares and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2012 Share Repurchase Plan at March 31, 2014. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Effective April 22, 2014, the Company amended its employment agreement with Susan Hall, Ph.D., its Executive Vice President, Chief Scientific Officer and Global Head of Research & Development and Quality. The amendment was made to correct certain administrative errors.
Item 6.        Exhibits
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2014

Exhibit Index

Exhibit No.	Title

3.1
Certificate of Incorporation on re-registration as a public limited company of Endo International plc (incorporated by reference to Exhibit 3.1 of Endo International plc's Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

3.2
Memorandum and Articles of Association of Endo International plc (incorporated by reference to Exhibit 3.2 of Endo International plc's Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

10.41	Policy of Endo International plc Relating to Insider Trading in Company Securities and Confidentiality of Information, effective April 29, 2014

10.159
Supplemental Indenture, dated February 28, 2014, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Endo International plc’s Current Report on Form 8-K, filed with the Commission on February 28, 2014)

10.160
First Supplemental Indenture, dated as February 28, 2014, by and among Endo Health Solutions Inc., Endo International plc, as co-obligor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of Endo International plc’s Current Report on Form 8-K, filed with the Commission on February 28, 2014)

10.161
Credit Agreement, dated as of February 28, 2014, among Endo Limited, Endo Management Limited, Endo Luxembourg Holding Company S.a.r.l., Endo Luxembourg Finance Company I S.a.r.l., Endo LLC (formerly known as NIMA Acquisition, LLC), the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing bank and swingline lender (incorporated by reference to Exhibit 4.3 of Endo International plc’s Current Report on Form 8-K, filed with the commission on February 28, 2014)

10.162
Executive Employment Agreement between Endo Health Solutions Inc., a wholly-owned subsidiary of Endo International plc, and Susan Hall, dated as of March 6, 2014 and effective March 10, 2014 (incorporated by reference to Exhibit 10.1 of Endo International plc’s Current Report on Form 8-K, filed with the Commission on March 13, 2014)

10.162.1
First Amendment to Executive Employment Agreement between Endo Health Solutions Inc., a wholly-owned subsidiary of Endo International plc, and Susan Hall, dated as of April 21, 2014 and effective April 22, 2014

10.163
Fifth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of June 8, 2011, governing Endo Health Solutions Inc.’s 7% Senior Notes due 2019 (incorporated by reference to Exhibit 10.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on April 17, 2014)

10.164
Ninth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of November 23, 2010, governing Endo Health Solutions Inc.’s 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.2 of Endo International plc’s Current Report on Form 8-K, filed with the commission on April 17, 2014)

10.165
Fifth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of June 8, 2011, governing Endo Health Solutions Inc.’s 7 1⁄4% Senior Notes due 2022 (incorporated by reference to Exhibit 10.3 of Endo International plc’s Current Report on Form 8-K, filed with the commission on April 17, 2014)

10.166
Stock Purchase Agreement by and among Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable, Endo Netherlands B.V. and certain other parties listed therein, dated April 29, 2014 and Endo International plc, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on April 30, 2014)

10.167
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.168	Form of 7.00% Senior Notes due 2019 (included in Exhibit 10.167)

10.169
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.3 of Endo International plc’s Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.170	Form of 7.00% Senior Notes due 2020 (included in Exhibit 10.169)

Exhibit No.	Title
10.171
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.5 of Endo International plc’s Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.172	Form of 7.25% Senior Notes due 2022 (included in Exhibit 10.171)

10.173
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.7 of Endo International plc’s Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.174
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.8 of Endo International plc’s Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.175
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.9 of Endo International plc’s Current Report on Form 8-K, filed with the commission on May 7, 2014)

21	Subsidiaries of the Registrant

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo International plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.