Form 10-Q
period 2014-06-30
Endo International plc
filed 2014-08-04
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	July 29, 2014	:	153,469,840

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

i

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,427,244	$526,597
Restricted cash and cash equivalents	65,777	770,000
Marketable securities	46,279	—
Accounts receivable	875,932	725,827
Inventories, net	427,199	374,439
Prepaid expenses and other current assets	44,072	39,402
Income taxes receivable	67,305	—
Deferred income taxes	210,969	257,985
Assets held for sale (NOTE 3)	—	160,257
Total current assets	$3,164,777	$2,854,507
MARKETABLE SECURITIES	3,251	2,979
PROPERTY, PLANT AND EQUIPMENT, NET	386,856	372,077
GOODWILL	3,533,150	1,372,832
OTHER INTANGIBLES, NET	2,671,908	1,872,926
DEFERRED INCOME TAXES	1,436	—
OTHER ASSETS	200,528	96,535
TOTAL ASSETS	$9,961,906	$6,571,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$275,262	$263,241
Accrued expenses	1,714,495	983,842
Current portion of long-term debt	185,631	414,929
Income taxes payable	—	3,089
Deferred income taxes	847	—
Liabilities related to assets held for sale (NOTE 3)	—	31,571
Total current liabilities	$2,176,235	$1,696,672
DEFERRED INCOME TAXES	229,240	310,764
LONG-TERM DEBT, LESS CURRENT PORTION, NET	4,229,895	3,323,844
OTHER LIABILITIES	481,916	655,360
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	54	—
Ordinary shares, $0.0001 and $0.01 par value; 1,000,000,000 and 350,000,000 shares authorized; 152,615,132 and 144,413,074 shares issued; 152,615,132 and 115,354,393 shares outstanding at June 30, 2014 and December 31, 2013, respectively	15	1,444
Additional paid-in capital	3,048,747	1,166,375
(Accumulated deficit) retained earnings	(289,518)	126,234
Accumulated other comprehensive income (loss)	48,191	(4,915)
Treasury stock, zero and 29,058,681 shares at June 30, 2014 and December 31, 2013, respectively	—	(763,120)
Total Endo International plc shareholders’ equity	$2,807,489	$526,018
Noncontrolling interests (NOTE 3)	37,131	59,198
Total shareholders’ equity	$2,844,620	$585,216
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,961,906	$6,571,856
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Net pharmaceutical product sales	$577,892	$584,303	$1,008,852	$1,120,047
Devices revenues	125,836	125,971	249,603	248,623
Other revenues	14,956	1,874	54,838	1,972
TOTAL REVENUES	$718,684	$712,148	$1,313,293	$1,370,642
COSTS AND EXPENSES:
Cost of revenues	345,739	273,413	597,700	527,794
Selling, general and administrative	171,609	244,302	398,313	471,534
Research and development	41,174	33,393	82,854	72,162
Litigation-related and other contingencies, net	35,954	59,971	662,105	128,203
Asset impairment charges	—	2,849	—	3,949
Acquisition-related and integration items	19,618	1,825	64,887	2,383
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$104,590	$96,395	$(492,566)	$164,617
INTEREST EXPENSE, NET	52,181	42,334	105,579	86,610
LOSS ON EXTINGUISHMENT OF DEBT	20,089	—	29,685	11,312
OTHER INCOME, NET	(6,828)	(16,700)	(12,860)	(34,969)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$39,148	$70,761	$(614,970)	$101,664
INCOME TAX	15,594	29,012	(199,827)	38,262
INCOME (LOSS) FROM CONTINUING OPERATIONS	23,554	41,749	(415,143)	63,402
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(3,168)	6,362	2,251	11,312
CONSOLIDATED NET INCOME (LOSS)	$20,386	$48,111	$(412,892)	$74,714
Less: Net (loss) income attributable to noncontrolling interests	(774)	13,112	2,860	24,366
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$21,160	$34,999	$(415,752)	$50,348
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$0.16	$0.37	$(2.96)	$0.57
Discontinued operations	$(0.02)	$(0.06)	$—	$(0.12)
Basic	$0.14	$0.31	$(2.96)	$0.45
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$0.15	$0.36	$(2.96)	$0.55
Discontinued operations	$(0.02)	$(0.06)	$—	$(0.11)
Diluted	$0.13	$0.30	$(2.96)	$0.44
WEIGHTED AVERAGE SHARES:
Basic	152,368	112,531	140,252	111,873
Diluted	163,369	117,221	140,252	115,205
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
CONSOLIDATED NET INCOME (LOSS)		$20,386		$48,111		$(412,892)		$74,714
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$2,034		$(327)		$1,694		$170
Less: reclassification adjustments for (gains) losses realized in net income (loss)	—	2,034	—	(327)	—	1,694	—	170
Foreign currency translation gain (loss)		44,393		211		49,470		(2,969)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—		283		—		533
Less: reclassification adjustments for cash flow hedges settled and included in net income (loss)	—	—	126	409	—	—	195	728
OTHER COMPREHENSIVE INCOME (LOSS)		$46,427		$293		$51,164		$(2,071)
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)		$66,813		$48,404		$(361,728)		$72,643
Less: Net (loss) income attributable to noncontrolling interests		(774)		13,112		2,860		24,366
Less: Other comprehensive (loss) income attributable to noncontrolling interests		(1,942)		—		(1,942)		—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$69,529		$35,292		$(362,646)		$48,277
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(412,892)	$74,714
Adjustments to reconcile consolidated net (loss) income to Net cash (used in) provided by operating activities:
Depreciation and amortization	152,818	135,051
Share-based compensation	14,376	22,753
Amortization of debt issuance costs and premium / discount	17,993	18,567
Provision for bad debts	980	1,857
Deferred income taxes	(169,195)	5,832
Net loss on disposal of property, plant and equipment	1,017	2,049
Loss on extinguishment of debt	29,685	11,312
Asset impairment charges	—	8,187
Gain on sale of business and other assets	(2,718)	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(22,227)	(22,946)
Inventories	35,895	(73,185)
Prepaid and other assets	11,019	9,121
Accounts payable	(83,991)	(133,199)
Accrued expenses	662,533	(94,975)
Other liabilities	(194,067)	130,537
Income taxes payable/receivable	(93,857)	21,356
Net cash (used in) provided by operating activities	$(52,631)	$117,031
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,398)	(37,469)
Proceeds from sale of property, plant and equipment	19	440
Acquisitions, net of cash acquired	(203,088)	(3,645)
Proceeds from sale of marketable securities	47,850	—
Proceeds from notes receivable, net	23,066	—
Patent acquisition costs and license fees	(5,000)	(10,000)
Proceeds from sale of business, net	54,521	—
Settlement escrow	3,148	—
Decrease in restricted cash and cash equivalents	704,223	—
Other investing activities	4,000	(2,673)
Net cash provided by (used in) investing activities	$588,341	$(53,347)

	Six Months Ended June 30,
	2014	2013
FINANCING ACTIVITIES:
Proceeds from issuance of 2023 Notes	750,000	—
Proceeds from issuance of term loans	1,525,000	—
Principal payments on term loans	(1,407,394)	(117,344)
Principal payments on other indebtedness, net	(5,800)	(2,015)
Repurchase of convertible senior subordinated notes due 2015	(547,852)	—
Payments to settle common stock warrants	(242,192)	—
Proceeds from the settlement of the hedge on convertible senior subordinated notes due 2015	302,113	—
Deferred financing fees	(58,715)	(9,573)
Payment for contingent consideration	—	(5,000)
Tax benefits of share awards	27,573	5,561
Payments of tax withholding for restricted shares	(22,803)	(7,624)
Exercise of options	31,616	52,483
Payments related to the issuance of ordinary shares	(4,800)	—
Issuance of ordinary shares related to the employee stock purchase plan	2,288	2,803
Cash distributions to noncontrolling interests	(6,144)	(24,349)
Cash buy-out of noncontrolling interests, net of cash contributions	(82)	(1,882)
Net cash provided by (used in) financing activities	$342,808	$(106,940)
Effect of foreign exchange rate	4,716	948
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$883,234	$(42,308)
LESS: NET DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(17,413)	(5,968)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$900,647	$(36,340)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	526,597	529,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,427,244	$493,349
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$578	$461
Acquisition financed by ordinary shares	$2,844,279	$—
Accrual for purchases of property, plant and equipment	$4,423	$5,036
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc, which we refer to herein as the "Company", "Endo", "we", "our" or "us", have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The year end Condensed Consolidated Balance Sheet data as of December 31, 2013 was derived from the audited financial statements.
In prior periods, our consolidated financial statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin Labs Inc. in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol "ENDP," the same symbol under which EHSI’s shares previously traded, and on the Toronto Stock Exchange under the symbol "ENL". References throughout to "ordinary shares" refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc's ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within that reporting period. Early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company's consolidated results of operations and financial position.

NOTE 3. DISCONTINUED OPERATIONS
On December 28, 2013, the Board approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. In addition, EHSI received rights to additional cash payments of up to $45.0 million based on the future operating performance of HealthTronics, of which no value has been recognized in the accompanying Condensed Consolidated financial statements, for total potential consideration of up to $130.0 million. Additional cash payments, if any, will be recorded when earned. The sale was completed on February 3, 2014.
As previously disclosed, prior to the sale, at September 30, 2013, the Company had determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, the Company initiated an interim goodwill impairment analysis of the HealthTronics reporting units' goodwill balances as of September 30, 2013. The fair value of the Urology Services and HITS reporting units were estimated using a number of factors including the fair value implied by the then ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013, and determined that an impairment was probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, the Company recorded a combined estimated goodwill impairment charge of $38.0 million in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2013, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and their respective net book values. The Company finalized the impairment analysis in the fourth quarter of 2013 when it recorded charges of $118.9 million to write down the book value of the reporting units' assets to fair value less costs to sell. Subsequently, during the six months ended June 30, 2014, the Company has recorded a net loss of approximately $1.1 million, representing the carrying amount of the assets sold less the amount of the net proceeds received.
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

The following table provides the operating results of Discontinued operations, net of tax for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$54,361	$14,442	$104,386
(Loss) income from discontinued operations before income taxes	$(2,677)	$3,384	$1,721	$9,026
Income taxes	491	(2,978)	(530)	(2,286)
Discontinued operations, net of tax	$(3,168)	$6,362	$2,251	$11,312
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

NOTE 4. RESTRUCTURING
June 2013 Restructuring Initiative
On June 4, 2013, the Board approved certain strategic, operational and organizational steps for EHSI to take to refocus its operations and enhance shareholder value. These actions were the result of a comprehensive assessment of the Company's strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. The cost reduction initiatives included a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizing commercial spend and refocusing research and development efforts.
As a result of the June 2013 restructuring initiative, the Company did not incur material expenses during the three and six months ended June 30, 2014. During the three months ended June 30, 2013, the Company incurred approximately $46.9 million of restructuring expenses primarily consisting of employee severance and other benefit-related costs. The Company anticipates there will be additional pre-tax restructuring expenses of $0.7 million, primarily attributable to employee severance and other benefit-related costs which will be incurred throughout 2014. The majority of these restructuring costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to the June 2013 restructuring initiative totaled $2.7 million and $12.3 million at June 30, 2014 and December 31, 2013, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2014.
Of the $0.7 million of additional pre-tax restructuring expenses the Company expects to incur, $0.6 million relates to the Devices segment and $0.1 million relates to Corporate. Segment operating results do not include restructuring expenses as segment performance is evaluated excluding such expenses. See further discussion in Note 6. Segment Results.
Other Restructuring Initiatives
During 2014 and 2013, EHSI and certain of its subsidiaries undertook certain other restructuring initiatives that were individually not material to the Company's Condensed Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $5.7 million and $10.0 million during the three and six months ended June 30, 2014, respectively, which primarily consisted of employee severance and other benefit-related costs. The Company recorded charges related to these initiatives totaling $0.4 million and $5.6 million during the three and six months ended June 30, 2013, respectively, which primarily related to accelerated depreciation and asset impairment charges. Additionally, the Company recognized lease-exit costs of $7.8 million during the first quarter of 2013 upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties. The majority of these costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to these initiatives totaled $13.4 million and $16.1 million at June 30, 2014 and December 31, 2013, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2013, partially offset by the recognition of the expenses mentioned in the preceding paragraph.
NOTE 5. ACQUISITIONS
Paladin Labs Inc. Acquisition
On November 5, 2013, EHSI announced that it had reached a definitive agreement to acquire Paladin in a stock and cash transaction and, on February 28, 2014 (the Paladin Acquisition Date), the transaction closed and each of EHSI and Paladin was acquired by Endo International plc, a newly-formed Irish holding company.
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

The acquisition consideration was as follows (in thousands of U.S. dollars, except for per share amounts):

Number of Paladin shares paid through the delivery of Endo International common stock	20,765
Exchange ratio	1.6331
Number of shares of Endo International common stock—as exchanged*	33,912
Endo common stock price on February 28, 2014	$80.00
Fair value of common shares of Endo International issued to Paladin Shareholders*		$2,712,956
Number of Paladin shares paid in cash	20,765
Per share cash consideration for Paladin shares (1)	$1.09
Cash distribution to Paladin shareholders*		22,647
Fair value of the vested portion of Paladin stock options outstanding—1.3 million at February 28, 2014 (2)		131,323
Total acquisition consideration		$2,866,926
__________

*	Amounts do not recalculate due to rounding.

(1)	Represents the cash consideration per the Arrangement Agreement of C$1.16 per Paladin share translated into U.S. dollars utilizing an exchange rate of $0.9402.

(2)	Represents the fair value of vested Paladin stock option awards attributed to pre-combination services that were outstanding on the Paladin Acquisition Date.
Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Paladin's key products serve growing drug markets including attention deficit hyperactivity disorder (ADHD), pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling interest in Laboratorios Paladin de Mexico S.A. in Mexico and in publicly traded Litha Healthcare Group Limited in South Africa.
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
The operating results of Paladin from and including February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2014 reflect the acquisition of Paladin, effective February 28, 2014.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Paladin Acquisition Date (in thousands):

	February 28, 2014 (As initially reported)	Measurement period adjustments	February 28, 2014 (As adjusted)
Cash and cash equivalents	$113,571	$—	$113,571
Marketable securities	89,420	—	89,420
Accounts receivable	93,832	3,260	97,092
Inventories	62,095	1,100	63,195
Prepaid expenses and other current assets	32,605	—	32,605
Deferred income tax assets, current	11,719	(210)	11,509
Property, plant and equipment	7,299	—	7,299
Intangible assets	676,000	(30,000)	646,000
Other assets	56,289	1,256	57,545
Total identifiable assets	$1,142,830	$(24,594)	$1,118,236
Accounts payable and accrued expenses	$124,321	$4,205	$128,526
Income taxes payable	22,524	203	22,727
Deferred income taxes	160,620	(13,236)	147,384
Debt	23,826	—	23,826
Other liabilities	9,578	—	9,578
Total liabilities assumed	$340,869	$(8,828)	$332,041
Net identifiable assets acquired	$801,961	$(15,766)	$786,195
Noncontrolling interests	$(69,600)	$29,000	$(40,600)
Goodwill	2,134,565	(13,234)	2,121,331
Net assets acquired	$2,866,926	$—	$2,866,926
The estimated fair value of the Paladin assets acquired and liabilities assumed are provisional as of June 30, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to certain acquired equity and cost method investments, property, plant and equipment, intangible assets, contingent assets and liabilities, deferred income taxes and noncontrolling interests. Accordingly, the measurement of the Paladin assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The Company expects multiple reporting units to benefit, directly or indirectly, from the synergies arising from the Paladin acquisition and related transactions. As a result, as of June 30, 2014, the Company has provisionally assigned the goodwill arising from the Paladin acquisition to multiple reporting units across each of its reportable segments. This assignment was based on the relative incremental benefit expected to be realized by each impacted reporting unit. The Company is continuing to assess the amount of goodwill assigned to each reporting unit and the underlying allocation methodology used to assign this goodwill. Refer to Note 9. Goodwill and Other Intangibles for the preliminary allocation of Paladin-related goodwill by reportable segment.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Canada Base Prescription	$345.0	12
Canada OTC	40.0	11
Canada Other	65.0	11
Litha	60.0	12
Latin America	5.0	15
Licenses not renewed	4.5	3
Total	$519.5
In Process Research & Development (IPR&D):
Serelaxin	$115.0	n/a
Other	11.5	n/a
Total	$126.5	n/a
Total other intangible assets	$646.0	n/a
The preliminary fair values of the developed technology and IPR&D assets were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates ranging from 9.5% to 15.0%, which were considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. This analysis is preliminary and is subject to further adjustment as additional information becomes available.
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
The Company did not recognize acquisition-related transaction costs associated with the Paladin acquisition during the three months ended June 30, 2014. The Company recognized acquisition-related transaction costs associated with the Paladin acquisition during the six months ended June 30, 2014 totaling $33.4 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.

The amounts of Paladin Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including February 28, 2014 to June 30, 2014 are as follows (in thousands, except per share data):

Revenue	$96,910
Net income attributable to Endo International plc	$671
Basic net income per share	$—
Diluted net income per share	$—
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2013 for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2013, nor are they indicative of any future results.

	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,356,293	$832,189	$1,607,708
Net (loss) income attributable to Endo International plc	$(427,356)	$46,002	$48,395
Basic net (loss) income per share	$(3.05)	$0.41	$0.43
Diluted net (loss) income per share	$(3.05)	$0.39	$0.42
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin Acquisition, including borrowings to finance the acquisition as well as the additional amortization that would have been charged assuming the fair value adjustments, primarily to intangible assets, had been applied on January 1, 2013, together with the consequential tax effects.
The Company has determined that U.S. shareholders of Endo will generally recognize gain (but not loss) on the
Endo shareholders’ exchange of EHSI common stock for Endo plc ordinary shares in the merger (Endo Share Exchange).  This determination is based on various factors described in the registration statement, including the upward movement of the Endo stock price following signing of the arrangement agreement and the aggregate estimated tax basis of the Endo shareholders in the Endo common stock at the time of the Endo Share Exchange.  Due to these factors the conditions necessary to prevent the application of Section 367(a) to the merger were not satisfied, and, as a result, the Endo Share Exchange will be a taxable transaction for U.S. federal income tax purposes effective February 28, 2014 whereby U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo Share Exchange. With respect to each U.S. shareholder, such gain will generally equal the excess of the fair market value of the Endo plc ordinary shares received over such holder’s adjusted tax basis in the shares of Endo common stock exchanged therefor. The Company has accrued approximately $55.3 million of expense related to the reimbursement of director's and certain employees' excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.
Boca Pharmacal LLC Acquisition
On August 28, 2013, the Company announced that it had entered into a definitive agreement to acquire Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. On February 3, 2014, the Company announced that it had completed the acquisition of Boca for approximately $232.7 million in cash.
The preliminary fair values of the net identifiable assets acquired totaled approximately $221.8 million, resulting in goodwill of approximately $10.8 million, which was assigned to our U.S. Generic Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Boca acquisition includes approximately $165.9 million of identifiable intangible assets, including $105.2 million of developed technology to be amortized over an average life of approximately 14 years and $60.7 million of IPR&D. The estimated fair values of the Boca net assets acquired are provisional as of June 30, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the Boca assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The operating results of Boca from and including February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2014 reflect the acquisition of Boca, effective February 3, 2014.
Sumavel® DosePro®
On April 24, 2014, the Company announced that it had acquired worldwide rights to Sumavel® DosePro® (Sumavel) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. The Company closed the acquisition of Sumavel on May 19, 2014 and is accounting for this transaction as a business combination in accordance with the relevant accounting literature.
The Company acquired the product for consideration of $93.4 million, consisting of an upfront payment of $89.7 million and contingent cash consideration with an acquisition-date fair value of $3.7 million. Refer to Note 7. Fair Value Measurements for further discussion of this contingent consideration. In addition, the Company provided Zogenix, Inc. with a $7.0 million non-interest bearing loan due 2023 for working capital needs and it assumed an existing third-party royalty obligation on net sales. Sumavel® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches.
The preliminary fair values of the net identifiable assets acquired totaled approximately $90.4 million, resulting in goodwill of approximately $3.0 million, which was assigned to our U.S. Branded Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Sumavel® acquisition includes approximately $84.4 million of identifiable developed technology intangible assets to be amortized over an average life of approximately 13 years. The estimated fair values of the Sumavel net assets acquired are provisional as of June 30, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the Sumavel assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The operating results of Sumavel from and including May 19, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2014 reflect the acquisition of Sumavel, effective May 19, 2014.
NOTE 6. SEGMENT RESULTS
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
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as income (loss) from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
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
U.S. Branded Pharmaceuticals
Our U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas®, Valstar® and AveedTM.

U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment has historically focused on selective generics related to pain that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and hypertension markets, among others. Additionally, in May 2014, we launched an authorized generic lidocaine patch 5% (referred to as "Lidoderm® authorized generic").
Devices
Our Devices segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH or prostate health) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, We distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our customers or distributors accounted for 10% or more of our total revenues during the three and six months ended June 30, 2014 and 2013. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products for the Canadian and world markets, which we acquired from Paladin. Paladin's key products serve growing drug markets including ADHD, pain, urology and allergy. Foreign subsidiary sales are predominantly to customers in Canada and South Africa.
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$248,547	$415,647	$482,712	$773,236
U.S. Generic Pharmaceuticals	272,213	170,530	484,068	348,783
Devices (1)	125,836	125,971	249,603	248,623
International Pharmaceuticals (2)	72,088	—	96,910	—
Total net revenues to external customers	$718,684	$712,148	$1,313,293	$1,370,642

Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$130,416	$236,014	$264,833	$410,421
U.S. Generic Pharmaceuticals	105,234	45,978	179,031	93,090
Devices	37,734	36,047	77,439	67,691
International Pharmaceuticals	22,602	—	31,897	—
Corporate unallocated	(70,246)	(73,649)	(149,437)	(156,666)
__________

(1)	The following table displays our Devices segment revenue by geography for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Devices:
United States	$79,642	$79,240	$157,101	$157,607
International	46,194	46,731	92,502	91,016
Total Devices revenues	$125,836	$125,971	$249,603	$248,623

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada and South Africa.

The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment adjusted income from continuing operations before income tax:	$295,986	$318,039	$553,200	$571,202
Corporate unallocated costs	(70,246)	(73,649)	(149,437)	(156,666)
Upfront and milestone payments to partners	(10,350)	(5,398)	(21,505)	(7,972)
Asset impairment charges	—	(2,849)	—	(3,949)
Acquisition-related and integration items (1)	(19,618)	(1,825)	(64,887)	(2,383)
Separation benefits and other cost reduction initiatives (2)	(11,463)	(51,562)	(11,740)	(65,256)
Excise tax (3)	4,700	—	(55,300)	—
Amortization of intangible assets	(68,273)	(51,089)	(123,467)	(98,339)
Inventory step-up	(19,144)	—	(22,725)	—
Non-cash interest expense	(3,346)	(5,662)	(9,315)	(11,112)
Loss on extinguishment of debt	(20,089)	—	(29,685)	(11,312)
Watson litigation settlement income, net	—	16,545	—	35,772
Certain litigation-related charges, net (4)	(32,859)	(72,837)	(673,959)	(149,369)
Charge related to the non-recoverability of certain non-trade receivables	(10,000)	—	(10,000)	—
Net gain on sale of certain early-stage drug discovery and development assets	3,850	—	3,850	—
Other income, net	—	1,048	—	1,048
Total consolidated income (loss) from continuing operations before income tax	$39,148	$70,761	$(614,970)	$101,664
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $4.1 million and $9.0 million during the three and six months ended June 30, 2014, respectively, compared to $39.7 million and $41.1 million for the three and six months ended June 30, 2013, respectively. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives. These amounts are partially offset by changes in estimates related to certain cost reduction initiative accruals. Additionally, the amount of separation benefits and other cost reduction initiatives during the three and six months ended June 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations.

(3)
This amount represents charges related to the expense for the reimbursement of director's and certain employee's excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which we had previously estimated to be $60.0 million in the first quarter of 2014.

(4)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and six months ended June 30, 2014 and 2013.

The following represents additional selected financial information for our reportable segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense:
U.S. Branded Pharmaceuticals	$4,374	$4,410	$8,411	$10,715
U.S. Generic Pharmaceuticals	4,339	3,269	11,908	6,439
Devices	2,442	2,853	4,528	5,655
International Pharmaceuticals	350	—	491	—
Corporate unallocated	2,119	1,729	4,013	4,194
Total depreciation expense	$13,624	$12,261	$29,351	$27,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense:
U.S. Branded Pharmaceuticals	$17,739	$24,847	$38,462	$46,127
U.S. Generic Pharmaceuticals	20,156	10,881	38,770	21,762
Devices	15,513	15,512	31,037	30,751
International Pharmaceuticals	11,198	—	15,198	—
Total amortization expense	$64,606	$51,240	$123,467	$98,640
Interest income and expense are considered corporate items and are not allocated to our segments. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 7. FAIR VALUE MEASUREMENTS
Financial Instruments
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Also included in cash and cash equivalents are investments in guaranteed investment certificates (GICs) with original maturities of fewer than three months. GICs are interest-bearing Canadian deposit securities with defined maturities and are redeemable on demand. Due to their short-term maturity, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds and GICs with original maturities of fewer than three months), accounts receivable, accounts payable and accrued expenses approximate their fair values.
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

The following table presents the carrying amounts and estimated fair values of our other financial instruments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current assets:
Guaranteed investment certificates—original maturities of three months or more	$21,351	$21,351	$—	$—
Commercial paper	11,993	11,993	—	—
Bonds	10,118	10,118	—	—
Equity securities	2,817	2,817	—	—
Current portion of loans receivable	287	287	—	—
Long-term assets:
Equity securities	$3,251	$3,251	$2,979	$2,979
Loans receivable from joint venture	10,576	10,576	—	—
Other loans receivable, less current portion	14,838	14,838	—	—
Equity and cost method investments	46,783	N/A	15,654	N/A
Current liabilities:
Acquisition-related contingent consideration—short-term	$7,608	$7,608	$3,878	$3,878
Current portion of 1.75% Convertible Senior Subordinated Notes Due 2015, net	131,729	137,272	345,421	372,481
Current portion of New Term Loan A Facility Due 2019	44,687	44,687	—	—
Current portion of New Term Loan B Facility Due 2021	4,250	4,250	—	—
Current portion of Term Loan A Facility Due 2018	—	—	69,375	69,375
3.25% AMS Convertible Notes due 2036	22	22	22	22
4.00% AMS Convertible Notes due 2041	105	105	111	111
Current portion of Paladin debt	4,838	4,838	—	—
Minimum Voltaren® Gel royalties due to Novartis—short-term	22,075	22,075	28,935	28,935
Long-term liabilities:
Acquisition-related contingent consideration—long-term	$895	$895	$869	$869
New Term Loan A Facility Due 2019, less current portion	1,045,000	1,045,526	—	—
New Term Loan B Facility Due 2021, less current portion	419,688	419,450	—	—
Term Loan A Facility Due 2018, less current portion	—	—	1,266,094	1,265,970
Term Loan B Facility Due 2018	—	—	60,550	60,686
7.00% Senior Notes Due 2019	499,875	535,804	500,000	536,563
7.00% Senior Notes Due 2020, net	397,538	430,250	397,200	430,500
7.25% Senior Notes Due 2022	400,000	434,250	400,000	431,750
5.75% Senior Notes Due 2022	700,000	717,938	700,000	703,500
5.375% Senior Notes Due 2023	750,000	749,531	—	—
Paladin debt, less current portion	17,794	17,852	—	—
Minimum Voltaren® Gel royalties due to Novartis—long-term	—	—	7,392	7,392
Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

Our investments in GICs, commercial paper and bonds mature throughout 2014 and prior to June 30, 2015 and are held with highly rated financial institutions. Our investments in GICs with original maturities of three months or more are included within marketable securities in our Condensed Consolidated Balance Sheets. They are carried at the deposited value, which is a reasonable approximation of fair value, and are considered to be valued using Level 2 inputs within the fair value hierarchy. Our investments in commercial paper are based on broker quotes provided by our portfolio managers. We consider these investments to be valued using Level 2 inputs within the fair value hierarchy. Our investments in bonds consist of both corporate and Canadian government bonds and are valued using broker quotes, representing Level 2 measurements within the fair value hierarchy.
Our loans receivable at June 30, 2014 relate primarily to loans totaling $10.6 million to our joint venture owned through our Litha Healthcare Group Limited subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. The fair values of these loans were based on anticipated cash flows, which approximate the carrying amount, and were classified in Level 2 measurements in the fair value hierarchy.
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined above. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in marketable securities in the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.
We have various investments which we account for using the equity or cost method of accounting, including a $24.1 million joint venture investment in the Biologicals and Vaccines Institute of Southern Africa (Pty) Limited, owned through our Litha Healthcare Group Limited subsidiary, which is accounted for as an equity method investment. The fair value of the equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in our Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.
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
The fair values of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at June 30, 2014 and December 31, 2013 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of June 30, 2014 and December 31, 2013.

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$40,000	$—	$—	$40,000
Guaranteed investment certificates—original maturities of fewer than three months	—	22,430	—	22,430
Guaranteed investment certificates—original maturities of three months or more	—	21,351	—	21,351
Commercial paper	—	11,993	—	11,993
Bonds	—	10,118	—	10,118
Equity securities	6,068	—	—	6,068
Total	$46,068	$65,892	$—	$111,960
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$7,608	$7,608
Acquisition-related contingent consideration—long-term	—	—	895	895
Total	$—	$—	$8,503	$8,503

	Fair Value Measurements at Reporting Date using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$843,390	$—	$—	$843,390
Equity securities	2,979	—	—	2,979
Total	$846,369	$—	$—	$846,369
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$3,878	$3,878
Acquisition-related contingent consideration—long-term	—	—	869	869
Total	$—	$—	$4,747	$4,747
Acquisition-Related Contingent Consideration
The fair value of the Teva Contingent Consideration assumed in connection with the November 30, 2010 acquisition of Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals) by our Endo Pharmaceuticals Inc. (EPI) subsidiary was estimated based on a probability-weighted discounted cash flow model (income approach). The increase in the balance primarily relates to the changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model. For further discussion, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
During the second quarter of 2014, in connection with our acquisition of Sumavel®, we entered into an agreement to make contingent cash consideration payments to the former owner of Sumavel® of between zero and $20.0 million, based on certain factors relating primarily to the financial performance of Sumavel®. At the acquisition date, we estimated the fair value of this obligation to be $3.7 million based on a probability-weighted discounted cash flow model (income approach).

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning of period	$4,759	$3,964	$4,747	$8,924
Amounts acquired or (settled)	3,700	—	3,700	(5,000)
Transfers (in) and/or out of Level 3	—	—	—	—
Changes in fair value recorded in earnings	44	60	56	100
End of period	$8,503	$4,024	$8,503	$4,024
The following is a summary of available-for-sale securities held by the Company at June 30, 2014 and December 31, 2013 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2014
Money market funds	$40,000	$—	$—	$40,000
Guaranteed investment certificates—original maturities of fewer than three months	22,430	—	—	22,430
Total included in cash and cash equivalents	$62,430	$—	$—	$62,430
Guaranteed investment certificates—original maturities of three months or more	$21,351	$—	$—	$21,351
Commercial paper	11,974	19	—	11,993
Bonds	10,178	—	(60)	10,118
Equity securities	3,843	—	(1,026)	2,817
Total other short-term available-for-sale securities	$47,346	$19	$(1,086)	$46,279
Equity securities	$1,766	$1,485	$—	$3,251
Long-term available-for-sale securities	$1,766	$1,485	$—	$3,251

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013
Money market funds	$843,390	$—	$—	$843,390
Total included in cash and cash equivalents	$73,390	$—	$—	$73,390
Total included in restricted cash and cash equivalents	$770,000	$—	$—	$770,000
Equity securities	$1,766	$1,213	$—	$2,979
Long-term available-for-sale securities	$1,766	$1,213	$—	$2,979
At June 30, 2014 and December 31, 2013, the unrealized loss positions related to our investments in marketable securities were not material, individually or in the aggregate.

NOTE 8. INVENTORIES
Inventories consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$134,487	$101,790
Work-in-process	32,118	51,100
Finished goods	260,594	221,549
Total	$427,199	$374,439
Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the Condensed Consolidated Balance Sheets and therefore has not been separately disclosed.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2014 were as follows:

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	Devices	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2013:
Goodwill	$290,793	$275,201	$1,795,366	$—	$2,361,360
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$290,793	$275,201	$806,838	$—	$1,372,832
Goodwill acquired during the period	816,376	464,205	27,156	828,205	2,135,942
Effect of currency translation	—	—	131	24,245	24,376
Balance as of June 30, 2014:
Goodwill	1,107,169	739,406	1,822,653	852,450	4,521,678
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$1,107,169	$739,406	$834,125	$852,450	$3,533,150

Other Intangible Assets
The following is a summary of other intangibles held by the Company at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
In-process research and development	$230,284	$—	$230,284	$73,400	$—	$73,400
Total indefinite-lived intangibles	$230,284	$—	$230,284	$73,400	$—	$73,400
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$626,867	$(392,609)	$234,258	$587,127	$(357,439)	$229,688
Customer relationships (weighted average life of 16 years)	158,347	(30,622)	127,725	158,258	(25,574)	132,684
Tradenames (weighted average life of 24 years)	77,000	(11,747)	65,253	77,000	(9,934)	67,066
Developed technology (weighted average life of 15 years)	2,446,763	(432,375)	2,014,388	1,720,428	(350,340)	1,370,088
Total definite-lived intangibles (weighted average life of 14 years)	$3,308,977	$(867,353)	$2,441,624	$2,542,813	$(743,287)	$1,799,526
Total other intangibles	$3,539,261	$(867,353)	$2,671,908	$2,616,213	$(743,287)	$1,872,926
Changes in the gross carrying amount of our other intangibles for the six months ended June 30, 2014 were as follows (in thousands):

Gross Carrying Amount
December 31, 2013	$2,616,213
Aveed™ approval milestone	5,000
Paladin acquisition	646,000
Boca acquisition	165,900
Sumavel acquisition	84,400
Effect of currency translation	21,748
June 30, 2014	$3,539,261
The December 31, 2013 amounts above related to both the gross amount and related accumulated amortization for license intangible assets within the Other Intangible Assets summary and the total other intangible gross amount within the Gross Carrying Amount roll-forward have been revised from amounts previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014. The purpose of this revision was to remove approximately $47.1 million from both the gross amount and corresponding accumulated amortization for intangible assets that were fully amortized as of December 31, 2013. These adjustments had no impact on the reported net other intangible assets and the revision did not impact the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss) or Condensed Consolidated Statements of Cash Flows as of and for the year ended December 31, 2013.

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
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our subsidiary Endo Pharmaceuticals Inc. (EPI) is party to a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel royalties incurred during the six months ended June 30, 2014 and 2013 were $15.0 million and $15.0 million, respectively, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
Also as previously disclosed, EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. During the period beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel. Amounts incurred for such A&P Expenditures were $4.1 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively.
BayerSchering
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Endo Pharmaceuticals Solutions Inc. subsidiary licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market AveedTM (the BayerSchering Agreement). On March 6, 2014, we announced that the FDA approved AveedTM for the treatment of hypogonadism (commonly known as Low-T) in adult men, which is associated with a deficiency or absence of the male hormone testosterone. AveedTM became available in early March. Upon approval, EPSI made a milestone payment of $5.0 million to BayerSchering. The approval milestone was recorded as an intangible asset and is being amortized into Cost of revenues on a straight-line basis over its estimated useful life. In the future, EPSI could be obligated to pay milestones of up to approximately $17.5 million based on continued market exclusivity of AveedTM or upon certain future sales milestones.
Products in Development
BioDelivery Sciences International, Inc.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in January 2012, EPI signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® buprenorphine. During each of the first and second quarters of 2014, $10.0 million of milestones were incurred related to the achievement of certain clinical milestones and were recorded as Research and development expense. If BEMA® buprenorphine is approved, EPI will pay royalties based on net sales of BEMA® buprenorphine and could be obligated to pay additional commercial and regulatory milestones of up to approximately $115.0 million.

NOTE 11. DEBT
The following is a summary of the Company's total indebtedness at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
1.75% Convertible Senior Subordinated Notes due 2015	$138,769	$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(7,040)	(34,079)
1.75% Convertible Senior Subordinated Notes due 2015, net	$131,729	$345,421
7.00% Senior Notes due 2019	$499,875	$500,000
7.00% Senior Notes due 2020	400,000	400,000
Unamortized initial purchaser’s discount	(2,462)	(2,800)
7.00% Senior Notes due 2020, net	$397,538	$397,200
7.25% Senior Notes due 2022	$400,000	$400,000
5.75% Senior Notes due 2022	700,000	700,000
5.375% Senior Notes due 2023	750,000	—
3.25% AMS Convertible Notes due 2036	22	22
4.00% AMS Convertible Notes due 2041	105	111
Term Loan A Facility Due 2019	1,089,687	—
Term Loan B Facility Due 2021	423,938	—
Term Loan A Facility Due 2018	—	1,335,469
Term Loan B Facility Due 2018	—	60,550
Paladin debt	22,632	—
Total long-term debt, net	$4,415,526	$3,738,773
Less current portion, net	$185,631	$414,929
Total long-term debt, less current portion, net	$4,229,895	$3,323,844
Credit Facility
Upon closing of the Paladin acquisition on February 28, 2014, the Company entered into a credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The prior credit facility was terminated and canceled, with the outstanding indebtedness of $1.4 billion repaid and all liens terminated and released. The initial borrowings under the credit facility consisted of a five-year senior secured Term Loan A facility of $1.1 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million, substantially all of which is available. The credit facility contains an uncommitted expansion provision which permits up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as defined in the credit facility, is less than or equal to 2.75x) of additional revolving or term loan commitments from one or more of the lenders under the credit facility or other lenders.
Under the credit facility, $50.0 million is available for letters of credit and up to $50.0 million is available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the credit facility. The borrowers’ obligations under the credit facility are guaranteed by all of Endo’s direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
The credit facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of June 30, 2014, we are in compliance with all covenants in our credit facility.
As set forth in the new credit agreement, borrowings incur interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the new credit agreement. For the Term Loan A facility and revolving credit facility, the Company could elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.50% and 2.25% or an Alternate Base Rate (as defined in the new credit agreement) plus between 0.50% and 1.25%. For the Term Loan B Facility, the Company could elect to pay interest based on an adjusted LIBOR (with a floor of 0.75%) plus 2.50% or an Alternate Base Rate plus 1.50%. The Company will pay a commitment fee of between 30 to 50 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility.

In connection with our entering into the credit agreement, we incurred new debt issuance costs of approximately $27.7 million, $26.7 million of which was deferred and is being amortized over the term of the credit facility. The remaining debt issuance costs of $1.0 million and previously deferred debt issuance costs of $8.6 million associated with the prior credit facility were charged to expense. These expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
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
On March 26, 2013, we made a prepayment of $100.0 million on our then existing Term Loan B facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment and included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
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
In connection with the 2013 Credit Agreement, we incurred new debt issuance costs of approximately $8.1 million, $7.6 million of which was deferred and was to be amortized over the term of the 2013 Credit Agreement. The remaining $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the 2011 Credit Agreement were charged to expense upon the amendment and restatement of the 2013 Credit Agreement. These expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
5.375% Senior Notes Due 2023
On June 30, 2014, we issued, through a private placement, $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes) at an issue price of par. Because the notes were not initially registered, the notes were offered only in transactions that were exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the notes in the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The 2023 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015. The 2023 Notes will mature on January 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of $750.0 million from the issuance. Costs associated with this offering, including costs related to investment bankers, of $12.6 million were deferred and are included in Other assets on our Condensed Consolidated Balance Sheets. Endo issued the 2023 Notes for general corporate purposes, which may include acquisitions, including the acquisition of DAVA.
1.75% Convertible Senior Subordinated Notes Due 2015
At June 30, 2014, our indebtedness included 1.75% Convertible Senior Subordinated Notes due April 15, 2015. In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest, thereby reducing the outstanding principal amount to approximately $138.8 million. In connection with this repurchase, we charged $14.8 million to expense, representing the difference between the fair value of the repurchased debt component and its carrying amount, as well as third-party costs related to the transaction. The expense was included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a decrease to Additional paid-in capital in the amount of $309.7 million, representing the fair value of the equity component of the repurchased Convertible Notes.

The Convertible Notes became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013 and the remaining balance of the Convertible Notes remains convertible at June 30, 2014. We are permitted to deliver cash, ordinary shares or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the remaining principal amount of any conversion consideration in cash. Holders of the remaining Convertible Notes may also surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the remaining Convertible Notes as short-term in nature hereafter. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs.
Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased approximately 13.0 million ordinary share call options intended to reduce the potential dilution to our ordinary shares upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our ordinary shares on April 9, 2008 of $24.85 per share. Also, as part of the note hedge transaction, we sold warrants to affiliates of certain of the initial purchasers whereby they had the option to purchase up to approximately 13.0 million of our ordinary shares at an initial strike price of $40.00 per share.
In connection with the May 2014 Convertible Notes repurchase activity, we entered into agreements with the note hedge counterparty to settle a portion of the call options and warrants. In connection with this agreement, we settled call options representing the right to purchase approximately 8.2 million ordinary shares for total cash consideration paid by the counterparty of $302.1 million, which was recorded as an increase to Additional paid-in capital. The remaining call options, which allow us to purchase up to approximately an additional 4.8 million of our ordinary shares at a strike price of $29.20 per share, expire on April 15, 2015 and must be net-share settled. We also settled approximately 8.2 million of warrants for cash consideration paid by EHSI of $242.2 million, which was recorded as a reduction to Additional paid-in capital. Subsequent to this transaction, the holders of the remaining warrants have the option to purchase up to approximately 4.8 million of our ordinary shares at strike price of $40.00 per share. The remaining warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. The remaining warrants have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise.
As discussed in Note 18. Net Income (Loss) Per Share, in periods in which our ordinary shares price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net income (loss) per share calculation using the treasury stock method.
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
On April 17, 2014, EHSI entered into a supplemental indenture with respect to each series of the Existing EHSI Notes to effect the proposed amendments. Such proposed amendments became operative on May 6, 2014, upon settlement of the exchange offers and consent solicitations. The aggregate consent payment paid in connection with the consent solicitations was approximately $11.7 million, which was recorded as debt issuance costs. In connection with these transactions, we also charged $5.3 million to expense related to fees paid to third parties related to the exchange offer. This amount was included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.
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
In addition to the manufacturing and supply agreements described above, our subsidiaries have agreements with various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
For additional discussion of our material manufacturing, supply and other service agreements at December 31, 2013, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
Teikoku Seiyaku Co., Ltd.
Pursuant to the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), which has previously been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, during the six months ended June 30, 2014 and 2013, we recorded $7.2 million and $24.7 million of royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At June 30, 2014, $7.2 million is recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
The Teikoku Agreement, as amended, will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, upon 30 days' written notice, in the event that EPI fails to purchase an annual minimum quantity for each calendar year through 2021. In addition, Teikoku has the right to terminate its exclusivity obligations upon the occurrence of certain concurrent events, including the launch of a second non-Teikoku generic equivalent to Lidoderm®, excluding Endo’s authorized generic of Lidoderm®.
Grünenthal GMBH (Grünenthal)
Pursuant to the terms of EPI's December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), which has previously been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, EPI's payments to Grünenthal during the six months ended June 30, 2014 and 2013 totaled $16.1 million and $17.1 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.

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
In view of the inherent difficulty of predicting the outcome of these various claims, legal proceedings and governmental investigations, particularly where there are many claimants, each with their own unique circumstances that give rise to their alleged claims, seeking indeterminate damages, and given the various stages of our proceedings, we and our subsidiaries are unable to predict the outcome of certain of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss for these matters. Accordingly, there are certain claims, legal proceedings and governmental investigations listed below in which we and certain of our subsidiaries are involved where a loss is reasonably possible in future periods and for which we have not accrued a related liability. In addition, it is reasonably possible that a future loss could exceed the related accrued liability and could have a material adverse effect on our current and future financial position, results of operations and cash flows.
As of June 30, 2014, the Company's reserve for loss contingencies totaled approximately $1.20 billion, the majority of which is related to the Company's product liability accrual for all known pending and estimated future claims related to vaginal mesh cases. The increase in our reserve reflects management’s ongoing assessment of our entire product liability portfolio, including the vaginal mesh cases, the status of the Company’s ongoing settlement discussions related to the remaining cases included in the vaginal mesh litigation, the complex nature of this type of litigation and the inherent uncertainty as to the costs of resolving the remainder of the mesh litigation.
As of June 30, 2014, the Company's product liability accrual for vaginal mesh cases totaled $1.17 billion for all known pending and estimated future claims related to vaginal mesh cases. The expense related to this accrual during the six months ended June 30, 2014 was $658.1 million, which was recorded in our Condensed Consolidated Statements of Operations as Litigation-related and other contingencies, net. Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In most product liability litigations of this nature, plaintiffs allege a wide variety of claims, ranging from allegations of serious injury caused by the products to efforts to obtain compensation notwithstanding the absence of any significant injury. Given the wide range of alleged injuries and the early stage of this litigation, as evidenced in part by the fact that AMS has not yet received or had the opportunity to review complete information regarding all plaintiffs and their medical conditions, the Company and AMS are unable to fully evaluate the remaining claims at this time.
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
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, Scotland, and the UK alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of July 29, 2014, approximately 25,000 filed mesh cases are currently pending against AMS and/or the Company or certain of its subsidiaries, some of which may have been filed on behalf of multiple plaintiffs, and a minority of which seek class action certification. In addition, other cases have been served upon AMS pursuant to a tolling agreement order issued in the MDL in May 2013. Any complaint properly served on AMS from the effective date of that order on May 15, 2013 through October 1, 2013, and ultimately filed with the court by February 14, 2014 is deemed filed as of the service date. Some of these cases served pursuant to the tolling agreement have been timely filed with the court. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. The Company cannot predict the ultimate number of cases to be filed against it with certainty and we expect that more cases may be filed in subsequent periods.
On June 14, 2013, AMS and certain plaintiffs' counsel representing mesh-related product liability claimants entered into a definitive Master Settlement Agreement (the June 2013 MSA) regarding a set inventory of filed and unfiled mesh cases handled or controlled by the participating counsel. The June 2013 MSA was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or AMS. Under the terms of the June 2013 MSA, AMS paid $54.5 million in July 2013 into a settlement fund held in escrow by a mutually agreed upon escrow agent. The June 2013 MSA establishes a claims administration process that includes guidelines and procedures for administering the settlement. Distribution of funds to any individual is conditioned upon a full release and a dismissal with prejudice of the entire action or claim as to all AMS parties and affiliates. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel. The Company has agreed with plaintiffs’ counsel involved in this settlement that a sufficient number of releases have been submitted to permit the parties to proceed with a distribution of funds from the escrow. Accordingly, approximately $43.0 million was released from the escrow fund during the fourth quarter of 2013. Following the receipt of certain additional releases, approximately $3.1 million was released from the escrow fund during the first quarter of 2014. The remaining $8.4 million is expected to be released in August, 2014.
On April 30, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants entered into various agreements in principle regarding settling up to approximately 20,000 filed and unfiled mesh claims handled or controlled by the participating counsel, which are separate and distinct from the counsel participating in the June 14, 2013 Master Settlement Agreement described above. These agreements in principle were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. Under the terms of these agreements, AMS has agreed to pay up to an aggregate total of $830.0 million. On June 12, 2014, AMS agreed to resolve approximately 1,700 additional mesh claims as part of the inventory of one of the plaintiffs’ counsel with whom an agreement in principle was announced on April 30, 2014. In addition, in July 2014, AMS entered into an agreement in principle to resolve a certain inventory of mesh claims handled or controlled by another plaintiffs’ counsel for a total additional commitment of $22.0 million. As with prior settlements, this agreement was entered into solely by way of compromise and settlement and was not in any way an admission of liability or fault by the Company or AMS. Including the settlements entered into during 2014, AMS has agreed to make future payments up to a total of approximately $920.0 million. Of the amounts settled prior to June 30, 2014, approximately $850 million is expected to be paid by June 30, 2015 and is classified as Accrued expenses in the June 30, 2014 Condensed Consolidated Balance Sheet, with the remainder to be paid over time.
All of these settlements, including the additional approximately 1,700 claims and the claims subject to the July 2014 agreement in principle, are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. An essential element of these settlements will be participation by the vast majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. To the extent fewer than all claims participate, the total settlement payment will be reduced by an agreed-upon amount for each such non-participating claim.
Distribution of funds to any individual claimant is conditioned upon a full release and a dismissal of the entire action or claim as to all AMS parties and affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement must be kept confidential by all parties and their counsel.
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
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of July 29, 2014, approximately 600 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest Pharmaceuticals and/or the Company.
The Company and its subsidiaries have reached an agreement in principle with certain plaintiffs’ counsel in an effort to reach resolution of substantially all of the pending MCP cases. The agreement in principle was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or any of its subsidiaries. An essential element of these settlements will be participation by the vast majority of plaintiffs involved in pending litigation. If certain participation thresholds are not met, the Company will have the right to terminate the agreements.
Distribution of funds to any individual plaintiff will be conditioned upon, among other things a full release and a dismissal with prejudice of the entire action or claim as to the Company and/or each of its subsidiaries. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating plaintiffs, claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel. The cost of this settlement has been incorporated into the increase in our product liability reserve.
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit affirmed the dismissal of the cases that had been pending as part of a consolidated appeal. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being pursued. A coordinated proceeding was formed in Los Angeles. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of July 29, 2014, approximately 40 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest Pharmaceuticals and/or the Company.
Testosterone Cases. EPI, and in certain cases the Company or certain of its subsidiaries, along with other pharmaceutical manufacturers, has been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel. Plaintiffs in these suits allege various personal injuries including pulmonary embolism, stroke, and other vascular and/or cardiac injuries. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No.2545. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against the Company or EPI, but EPI intends to contest the litigation vigorously and to explore all options as appropriate in the best interests of EPI and the Company. As of July 29, 2014, approximately 5 cases are currently pending against EPI, including a class action complaint filed in Canada.
Department of Health and Human Services Subpoena and Related Matters
As previously reported, in January 2007 and April 2011, the Company received subpoenas issued by the Office of the Inspector General of the Department of Health and Human Services (HHS-OIG) and the United States Department of Justice (DOJ), respectively. The subpoenas requested documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. As previously reported, the Company resolved potential claims of the federal government and numerous states related to potential claims regarding the sale, marketing and promotion of Lidoderm®.
In September 2013, the State of Louisiana filed a Petition for Civil Penalties and Damages against the Company and its subsidiary, EPI in the Nineteenth Judicial District for the Parish of East Baton Rouge alleging that EPI and the Company engaged in unlawful marketing of Lidoderm® in the State of Louisiana. See State of Louisiana v. Endo Pharmaceuticals, Inc. et al., C624672 (19th Jud. Dist. La.). The State seeks civil fines, civil monetary penalties, damages, injunctive relief, attorneys' fees and costs under various causes of action. Without admitting liability or wrongdoing, in February 2014, EPI and the State of Louisiana reached an agreement to resolve this case for a total of $1.4 million plus attorney's fees. The case was dismissed on July 1, 2014.
As previously reported, EPI is in the process of responding to a Civil Investigative Demand issued by the State of Texas relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® in Texas. EPI and the Company are cooperating with the State’s investigation. At this time, the Company cannot predict or determine the outcome of this matter but will explore all options as appropriate in the best interests of EPI and the Company.
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
Opioid-Related Litigations, Subpoenas and Document Requests
In March 2013, the Company received an Investigative Subpoena from the Corporation Counsel for the City of Chicago seeking documents and information regarding the sales and marketing of opioids, including Opana®. Following discussion with the Company, in May 2013, the Corporation Counsel for the city of Chicago served the Company with a revised Investigative Subpoena seeking the same documents and information. In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including the Company, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. On June 12, 2014, the case was removed to the United States District Court for the Northern District of Illinois. Plaintiffs initially moved to remand the case to state court but, on July 8, 2014, withdrew their motion to remand. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), an injunction, and attorneys’ fees and costs.
In May 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including the Company. The complaint was amended on June 9, 2014, to include allegations against EPI, among other changes. The amended complaint asserts violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including Opana®. On July 14, 2014, the case was removed to the United States District Court for the Central District of California. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, and attorneys’ fees and costs.
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
The Company is cooperating with the State of New York Office of Attorney General and the Office of the United States Attorney for the Eastern District of Pennsylvania in their respective investigations. With respect to both the litigations brought on behalf of the City of Chicago and the People of the State of California, the Company intends to contest those matters vigorously and to explore all options as appropriate in the best interests of the Company. At this time, the Company cannot predict the outcome of these investigations or litigations or reasonably estimate the amount or range of amounts of fines and penalties restitution, or other type of relief, if any, that might result from any adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
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
On June 13, 2014, pursuant to a case management order entered by Judge Orrick, the direct and indirect purchasers each filed consolidated amended class complaints. In addition, one indirect purchaser filed a separate complaint. Defendants recently filed motions to dismiss each of the operative complaints, and we expect to receive responses from plaintiffs in the near term. However, we cannot predict the timing or outcome of any of this litigation, or whether any additional litigation will be brought against the Company or EPI.
Multiple direct and indirect purchasers of Opana® ER have filed cases against EHSI, EPI, Penwest Pharmaceuticals Co., and Impax Laboratories Inc. in multiple federal courts. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to Opana® ER and EPI’s introduction of the re-formulation of Opana® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees, and some allege that they will seek to represent classes of direct and indirect purchasers of Opana® ER. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or EPI.
At this time, the Company cannot predict the outcome of either the antitrust litigation involving Opana® or Lidoderm® or reasonably estimate the amount or range of amounts of fines, penalties, restitution, or other type of relief, if any, that might result from any adverse outcome, but the Company intends to contest the litigation vigorously and to explore all options as appropriate in the best interests of EPI and the Company.
On February 25, 2014, the Company's subsidiary, EPI received a Civil Investigative Demand (the February 25 CID) from the United States Federal Trade Commission (the FTC). The FTC issued a second Civil Investigative Demand to EPI on March 25, 2014 (the March 25 CID). The February 25 CID requests documents and information concerning EPI's Settlement Agreements with Actavis and Impax settling the Opana® ER patent litigation, EPI's Development and Co-Promotion Agreement with Impax, and its Settlement Agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. The March 25 CID requests documents and information concerning EPI's acquisition of U.S. Patent No. 7,852,482 (the '482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of Opana® ER. EPI intends to fully cooperate with the FTC's investigation. At this time, EPI cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome but will explore all options as appropriate in the best interests of EPI and the Company.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson was exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until May 1, 2014. EPI received an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during its period of exclusivity. During the three and six months ended June 30, 2014, we recorded Watson royalty income of $13.1 million and $51.3 million, respectively, which is included in Other revenues in our Condensed Consolidated Statements of Operations.

As of June 30, 2014, there is no remaining liability associated with our Patent litigation settlement and, during the six months ended June 30, 2014, there was no related activity recorded in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2013, the net impact of the Watson Settlement Agreement recorded in Other income, net consisted of the amounts shown below (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Litigation settlement liability relieved during the quarter	$29,056	$60,988
Cost of product shipped to Watson's wholesaler affiliate	(4,011)	(8,419)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(10,505)	(21,006)
Rebate on product shipped to Watson's wholesaler affiliate	2,005	4,209
Net gain included in Other income, net	$16,545	$35,772
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
In late 2012, two patents (US Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz Inc., Roxane Laboratories, and Ranbaxy. Those suits allege infringement of US Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. In June 2014, Mallinckrodt LLC was granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On October 18, 2013, EPI dismissed its suit against Sandoz Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On December 18, 2013, EPI dismissed its suit against Mallinckrodt LLC based on a settlement allowing Mallinckrodt LLC to launch its non-crush-resistant formulation of Opana ER in October 2017, under certain circumstances. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied the Company's motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. A hearing on the appeal was heard January 9, 2014. On March 31, 2014, the Court of Appeals for the Federal Circuit vacated and remanded the district court ruling. The case will return to the district court for further proceedings.
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

Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and either have expired or will expire by 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed. A trial in this case was held starting November 12, 2013. On January 28, 2014, the U.S. District Court for the District of Delaware issued a decision upholding the validity and infringement by Mylan of U.S. Patent No. 5,464,864. After the District court decision, Mylan moved to enforce a purported settlement entered into by the parties. A hearing was held in the U.S. District Court for the District of Delaware on March 18, 2014. As a result of that hearing, the court vacated the earlier decision, and held that Mylan and EPI settled the Frova litigation. The terms of that settlement allow Mylan to sell Mylan’s generic frovatriptan succinate 2.5 mg tablets not earlier than four weeks prior to the expiration of U.S. Patent 5,464,864. The Company has appealed this decision.
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
NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income for the three months ended June 30, 2014 and 2013, (in thousands):

	Three Months Ended June 30,
	2014			2013
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gains (losses) arising during the period	$2,352	$(318)	$2,034	$(521)	$194	$(327)
Less: reclassification adjustments for (gains) losses realized in net income	—	—	—	—	—	—
Net unrealized gains (losses)	2,352	(318)	2,034	(521)	194	(327)
Foreign currency translation gain	44,404	(11)	44,393	191	20	211
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—	—	—	441	(158)	283
Less: reclassification adjustments for cash flow hedges settled and included in net income	—	—	—	196	(70)	126
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	—	—	—	637	(228)	409
Other comprehensive income	$46,756	$(329)	$46,427	$307	$(14)	$293

The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, (in thousands):

	Six Months Ended June 30,
	2014			2013
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain on securities:
Unrealized gains arising during the period	$1,795	$(101)	$1,694	$272	$(102)	$170
Less: reclassification adjustments for (gains) losses realized in net (loss) income	—	—	—	—	—	—
Net unrealized gains	1,795	(101)	1,694	272	(102)	170
Foreign currency translation gain (loss)	49,484	(14)	49,470	(2,985)	16	(2,969)
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—	—	—	832	(299)	533
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	—	—	—	304	(109)	195
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	—	—	—	1,136	(408)	728
Other comprehensive income (loss)	$51,279	$(115)	$51,164	$(1,577)	$(494)	$(2,071)
Reclassifications adjustments out of Other comprehensive income (loss) are reflected in our Condensed Consolidated Statements of Operations as Other income, net.
The following is a summary of the accumulated balances related to each component of Other comprehensive income (loss), net of taxes, at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Net unrealized gains	$2,292	$598
Foreign currency translation gain (loss)	46,219	(5,193)
Fair value adjustment on derivatives designated as cash flow hedges	(320)	(320)
Accumulated other comprehensive income (loss)	$48,191	$(4,915)

NOTE 14. SHAREHOLDERS’ EQUITY
Changes in Shareholders' Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the six months ended June 30, 2014 (dollars in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2014	$526,018	$59,198	$585,216
Net (loss) income	(415,752)	2,860	(412,892)
Other comprehensive income (loss)	53,106	(1,942)	51,164
Compensation related to share-based awards	14,376	—	14,376
Tax withholding for restricted shares	(22,803)	—	(22,803)
Exercise of options	31,616	—	31,616
Distributions to noncontrolling interests	—	(6,144)	(6,144)
Buy-out of noncontrolling interests, net of contributions	—	(82)	(82)
Addition of Paladin noncontrolling interests due to acquisition	—	40,600	40,600
Removal of HealthTronics, Inc. noncontrolling interests due to disposition	—	(57,359)	(57,359)
Ordinary shares issued in connection with the Paladin acquisition	2,844,279	—	2,844,279
Repurchase of convertible senior subordinated notes due 2015	(309,737)	—	(309,737)
Settlement of common stock warrants	(242,192)	—	(242,192)
Settlement of the hedge on convertible senior subordinated notes due 2015	302,113	—	302,113
Other	26,465	—	26,465
Shareholders’ equity at June 30, 2014	$2,807,489	$37,131	$2,844,620
As part of the reorganization upon consummation of the Paladin acquisition, EHSI Common stock and Treasury stock in the amounts of $1.5 million and $763.1 million, respectively, were retired and reclassified into Additional paid-in capital.
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the six months ended June 30, 2013 (dollars in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2013	$1,072,856	$60,350	$1,133,206
Net income	50,348	24,366	74,714
Other comprehensive loss	(2,071)	—	(2,071)
Compensation related to share-based awards	22,753	—	22,753
Tax withholding for restricted shares	(7,624)	—	(7,624)
Exercise of options	52,483	—	52,483
Ordinary shares issued from treasury, net of ordinary shares purchased	2,803	—	2,803
Distributions to noncontrolling interests	—	(24,349)	(24,349)
Buy-out of noncontrolling interests, net of contributions	—	(1,762)	(1,762)
Other	1,392	—	1,392
Shareholders’ equity at June 30, 2013	$1,192,940	$58,605	$1,251,545
Share-Based Compensation
The Company recognized share-based compensation expense of $6.8 million and $14.4 million during the three and six months ended June 30, 2014, respectively, compared to $7.4 million and $22.8 million during the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards and options amounted to $68.7 million.

NOTE 15. COST OF REVENUES
The components of Cost of revenues for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net pharmaceutical product sales	$303,446	$234,553	$516,095	$451,820
Cost of device revenues	42,293	38,860	81,605	75,974
Total cost of revenues	$345,739	$273,413	$597,700	$527,794
NOTE 16. OTHER INCOME, NET
The components of Other income, net for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Watson litigation settlement income, net	$—	$(16,545)	$—	$(35,772)
Other (income) expense, net	(6,828)	(155)	(12,860)	803
Other income, net	$(6,828)	$(16,700)	$(12,860)	$(34,969)
See Note 12. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 17. INCOME TAXES
During the three months ended June 30, 2014, we recognized an income tax expense of $15.6 million on $39.1 million of income from continuing operations before income tax, compared to $29.0 million of tax expense on $70.8 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 39.8% in expense on the current period income from continuing operations before income tax during the three months ended June 30, 2014, compared to an effective income tax rate of 41.0% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax expense for the current period is primarily related to income from continuing operations before income tax for the current period as well as limitations on the amount of loss that can be recognized on a year-to-date basis. Tax expense for the comparable 2013 period is primarily related to income from continuing operations before income tax for the period.
During the six months ended June 30, 2014, we recognized an income tax benefit of $199.8 million on $615.0 million of loss from continuing operations before income tax, compared to $38.3 million of tax expense on $101.7 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 32.5% in benefit on the current period loss from continuing operations before income tax during the six months ended June 30, 2014, compared to an effective income tax rate of 37.6% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to a loss from continuing operations before income tax, primarily resulting from mesh-related charges, and tax synergies from the Paladin acquisition. Income from continuing operations before income tax was the primary generator of tax expense in the comparable prior period.

NOTE 18. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$23,554	$41,749	$(415,143)	$63,402
Less: Net (loss) income from continuing operations attributable to noncontrolling interests	(774)	—	(674)	—
Income (loss) from continuing operations attributable to Endo International plc ordinary shareholders	24,328	41,749	(414,469)	63,402
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(3,168)	(6,750)	(1,283)	(13,054)
Net income (loss) attributable to Endo International plc ordinary shareholders	$21,160	$34,999	$(415,752)	$50,348
Denominator:
For basic per share data—weighted average shares	152,368	112,531	140,252	111,873
Dilutive effect of ordinary share equivalents	2,282	2,251	—	2,102
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	8,719	2,439	—	1,230
For diluted per share data—weighted average shares	163,369	117,221	140,252	115,205
Basic net income (loss) per share data is computed based on the weighted average number of ordinary shares outstanding during the period. Diluted income (loss) per share data is computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations attributable to Endo International plc ordinary shareholders during the period, the dilutive impact of ordinary share equivalents outstanding during the period. Ordinary share equivalents are measured under the treasury stock method.
Stock options and stock awards of 0.8 million and 2.6 million were excluded from the diluted share calculation for the three months ended June 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the six months ended June 30, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position. However, if the Company was not in a loss position, stock options and stock awards of 0.6 million would have been excluded from the diluted share calculation for the six months ended June 30, 2014 because their effect would have been anti-dilutive. Stock options and stock awards of 4.2 million were excluded from the diluted share calculation for the six months ended June 30, 2013 because their effect would have been anti-dilutive.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 are only included in the dilutive net income (loss) per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 4.8 million at June 30, 2014.
The maximum incremental potential dilution of shares that could have occurred if our Convertible Notes and warrants were converted to ordinary shares was 9.5 million shares and 24.8 million shares for the six months ended June 30, 2014 and 2013, respectively. These amounts were excluded from the diluted net income (loss) per share calculations for those respective periods.

NOTE 19. SUBSEQUENT EVENTS
1.75% Convertible Senior Subordinated Notes Due 2015
In July 2014, the Company completed the repurchase of approximately $40.0 million of aggregate principal amount of its 1.75% Convertible Senior Subordinated Notes Due 2015, paid related accrued interest and settled a proportionate amount of the associated warrants and call options. The related net consideration paid by the Company consisted of net cash payments of $27.2 million and the transfer of approximately 0.8 million shares.
Grupo Farmacéutico Somar Acquisition
On April 29, 2014, the Company, together with its Endo Netherlands B.V. subsidiary (Endo Dutch B.V.), entered into an agreement (the Somar Agreement) to purchase the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $268.8 million in cash consideration, subject to a customary post-closing net working capital adjustment. On July 24, 2014, the Company completed the Somar acquisition. Somar generated revenues of approximately $100.0 million in 2013.
Board of Director Appointment
On July 29, 2014, the Registrant appointed Shane M. Cooke as a director of its Board of Directors, effective immediately. Mr. Cooke will be a member of the Registrant's Audit Committee and Transactions Committee.

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
EXECUTIVE SUMMARY
The following key events and transactions occurred during the six months ended June 30, 2014 as discussed in further detail in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q:

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

•
On December 28, 2013, the Board of Directors of EHSI approved a plan to sell its HealthTronics business. On January 8, 2014, EHSI entered into a definitive agreement to sell its HealthTronics business and closed the sale on February 3, 2014.

•
On November 5, 2013, EHSI announced that it had reached a definitive arrangement agreement to acquire Paladin in a stock and cash transaction. The Paladin acquisition closed on February 28, 2014 for total consideration of $2.9 billion.

•
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

•
On February 28, 2014, upon the closing of the Paladin acquisition, the Company entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced the Company’s existing credit facility. The credit facility consists of a five-year senior secured Term Loan A facility of $1.1 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million.

•
On March 6, 2014, the Company announced that the FDA had approved AveedTM, an injection for the treatment of hypogonadism (commonly known as Low-T) in adult men, which is associated with a deficiency or absence of the male hormone testosterone. It became available in early March. AveedTM is approved with a Risk Evaluation and Mitigation System (REMS) requiring prescriber education and certification as well as restricted product distribution.

•
On March 7, 2014, the Company announced that it had appointed Susan Hall, Ph.D. to the position of Executive Vice President, Chief Scientific Officer and Global Head of Research & Development and Quality, effective March 10, 2014. Dr. Hall is based in Dublin, Ireland at Endo's new global corporate headquarters. Dr. Hall replaced Dr. Ivan P. Gergel, who resigned from his position as Executive Vice President, Research & Development and Chief Scientific Officer of the Company.

•
On April 14, 2014, our AMS subsidiary received a Warning Letter from the FDA, dated April 10, 2014. The Warning Letter relates to the same matters as identified in the previously reported Form 483 Notice. The letter states that the corrective actions which AMS reviewed with the FDA on March 20, 2014 appear to be adequate, but it goes on to state that many of the actions have not yet been completed and will need to be validated in a follow-up inspection. AMS responded to the Warning Letter on April 25, 2014 and is continuing to implement its corrective action plan as agreed with the FDA. AMS is committed and expects to continue to make significant progress during the remainder of 2014, with completion of the proposed corrective actions expected to occur by the end of 2015.

•
On April 24, 2014, the Company announced that it had acquired worldwide rights to Sumavel® DosePro® (sumatriptan injection) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. The Company acquired the product for an upfront payment of $89.7 million, with additional cash payments to be made by the Company based on the achievement of certain commercial milestones. In addition, the Company assumed an existing third-party royalty obligation on net sales. Sumavel® DosePro® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches. The Company closed this acquisition on May 19, 2014.

•
On April 29, 2014, the Company, together with its Endo Netherlands B.V. subsidiary, entered into an agreement to purchase the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $268.8 million in cash consideration, subject to a customary post-closing net working capital adjustment. On July 24, 2014, the Company completed the Somar acquisition. Somar generated revenues of approximately $100.0 million in 2013.

•
On April 30, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants entered into various agreements in principle regarding settling up to approximately 20,000 filed and unfiled mesh claims handled or controlled by the participating counsel. On June 12, 2014, AMS agreed to resolve an additional approximately 1,700 mesh claims as part of the inventory of one of the plaintiffs’ counsel with whom an agreement in principle was announced on April 30, 2014. In addition, in July 2014, AMS entered into an agreement in principle to resolve a certain inventory of mesh claims handled or controlled by another plaintiffs’ counsel for a total commitment of $22.0 million.

•
In May 2014, the Company completed the repurchase of approximately $240.7 million aggregate principal amount of its 1.75% Convertible Senior Subordinated Notes Due 2015 and a proportionate amount of the associated warrants and call options, for cash consideration of approximately $488.4 million, including accrued interest. After giving effect to this transaction, the remaining outstanding principal amount of these notes was approximately $138.8 million.

•
On June 2, 2014, the Company completed the sale of its branded pharmaceutical drug discovery platform to Asana BioSciences, LLC, an independent member of the Amneal Alliance of Companies. The deal includes an upfront payment as well as milestones on the achievement of certain development objectives. The sale includes multiple early-stage drug discovery and development candidates in a variety of therapeutic areas, including oncology, pain and inflammation, among others.

•
On June 24, 2014, the Company's Generics International (US), Inc. subsidiary entered into a definitive agreement to acquire DAVA Pharmaceuticals, Inc. (DAVA), a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey, for $575.0 million in cash consideration, with additional cash consideration of up to $25.0 million contingent on the achievement of certain sales milestones. DAVA’s strategically-focused generics portfolio includes thirteen on-market products in a variety of therapeutic categories. The transaction is subject to requisite regulatory approvals and customary closing conditions, and is expected to be completed in the third quarter of 2014.

•
During the second quarter of 2014, the Company entered into an indenture, dated as of June 30, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, pursuant to which the Company issued $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes). Endo issued the 2023 Notes for general corporate purposes, which may include acquisitions, including the acquisition of DAVA.

•
On July 7, 2014, the Company and BioDelivery Sciences International, Inc. (BioDelivery) announced positive top-line results from its pivotal Phase III efficacy study of BEMA® buprenorphine in opioid-experienced patients. These results triggered a $10.0 million milestone payment from the Company to BioDelivery per its licensing agreement, which was included in Research and development expense in the second quarter.

•
During the second quarter of 2014, the Company determined that U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo shareholders’ exchange of EHSI common stock for Endo plc ordinary shares in the merger (Endo Share Exchange).  This determination is based on various factors described in the registration statement, including the upward movement of the Endo stock price following signing of the arrangement agreement and the aggregate estimated tax basis of the Endo shareholders in the Endo common stock at the time of the Endo Share Exchange.  Due to these factors the conditions necessary to prevent the application of Section 367(a) to the merger were not satisfied, and, as a result, the Endo Share Exchange will be a taxable transaction for U.S. federal income tax purposes effective February 28, 2014 whereby U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo Share Exchange. With respect to each U.S. shareholder, such gain will generally equal the excess of the fair market value of the Endo plc ordinary shares received over such holder’s adjusted tax basis in the shares of Endo common stock exchanged therefor. The Company has accrued approximately $55.3 million of expense related to the reimbursement of director's and certain employees' excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

•
On July 29, 2014, the Registrant appointed Shane M. Cooke as a director of its Board of Directors, effective immediately. Mr. Cooke will be a member of the Registrant's Audit Committee and Transactions Committee.

•
Following an FDA inspection of the tablet manufacturing facility in Huntsville, Alabama, that took place from July 28, 2014 through August 1, 2014, our subsidiary, Qualitest Pharmaceuticals, received a Form 483 Notice of Inspectional Observations dated August 1, 2014, listing observations of the inspector focused on improper adherence to established processes and procedures. Qualitest Pharmaceuticals is currently drafting a comprehensive response to the observations.

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
Consolidated Results Review
Revenues. Revenues for the three months ended June 30, 2014 increased 1% to $718.7 million from the comparable 2013 period while revenues for the six months ended June 30, 2014 decreased 4% to $1.3 billion from the comparable 2013 period. During the three months ended June 30, 2014, the revenue increase was primarily attributable to growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin. The increase was partially offset by decreased revenues from our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Lidoderm® revenues related to generic competition. During the six months ended June 30, 2014, the revenue decrease was primarily attributable to decreased revenues from our U.S. Branded Pharmaceuticals segment, which was partially offset by growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin. A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review."
The following table displays our revenues by category and as a percentage of total revenues for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Net pharmaceutical product sales	$577,892	80	$584,303	82	$1,008,852	77	$1,120,047	82
Devices revenues	125,836	18	125,971	18	249,603	19	248,623	18
Other revenues	14,956	2	1,874	—	54,838	4	1,972	—
Total consolidated net revenues*	$718,684	100	$712,148	100	$1,313,293	100	$1,370,642	100

__________

*	Percentages may not add due to rounding.

Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$345,739	48	$273,413	38	$597,700	46	$527,794	39
Selling, general and administrative	171,609	24	244,302	34	398,313	30	471,534	34
Research and development	41,174	6	33,393	5	82,854	6	72,162	5
Litigation-related and other contingencies, net	35,954	5	59,971	8	662,105	50	128,203	9
Asset impairment charges	—	—	2,849	—	—	—	3,949	—
Acquisition-related and integration items	19,618	3	1,825	—	64,887	5	2,383	—
Total costs and expenses*	$614,094	85	$615,753	86	$1,805,859	138	$1,206,025	88

__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and six months ended June 30, 2014 increased 26% to $345.7 million and 13% to $597.7 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to increased intangible amortization and other costs as a result of the acquisitions of Paladin, Boca and Sumavel and increased variable costs as a result of growth in generic pharmaceutical product sales. These increases were partially offset by a decrease in costs related to a decline in pharmaceutical product sales. Gross margins for the three months ended June 30, 2014 decreased to 52% from 62% in the comparable 2013 period. Gross margins for the six months ended June 30, 2014 decreased to 54% from 61% in the comparable 2013 period. These decreases were primarily attributable to growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical product sales.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2014 decreased 30% to $171.6 million and 16% to $398.3 million, respectively, from the comparable 2013 periods. These decreases were primarily attributable to cost savings resulting from ongoing cost reduction initiatives and a decrease in severance expense related to the June 2013 restructuring initiative, partially offset by $55.3 million in expense for the reimbursement of director's and certain employee's excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code. These liabilities resulted from the shareholder gain from the merger between Endo and Paladin.
Research and development expenses. Research and development (R&D) expenses for the three and six months ended June 30, 2014 increased 23% to $41.2 million and 15% to $82.9 million, respectively, from the comparable 2013 periods. These increases were primarily driven by $10.0 million of milestone charges incurred during each of the first and second quarters of 2014 related to the achievement of certain BEMA® buprenorphine clinical milestones and an increase in expenses related to generic pharmaceutical products, partially offset by decreases to branded pharmaceutical product expenses as we focused our efforts on key products in development.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three and six months ended June 30, 2014 totaled $36.0 million and $662.1 million, respectively, compared to $60.0 million and $128.2 million, respectively, in the comparable 2013 period. These amounts relate to charges associated with certain of the legal proceedings and other contingent matters that are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset impairment charges. There were no Asset impairment charges for the three and six months ended June 30, 2014 compared to $2.8 million and $3.9 million, respectively, in the comparable 2013 periods.
Acquisition-related and integration items. Acquisition-related and integration items for the three and six months ended June 30, 2014 totaled $19.6 million in expense and $64.9 million in expense, respectively, compared to $1.8 million in expense and $2.4 million in expense, respectively, in the comparable 2013 periods. These increases were primarily due to costs associated with our acquisitions of Paladin and Boca, which closed during the first quarter of 2014, as well as Sumavel, which closed during the second quarter of 2014.

Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$53,483	$42,951	$107,661	$87,243
Interest income	(1,302)	(617)	(2,082)	(633)
Interest expense, net	$52,181	$42,334	$105,579	$86,610
Interest expense for the three and six months ended June 30, 2014 totaled $53.5 million and $107.7 million, respectively, compared to $43.0 million and $87.2 million, respectively, in the comparable 2013 periods. These increases were primarily due to increases in our average total indebtedness to $4.2 billion during the three months ended June 30, 2014 from $3.1 billion in the comparable 2013 period and to $4.1 billion during the six months ended June 30, 2014 from $3.1 billion in the comparable 2013 period.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $20.1 million and $29.7 million during the three and six months ended June 30, 2014, respectively, compared to zero and $11.3 million, respectively, in the comparable 2013 periods. The increase during the three months ended June 30, 2014 was primarily due to costs of $14.8 million incurred when the Company repurchased approximately $240.7 million aggregate principal amount of its 1.75% Convertible Senior Subordinated Notes Due 2015 and settled a proportionate amount of the associated warrants and call options. These costs represented the difference between the fair value of the repurchased debt component and its carrying amount, as well as third-party costs related to the transaction. The increase during the six months ended June 30, 2014 was primarily due to costs incurred as part of the 1.75% Convertible Senior Subordinated Notes settlement mentioned above and due to debt issuance costs of $9.6 million being charged to expense when we entered into a new credit facility in the first quarter of 2014.
Other income, net. Other income, net totaled $6.8 million of income and $12.9 million of income during the three and six months ended June 30, 2014, respectively, compared to $16.7 million of income and $35.0 million of income, respectively, in the comparable 2013 periods. Approximately $16.5 million and $35.8 million of income was recognized and included in Other income, net during the three and six months ended June 30, 2013, respectively, related to the Watson Settlement Agreement, which did not reoccur in 2014. For a complete description of the accounting for the Watson Settlement Agreement, see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Income tax. During the three months ended June 30, 2014, we recognized an income tax expense of $15.6 million on $39.1 million of income from continuing operations before income tax, compared to $29.0 million of tax expense on $70.8 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 39.8% in expense on the current period income from continuing operations before income tax during the three months ended June 30, 2014, compared to an effective income tax rate of 41.0% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax expense for the current period is primarily related to income from continuing operations before income tax for the current period as well as limitations on the amount of loss that can be recognized on a year-to-date basis. Tax expense for the comparable 2013 period is primarily related to income from continuing operations before income tax for the period.
During the six months ended June 30, 2014, we recognized an income tax benefit of $199.8 million on $615.0 million of loss from continuing operations before income tax, compared to $38.3 million of tax expense on $101.7 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 32.5% in benefit on the current period loss from continuing operations before income tax during the six months ended June 30, 2014, compared to an effective income tax rate of 37.6% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to a loss from continuing operations before income tax, primarily resulting from mesh-related charges, and tax synergies from the Paladin acquisition. Income from continuing operations before income tax was the primary generator of tax expense in the comparable prior period.
Discontinued operations, net of tax. As a result of the Company's decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $3.2 million of loss and $2.3 million of income, net of tax, for the three and six months ended June 30, 2014 compared to $6.4 million of income and $11.3 million of income, net of tax, during the comparable 2013 period.
The decrease in Discontinued operations, net of tax was mainly related to a partial period of HealthTronics results during the six months ended June 30, 2014, with no ongoing business operations during the three months ended June 30, 2014, as the HealthTronics business was sold on February 3, 2014. This compared to a full period in each of the comparable 2013 periods.

Net (loss) income attributable to noncontrolling interests. The Company, through Paladin and its subsidiaries, owns majority controlling interests in certain entities. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations where HealthTronics, Inc., as the general partner or managing member, exercised effective control. Accordingly, in accordance with the accounting consolidation principles, we consolidate various entities which neither we nor our subsidiaries own 100%. Net (loss) income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. Net (loss) income attributable to noncontrolling interests totaled $0.8 million of loss and $2.9 million of income during the three and six months ended June 30, 2014, respectively, compared to $13.1 million of income and $24.4 million of income, respectively, in the comparable 2013 periods. These fluctuations from 2013 related primarily to a partial period of HealthTronics results during the six months ended June 30, 2014, with no ongoing business operations during the three months ended June 30, 2014, as the HealthTronics business was sold on February 3, 2014. This compared to a full period in each of the comparable 2013 periods.
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
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as income (loss) from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
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
There are limitations to using financial measures such as adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) from continuing operations before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations.
For a description of each of our reportable segments, refer to Note 6. Segment Results in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$248,547	$415,647	$482,712	$773,236
U.S. Generic Pharmaceuticals	272,213	170,530	484,068	348,783
Devices (1)	125,836	125,971	249,603	248,623
International Pharmaceuticals (2)	72,088	—	96,910	—
Total net revenues to external customers	$718,684	$712,148	$1,313,293	$1,370,642
__________

(1)	The following table displays our Devices segment revenue by geography (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Devices:
United States	$79,642	$79,240	$157,101	$157,607
International	46,194	46,731	92,502	91,016
Total Devices revenues	$125,836	$125,971	$249,603	$248,623

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada and South Africa.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Lidoderm®	$43,002	$229,656	$76,082	$416,680
Opana® ER	54,109	57,951	101,062	114,278
Voltaren® Gel	45,797	42,783	83,356	78,893
Percocet®	31,543	25,950	60,523	52,568
Other brands	74,096	59,307	161,689	110,817
Total U.S. Branded Pharmaceuticals*	$248,547	$415,647	$482,712	$773,236

__________

*	Percentages may not add due to rounding.
Lidoderm®
Net sales of Lidoderm® for the three and six months ended June 30, 2014 decreased 81% to $43.0 million and 82% to $76.1 million, respectively, from the comparable 2013 periods. Net sales were negatively impacted by the September 16, 2013 launch of Actavis's lidocaine patch 5%, a generic version of Lidoderm®. In May 2014, the Company's U.S. Generic Pharmaceuticals segment launched its authorized generic of Lidoderm®.
Opana® ER
Net Sales of Opana® ER for the three and six months ended June 30, 2014 decreased 7% to $54.1 million and 12% to $101.1 million, respectively, from the comparable 2013 periods. Net sales were negatively impacted as Impax and Actavis launched generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013.
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
Voltaren® Gel
Net Sales of Voltaren® Gel for the three and six months ended June 30, 2014 increased 7% to $45.8 million and 6% to $83.4 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market as early as the second half of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®
Net sales of Percocet® for the three and six months ended June 30, 2014 increased 22% to $31.5 million and 15% to $60.5 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to price increases, partially offset by reduced volumes.
Other brands
Net sales of EPI's other branded products for the three and six months ended June 30, 2014 increased 25% to $74.1 million and 46% to $161.7 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to the increase in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which commenced on September 16, 2013 and ceased in May 2014, upon Endo's launch of its Lidoderm® authorized generic.
U.S. Generic Pharmaceuticals. Net sales of our generic products for the three and six months ended June 30, 2014 increased 60% to $272.2 million and 39% to $484.1 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to the acquisition of Boca, which we acquired on February 3, 2014, and the May 2014 launch of our authorized generic of Lidoderm®. Also contributing to these increases was an increase in demand for generic pain products.
Devices. Revenues from our Devices segment for the three and six months ended June 30, 2014 were consistent with the comparable 2013 periods. Revenue declines in AMS's women's health business during both the three and six months ended June 30, 2014 were generally offset with the combined results of AMS's men's health and BPH lines. The declines in AMS's women's health business relate primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and six months ended June 30, 2014 relate to the revenues of Paladin, which we acquired on February 28, 2014.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$130,416	$236,014	$264,833	$410,421
U.S. Generic Pharmaceuticals	105,234	45,978	179,031	93,090
Devices	37,734	36,047	77,439	67,691
International Pharmaceuticals	22,602	—	31,897	—
Corporate unallocated	(70,246)	(73,649)	(149,437)	(156,666)

U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2014 decreased 45% to $130.4 million and 35% to $264.8 million, respectively, from the comparable 2013 periods. These decreases were primarily attributable to decreased revenues, partially offset by cost reductions realized in connection with the June 2013 restructuring initiative and other cost reduction initiatives.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2014 increased 129% to $105.2 million and 92% to $179.0 million, respectively, from the comparable 2013 periods. During the three and six months ended June 30, 2014, revenues increased and selling, general and administrative expenses decreased, primarily with respect to general and administrative expense. Additionally, gross margins associated with this segment improved, primarily as a result of pricing increases.
Devices. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2014 increased 5% to $37.7 million and 14% to $77.4 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to cost reductions realized in connection with the June 2013 restructuring initiative and other cost reduction initiatives.
International Pharmaceuticals. Adjusted income from continuing operations before income tax from our International Pharmaceuticals segment for the three and six months ended June 30, 2014 related primarily to the results Paladin, which we acquired on February 28, 2014.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three and six months ended June 30, 2014 decreased 5% to $70.2 million and 5% to $149.4 million, respectively, from the comparable 2013 periods. These decreases were primarily attributable to decreased general and administrative and research and development costs, primarily resulting from the June 2013 restructuring initiative and other cost reduction initiatives. The decreases were partially offset by the previously discussed increases in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment adjusted income from continuing operations before income tax:	$295,986	$318,039	$553,200	$571,202
Corporate unallocated costs	(70,246)	(73,649)	(149,437)	(156,666)
Upfront and milestone payments to partners	(10,350)	(5,398)	(21,505)	(7,972)
Asset impairment charges	—	(2,849)	—	(3,949)
Acquisition-related and integration items (1)	(19,618)	(1,825)	(64,887)	(2,383)
Separation benefits and other cost reduction initiatives (2)	(11,463)	(51,562)	(11,740)	(65,256)
Excise tax (3)	4,700	—	(55,300)	—
Amortization of intangible assets	(68,273)	(51,089)	(123,467)	(98,339)
Inventory step-up	(19,144)	—	(22,725)	—
Non-cash interest expense	(3,346)	(5,662)	(9,315)	(11,112)
Loss on extinguishment of debt	(20,089)	—	(29,685)	(11,312)
Watson litigation settlement income, net	—	16,545	—	35,772
Certain litigation-related charges, net (4)	(32,859)	(72,837)	(673,959)	(149,369)
Charge related to the non-recoverability of certain non-trade receivables	(10,000)	—	(10,000)	—
Net gain on sale of certain early-stage drug discovery and development assets	3,850	—	3,850	—
Other income, net	—	1,048	—	1,048
Total consolidated income (loss) from continuing operations before income tax	$39,148	$70,761	$(614,970)	$101,664
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $4.1 million and $9.0 million during the three and six months ended June 30, 2014, respectively, compared to $39.7 million and $41.1 million for the three and six months ended June 30, 2013, respectively. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives. These amounts are partially offset by changes in estimates related to certain cost reduction initiative accruals. Additionally, the amount of separation benefits and other cost reduction initiatives during the three and six months ended June 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations.

(3)
This amount represents charges related to the expense for the reimbursement of director's and certain employee's excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which we had previously estimated to be $60.0 million in the first quarter of 2014.

(4)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and six months ended June 30, 2014 and 2013.

2014 Outlook.
We estimate that our 2014 total revenues will be between $2.72 billion and $2.80 billion. This estimate is based on our expectation of growth for company revenues from our core products and acquisitions. The revenue outlook includes our recent acquisitions of Boca Pharmacal, LLC, Paladin Labs Inc, Sumavel® DosePro® and Grupo Farmacéutico Somar. Gross profit as a percentage of total revenues is expected to decrease when compared to 2013 primarily as a result of the simultaneous growth in lower margin generic pharmaceutical product sales and decline in higher margin branded pharmaceutical sales in 2014. The continued implementation of a lean operating model is expected to lead to a year-over-year decrease in operating expenses. The Company announced a series of cost reduction initiatives in June 2013 as part of the implementation of the new operating model that included a reduction of worldwide headcount, streamlining of general and administrative expenses, optimization of commercial spend and refocusing research and development efforts onto lower-risk projects and higher-return investments. The Company also intends to seek growth both internally and through acquisitions. There can be no assurance that the Company will achieve these results.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $1.0 billion at June 30, 2014 compared to $1.2 billion at December 31, 2013. Working capital at June 30, 2014 includes $65.8 million of restricted cash and cash equivalents which is held to provide certain covered individuals with a payment with respect to the excise tax on the Paladin transaction, so that, on a net after-tax basis, they would be in the same position as if no such excise tax was incurred. In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits, money market accounts and/or investments in guaranteed investment certificates (GICs) with original maturities of less than three months, totaled approximately $1.4 billion at June 30, 2014 compared to $526.6 million at December 31, 2013.
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
We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of EPI's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. To the extent these manufacturers are successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition may cause a decline in future revenue from the affected products. Such revenue declines could have a material adverse effect on our future liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, the Company has recently outlined and implemented strategic, operational and organizational steps to reduce annual operating expenses, execute strategic alternatives for our branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model.

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
Borrowings. Upon closing of the Paladin acquisition on February 28, 2014, the Company entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The prior credit facility was terminated and canceled, with the outstanding indebtedness of $1.4 billion repaid and all liens terminated and released. The credit facility consists of a five-year senior secured Term Loan A facility of $1.1 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million, substantially all of which is available. The credit facility contains an uncommitted expansion provision which permits up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as defined in the credit facility, is less than or equal to 2.75x) of additional revolving or term loan commitments from one or more of the lenders under the credit facility or other lenders.
Under the credit facility, $50.0 million is available for letters of credit and up to $50.0 million is available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the credit facility. The borrowers’ obligations under the credit facility are guaranteed by all of Endo’s direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
The credit facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. To the best of our knowledge, as of June 30, 2014, we are in compliance with all covenants in our credit facility.
As set forth in the credit agreement, borrowings incur interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the credit agreement. For the Term Loan A facility and revolving credit facility, the Company could elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.50% and 2.25% or an Alternate Base Rate (as defined in the credit agreement) plus between 0.50% and 1.25%. For the Term Loan B Facility, the Company could elect to pay interest based on an adjusted LIBOR (with a floor of 0.75%) plus 2.50% or an Alternate Base Rate plus 1.50%. The Company will pay a commitment fee of between 30 to 50 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility.
In addition, in connection with the Paladin transaction, the Company assumed approximately $23.8 million of previously existing debt entered into by Paladin's subsidiary, Litha Healthcare Group Limited.
On June 30, 2014, we issued, through a private placement, $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes) at an issue price of par. Because the notes were not initially registered, the notes were offered only in transactions that were exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the 2023 Notes in the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The 2023 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015. The 2023 Notes will mature on January 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. Endo issued the 2023 Notes for general corporate purposes, which may include acquisitions, including the acquisition of DAVA.

At June 30, 2014, the Company's senior note indebtedness includes senior notes with aggregate principal amounts totaling $2.7 billion, including the New 2022 Notes and the 2023 Notes. These notes mature between 2019 and 2023, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
At June 30, 2014, our indebtedness also includes 1.75% Convertible Senior Subordinated Notes due April 15, 2015. In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest, thereby reducing the outstanding principal amount to approximately $138.8 million.
The Convertible Notes became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013 and the remaining balance of the Convertible Notes remains convertible at June 30, 2014. We are permitted to deliver cash, ordinary shares or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the remaining principal amount of any conversion consideration in cash. Holders of the remaining Convertible Notes may also surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the remaining Convertible Notes as short-term in nature hereafter. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs.
Concurrently with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction we purchased approximately 13.0 million ordinary share call options intended to reduce the potential dilution to our ordinary shares upon conversion of the Convertible Notes by effectively increasing the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our ordinary shares on April 9, 2008 of $24.85 per share. Also, as part of the note hedge transaction, we sold warrants to affiliates of certain of the initial purchasers whereby they had the option to purchase up to approximately 13.0 million of our ordinary shares at an initial strike price of $40.00 per share.
In connection with the May 2014 Convertible Notes repurchase activity, we entered into agreements with the note hedge counterparty to settle a portion of the call options and warrants. In connection with this agreement, we settled call options representing the right to purchase approximately 8.2 million ordinary shares for total cash consideration paid by the counterparty of $302.1 million. The remaining call options, which allow us to purchase up to approximately an additional 4.8 million of our ordinary shares at a strike price of $29.20 per share, expire on April 15, 2015 and must be net-share settled. We also settled approximately 8.2 million of warrants for cash consideration paid by EHSI of $242.2 million. Subsequent to this transaction, the holders of the remaining warrants have the option to purchase up to approximately 4.8 million of our ordinary shares at strike price of $40.00 per share. The remaining warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. The remaining warrants have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise. We continue to evaluate our options with respect to the remaining outstanding Convertible Notes and may elect to repurchase additional Convertible Notes in the future together with a proportionate amount of the associated instruments.
The Convertible Notes are included in the dilutive net income (loss) per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average share price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 4.8 million at June 30, 2014.
In July 2014, the Company completed the repurchase of approximately $40.0 million of aggregate principal amount of its 1.75% Convertible Senior Subordinated Notes Due 2015, paid related accrued interest and settled a proportionate amount of the associated warrants and call options. The related net consideration paid by the Company consisted of net cash payments of $27.2 million and the transfer of approximately 0.8 million shares.

The following table provides the range of shares that would be included in the dilutive net income (loss) per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2014				(1)	Three Months Ended June 30, 2014
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$67.32	$70.86		$74.40	$77.95	$63.52	$66.86		$70.20	$73.55
Impact on dilutive shares:
Convertible notes	7,359	7,641		7,896	8,128	4,905	5,122		5,318	5,497
Warrants	5,276	5,662		6,011	6,329	3,300	3,597		3,866	4,110
	12,635	13,303	(2)	13,907	14,457	8,205	8,719	(3)	9,184	9,607
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

(2)
Represents, for the three months ended March 31, 2014, the amount that would have been included in total diluted shares outstanding of 145.4 million had the Company reported Net income from continuing operations attributable to Endo International plc as opposed to a Net loss from continuing operations attributable to Endo International plc.

(3)	Represents the amount included in total diluted shares outstanding of 163.4 million for the three month period ended June 30, 2014.
As further described in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, on May 6, 2014, the Company announced the settlement of EHSI's private placement offers to exchange any and all of the outstanding unsecured notes issued by Endo Finance LLC and Endo Finco Inc. and guaranteed by Endo Limited and certain of its direct and indirect subsidiaries, and the related solicitations of consents to amend the Existing EHSI Notes and the indentures governing the Existing EHSI Notes.
Working capital. The components of our working capital and our liquidity at June 30, 2014 and December 31, 2013 are below (dollars in thousands):

	June 30, 2014	December 31, 2013
Total current assets	$3,164,777	$2,854,507
Less: total current liabilities	(2,176,235)	(1,696,672)
Working capital	$988,542	$1,157,835
Current ratio	1.5:1	1.7:1
Days sales outstanding	48	45
Working capital decreased by $169.3 million from December 31, 2013 to June 30, 2014. This decrease related primarily to payment of the non-current portion of prior term loans, cash used for the acquisitions of Paladin, Boca and Sumavel, cash used for deferred financing costs, cash used to settle a portion of the warrants and call options associated with our convertible notes and cash used for the purchases of property, plant and equipment. These decreases were partially offset by proceeds from the new term loans and senior notes, cash from the sale of HealthTronics and cash from the exercise of options.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$(52,631)	$117,031
Investing activities	588,341	(53,347)
Financing activities	342,808	(106,940)
Effect of foreign exchange rate	4,716	948
Net increase (decrease) in cash and cash equivalents	$883,234	$(42,308)

Net cash (used in) provided by operating activities. Net cash used in operating activities was $52.6 million for the six months ended June 30, 2014 compared to $117.0 million provided by operating activities in the comparable 2013 period. Significant components of our operating cash flows for six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash Flow Data-Operating Activities:
Consolidated net (loss) income	$(412,892)	$74,714
Depreciation and amortization	152,818	135,051
Share-based compensation	14,376	22,753
Amortization of debt issuance costs and premium / discount	17,993	18,567
Deferred income taxes	(169,195)	5,832
Loss on extinguishment of debt	29,685	11,312
Asset impairment charges	—	8,187
Changes in assets and liabilities which provided (used) cash	315,305	(163,291)
Other, net	(721)	3,906
Net cash (used in) provided by operating activities	$(52,631)	$117,031
Net cash (used in) provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees, as well as tax payments in the ordinary course of business.
The $169.7 million fluctuation in Net cash (used in) provided by operating activities for the six months ended June 30, 2014 compared to the comparable 2013 period was primarily the result of the timing of cash collections and cash payments, including payments to settle certain litigation matters of approximately $199.0 million, which included the Department of Justice settlement related to the sale, marketing and promotion of Lidoderm® and an annual royalty payment to Teikoku of approximately $35.0 million.
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $588.3 million for the six months ended June 30, 2014 compared to $53.3 million used in investing activities in the comparable 2013 period. This $641.7 million fluctuation in cash provided by investing activities relates primarily to a net decrease in restricted cash and cash equivalents of $704.2 million, proceeds from the sale of the HealthTronics business of $54.5 million and proceeds from the sale of marketable securities of $47.9 million, partially offset by an increase in cash used for acquisitions related to the acquisitions of Paladin, Boca and Sumavel of $199.4 million.
Net cash provided by (used in) financing activities. Net cash provided by financing activities was $342.8 million for the six months ended June 30, 2014 compared to $106.9 million used in financing activities in the comparable 2013 period. Items contributing to this $449.7 million fluctuation in cash provided by financing activities include proceeds from the issuance of new term loans and senior notes of $1.5 billion and $750.0 million, respectively, partially offset by an increase in principal payments on term loan indebtedness totaling $1.3 billion, net cash payments of $488.4 million used to repurchase a portion of our Convertible Notes and a proportionate amount of the associated warrants and call options and an increase in cash paid for deferred financing fees of $49.1 million.
Research and development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new products and exploring the value of our existing products in treating disorders beyond those currently approved in their respective labels.
As previously disclosed, we have recently undertaken initiatives to optimize commercial spend and refocus our research and development efforts. On June 2, 2014, we completed the sale of our branded pharmaceutical drug discovery platform to Asana BioSciences, LLC, an independent member of the Amneal Alliance of Companies. The sale included multiple early-stage drug discovery and development candidates in a variety of therapeutic areas, including oncology, pain and inflammation, among others. As a result, we expect our research and development costs to decrease in future periods. However, we expect to continue to incur moderate levels of research and development expenditures as we focus on the development and advancement of our product pipeline. There can be no assurance that results of any ongoing or future preclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current good manufacturing practices, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

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
License and collaboration agreements. Our subsidiaries have agreed to certain contingent payments in certain license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Condensed Consolidated Balance Sheets. In addition, under certain arrangements, we or our subsidiaries may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization. For additional discussion of our contingent payments involving our license and collaboration agreements, see our Annual Report on Form 10-K for the year ended December 31, 2013, and Note 10. License and Collaboration Agreements and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Legal proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2013, and Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Non-U.S. operations. Our operations outside of the U.S. were not material during the three and six months ended June 30, 2014. As a result, fluctuations in foreign currency exchange rates did not have a material effect on our Condensed Consolidated Financial Statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within that reporting period. Early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company's consolidated results of operations and financial position.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and transact business in various foreign countries and are therefore subject to risks associated with foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and six months ended June 30, 2014 and 2013, respectively.
For additional quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk." of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014. Our exposures to market risk have not changed materially since December 31, 2013.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the six months ended June 30, 2014. As permitted by the Securities and Exchange Commission, management has elected to exclude these entities from its assessment of the effectiveness of its internal controls over financial reporting as of June 30, 2014. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in early 2015. As such, there have been changes during the six months ended June 30, 2014 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.

There were no other changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, except for the addition of the risk factor included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2014. Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and in the Current Report on 8-K referenced above are incorporated into this document by reference.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of ordinary shares of the Company during the indicated periods:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
April 1, 2014 to April 30, 2014	—	—	—	$250,000,024
May 1, 2014 to May 31, 2014	—	—	—	$250,000,024
June 1, 2014 to June 30, 2014	—	—	—	$250,000,024
Total	—	—	—
__________

(1)
In August 2012, our Board of Directors approved a share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450.0 million of shares of its outstanding ordinary shares and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2012 Share Repurchase Plan at June 30, 2014. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest, thereby reducing the outstanding principal amount to approximately $138.8 million. We also entered into agreements with the note hedge counterparty to settle a portion of the related call options and warrants. In connection with this agreement, we settled call options representing the right to repurchase 8.2 million ordinary shares for total cash consideration paid by the counterparty of $302.1 million and approximately 8.2 million of these warrants for cash consideration paid by EHSI of $242.2 million. Subsequent to this transaction, the holders of the remaining warrants have the option to purchase up to approximately 4.8 million of our ordinary shares at strike price of $40.00 per share.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Effective June 9, 2014, the Company amended its Employee Stock Purchase Plan, primarily to make certain administrative changes and to add certain special provisions for Canadian and Irish participants.
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
Date: August 4, 2014

Exhibit Index

Exhibit No.	Title

3.1
Certificate of Incorporation on re-registration as a public limited company of Endo International plc (incorporated by reference to Exhibit 3.1 of Endo International plc's Current Report on Form 8-K12B, filed with the Commission on February 28, 2014).

3.2
Memorandum and Articles of Association of Endo International plc (incorporated by reference to Exhibit 3.2 of Endo International plc's Current Report on Form 8-K12B, filed with the Commission on February 28, 2014).

10.9.1
Partial Unwind Agreement, dated as of April 17, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch.

10.9.2
Partial Unwind Agreement, dated as of April 21, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch.

10.9.3
Partial Unwind Agreement, dated as of April 22, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch.

10.9.4
First Partial Unwind Agreement, dated as of July 21, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch.

10.9.5
Second Partial Unwind Agreement, dated as of July 21, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch.

10.138	Endo International plc Amended and Restated Employee Stock Purchase Plan, effective June 9, 2014.

10.176
Agreement and Plan of Merger by and among Generics International (US), Inc., DAVA Pharmaceuticals, Inc. and certain other parties listed therein, dated June 24, 2014 (incorporated by reference to Exhibit 10.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on June 26, 2014).

10.177
Indenture, dated June 30, 2014, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on July 1, 2014).

10.178	Form of 5.375% Senior Notes due 2023 (included in Exhibit 10.177).

10.179
Registration Rights Agreement, dated June 30, 2014, by and among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Citigroup Global Markets Inc. and RBC Capital Markets, LLC, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.3 of Endo International plc’s Current Report on Form 8-K, filed with the commission on July 1, 2014).

10.180
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a Delaware corporation, the Issuer, the Co-Obligor, the other Guarantors (each, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022.

10.181
Counterpart to Registration Rights Agreement, dated May 28, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019.

10.182
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019.

10.183
Counterpart to Registration Rights Agreement, dated May 28, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020.

10.184
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020.

Exhibit No.	Title
10.185
Counterpart to Registration Rights Agreement, dated May 28, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022.

10.186
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022.

10.187
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a Delaware corporation, the Issuer, the Co-Obligor, the other Guarantors (each, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022.

10.188
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023.

10.189
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023.

10.190
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019.

10.191
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019.

10.192
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020.

10.193
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020.

10.194
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022.

10.195
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to below) and Wells Fargo Bank, National Association, as trustee relating to the 7.25% Senior Notes due 2022.

16.1
Letter Regarding Change in Certifying Accountant, dated June 13, 2014 (incorporated by reference to Exhibit 16.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on June 13, 2014).

21	Subsidiaries of the Registrant.

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Title
101
The following materials from Endo International plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.