Form 10-Q
period 2014-09-30
Endo International plc
filed 2014-11-10
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-36326
_______________________________
ENDO INTERNATIONAL PLC
(Exact Name of Registrant as Specified in Its Charter)
_______________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Minerva House, Simmonscourt Road, Ballsbridge, Dublin 4, Ireland	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
011-353-1-268-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market, The Toronto Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	November 3, 2014	:	153,713,243

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

i

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$708,529	$526,597
Restricted cash and cash equivalents	215,157	770,000
Marketable securities	5,336	—
Accounts receivable	1,039,835	725,827
Inventories, net	503,611	374,439
Prepaid expenses and other current assets	36,938	39,402
Income taxes receivable	51,594	—
Deferred income taxes	420,503	257,985
Assets held for sale (NOTE 3)	—	160,257
Total current assets	$2,981,503	$2,854,507
MARKETABLE SECURITIES	2,584	2,979
PROPERTY, PLANT AND EQUIPMENT, NET	413,886	372,077
GOODWILL	3,804,959	1,372,832
OTHER INTANGIBLES, NET	3,133,963	1,872,926
DEFERRED INCOME TAXES	752	—
OTHER ASSETS	251,902	96,535
TOTAL ASSETS	$10,589,549	$6,571,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$273,909	$263,241
Accrued expenses	1,836,594	983,842
Current portion of long-term debt	153,229	414,929
Income taxes payable	—	3,089
Deferred income taxes	1,024	—
Liabilities related to assets held for sale (NOTE 3)	—	31,571
Total current liabilities	$2,264,756	$1,696,672
DEFERRED INCOME TAXES	488,682	310,764
LONG-TERM DEBT, LESS CURRENT PORTION, NET	4,219,309	3,323,844
OTHER LIABILITIES	1,086,610	655,360
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	51	—
Ordinary shares, $0.0001 and $0.01 par value; 1,000,000,000 and 350,000,000 shares authorized; 153,669,377 and 144,413,074 shares issued; 153,669,377 and 115,354,393 shares outstanding at September 30, 2014 and December 31, 2013, respectively	15	1,444
Additional paid-in capital	3,076,343	1,166,375
(Accumulated deficit) retained earnings	(541,602)	126,234
Accumulated other comprehensive loss	(44,086)	(4,915)
Treasury stock, zero and 29,058,681 shares at September 30, 2014 and December 31, 2013, respectively	—	(763,120)
Total Endo International plc shareholders’ equity	$2,490,721	$526,018
Noncontrolling interests	39,471	59,198
Total shareholders’ equity	$2,530,192	$585,216
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,589,549	$6,571,856
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Net pharmaceutical product sales	$652,026	$519,843	$1,660,878	$1,639,890
Devices revenues	109,822	111,244	359,425	359,867
Other revenues	2,090	30,232	56,928	32,204
TOTAL REVENUES	$763,938	$661,319	$2,077,231	$2,031,961
COSTS AND EXPENSES:
Cost of revenues	379,199	257,836	976,899	785,630
Selling, general and administrative	205,260	191,362	603,573	662,896
Research and development	30,918	36,687	113,772	108,849
Litigation-related and other contingencies, net	473,338	30,895	1,135,443	159,098
Asset impairment charges	—	807	—	4,756
Acquisition-related and integration items	6,932	1,493	71,819	3,876
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$(331,709)	$142,239	$(824,275)	$306,856
INTEREST EXPENSE, NET	61,949	43,081	167,528	129,691
LOSS ON EXTINGUISHMENT OF DEBT	2,027	—	31,712	11,312
OTHER INCOME, NET	(4,871)	(14,672)	(17,731)	(49,641)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(390,814)	$113,830	$(1,005,784)	$215,494
INCOME TAX	(138,765)	44,655	(338,592)	82,917
(LOSS) INCOME FROM CONTINUING OPERATIONS	(252,049)	69,175	(667,192)	132,577
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	—	(14,560)	2,251	(3,248)
CONSOLIDATED NET (LOSS) INCOME	$(252,049)	$54,615	$(664,941)	$129,329
Less: Net income attributable to noncontrolling interests	35	14,392	2,895	38,758
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(252,084)	$40,223	$(667,836)	$90,571
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(1.64)	$0.61	$(4.61)	$1.18
Discontinued operations	$—	$(0.26)	$(0.01)	$(0.38)
Basic	$(1.64)	$0.35	$(4.62)	$0.80
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(1.64)	$0.58	$(4.61)	$1.13
Discontinued operations	$—	$(0.25)	$(0.01)	$(0.36)
Diluted	$(1.64)	$0.33	$(4.62)	$0.77
WEIGHTED AVERAGE SHARES:
Basic	153,309	114,327	144,604	112,691
Diluted	153,309	120,261	144,604	116,890
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
CONSOLIDATED NET (LOSS) INCOME		$(252,049)		$54,615		$(664,941)		$129,329
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(2,136)		$261		$(442)		$431
Less: reclassification adjustments for losses realized in net (loss) income	14	(2,122)	—	261	14	(428)	—	431
Foreign currency translation (loss) gain		(87,850)		2,996		(38,380)		27
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—		(234)		—		299
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	—	—	(89)	(323)	—	—	106	405
OTHER COMPREHENSIVE (LOSS) INCOME		$(89,972)		$2,934		$(38,808)		$863
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(342,021)		$57,549		$(703,749)		$130,192
Less: Net income attributable to noncontrolling interests		35		14,392		2,895		38,758
Less: Other comprehensive income attributable to noncontrolling interests		2,305		—		363		—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(344,361)		$43,157		$(707,007)		$91,434
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(664,941)	$129,329
Adjustments to reconcile consolidated net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	233,012	196,422
Share-based compensation	23,150	31,258
Amortization of debt issuance costs and premium / discount	23,670	27,336
Provision for bad debts	1,713	2,208
Deferred income taxes	(343,815)	8,191
Net loss on disposal of property, plant and equipment	1,091	2,272
Loss on extinguishment of debt	31,712	11,312
Asset impairment charges	—	46,994
Gain on sale of business and other assets	(2,868)	(2,665)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(143,857)	9,749
Inventories	84,156	(59,690)
Prepaid and other assets	29,656	(1,939)
Accounts payable	(132,052)	(140,763)
Accrued expenses	770,653	(173,890)
Other liabilities	397,227	174,116
Income taxes payable/receivable	(76,303)	12,232
Net cash provided by operating activities	$232,204	$272,472
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(57,300)	(54,349)
Proceeds from sale of property, plant and equipment	174	1,553
Acquisitions, net of cash acquired	(1,052,599)	(3,645)
Proceeds from sale of marketable securities	85,105	—
Proceeds from notes receivable, net	24,216	—
Patent acquisition costs and license fees	(5,000)	(10,000)
Proceeds from sale of business, net	54,521	(700)
Proceeds from / (payments to) settlement escrow	11,518	(54,500)
Increase in restricted cash and cash equivalents	(215,267)	—
Decrease in restricted cash and cash equivalents	770,000	—
Other investing activities	5,789	(5,348)
Net cash used in investing activities	$(378,843)	$(126,989)

	Nine Months Ended September 30,
	2014	2013
FINANCING ACTIVITIES:
Proceeds from issuance of 2023 Notes	750,000	—
Proceeds from issuance of term loans	1,525,000	—
Principal payments on term loans	(1,418,769)	(134,688)
Principal payments on other indebtedness, net	(2,407)	(1,906)
Repurchase of convertible senior subordinated notes due 2015	(587,803)	—
Payments to settle common stock warrants	(284,454)	—
Proceeds from the settlement of the hedge on convertible senior subordinated notes due 2015	356,265	—
Deferred financing fees	(59,899)	(8,129)
Payment for contingent consideration	—	(5,000)
Tax benefits of share awards	30,126	8,415
Payments of tax withholding for restricted shares	(23,920)	(8,284)
Exercise of options	36,124	83,743
Payments related to the issuance of ordinary shares	(4,800)	—
Issuance of ordinary shares related to the employee stock purchase plan	3,468	4,117
Cash distributions to noncontrolling interests	(6,144)	(36,709)
Cash buy-out of noncontrolling interests, net of cash contributions	(82)	(2,032)
Net cash provided by (used in) financing activities	$312,705	$(100,473)
Effect of foreign exchange rate	(1,547)	1,159
NET INCREASE IN CASH AND CASH EQUIVALENTS	$164,519	$46,169
LESS: NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(17,413)	530
NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$181,932	$45,639
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	526,597	529,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$708,529	$575,328
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$578	$461
Accrual for purchases of property, plant and equipment	$5,985	$3,946
Acquisition financed by ordinary shares	$2,844,279	$—
Repurchase of convertible senior subordinated notes due 2015 financed by ordinary shares	$55,229	$—
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc, which we refer to herein as the "Company", "Endo", "we", "our" or "us", have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of our operations and our cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2013 was derived from the audited financial statements.
In prior periods, our consolidated financial statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol "ENDP," the same symbol under which EHSI’s shares previously traded, and on the Toronto Stock Exchange under the symbol "ENL". References throughout to "ordinary shares" refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc's ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (ASU 2014-15). This ASU states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company plans to adopt ASU 2014-15 in conjunction with the December 31, 2016 financial statements and will comply with the disclosure requirements of the standard in the Form 10-K for the period ended December 31, 2016.
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
As previously disclosed, prior to the sale, at September 30, 2013, the Company had determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, the Company initiated an interim goodwill impairment analysis of the HealthTronics reporting units' goodwill balances as of September 30, 2013. The fair value of the Urology Services and HITS reporting units were estimated using a number of factors including the fair value implied by the then ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013, and determined that an impairment was probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, the Company recorded a combined estimated goodwill impairment charge of $38.0 million in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2013, representing the difference between the estimated implied fair value of the HealthTronics reporting units' goodwill and their respective net book values. The Company finalized the impairment analysis in the fourth quarter of 2013 when it recorded charges of $118.9 million to write down the book value of the reporting units' assets to fair value less costs to sell. Subsequently, during the nine months ended September 30, 2014, the Company has recorded a net loss of approximately $1.1 million, representing the carrying amount of the assets sold less the amount of the net proceeds received.
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

The following table provides the operating results of Discontinued operations, net of tax for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$53,635	$14,442	$158,021
Income (loss) from discontinued operations before income taxes	$—	$(22,412)	$1,721	$(13,386)
Income taxes	—	(7,852)	(530)	(10,138)
Discontinued operations, net of tax	$—	$(14,560)	$2,251	$(3,248)

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
Under the June 2013 restructuring initiative, the Company did not incur material expenses during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company incurred approximately $9.9 million and $56.8 million, respectively, of restructuring expenses. During the three months ended September 30, 2013, these restructuring expenses consisted of approximately $2.2 million of employee severance and other benefit-related costs and $7.8 million of contract termination fees. During the nine months ended September 30, 2013, these restructuring expenses consisted of approximately $41.5 million of employee severance and other benefit-related costs, $2.8 million of asset impairment charges and $12.5 million of other restructuring costs, including contract termination fees, respectively. The Company does not anticipate there will be additional material pre-tax restructuring expenses related to this initiative. The majority of these restructuring costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to the June 2013 restructuring initiative totaled $1.6 million and $12.3 million at September 30, 2014 and December 31, 2013, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2014.
Other Restructuring Initiatives
During 2014 and 2013, EHSI and certain of its subsidiaries undertook certain other restructuring initiatives that were individually not material to the Company's Condensed Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $2.4 million and $12.4 million during the three and nine months ended September 30, 2014, respectively, which primarily consisted of employee severance and other benefit-related costs. The Company recorded charges related to these initiatives totaling $3.5 million and $9.0 million during the three and nine months ended September 30, 2013, respectively, which primarily related to employee severance and other benefit-related costs, accelerated depreciation and asset impairment charges. Additionally, the Company recognized lease-exit costs of $7.8 million during the first quarter of 2013 upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties. The majority of these costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The liability related to these initiatives totaled $12.2 million and $16.1 million at September 30, 2014 and December 31, 2013, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2014, partially offset by the recognition of the expenses mentioned in the preceding paragraph.

NOTE 5. ACQUISITIONS
For each of the acquisitions described below, the estimated fair values of the net assets acquired below are provisional as of September 30, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates.
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
Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring or in-licensing innovative pharmaceutical products for the Canadian and world markets. Paladin's key products serve growing drug markets including attention deficit hyperactivity disorder (ADHD), pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling interest in Laboratorios Paladin de Mexico S.A. in Mexico and in publicly traded Litha Healthcare Group Limited (Litha) in South Africa.
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
The operating results of Paladin from and including February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2014 reflect the acquisition of Paladin, effective February 28, 2014.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Paladin Acquisition Date (in thousands):

	February 28, 2014 (As initially reported)	Measurement period adjustments	February 28, 2014 (As adjusted)
Cash and cash equivalents	$113,571	$—	$113,571
Marketable securities	89,420	—	89,420
Accounts receivable	93,832	3,262	97,094
Inventories	62,095	1,198	63,293
Prepaid expenses and other current assets	32,605	—	32,605
Deferred income tax assets, current	11,719	547	12,266
Property, plant and equipment	7,299	—	7,299
Intangible assets	676,000	(25,752)	650,248
Other assets	56,289	1,270	57,559
Total identifiable assets	$1,142,830	$(19,475)	$1,123,355
Accounts payable and accrued expenses	$124,321	$3,936	$128,257
Income taxes payable	22,524	934	23,458
Deferred income taxes	160,620	(29,739)	130,881
Debt	23,826	—	23,826
Other liabilities	9,578	137	9,715
Total liabilities assumed	$340,869	$(24,732)	$316,137
Net identifiable assets acquired	$801,961	$5,257	$807,218
Noncontrolling interests	$(69,600)	$29,000	$(40,600)
Goodwill	2,134,565	(34,257)	2,100,308
Net assets acquired	$2,866,926	$—	$2,866,926
During the third quarter of 2014, the Company divested its Canadian rights to Oralair, an intangible asset acquired during the Paladin acquisition, for total proceeds of approximately $4.2 million. Refer to Note 9. Goodwill and Other Intangibles for the impact of the sale on the gross intangible assets of the Company.
The estimated fair value of the Paladin assets acquired and liabilities assumed are provisional as of September 30, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to certain acquired equity and cost method investments, property, plant and equipment, intangible assets, contingent assets and liabilities, deferred income taxes and noncontrolling interests. Accordingly, the measurement of the Paladin assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The Company expects multiple reporting units to benefit, directly or indirectly, from the synergies arising from the Paladin acquisition and related transactions. As a result, as of September 30, 2014, the Company has provisionally assigned the goodwill arising from the Paladin acquisition to multiple reporting units across each of its reportable segments. This assignment was based on the relative incremental benefit expected to be realized by each impacted reporting unit. The Company is continuing to assess the amount of goodwill assigned to each reporting unit and the underlying allocation methodology used to assign this goodwill. Refer to Note 9. Goodwill and Other Intangibles for the preliminary allocation of Paladin-related goodwill by reportable segment.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Canada Base Prescription	$345.0	12
Canada OTC	40.0	11
Canada Other	69.2	11
Litha	60.0	12
Latin America	5.0	15
Licenses not renewed	4.5	3
Total	$523.7
In Process Research & Development (IPR&D):
Serelaxin	$115.0	n/a
Other	11.5	n/a
Total	$126.5	n/a
Total other intangible assets	$650.2	n/a
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
The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing pharmaceutical businesses, expected corporate synergies, the assembled workforce of Paladin and other factors. The goodwill is not deductible for income tax purposes.
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.
The Company recognized acquisition-related transaction costs associated with the Paladin acquisition during the three months ended March 31, 2014 totaling $33.4 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations. The Company did not recognize acquisition-related transaction costs associated with the Paladin acquisition during the three months ended June 30, 2014 and September 30, 2014, respectively.
The amounts of Paladin Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including February 28, 2014 to September 30, 2014 are as follows (in thousands, except per share data):

Revenue	$165,852
Net income attributable to Endo International plc	$15,201
Basic net income per share	$0.11
Diluted net income per share	$0.11

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2013 for the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013. The pro forma effect of the acquisition of Paladin for the three months ended September 30, 2014 was immaterial. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2013, nor are they indicative of any future results.

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$2,120,231	$783,249	$2,390,957
Net (loss) income attributable to Endo International plc	$(678,399)	$46,687	$95,082
Basic net (loss) income per share	$(4.69)	$0.41	$0.84
Diluted net (loss) income per share	$(4.69)	$0.39	$0.81
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin Acquisition assuming the Paladin acquisition had occurred January 1, 2013. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition which increased the expense by $2.1 million and $5.7 million, respectively, for three and nine months ended September 30, 2013, and decreased the expense by $1.0 million for both the three and nine months ended September 30, 2014. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company's estimated fair value of the intangible assets, which increased the expense by $4.5 million and $14.2 million, respectively for the three and nine months ended September 30, 2013. There was no adjustment to the amortization expense for the three months ended September 30, 2014, however an adjustment for the nine months ended September 30, 2014 increased the expense by $3.6 million.
The Company has determined that U.S. shareholders of Endo will generally recognize gain (but not loss) on the
Endo shareholders’ exchange of EHSI common stock for Endo plc ordinary shares in the merger (Endo Share Exchange). This determination is based on various factors described in the registration statement, including the upward movement of the Endo stock price following signing of the arrangement agreement and the aggregate estimated tax basis of the Endo shareholders in the Endo common stock at the time of the Endo Share Exchange. Due to these factors the conditions necessary to prevent the application of Section 367(a) to the merger were not satisfied, and, as a result, the Endo Share Exchange will be a taxable transaction for U.S. federal income tax purposes effective February 28, 2014 whereby U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo Share Exchange. With respect to each U.S. shareholder, such gain will generally equal the excess of the fair market value of the Endo plc ordinary shares received over such holder’s adjusted tax basis in the shares of Endo common stock exchanged therefor. The Company has accrued approximately $54.3 million of expense related to the reimbursement of director's and certain employees' excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.
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
The operating results of Boca from and including February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2014 reflect the acquisition of Boca, effective February 3, 2014.
Pro forma results of operations have not been presented because the effect of the Boca acquisition was not material.

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
The operating results of Sumavel® from and including May 19, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2014 reflect the acquisition of Sumavel, effective May 19, 2014.
Pro forma results of operations have not been presented because the effect of the Sumavel® acquisition was not material.
Grupo Farmacéutico Somar Acquisition
On April 29, 2014, the Company, together with its Endo Netherlands B.V. subsidiary (Endo Dutch B.V.), entered into an agreement (the Somar Agreement) to purchase the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $270.1 million in cash consideration, subject to a customary post-closing net working capital adjustment. On July 24, 2014, the Company completed the Somar acquisition. Somar generated revenues of approximately $100.0 million in 2013.
The preliminary fair values of the net identifiable assets acquired totaled approximately $160.6 million, resulting in goodwill of approximately $109.5 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Somar acquisition includes approximately $128.0 million of identifiable intangible assets, including $114.7 million to be amortized over an average life of approximately 14 years and $13.3 million of IPR&D.
The operating results of Somar from and including July 24, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2014 reflect the acquisition of Somar, effective July 24, 2014.
Pro forma results of operations have not been presented because the effect of the Somar acquisition was not material.
DAVA Pharmaceuticals, Inc. Acquisition
On June 24, 2014, the Company's Generics International (US), Inc. subsidiary entered into a definitive agreement to acquire DAVA Pharmaceuticals, Inc. (DAVA), a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey, for consideration of $595.0 million, consisting of cash consideration of $590.2 million, subject to a customary post-closing net working capital adjustment, and contingent cash consideration with an acquisition-date fair value of $4.8 million. Refer to Note 7. Fair Value Measurements for further discussion of this contingent consideration. DAVA’s strategically-focused generics portfolio includes thirteen on-market products in a variety of therapeutic categories. On August 6, 2014, the Company completed the DAVA acquisition (the DAVA Acquisition date).
The operating results of DAVA from and including August 6, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2014 reflect the acquisition of DAVA, effective August 6, 2014.
Pro forma results of operations have not been presented because the effect of the DAVA acquisition was not material.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the DAVA Acquisition Date (in thousands):

August 6, 2014 (As initially reported)
Cash and cash equivalents	$533
Accounts receivable	15,842
Inventories	120,626
Prepaid expenses and other current assets	2,672
Property, plant and equipment	2,659
Intangible assets	439,623
Other assets	21,029
Total identifiable assets	$602,984
Accounts payable and accrued expenses	$17,585
Deferred income taxes	195,915
Other liabilities	21,139
Total liabilities assumed	$234,639
Net identifiable assets acquired	$368,345
Goodwill	226,683
Net assets acquired	$595,028
The preliminary fair values of the net identifiable assets acquired totaled approximately $368.3 million, resulting in goodwill of approximately $226.7 million, which was assigned to our U.S. Generic Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the DAVA acquisition includes approximately $439.6 million of identifiable intangible assets, including $360.7 million of developed technology to be amortized over an average life of approximately 14 years and $78.9 million of IPR&D.
NOTE 6. SEGMENT RESULTS
Concurrent with the February 28, 2014 acquisition of Paladin, the Company changed the names of its reportable segments. This change to our segments had no impact on the Company’s unaudited Condensed Consolidated Financial Statements for all periods presented. In addition, the International Pharmaceuticals segment was added, which is comprised of the operations of the acquired Paladin and Somar businesses.
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
U.S. Branded Pharmaceuticals
Our U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include

Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas®, Valstar®, Sumavel® DosePro® and Aveed®.
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
Devices
Our Devices segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH or prostate health) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our customers or distributors accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2014 and 2013. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products for the Canadian, Mexican, South African and world markets, which we acquired from Paladin and Somar. Paladin's key products serve growing drug markets including ADHD, pain, urology and allergy. Somar develops, manufactures, and markets high-quality generic, branded generic and over-the-counter products across key market segments including dermatology and anti-infectives.
The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$240,931	$366,136	$723,643	$1,139,372
U.S. Generic Pharmaceuticals	319,399	183,939	803,467	532,722
Devices (1)	109,822	111,244	359,425	359,867
International Pharmaceuticals (2)	93,786	—	190,696	—
Total net revenues to external customers	$763,938	$661,319	$2,077,231	$2,031,961

Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$130,613	$224,747	$395,446	$635,168
U.S. Generic Pharmaceuticals	139,497	48,630	318,528	141,720
Devices	32,136	29,156	109,575	96,847
International Pharmaceuticals	27,234	—	59,131	—
__________

(1)	The following table displays our Devices segment revenue by geography for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Devices:
United States	$73,429	$75,484	$230,530	$233,091
International	36,393	35,760	128,895	126,776
Total Devices revenues	$109,822	$111,244	$359,425	$359,867

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.

The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment adjusted income from continuing operations before income tax:	$329,480	$302,533	$882,680	$873,735
Corporate unallocated costs	(97,326)	(81,975)	(246,763)	(238,641)
Upfront and milestone payments to partners	(13,448)	(3,092)	(34,953)	(11,064)
Asset impairment charges	—	(807)	—	(4,756)
Acquisition-related and integration items (1)	(6,932)	(1,493)	(71,819)	(3,876)
Separation benefits and other cost reduction initiatives (2)	(8,230)	(20,673)	(19,970)	(85,929)
Excise tax (3)	1,000	—	(54,300)	—
Amortization of intangible assets	(70,806)	(44,987)	(194,273)	(143,326)
Inventory step-up	(17,364)	—	(40,089)	—
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(1,992)	(5,704)	(11,307)	(16,816)
Loss on extinguishment of debt	(2,027)	—	(31,712)	(11,312)
Watson litigation settlement income, net	—	14,628	—	50,400
Certain litigation-related charges, net (4)	(483,926)	(44,600)	(1,157,885)	(193,969)
Charge related to the non-recoverability of certain non-trade receivables	—	—	(10,000)	—
Net gain on sale of certain early-stage drug discovery and development assets	150	—	4,000	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	5,740	—	5,740	—
Charge for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014	(24,972)	—	(24,972)	—
Other, net	(161)	—	(161)	1,048
Total consolidated (loss) income from continuing operations before income tax	$(390,814)	$113,830	$(1,005,784)	$215,494
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $1.5 million and $10.5 million during the three and nine months ended September 30, 2014, respectively, compared to $5.6 million and $46.8 million for the three and nine months ended September 30, 2013, respectively. Additionally, amounts during the three and nine months ended September 30, 2014 include costs associated with the sale of our HealthTronics business and changes in estimates related to certain cost reduction initiative accruals. Additionally, the amount of separation benefits and other cost reduction initiatives during the three and nine months ended September 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	This amount represents charges related to the expense for the reimbursement of director's and certain employee's excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

(4)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and nine months ended September 30, 2014 and 2013.

The following represents additional selected financial information for our reportable segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense:
U.S. Branded Pharmaceuticals	$4,319	$4,059	$12,730	$14,774
U.S. Generic Pharmaceuticals	4,514	3,402	12,392	9,841
Devices	1,776	2,221	6,304	7,876
International Pharmaceuticals	718	—	1,209	—
Corporate unallocated	2,091	2,180	6,104	6,374
Total depreciation expense	$13,418	$11,862	$38,739	$38,865

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense:
U.S. Branded Pharmaceuticals	$18,590	$18,743	$57,052	$64,870
U.S. Generic Pharmaceuticals	24,818	10,881	63,588	32,643
Devices	15,438	15,512	46,475	46,263
International Pharmaceuticals	11,960	—	27,158	—
Total amortization expense	$70,806	$45,136	$194,273	$143,776
Interest income and expense are considered corporate items and included in Corporate unallocated. Asset information is not accounted for at the segment level and consequently is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
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

Marketable Securities
Included in marketable securities are investments in guaranteed investment certificates (GICs) with original maturities of three months or more. GICs are interest-bearing Canadian deposit securities with defined maturities and are redeemable on demand. Our investments in GICs with original maturities of three months or more mature prior to September 30, 2015 and are held with highly rated financial institutions. These items are included within marketable securities in our Condensed Consolidated Balance Sheets. Our investments in GICs with original maturities of three months or more are carried at fair value, and are considered to be valued using Level 2 inputs within the fair value hierarchy.

Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined above. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in marketable securities in the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.
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
Loans Receivable
Our loans receivable at September 30, 2014 relate primarily to loans totaling $15.5 million to our joint venture owned through our Litha subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. The fair values of these loans were based on anticipated cash flows, which approximate the carrying amount, and were classified in Level 2 measurements in the fair value hierarchy. These loans are included in Other assets in our Condensed Consolidated Balance Sheet at September 30, 2014.
Equity and Cost Method Investments
We have various investments which we account for using the equity or cost method of accounting, including a $22.7 million joint venture investment in the Biologicals and Vaccines Institute of Southern Africa (Pty) Limited, owned through our Litha subsidiary, which is accounted for as an equity method investment. The fair value of the equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in Other assets in our Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.
Acquisition-related Contingent Consideration
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. See Recurring Fair Value Measurements below for additional information on the fair value methodology used for the acquisition-related contingent consideration.
Voltaren® Gel Royalties due to Novartis
The initial fair value of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at September 30, 2014 and December 31, 2013 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of September 30, 2014 and December 31, 2013.

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Guaranteed investment certificates—original maturities of three months or more	—	2,727	—	2,727
Equity securities	3,403	—	—	3,403
Total	$3,403	$2,727	$—	$6,130
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$3,908	$3,908
Acquisition-related contingent consideration—long-term	—	—	9,409	9,409
Total	$—	$—	$13,317	$13,317

	Fair Value Measurements at Reporting Date using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$843,390	$—	$—	$843,390
Equity securities	2,979	—	—	2,979
Total	$846,369	$—	$—	$846,369
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$3,878	$3,878
Acquisition-related contingent consideration—long-term	—	—	869	869
Total	$—	$—	$4,747	$4,747
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
In connection with our acquisition of DAVA, we agreed to make cash consideration payments of up to $25.0 million contingent on the achievement of certain sales-based milestones. At the DAVA acquisition date, we estimated the fair value of this obligation to be $4.8 million based on a probability-weighted discounted cash flow model (income approach).

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning of period	$8,503	$4,024	$4,747	$8,924
Amounts acquired	4,800	—	8,500	—
Amounts settled	—	—	—	(5,000)
Transfers (in) and/or out of Level 3	—	—	—	—
Changes in fair value recorded in earnings	14	63	70	163
End of period	$13,317	$4,087	$13,317	$4,087
The following is a summary of available-for-sale securities held by the Company at September 30, 2014 and December 31, 2013 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2014
Guaranteed investment certificates—original maturities of three months or more	$2,727	$—	$—	$2,727
Equity securities	819	—	—	819
Total other short-term available-for-sale securities	$3,546	$—	$—	$3,546
Equity securities	$1,766	$818	$—	$2,584
Long-term available-for-sale securities	$1,766	$818	$—	$2,584

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013
Money market funds	$843,390	$—	$—	$843,390
Total included in cash and cash equivalents	$73,390	$—	$—	$73,390
Total included in restricted cash and cash equivalents	$770,000	$—	$—	$770,000
Equity securities	$1,766	$1,213	$—	$2,979
Long-term available-for-sale securities	$1,766	$1,213	$—	$2,979
At September 30, 2014 and December 31, 2013, we did not have any available-for-sale securities in an unrealized loss position.

NOTE 8. INVENTORIES
Inventories consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$120,726	$105,904
Work-in-process	50,939	47,126
Finished goods	367,555	247,813
	539,220	400,843
Inventory reserves	(35,609)	(26,404)
Total	$503,611	$374,439

Inventory that is in excess of the amount expected to be sold within one year is not included in the table above and is classified as long-term inventory and is recorded in Other assets within our Condensed Consolidated Balance Sheets. At September 30, 2014, approximately $35.8 million of long-term inventory was included in the Condensed Consolidated Balance Sheets.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2014 were as follows:

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	Devices	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2013:
Goodwill	$290,793	$275,201	$1,795,366	$—	$2,361,360
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$290,793	$275,201	$806,838	$—	$1,372,832
Goodwill acquired during the period	816,376	690,119	27,156	916,704	2,450,355
Effect of currency translation	—	—	(2,923)	(15,305)	(18,228)
Balance as of September 30, 2014:
Goodwill	1,107,169	965,320	1,819,599	901,399	4,793,487
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$1,107,169	$965,320	$831,071	$901,399	$3,804,959
During the third quarter of 2014, we received expressions of interest from third parties related to our AMS business.  As a result, the Company initiated an interim goodwill impairment analysis of the AMS reporting unit.  The fair value of the AMS reporting unit was estimated using a number of factors including the use of a discounted cash flow model and the expressions of interest received from third parties during the third quarter of 2014.  The Company determined that no impairment existed as of September 30, 2014 as the estimated fair value of the AMS reporting unit exceeded its net book value.

Other Intangible Assets
The following is a summary of other intangibles held by the Company at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
In-process research and development	$315,817	$—	$315,817	$73,400	$—	$73,400
Total indefinite-lived intangibles	$315,817	$—	$315,817	$73,400	$—	$73,400
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$626,867	$(408,159)	$218,708	$587,127	$(357,439)	$229,688
Customer relationships (weighted average life of 16 years)	156,754	(32,806)	123,948	158,258	(25,574)	132,684
Tradenames (weighted average life of 24 years)	77,000	(12,654)	64,346	77,000	(9,934)	67,066
Developed technology (weighted average life of 15 years)	2,889,628	(478,484)	2,411,144	1,720,428	(350,340)	1,370,088
Total definite-lived intangibles (weighted average life of 14 years)	$3,750,249	$(932,103)	$2,818,146	$2,542,813	$(743,287)	$1,799,526
Total other intangibles	$4,066,066	$(932,103)	$3,133,963	$2,616,213	$(743,287)	$1,872,926
Changes in the gross carrying amount of our other intangibles for the nine months ended September 30, 2014 were as follows (in thousands):

Gross Carrying Amount
December 31, 2013	$2,616,213
Aveed® approval milestone	5,000
Paladin acquisition	650,248
Boca acquisition	165,900
Sumavel acquisition	84,400
Somar acquisition	128,000
DAVA acquisition	439,623
Intangible assets sold	(4,248)
Effect of currency translation	(19,070)
September 30, 2014	$4,066,066
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
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our subsidiary Endo Pharmaceuticals Inc. (EPI) is party to a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel royalties incurred during the nine months ended September 30, 2014 and 2013 were $22.5 million and $22.5 million, respectively, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
Also as previously disclosed, EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. During the period beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. During the period beginning on July 1, 2014 and extending through June 30, 2015, EPI agreed to spend approximately $8.4 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel. Amounts incurred for such A&P Expenditures were $5.3 million and $6.5 million for the nine months ended September 30, 2014 and 2013, respectively.
BayerSchering
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Endo Pharmaceuticals Solutions Inc. subsidiary licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market Aveed® (the BayerSchering Agreement). On March 6, 2014, we announced that the FDA approved Aveed® for the treatment of hypogonadism in adult men, which is associated with a deficiency or absence of the male hormone testosterone. Aveed® became available in early March. Upon approval, EPSI made a milestone payment of $5.0 million to BayerSchering. The approval milestone was recorded as an intangible asset and is being amortized into Cost of revenues on a straight-line basis over its estimated useful life. In the future, EPSI could be obligated to pay milestones of up to approximately $17.5 million based on continued market exclusivity of Aveed® or upon certain future sales milestones.
Products in Development
BioDelivery Sciences International, Inc.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in January 2012, EPI signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize BEMA® buprenorphine. During each of the first and second quarters of 2014, $10.0 million of milestones were incurred related to the achievement of certain clinical milestones and were recorded as Research and development expense. If BEMA® buprenorphine is approved, EPI will be obligated to pay additional regulatory milestones of $60.0 million. In addition, EPI will pay royalties based on net sales of BEMA® buprenorphine and could be obligated to pay additional commercial milestones of up to approximately $55.0 million.

NOTE 11. DEBT
The following table presents the carrying amounts and estimated fair values of the Company's total indebtedness at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.75% Convertible Senior Subordinated Notes due 2015	$98,818		$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(2,684)		(34,079)
1.75% Convertible Senior Subordinated Notes due 2015, net	$96,134	$97,802	$345,421	$372,481
7.00% Senior Notes due 2019	499,875	522,369	500,000	536,563
7.00% Senior Notes due 2020	$400,000		$400,000
Unamortized initial purchaser’s discount	(2,339)		(2,800)
7.00% Senior Notes due 2020, net	$397,661	419,500	$397,200	430,500
7.25% Senior Notes due 2022	400,000	421,750	400,000	431,750
5.75% Senior Notes due 2022	700,000	692,563	700,000	703,500
5.375% Senior Notes due 2023	750,000	717,188	—	—
3.25% AMS Convertible Notes due 2036	22	22	22	22
4.00% AMS Convertible Notes due 2041	99	99	111	111
Term Loan A Facility Due 2019	1,079,375	1,078,269	—	—
Term Loan B Facility Due 2021	422,875	419,555	—	—
Term Loan A Facility Due 2018	—	—	1,335,469	1,335,345
Term Loan B Facility Due 2018	—	—	60,550	60,686
Paladin debt	26,497	26,545	—	—
Total long-term debt, net	$4,372,538	$4,395,662	$3,738,773	$3,870,958
Less current portion, net	153,229	150,298	414,929	441,989
Total long-term debt, less current portion, net	$4,219,309	$4,245,364	$3,323,844	$3,428,969
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

The credit facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of September 30, 2014, we are in compliance with all covenants in our credit facility.
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
In addition, in connection with the Paladin transaction, the Company assumed approximately $23.8 million of previously existing debt entered into by Paladin's subsidiary, Litha.
On December 2, 2013, following the completion of consent solicitations, Endo, certain guarantors party thereto and Wells Fargo Bank, National Association, as trustee, entered into supplemental indentures to the 2019, 2020 and 2022 Notes Indentures, providing, among other things, that the Paladin transaction will not constitute a change of control under the Indentures.
5.375% Senior Notes Due 2023
On June 30, 2014, we issued, through a private placement, $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes) at an issue price of par. Because the notes were not initially registered, the notes were offered only in transactions that were exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the 2023 Notes in the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The 2023 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015. The 2023 Notes will mature on January 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. We received proceeds of $750.0 million from the issuance. Costs associated with this offering, including costs related to investment bankers, of $12.6 million were deferred and are included in Other assets on our Condensed Consolidated Balance Sheets. Endo issued the 2023 Notes for general corporate purposes, which included acquisitions, including the acquisition of DAVA.
1.75% Convertible Senior Subordinated Notes Due 2015
At September 30, 2014, our indebtedness included 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest. In addition, in July 2014 we repurchased approximately $40.0 million aggregate principal amount of the Convertible Notes for approximately $95.2 million, which included the issuance of 798,367 ordinary shares valued at approximately $55.2 million. The combined repurchases during 2014 reduced the outstanding principal amount of the Convertible Notes to approximately $98.8 million. In connection with the May 2014 and July 2014 repurchases, we charged $14.8 million and $2.0 million, respectively, to expense, representing the differences between the fair value of the repurchased debt components and their carrying amount, as well as third-party costs related to the transactions. The expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a combined decrease to Additional paid-in capital in the amount of $365.0 million, representing the fair value of the equity component of the repurchased Convertible Notes.
The Convertible Notes became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company's stock on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013 and the remaining balance of the Convertible Notes remains convertible at September 30, 2014. We are permitted to deliver cash, ordinary shares or a combination of cash and shares, at our election, to satisfy any future conversions of the Convertible Notes. It is our current intention to settle the remaining principal amount of any conversion consideration in cash. Holders of the remaining Convertible Notes may also surrender their notes for conversion after October 15, 2014 at any time prior to the close of business on the second business day immediately preceding the stated maturity date. Accordingly, the Company will treat the remaining Convertible Notes as short-term in nature hereafter. In the event that a holder exercises the right to convert his Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs.
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
In connection with the May 2014 and July 2014 Convertible Notes repurchase activity, we entered into agreements with the note hedge counterparty to settle a portion of the call options and warrants. In connection with these agreements, as part of the May 2014 and July 2014 repurchases, we settled call options representing the right to purchase approximately 8.2 million and 1.4 million ordinary shares, respectively, for total cash consideration paid by the counterparty of $302.1 million and $54.2 million, respectively, which were recorded as increases to Additional paid-in capital. The remaining call options, which allow us to purchase up to approximately an additional 3.4 million of our ordinary shares at a strike price of $29.20 per share, expire on April 15, 2015 and must be net-share settled. In connection with these agreements, as part of the May 2014 and July 2014 repurchases, we also settled approximately 8.2 million and 1.4 million, respectively, of warrants for cash consideration paid by EHSI of $242.2 million and $42.3 million, respectively, which were recorded as reductions to Additional paid-in capital. Subsequent to these transactions, the holders of the remaining warrants have the option to purchase up to approximately 3.4 million of our ordinary shares at strike price of $40.00 per share. The remaining warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. The remaining warrants have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise.
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
Teikoku Seiyaku Co., Ltd.
Pursuant to the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), which has previously been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, during the nine months ended September 30, 2014 and 2013, we recorded $13.5 million and $33.5 million of royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At September 30, 2014, $13.5 million is recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
The Teikoku Agreement, as amended, will expire on December 31, 2021, unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, upon 30 days' written notice, in the event that EPI fails to purchase an annual minimum quantity for each calendar year through 2021. In addition, Teikoku has the right to terminate its exclusivity obligations upon the occurrence of certain concurrent events, including EPI failing to purchase an annual minimum quantity for any calendar year and the launch of a second non-Teikoku generic equivalent to Lidoderm®, excluding Endo’s authorized generic of Lidoderm® .
Grünenthal GMBH (Grünenthal)
Pursuant to the terms of EPI's December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), which has previously been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, EPI's payments to Grünenthal during the nine months ended September 30, 2014 and 2013 totaled $24.6 million and $28.4 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
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

As of September 30, 2014, the Company's reserve for loss contingencies totaled approximately $1.65 billion, of which $1.63 billion relates to the Company's product liability accrual for all known pending and estimated future claims related to vaginal mesh cases. The increase in our reserve reflects management’s ongoing assessment of our entire product liability portfolio, including the vaginal mesh cases. On September 30, 2014 the Company announced that it had reached master settlement agreements with several of the remaining leading plaintiffs' law firms to resolve claims relating to vaginal mesh products sold by the Company’s AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various federal and state courts, as well as in Canada and other countries outside the United States, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described in more detail below.
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage. The Company and its subsidiaries intend to contest vigorously all such disputes with respect to their insurance coverage and to enforce their rights under the terms of these insurance policies, and accordingly, the Company will record receivables with respect to amounts due under these policies, only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under the Company's product liability insurance policies will be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
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
On April 29, 2014, the FDA issued a statement proposing to reclassify surgical mesh for transvaginal pelvic organ prolapse repair from Class II to Class III. Further, the FDA proposed to reclassify urogynecologic surgical mesh instrumentation from Class I to Class II, and to establish special controls for surgical instrumentation for use with urogynecologic surgical mesh. The FDA stated that it was proposing these changes based on the tentative determination that general controls by themselves are insufficient to provide reasonable assurance of the safety and effectiveness of these devices. Although this proposal was subject to a 90 day comment period, to date the FDA has not taken further action regarding these proposals.
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts, as well as in Canada, Scotland, the UK and the Netherlands alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities. On February 7, 2012, a multidistrict litigation (MDL) was formed, and cases pending in federal courts are now consolidated in the Southern District of West Virginia as part of MDL No. 2325. Similar cases in various state courts around the country are also currently pending. As of November 3, 2014, approximately 25,000 filed mesh cases are currently pending against AMS and/or the Company or certain of its subsidiaries, some of which may have been filed on behalf of multiple plaintiffs, and a minority of which seek class action certification. In addition, other cases have been served upon AMS pursuant to a tolling agreement order issued in the MDL in May 2013. Any complaint properly served on AMS from the effective date of that order on May 15, 2013 through October 1, 2013, and ultimately filed with the court by February 14, 2014 is deemed filed as of the service date. Some of these cases served pursuant to the tolling agreement have been timely filed with the court. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. The majority of the currently pending cases are in the MDL. The Company cannot predict the ultimate number of cases to be filed against it with certainty.
As of September 30, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 41,700 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times from June 14, 2013 through September 30, 2014, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS.
The following table presents the changes in the vaginal mesh Qualified Settlement Funds accounts and product liability balance during the nine months ended September 30, 2014 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2013	$11,518	$520,000
Additional charges	—	1,128,358
Cash distributions to Qualified Settlement Funds	149,630	—
Cash distributions to plaintiffs' counsel	—	(7,098)
Cash distributions to plaintiffs' counsel from escrow	(11,518)	(11,518)
Balance as of September 30, 2014	$149,630	$1,629,742
Approximately $728.2 million of the total liability amount shown above is expected to be paid by September 30, 2015 and is classified as Accrued expenses in the September 30, 2014 Condensed Consolidating Balance Sheet, with the remainder to be paid over time and classified as Other liabilities in the September 30, 2014 Condensed Consolidating Balance Sheet. AMS expects to fund the payments under all settlement agreements by December 31, 2017. As the funds are disbursed out of the Qualified Settlement Funds accounts from time to time, the product liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. Amounts included in the Qualified Settlement Funds are included in Restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
All MSAs discussed above are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds and have participation thresholds requiring participation by the vast majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. In addition, one agreement gives AMS a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Distribution of funds to any individual claimant is conditioned upon a full release and a dismissal of the entire action or claim as to all AMS parties and affiliates. Prior to receiving funds, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel.
AMS and the Company intend to contest vigorously all currently remaining pending cases and any future cases that may be brought, if any, and to continue to explore other options as appropriate in the best interests of the Company and AMS. However, it is not possible at this time to determine with certainty the ultimate outcome of these matters or the effect of potential future claims. We will continue to monitor each related legal claim and adjust the accrual for new information and further developments. It is possible that the outcomes of such cases could result in additional losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of November 3, 2014, approximately 600 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest Pharmaceuticals and/or the Company.
The Company and its subsidiaries have reached an agreement with certain plaintiffs’ counsel in an effort to reach resolution of substantially all of the pending MCP cases. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or any of its subsidiaries. An essential element of these settlements will be participation by the vast majority of plaintiffs involved in pending litigation. If certain participation thresholds are not met, the Company will have the right to terminate the agreements.
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
Propoxyphene Cases. Qualitest Pharmaceuticals and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest Pharmaceuticals and the Company. Certain plaintiffs appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit affirmed the dismissal of the cases that had been pending as part of a consolidated appeal. In November 2012, additional cases were filed in various California state courts, and removed to corresponding federal courts. Many of these cases have already been remanded, although appeals are being pursued. A coordinated proceeding was formed in Los Angeles. Qualitest Pharmaceuticals and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest Pharmaceuticals. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of November 3, 2014, approximately 40 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest Pharmaceuticals and/or the Company. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter.
Testosterone Cases. EPI, and in certain cases the Company or certain of its subsidiaries, along with other pharmaceutical manufacturers, has been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel. Plaintiffs in these suits allege various personal injuries including pulmonary embolism, stroke, and other vascular and/or cardiac injuries. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No.2545. In addition to the federal cases filed against EPI that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against the Company or EPI, but EPI intends to contest the litigation vigorously and to explore all options as appropriate in the best interests of EPI and the Company. As of November 3, 2014, approximately 14 cases are currently pending against EPI, including a class action complaint filed in Canada.
In addition, on November 5, 2014, an civil class action complaint was filed in the Northern District of Illinois against EPI and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payors that had paid for certain testosterone products, alleging that the marketing efforts of EPI and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil RICO claims. Further, the complaint alleges that EPI and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
As previously reported, EPI is in the process of responding to a Civil Investigative Demand issued by the State of Texas relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® in Texas. EPI and the Company are cooperating with the State’s investigation. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability and at this time cannot reasonably estimate the possible loss or range of loss for this matter but will explore all options as appropriate in the best interests of EPI and the Company.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company's subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney's Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government's investigation. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
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
EPI, Qualitest and Boca intend to contest the above case vigorously and to explore other options as appropriate in the best interests of the Company, EPI, Qualitest and Boca. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
In September 2013, the Company received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of Opana®. In January 2014, the Company received a set of informal document requests from the Office of the United States Attorney for the Eastern District of Pennsylvania seeking documents and information regarding the sales and marketing of Opana® ER. In September of 2014, the Company received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including Opana® ER.
The Company is cooperating with the State of New York Office of Attorney General and the Office of the United States Attorney for the Eastern District of Pennsylvania and the State of Tennessee Office of the Attorney General and Reporter in their respective investigations. With respect to both the litigations brought on behalf of the City of Chicago and the People of the State of California, the Company intends to contest those matters vigorously and to explore all options as appropriate in the best interests of the Company. The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in the best interests of EPI and the Company.
Antitrust Litigation and Investigations
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
On June 13, 2014, pursuant to a case management order entered by Judge Orrick, the direct and indirect purchasers each filed consolidated amended class complaints. In addition, one indirect purchaser filed a separate complaint. Defendants recently filed motions to dismiss each of the operative complaints. These motions were heard on November 5, 2014, but a decision has not yet been reached. However, we cannot predict the timing or outcome of any of this litigation, or whether any additional litigation will be brought against the Company or EPI.
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
The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
On February 25, 2014, the Company's subsidiary, EPI received a Civil Investigative Demand (the February 25 CID) from the United States Federal Trade Commission (the FTC). The FTC issued a second Civil Investigative Demand to EPI on March 25, 2014 (the March 25 CID). The February 25 CID requests documents and information concerning EPI's Settlement Agreements with Actavis and Impax settling the Opana® ER patent litigation, EPI's Development and Co-Promotion Agreement with Impax, and its Settlement Agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. The March 25 CID requests documents and information concerning EPI's acquisition of U.S. Patent No. 7,852,482 (the '482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of Opana® ER. The FTC has also issued subpoenas for investigational hearings (similar to depositions) to Company employees and former Company employees. EPI intends to fully cooperate with the FTC's investigation.
On November 3, 2014, EPI received a Civil Investigative Demand from the State of Florida Office of the Attorney General issued pursuant to the Florida Antitrust Act of 1980, Section 542.28 and seeking documents and other information concerning EPI’s Settlement Agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Lidoderm®.
The Company and its subsidiaries are unable to predict the outcome of these investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson was exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until May 1, 2014. EPI received an at market royalty equal to 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during its period of exclusivity. During the three months ended September 30, 2014 no Watson royalty income was recorded, however, during the nine months ended September 30, 2014, we recorded Watson royalty income of $51.3 million, and during the three and nine months ended September 30, 2013 we recorded Watson royalty income of $28.6 million, which is included in Other revenues in our Condensed Consolidated Statements of Operations.

As of September 30, 2014, there is no remaining liability associated with our Patent litigation settlement and, during the nine months ended September 30, 2014, there was no related activity recorded in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, the net impact of the Watson Settlement Agreement recorded in Other income, net consisted of the amounts shown below (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Litigation settlement liability relieved during the quarter	$24,135	$85,123
Cost of product shipped to Watson's wholesaler affiliate	(2,674)	(11,093)
Estimated gross-to-net liabilities on product shipped to Watson's wholesaler affiliate	(8,156)	(29,162)
Rebate on product shipped to Watson's wholesaler affiliate	1,323	5,532
Net gain included in Other income, net	$14,628	$50,400
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
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), Sandoz Inc. (Sandoz), ThoRx Laboratories, Inc. (ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), Impax Pharmaceuticals (Impax) and Ranbaxy Laboratories Limited (Ranbaxy), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product's intellectual property rights and approved labeling. A trial in this case has been set for March 23, 2015. However, there can be no assurance that EPI and Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents' expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
On August 19, 2014 and October 20, 2014, The United States Patent Office issued US Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using Opana ER and a highly pure version of the active pharmaceutical ingredient of Opana® ER. On Friday, November 7, 2014, EPI filed lawsuits against Teva, ThoRx, Par, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz in the U.S. District Court for the District of Delaware. These new patents expire in 2027 and 2029, respectively.
Paragraph IV Certification on Fortesta® Gel
On January 18, 2013, EPI and its licensor Strakan Limited received a notice from Watson advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. On February 28, 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. Trial has been set for February 26, 2015.
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

NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the three months ended September 30, 2014 and 2013, (in thousands):

	Three Months Ended September 30,
	2014			2013
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(2,384)	$248	$(2,136)	$415	$(154)	$261
Less: reclassification adjustments for losses realized in net (loss) income	14	—	14	—	—	—
Net unrealized (losses) gains	(2,370)	248	(2,122)	415	(154)	261
Foreign currency translation (loss) gain	(87,869)	19	(87,850)	2,990	6	2,996
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—	—	—	(364)	130	(234)
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	—	—	—	(138)	49	(89)
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	—	—	—	(502)	179	(323)
Other comprehensive (loss) income	$(90,239)	$267	$(89,972)	$2,903	$31	$2,934
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the nine months ended September 30, 2014 and 2013, (in thousands):

	Nine Months Ended September 30,
	2014			2013
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (losses) gains arising during the period	$(589)	$147	$(442)	$687	$(256)	$431
Less: reclassification adjustments for losses realized in net (loss) income	14	—	14	—	—	—
Net unrealized (losses) gains	(575)	147	(428)	687	(256)	431
Foreign currency translation (loss) gain	(38,385)	5	(38,380)	5	22	27
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—	—	—	468	(169)	299
Less: reclassification adjustments for cash flow hedges settled and included in net (loss) income	—	—	—	166	(60)	106
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	—	—	—	634	(229)	405
Other comprehensive (loss) income	$(38,960)	$152	$(38,808)	$1,326	$(463)	$863
Reclassifications adjustments out of Other comprehensive (loss) income are reflected in our Condensed Consolidated Statements of Operations as Other income, net.

The following is a summary of the accumulated balances related to each component of Other comprehensive (loss) income, net of taxes, at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Net unrealized gains	$170	$598
Foreign currency translation loss	(44,256)	(5,193)
Fair value adjustment on derivatives designated as cash flow hedges	—	(320)
Accumulated other comprehensive loss	$(44,086)	$(4,915)
NOTE 14. SHAREHOLDERS’ EQUITY
Changes in Shareholders' Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the nine months ended September 30, 2014 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2014	$526,018	$59,198	$585,216
Net (loss) income	(667,836)	2,895	(664,941)
Other comprehensive (loss) income	(39,171)	363	(38,808)
Compensation related to share-based awards	23,150	—	23,150
Tax withholding for restricted shares	(23,920)	—	(23,920)
Exercise of options	36,124	—	36,124
Distributions to noncontrolling interests	—	(6,144)	(6,144)
Buy-out of noncontrolling interests, net of contributions	—	(82)	(82)
Addition of Paladin noncontrolling interests due to acquisition	—	40,600	40,600
Removal of HealthTronics, Inc. noncontrolling interests due to disposition	—	(57,359)	(57,359)
Ordinary shares issued in connection with the Paladin acquisition	2,844,279	—	2,844,279
Repurchase of convertible senior subordinated notes due 2015	(309,829)	—	(309,829)
Settlement of common stock warrants	(284,454)	—	(284,454)
Settlement of the hedge on convertible senior subordinated notes due 2015	356,265	—	356,265
Other	30,095	—	30,095
Shareholders’ equity at September 30, 2014	$2,490,721	$39,471	$2,530,192
As part of the reorganization upon consummation of the Paladin acquisition, EHSI Common stock and Treasury stock in the amounts of $1.5 million and $763.1 million, respectively, were retired and reclassified into Additional paid-in capital.

The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the nine months ended September 30, 2013 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2013	$1,072,856	$60,350	$1,133,206
Net income	90,571	38,758	129,329
Other comprehensive income	863	—	863
Compensation related to share-based awards	31,258	—	31,258
Tax withholding for restricted shares	(8,284)	—	(8,284)
Exercise of options	83,743	—	83,743
Ordinary shares issued from treasury, net of ordinary shares purchased	4,117	—	4,117
Distributions to noncontrolling interests	—	(36,709)	(36,709)
Buy-out of noncontrolling interests, net of contributions	—	(1,913)	(1,913)
Other	1,754	—	1,754
Shareholders’ equity at September 30, 2013	$1,276,878	$60,486	$1,337,364
Share-Based Compensation
The Company recognized share-based compensation expense of $8.8 million and $23.2 million during the three and nine months ended September 30, 2014, respectively, compared to $8.5 million and $31.3 million during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards and options amounted to $59.4 million. As of September 30, 2014, the weighted average remaining requisite service period was 2.0 years for non-vested stock options, 0.5 years for non-vested restricted stock awards and 2.1 years for non-vested restricted stock units.
NOTE 15. COST OF REVENUES
The components of Cost of revenues for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of net pharmaceutical product sales	$341,193	$221,823	$857,288	$673,643
Cost of device revenues	38,006	36,013	119,611	111,987
Total cost of revenues	$379,199	$257,836	$976,899	$785,630
NOTE 16. OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Watson litigation settlement income, net	$—	$(14,628)	$—	$(50,400)
Net gain on sale of certain early-stage drug discovery and development assets	(150)	—	(4,000)	—
Foreign currency (gains) losses, net	(5,434)	(43)	(1,021)	1,001
Other expense (income), net	713	(1)	(12,710)	(242)
Other income, net	$(4,871)	$(14,672)	$(17,731)	$(49,641)
See Note 12. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.

NOTE 17. INCOME TAXES
During the three months ended September 30, 2014, we recognized an income tax benefit of $138.8 million on $390.8 million of loss from continuing operations before income tax, compared to $44.7 million of tax expense on $113.8 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 35.5% in benefit on the current period loss from continuing operations before income tax during the three months ended September 30, 2014, compared to an effective income tax rate of 39.2% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to loss from continuing operations before income tax and tax benefits resulting from our Paladin acquisition, which are partially offset by limitations on the amount of loss that can be recognized on a year-to-date basis as prescribed by applicable guidance. Tax expense for the comparable 2013 period is primarily related to income from continuing operations before income tax for the period.
During the nine months ended September 30, 2014, we recognized an income tax benefit of $338.6 million on $1,005.8 million of loss from continuing operations before income tax, compared to $82.9 million of tax expense on $215.5 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 33.7% in benefit on the current period loss from continuing operations before income tax during the nine months ended September 30, 2014, compared to an effective income tax rate of 38.5% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to a loss from continuing operations before income tax and tax benefits resulting from our Paladin acquisition, which are partially offset by limitations on the amount of loss that can be recognized on a year-to-date basis as prescribed by applicable guidance. Income from continuing operations before income tax was the primary generator of tax expense in the comparable prior period.
NOTE 18. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
(Loss) income from continuing operations	$(252,049)	$69,175	$(667,192)	$132,577
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	35	—	(639)	—
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	(252,084)	69,175	(666,553)	132,577
Income (loss) from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	—	(28,952)	(1,283)	(42,006)
Net (loss) income attributable to Endo International plc ordinary shareholders	$(252,084)	$40,223	$(667,836)	$90,571
Denominator:
For basic per share data—weighted average shares	153,309	114,327	144,604	112,691
Dilutive effect of ordinary share equivalents	—	2,301	—	2,168
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	—	3,633	—	2,031
For diluted per share data—weighted average shares	153,309	120,261	144,604	116,890
Basic net (loss) income per share data is computed based on the weighted average number of ordinary shares outstanding during the period. Diluted (loss) income per share data is computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations attributable to Endo International plc ordinary shareholders during the period, the dilutive impact of ordinary share equivalents outstanding during the period. Ordinary share equivalents are measured under the treasury stock method.
All stock options and stock awards were excluded from the diluted share calculation for the three months ended September 30, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position. However, if the Company was not in a loss position, stock options and stock awards of 0.8 million would have been anti-dilutive, and thus excluded from the diluted share calculation for the three months ended September 30, 2014. Stock options and stock awards of 0.6 million were excluded from the diluted share calculation for the three months ended September 30, 2013 because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the nine months ended September 30, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position. However, if the Company was not in a loss position, stock options and stock awards of 0.8 million would have been excluded from the diluted share calculation for the nine months ended September 30, 2014 because their effect would have been anti-dilutive. Stock options and stock awards of 3.3 million were excluded from the diluted share calculation for the nine months ended September 30, 2013 because their effect would have been anti-dilutive.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 are only included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average stock price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 3.4 million at September 30, 2014.
The maximum incremental potential dilution of shares that could have occurred if our Convertible Notes and warrants were converted to ordinary shares was 6.8 million shares and 24.0 million shares for the nine months ended September 30, 2014 and 2013, respectively. These amounts were excluded from the diluted net (loss) income per share calculations for those respective periods.
NOTE 19. SUBSEQUENT EVENTS
Plan to Acquire Auxilium Pharmaceuticals, Inc.

On October 9, 2014, the Company announced that it had entered into a definitive agreement (the Merger Agreement) under which Endo will acquire all of the outstanding shares of common stock of Auxilium Pharmaceuticals, Inc. for a per share consideration of $33.25 in a cash and stock transaction valued at approximately $2.9 billion. The per share consideration represents a premium of 55% to Auxilium's closing price on September 16, 2014, the day Endo made public its proposal for Auxilium. Subject to aggregate cash and equity consideration limits, Auxilium stockholders may elect one of three options with respect to transaction consideration: 100% equity which equates to 0.488 Endo shares per Auxilium share, 100% cash which equates to $33.25 per Auxilium share or a standard election of an equal mix of $16.625 in cash and 0.244 Endo shares per Auxilium share. The total cash consideration will not exceed 50% of the total equity value and the equity consideration will not exceed 75% of the total equity value. The transaction is expected to close in the first half of 2015 and is subject to the approval of Auxilium's stockholders, regulatory approval in the U.S., and other customary closing conditions.

In connection with Merger Agreement, Endo advanced to QLT, Inc. (QLT) the amount required to fund the payment of a termination fee of $28.4 million (QLT Termination Fee Loan) to terminate its agreement with Auxilium. QLT terminated its agreement with Auxilium effective October 8, 2014. The QLT Termination Fee Loan is to be repaid, together with interest thereon, within 12 months of the day after signing the Merger Agreement (October 10th, 2015), or sooner under certain circumstances.

The Merger Agreement contains certain termination rights for both the Endo and Auxilium, including in the event that the transaction is not consummated by April 10, 2015, subject to extension by the parties to July 8, 2015 in the event that regulatory approvals have not been received. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Auxilium may be required to pay Endo a termination fee of $70.0 million and reimburse Endo for the $28.4 million QLT Termination Fee Loan. Endo is required to pay Auxilium a termination fee of $150.0 million if Endo terminates the Merger Agreement due to a change in U.S. federal tax law (whether or not such change in law is yet effective) after the date of the Merger Agreement that, as a result of consummating the transactions contemplated by the Merger Agreement once effective, would have a material adverse effect on Endo or Auxilium terminates the agreement because Endo fails to confirm within a specified period that Endo has no right to terminate the Merger Agreement following a change in tax law.

Plan to Acquire Remaining Shares of Litha
On October 16, 2014, Paladin announced that it made an offer to acquire the remaining issued ordinary share capital of Litha not already owned by Paladin for consideration of $0.25 per share in a cash transaction valued at $40.9 million. Paladin currently owns approximately 70% of Litha's issued ordinary share capital. The transaction is expected to close during the first half of 2015 and is subject to the approval of Litha's stockholders, regulatory approval in the U.S. and Canada, and other customary closing conditions.

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
EXECUTIVE SUMMARY
The following key events and transactions occurred during the nine months ended September 30, 2014 as discussed in further detail in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. For a complete list of Company events see the Investors section of the Company website at www.endo.com.

•
On February 3, 2014, EHSI completed the acquisition of Boca for approximately $232.7 million in cash. Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.

•	On February 3, 2014, EHSI closed the sale of its HealthTronics business.

•	The Paladin acquisition closed on February 28, 2014 for total consideration of $2.9 billion.

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

•
On March 6, 2014, the Company announced that the FDA had approved Aveed®, an injection for the treatment of hypogonadism (commonly known as Low-T) in adult men, which is associated with a deficiency or absence of the male hormone testosterone. It became available in early March. Aveed® is approved with a Risk Evaluation and Mitigation System (REMS) requiring prescriber education and certification as well as restricted product distribution.

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

•
On May 19, 2014, the Company acquired worldwide rights to Sumavel® DosePro® (sumatriptan injection) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. The Company acquired the product for an upfront payment of $89.7 million, with additional cash payments to be made by the Company based on the achievement of certain commercial milestones. In addition, the Company assumed an existing third-party royalty obligation on net sales. Sumavel® DosePro® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches.

•
During the second quarter of 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants entered into various agreements in principle regarding settling up to approximately 21,700 mesh claims handled or controlled by the participating counsel. During the third quarter of 2014, AMS entered into additional MSAs with plaintiffs’ counsel to settle up to approximately 20,000 additional filed and unfiled mesh claims handled or controlled by the participating counsel, including the vast majority of claims covered by settlement negotiation tolling agreements.

•
In May 2014, the Company completed the repurchase of approximately $240.7 million aggregate principal amount of its Convertible Notes and a proportionate amount of the associated warrants and call options, for cash consideration of approximately $488.4 million, including accrued interest. In July 2014, the Company completed the repurchase of approximately $40.0 million aggregate principal amount of its Convertible Notes and a proportionate amount of the associated warrants and call options, for total consideration of approximately $83.3 million. After giving effect to these transactions, the remaining outstanding principal amount of these notes was approximately $98.8 million.

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

•
During the second quarter of 2014, the Company entered into an indenture, dated as of June 30, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, pursuant to which the Company issued $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes). Endo issued the 2023 Notes for general corporate purposes, which included acquisitions, including the acquisition of DAVA.

•
During the second quarter of 2014, the Company has determined that U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo shareholders’ exchange of EHSI common stock for Endo plc ordinary shares in the merger (Endo Share Exchange). This determination is based on various factors described in the registration statement, including the upward movement of the Endo stock price following signing of the arrangement agreement and the aggregate estimated tax basis of the Endo shareholders in the Endo common stock at the time of the Endo Share Exchange. Due to these factors the conditions necessary to prevent the application of Section 367(a) to the Merger were not satisfied, and, as a result, the Endo Share Exchange will be a taxable transaction for U.S. federal income tax purposes effective February 28, 2014 whereby U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo Share Exchange. With respect to each U.S. shareholder, such gain will generally equal the excess of the fair market value of the Endo plc ordinary shares received over such holder’s adjusted tax basis in the shares of Endo common stock exchanged therefor. The Company has accrued approximately $54.3 million of expense related to the reimbursement of director's and certain employees' excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

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

•
On July 24, 2014, the Company, together with its Endo Netherlands B.V. subsidiary, completed the purchase of the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $268.8 million in cash consideration, subject to a customary post-closing net working capital adjustment. Somar generated revenues of approximately $100.0 million in 2013.

•
On July 29, 2014, the Registrant appointed Shane M. Cooke as a director of its Board of Directors, effective immediately. Mr. Cooke will be a member of the Registrant's Audit Committee and Transactions Committee.

•
Following an FDA inspection of the liquids manufacturing facility in Huntsville, Alabama, that took place from July 28, 2014 through August 1, 2014, our subsidiary, Qualitest Pharmaceuticals, received a Form 483 Notice of Inspectional Observations dated August 1, 2014, listing observations of the inspector focused on water system design and thoroughness of investigations. Qualitest responded to the Form 483 Notice of Inspectional Observations on August 15, 2014 and is continuing to implement its corrective action plan as agreed with the FDA.

•
On August 6, 2014, the Company's Generics International (US), Inc. subsidiary completed the acquisition of DAVA Pharmaceuticals, Inc. (DAVA), a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey, for $590.2 million in cash consideration, with additional cash consideration of up to $25.0 million contingent on the achievement of certain sales milestones. DAVA’s strategically-focused generics portfolio includes thirteen on-market products in a variety of therapeutic categories.

•
On September 17, 2014, the Company appointed Orla Dunlea to the new position of International Legal Counsel & Company Secretary. Ms. Dunlea will serve as Company Secretary of the Endo International plc Board of Directors as well as of all of the Irish companies within the Endo corporate structure.

•
On October 9, 2014, the Company announced that it had entered into a definitive agreement under which Endo will acquire all of the outstanding shares of common stock of Auxilium Pharmaceuticals, Inc. for a per share consideration of $33.25 in a cash and stock transaction valued at approximately $2.9 billion. The transaction is expected to close in the first half of 2015 and is subject to the approval of Auxilium's stockholders, regulatory approval in the U.S., and other customary closing conditions.

•
On October 16, 2014, Paladin announced that it made an offer to acquire the remaining issued ordinary share capital of Litha not already owned by Paladin for consideration of $0.25 per share in a cash transaction valued at $40.9 million. Paladin currently owns approximately 70% of Litha's issued ordinary share capital. The transaction is expected to close during the first half of 2015 and is subject to the approval of Litha's stockholders, regulatory approval in the U.S. and Canada, and other customary closing conditions.

•
On October 17, 2014, Endo Health Solutions was issued an untitled letter related to the January and February 2014 FDA inspection of the Qualitest Pharmaceutical Tablet Manufacturing facility located in Charlotte, North Carolina.  The untitled letter was issued following the FDA’s review of the company’s responses to the inspection observations. Actions are underway to address the FDA’s remaining concerns and we will continue to work closely with the agency to bring the Charlotte inspection to a satisfactory closure.

RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired, (6) pricing of our products and (7) litigation-related charges. These fluctuations are also attributable to charges incurred for compensation related to share-based compensation, amortization of intangible assets, asset impairment charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Revenues. Revenues for the three and nine months ended September 30, 2014 increased 16% to $763.9 million and 2% to $2.08 billion, respectively, from the comparable 2013 periods. During the three and nine months ended September 30, 2014, the revenue increases were primarily attributable to growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin and July 2014 acquisition of Somar. The increases were partially offset by decreased revenues from our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Lidoderm® revenues related to generic competition. A discussion of revenues by reportable segment is included below under the caption "Business Segment Results Review."

The following table displays our revenues by category and as a percentage of total revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Net pharmaceutical product sales	$652,026	85	$519,843	79	$1,660,878	80	$1,639,890	81
Devices revenues	109,822	14	111,244	17	359,425	17	359,867	18
Other revenues	2,090	—	30,232	5	56,928	3	32,204	2
Total consolidated net revenues*	$763,938	100	$661,319	100	$2,077,231	100	$2,031,961	100

__________

*	Percentages may not add due to rounding.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$379,199	50	$257,836	39	$976,899	47	$785,630	39
Selling, general and administrative	205,260	27	191,362	29	603,573	29	662,896	33
Research and development	30,918	4	36,687	6	113,772	5	108,849	5
Litigation-related and other contingencies, net	473,338	62	30,895	5	1,135,443	55	159,098	8
Asset impairment charges	—	—	807	—	—	—	4,756	—
Acquisition-related and integration items	6,932	1	1,493	—	71,819	3	3,876	—
Total costs and expenses*	$1,095,647	143	$519,080	78	$2,901,506	140	$1,725,105	85

__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and nine months ended September 30, 2014 increased 47% to $379.2 million and 24% to $976.9 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to increased intangible amortization, inventory step-up amortization and other costs as a result of the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA and increased variable costs as a result of growth in generic pharmaceutical product sales. These increases were partially offset by a decrease in costs related to a decline in branded pharmaceutical product sales. Gross margins for the three months ended September 30, 2014 decreased to 50% from 61% in the comparable 2013 period. Gross margins for the nine months ended September 30, 2014 decreased to 53% from 61% in the comparable 2013 period. These decreases were primarily attributable to growth in lower margin generic pharmaceutical product sales, increased intangible amortization and inventory step-up amortization as a result of recent acquisitions and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 increased 7% to $205.3 million from the comparable 2013 period, while Selling, general and administrative expenses for the nine months ended September 30, 2014 decreased 9% to $603.6 million from the comparable 2013 period. During the three months ended September 30, 2014, the increase was primarily attributable to the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA as well as $25.0 million of charges for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014. These increases were partially offset by cost savings resulting from ongoing cost reduction initiatives. During the nine months ended September 30, 2014, the decrease was primarily attributable to cost savings resulting from ongoing cost reduction initiatives and a decrease in severance expense related to the June 2013 restructuring initiative, partially offset by $54.3 million in expense for the reimbursement of director's and certain employee's excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which were approved by the Company's shareholders on February 26, 2014. These liabilities resulted from the shareholder gain from the merger between Endo and Paladin. In addition, Selling, general and administrative expenses increased as a result of the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA.
Research and development expenses. Research and development (R&D) expenses for the three months ended September 30, 2014 decreased 16% to $30.9 million from the comparable 2013 period, while R&D expenses for the nine months ended September 30, 2014 increased 5% to $113.8 million from the comparable 2013 periods. The decrease during the three months ended September 30, 2014 was primarily attributable to decreases in branded pharmaceutical product expenses as we focused our efforts on a limited number of key products in development. The increase during the nine months ended September 30, 2014 was primarily driven by $10.0 million of milestone charges incurred during each of the first and second quarters of 2014 related to the achievement of certain BEMA® buprenorphine clinical milestones and an increase in expenses related to generic pharmaceutical products, partially offset by decreases to branded pharmaceutical product expenses as we focused our efforts on a limited number of key products in development.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three and nine months ended September 30, 2014 totaled $473.3 million and $1,135.4 million, respectively, compared to $30.9 million and $159.1 million, respectively, in the comparable 2013 period. These amounts mainly relate to charges associated with certain of the legal proceedings and other contingent matters that are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset impairment charges. There were no Asset impairment charges for the three and nine months ended September 30, 2014 compared to $0.8 million and $4.8 million, respectively, in the comparable 2013 periods.
Acquisition-related and integration items. Acquisition-related and integration items for the three and nine months ended September 30, 2014 totaled $6.9 million in expense and $71.8 million in expense, respectively, compared to $1.5 million in expense and $3.9 million in expense, respectively, in the comparable 2013 periods. These increases were primarily due to costs associated with our acquisitions of Paladin and Boca, which closed during the first quarter of 2014, as well as Sumavel, which closed during the second quarter of 2014, and Somar and DAVA, which closed during the third quarter of 2014.
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$62,435	$43,184	$170,096	$130,427
Interest income	(486)	(103)	(2,568)	(736)
Interest expense, net	$61,949	$43,081	$167,528	$129,691
Interest expense for the three and nine months ended September 30, 2014 totaled $62.4 million and $170.1 million, respectively, compared to $43.2 million and $130.4 million, respectively, in the comparable 2013 periods. These increases were primarily due to increases in our average total indebtedness to $4.4 billion during the three months ended September 30, 2014 from $3.1 billion in the comparable 2013 period and to $4.1 billion during the nine months ended September 30, 2014 from $3.1 billion in the comparable 2013 period.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $2.0 million and $31.7 million during the three and nine months ended September 30, 2014, respectively, compared to zero and $11.3 million, respectively, in the comparable 2013 periods. The increase during the three months ended September 30, 2014 was primarily due to costs of $2.0 million incurred when the Company repurchased approximately $40.0 million aggregate principal amount of its Convertible Notes and settled a proportionate amount of the associated warrants and call options. These costs represented the difference between the fair value of the repurchased debt component and its carrying amount. The increase during the nine months ended September 30, 2014 was primarily due to costs of $16.8 million incurred as part of the Convertible Notes settlements and due to debt issuance costs of $9.6 million being charged to expense when we entered into a new credit facility in the first quarter of 2014. Refer to Note 11. Debt for further discussion of the Convertible Notes settlements.
Other income, net. Other income, net totaled $4.9 million of income and $17.7 million of income during the three and nine months ended September 30, 2014, respectively, compared to $14.7 million of income and $49.6 million of income, respectively, in the comparable 2013 periods. Approximately $14.6 million and $50.4 million of income was recognized and included in Other income, net during the three and nine months ended September 30, 2013, respectively, related to the Watson Settlement Agreement, which did not reoccur in 2014. For a complete description of the accounting for the Watson Settlement Agreement and for additional information with respect to the components of Other income, net, refer to Note 12. Commitments and Contingencies and Note 16. Other Income, Net, respectively, of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Income tax. During the three months ended September 30, 2014, we recognized an income tax benefit of $138.8 million on $390.8 million of loss from continuing operations before income tax, compared to $44.7 million of tax expense on $113.8 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 35.5% in benefit on the current period loss from continuing operations before income tax during the three months ended September 30, 2014, compared to an effective income tax rate of 39.2% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to loss from continuing operations before income tax and tax benefits resulting from our Paladin acquisition, which are partially offset by limitations on the amount of loss that can be recognized on a year-to-date basis as prescribed by applicable guidance. Tax expense for the comparable 2013 period is primarily related to income from continuing operations before income tax for the period.
During the nine months ended September 30, 2014, we recognized an income tax benefit of $338.6 million on $1,005.8 million of loss from continuing operations before income tax, compared to $82.9 million of tax expense on $215.5 million of income from continuing operations before income tax during the comparable 2013 period. The effective income tax rate was 33.7% in benefit on the current period loss from continuing operations before income tax during the nine months ended September 30, 2014, compared to an effective income tax rate of 38.5% in expense on income from continuing operations before income tax during the comparable 2013 period. The tax benefit for the current period is primarily related to a loss from continuing operations before income tax and tax benefits resulting from our Paladin acquisition, which are partially offset by limitations on the amount of loss that can be recognized on a year-to-date basis as prescribed by applicable guidance. Income from continuing operations before income tax was the primary generator of tax expense in the comparable prior period.
Discontinued operations, net of tax. As a result of the Company's decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled zero and $2.3 million of income, net of tax, for the three and nine months ended September 30, 2014 compared to $14.6 million of loss and $3.2 million of loss, net of tax, during the comparable 2013 period.
The decrease in Discontinued operations, net of tax was mainly related to a partial period of HealthTronics results during the nine months ended September 30, 2014, with no ongoing business operations during the three months ended September 30, 2014, as the HealthTronics business was sold on February 3, 2014. This compared to a full period in each of the comparable 2013 periods.
Net income attributable to noncontrolling interests. The Company, through Paladin and its subsidiaries, owns majority controlling interests in certain entities. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations where HealthTronics, Inc., as the general partner or managing member, exercised effective control. In accordance with the accounting consolidation principles, we consolidate various entities which neither we nor our subsidiaries own 100%. Net income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $0.0 million of income and $2.9 million of income during the three and nine months ended September 30, 2014, respectively, compared to $14.4 million of income and $38.8 million of income, respectively, in the comparable 2013 periods. These fluctuations from 2013 related primarily to a partial period of HealthTronics results during the nine months ended September 30, 2014, with no ongoing business operations during the three months ended September 30, 2014, as the HealthTronics business was sold on February 3, 2014. This compared to a full period in each of the comparable 2013 periods.
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
Concurrent with the February 28, 2014 acquisition of Paladin, the Company changed the names of its reportable segments. This change to our segments had no impact on the Company’s unaudited Condensed Consolidated Financial Statements for all periods presented. In addition, the International Pharmaceuticals segment was added, which is comprised of the operations of the acquired Paladin and Somar businesses.
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
We refer to adjusted income (loss) from continuing operations before income tax in making operating decisions because we believe it provides meaningful supplemental information regarding the Company’s operational performance. For instance, we believe that this measure facilitates its internal comparisons to its historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used by us in our financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our financial reporting at this time. Further, we believe that adjusted income (loss) from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize adjusted income (loss) from continuing operations before income tax to evaluate our financial performance. Finally, adjusted income (loss) from continuing operations before income tax is utilized in the calculation of adjusted diluted income per share, which is used by the Compensation Committee of the Company’s Board of Directors in assessing the performance and compensation of substantially all of our employees, including our executive officers.
There are limitations to using financial measures such as adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) from continuing operations before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations.
For a description of each of our reportable segments, refer to Note 6. Segment Results in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$240,931	$366,136	$723,643	$1,139,372
U.S. Generic Pharmaceuticals	319,399	183,939	803,467	532,722
Devices (1)	109,822	111,244	359,425	359,867
International Pharmaceuticals (2)	93,786	—	190,696	—
Total net revenues to external customers	$763,938	$661,319	$2,077,231	$2,031,961
__________

(1)	The following table displays our Devices segment revenue by geography (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Devices:
United States	$73,429	$75,484	$230,530	$233,091
International	36,393	35,760	128,895	126,776
Total Devices revenues	$109,822	$111,244	$359,425	$359,867

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.

U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Lidoderm®	$41,602	$149,946	$117,684	$566,626
Opana® ER	49,800	59,936	150,862	174,214
Voltaren® Gel	46,302	45,044	129,658	123,937
Percocet®	30,709	26,250	91,232	78,818
Other brands	72,518	84,960	234,207	195,777
Total U.S. Branded Pharmaceuticals*	$240,931	$366,136	$723,643	$1,139,372

__________

*	Percentages may not add due to rounding.
Lidoderm®
Net sales of Lidoderm® for the three and nine months ended September 30, 2014 decreased 72% to $41.6 million and 79% to $117.7 million, respectively, from the comparable 2013 periods. Net sales were negatively impacted by the September 16, 2013 launch of Actavis's lidocaine patch 5%, a generic version of Lidoderm®. In May 2014, the Company's U.S. Generic Pharmaceuticals segment launched its authorized generic of Lidoderm®.
Opana® ER
Net Sales of Opana® ER for the three and nine months ended September 30, 2014 decreased 17% to $49.8 million and 13% to $150.9 million, respectively, from the comparable 2013 periods. Net sales were negatively impacted as Impax and Actavis launched generic versions of the non-crush-resistant formulation Opana® ER on January 2, 2013 and September 12, 2013.
The Company continues to assert the Opana® patents. If these lawsuits are unsuccessful and we are unable to defend our non-crush-resistant formulation of Opana® ER from one or more additional generic competitors, our revenues could decline further to the extent additional manufacturers obtain FDA approval for, and are able to launch, their respective formulations of non-crush-resistant Opana® ER.
Voltaren® Gel
Net Sales of Voltaren® Gel for the three and nine months ended September 30, 2014 increased 3% to $46.3 million and 5% to $129.7 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market as early as the fourth quarter of 2014, negatively impacting future sales of Voltaren® Gel.
Percocet®
Net sales of Percocet® for the three and nine months ended September 30, 2014 increased 17% to $30.7 million and 16% to $91.2 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to price increases, partially offset by reduced volumes.
Other brands
Net sales of other branded products for the three months ended September 30, 2014 decreased 15% to $72.5 million from the comparable 2013 period, while net sales of other branded products for the nine months ended September 30, 2014 increased 20% to $234.2 million from the comparable 2013 periods. The decrease for the three months ended September 30, 2014 was primarily attributable to the decrease in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which commenced on September 16, 2013 and ceased in May 2014, upon Endo's launch of its Lidoderm® authorized generic. This was partially offset by revenues from certain other products including Sumavel®, which we acquired the rights to in May 2014. The increase for the nine months ended September 30, 2014 was primarily attributable to royalty income from Actavis and sales of Sumavel®.
U.S. Generic Pharmaceuticals. Net sales of our generic products for the three and nine months ended September 30, 2014 increased 74% to $319.4 million and 51% to $803.5 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to the acquisitions of Boca, which we acquired in February 2014, and DAVA, which we acquired in August 2014, and the May 2014 launch of our authorized generic of Lidoderm®. Also contributing to these increases was an increase in demand for generic pain products.

Devices. Revenues from our Devices segment for the three and nine months ended September 30, 2014 were consistent with the comparable 2013 periods. Revenue declines in AMS's women's health products during both the three and nine months ended September 30, 2014 were generally offset with the combined results of AMS's men's health and BPH product lines. The declines in AMS's women's health products relate primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and nine months ended September 30, 2014 relate to the revenues of Paladin, which we acquired in February 2014, and Somar, which we acquired in July 2014.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$130,613	$224,747	$395,446	$635,168
U.S. Generic Pharmaceuticals	139,497	48,630	318,528	141,720
Devices	32,136	29,156	109,575	96,847
International Pharmaceuticals	27,234	—	59,131	—
Corporate unallocated	(97,326)	(81,975)	(246,763)	(238,641)
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2014 decreased 42% to $130.6 million and 38% to $395.4 million, respectively, from the comparable 2013 periods. These decreases were primarily attributable to decreased revenues, partially offset by cost reductions realized in connection with the June 2013 restructuring initiative and other cost reduction initiatives.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2014 increased 187% to $139.5 million and 125% to $318.5 million, respectively, from the comparable 2013 periods. During the three and nine months ended September 30, 2014, revenues and gross margins increased primarily due to the Boca and DAVA acquisitions, the May 2014 launch of our authorized generic of Lidoderm® and certain pricing increases.
Devices. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2014 increased 10% to $32.1 million and 13% to $109.6 million, respectively, from the comparable 2013 periods. These increases were primarily attributable to cost reductions realized in connection with the June 2013 restructuring initiative and other cost reduction initiatives.
International Pharmaceuticals. Adjusted income from continuing operations before income tax from our International Pharmaceuticals segment for the three and nine months ended September 30, 2014 related primarily to the results Paladin, which we acquired in February 2014, and Somar, which we acquired in July 2014.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three and nine months ended September 30, 2014 increased 19% to $97.3 million and 3% to $246.8 million, respectively, from the comparable 2013 periods. These increases in the loss were primarily attributable to the previously discussed increases in interest expense, partially offset by decreased operating expenses, primarily resulting from the June 2013 restructuring initiative and other cost reduction initiatives.

Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment adjusted income from continuing operations before income tax:	$329,480	$302,533	$882,680	$873,735
Corporate unallocated costs	(97,326)	(81,975)	(246,763)	(238,641)
Upfront and milestone payments to partners	(13,448)	(3,092)	(34,953)	(11,064)
Asset impairment charges	—	(807)	—	(4,756)
Acquisition-related and integration items (1)	(6,932)	(1,493)	(71,819)	(3,876)
Separation benefits and other cost reduction initiatives (2)	(8,230)	(20,673)	(19,970)	(85,929)
Excise tax (3)	1,000	—	(54,300)	—
Amortization of intangible assets	(70,806)	(44,987)	(194,273)	(143,326)
Inventory step-up	(17,364)	—	(40,089)	—
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(1,992)	(5,704)	(11,307)	(16,816)
Loss on extinguishment of debt	(2,027)	—	(31,712)	(11,312)
Watson litigation settlement income, net	—	14,628	—	50,400
Certain litigation-related charges, net (4)	(483,926)	(44,600)	(1,157,885)	(193,969)
Charge related to the non-recoverability of certain non-trade receivables	—	—	(10,000)	—
Net gain on sale of certain early-stage drug discovery and development assets	150	—	4,000	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	5,740	—	5,740	—
Charge for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014	(24,972)	—	(24,972)	—
Other, net	(161)	—	(161)	1,048
Total consolidated (loss) income from continuing operations before income tax	$(390,814)	$113,830	$(1,005,784)	$215,494
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $1.5 million and $10.5 million during the three and nine months ended September 30, 2014, respectively, compared to $5.6 million and $46.8 million for the three and nine months ended September 30, 2013, respectively. Additionally, amounts during the three and nine months ended September 30, 2014 include costs associated with the sale of our HealthTronics business and changes in estimates related to certain cost reduction initiative accruals. Additionally, the amount of separation benefits and other cost reduction initiatives during the three and nine months ended September 30, 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Condensed Consolidated Statements of Operations. Refer to Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	This amount represents charges related to the expense for the reimbursement of director's and certain employee's excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

(4)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs for the three and nine months ended September 30, 2014 and 2013.

2014 Outlook.
We estimate that our 2014 total revenues will be between $2.80 billion and $2.88 billion. This estimate is based on our expectation of growth for company revenues from our core products and acquisitions. The revenue outlook includes our recent acquisitions of Boca, Paladin, Sumavel, DAVA and Somar. Gross profit as a percentage of total revenues is expected to decrease when compared to 2013 primarily as a result of the simultaneous growth in lower margin generic pharmaceutical product sales and decline in higher margin branded pharmaceutical sales in 2014. The continued implementation of a lean operating model is expected to lead to a year-over-year decrease in operating expenses. The Company announced a series of cost reduction initiatives in June 2013 as part of the implementation of the new operating model that included a reduction of worldwide headcount, streamlining of general and administrative expenses, optimization of commercial spend and refocusing research and development efforts onto lower-risk projects and higher-return investments. The Company also intends to seek growth both internally and through acquisitions. There can be no assurance that the Company will achieve these results.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $716.7 million at September 30, 2014 compared to $1.2 billion at December 31, 2013. Working capital at September 30, 2014 includes $149.6 million of restricted cash and cash equivalents which is held in Qualified Settlement Funds for mesh product liability settlement agreements and $60.1 million of restricted cash and cash equivalents which is held to provide certain covered individuals with a payment with respect to the excise tax on the Paladin transaction (as further described in our Annual Report on Form 10-K for the year ended December 31, 2013). In addition, we have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled approximately $708.5 million at September 30, 2014 compared to $526.6 million at December 31, 2013.
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
We depend on patents or other forms of intellectual property protection for most of our branded pharmaceutical revenues, cash flows and earnings. In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of EPI's key pharmaceutical products, including but not limited to Lidoderm® and both the original and crush-resistant formulations of Opana® ER. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. To the extent these manufacturers have been or will be successful in these patent challenges and in obtaining FDA approval of these generic products, the impact of generic competition has caused and may cause a further decline in future revenue from the affected products. Such revenue declines could have a material adverse effect on our future liquidity and financial position. However, the extent to which our revenues will be affected in future periods is subject to a number of uncertainties. Our goal is to mitigate the effect of these competitive activities by leveraging growth across the remainder of our portfolio and by acquiring and in-licensing additional products, product rights or technologies. Additionally, in 2013 the Company outlined and implemented strategic, operational and organizational steps to reduce annual operating expenses, execute strategic alternatives for our branded pharmaceutical discovery platform, enhance organic growth drivers across business lines through more effective execution, pursue accretive acquisitions within a disciplined capital allocation framework and attract, retain and develop talent across the organization within the context of a lean operating model.
Beyond 2014, we expect cash generated from operations together with our cash, cash equivalents and unused revolving credit facility to continue to be sufficient to cover cash needs for working capital and general corporate purposes, including certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, our currently approved ordinary share repurchase plan and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of our acquisition efforts we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.

On October 9, 2014, the Company announced that it had entered into a definitive agreement (the Merger Agreement) under which Endo will acquire all of the outstanding shares of common stock of Auxilium Pharmaceuticals, Inc. for a per share consideration of $33.25 in a cash and stock transaction valued at approximately $2.9 billion. The per share consideration represents a premium of 55% to Auxilium's closing price on September 16, 2014, the day Endo made public its proposal for Auxilium. Subject to aggregate cash and equity consideration limits, Auxilium stockholders may elect one of three options with respect to transaction consideration: 100% equity which equates to 0.488 Endo shares per Auxilium share, 100% cash which equates to $33.25 per Auxilium share or a standard election of an equal mix of $16.625 in cash and 0.244 Endo shares per Auxilium share. The total cash consideration will not exceed 50% of the total equity value and the equity consideration will not exceed 75% of the total equity value. The transaction is expected to close in the first half of 2015 and is subject to the approval of Auxilium's stockholders, regulatory approval in the U.S., and other customary closing conditions. Citigroup Global Markets, Inc. has committed to provide debt financing for the transaction, consisting of a $1.5 billion incremental Term Loan B Credit Facility, on the terms and subject to the conditions set forth in a commitment letter dated as of October 8, 2014. The Company may choose to utilize a combination of debt financing arrangements to fund the transaction.

In connection with Merger Agreement, Endo advanced to QLT, Inc. (QLT) the amount required to fund the payment of a termination fee of $28.4 million (QLT Termination Fee Loan) to terminate its agreement with Auxilium. QLT terminated its agreement with Auxilium effective October 8, 2014. The QLT Termination Fee Loan is to be repaid, together with interest thereon, within 12 months of the day after signing the Merger Agreement (October 10th, 2015), or sooner under certain circumstances.

The Merger Agreement contains certain termination rights for both the Endo and Auxilium, including in the event that the transaction is not consummated by April 10, 2015, subject to extension by the parties to July 8, 2015 in the event that regulatory approvals have not been received. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Auxilium may be required to pay Endo a termination fee of $70.0 million and reimburse Endo for the $28.4 million QLT Termination Fee Loan. Endo is required to pay Auxilium a termination fee of $150.0 million if Endo terminates the Merger Agreement due to a change in U.S. federal tax law (whether or not such change in law is yet effective) after the date of the Merger Agreement that, as a result of consummating the transactions contemplated by the Merger Agreement once effective, would have a material adverse effect on Endo or Auxilium terminates the agreement because Endo fails to confirm within a specified period that Endo has no right to terminate the Merger Agreement following a change in tax law.
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
For further discussion relating to the Company's credit facility, refer to Note 11. Debt in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
In addition, in connection with the Paladin transaction, the Company assumed approximately $23.8 million of previously existing debt entered into by Paladin's subsidiary, Litha.
On June 30, 2014, we issued, through a private placement, $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes) at an issue price of par. Because the notes were not initially registered, the notes were offered only in transactions that were exempt from registration under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we offered the 2023 Notes in the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The 2023 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015. The 2023 Notes will mature on January 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the Indenture incorporated by reference herein. Endo issued the 2023 Notes for general corporate purposes, which included acquisitions, including the acquisition of DAVA.

At September 30, 2014, the Company's senior note indebtedness includes senior notes with aggregate principal amounts totaling $2.7 billion, including the New 2022 Notes and the 2023 Notes. These notes mature between 2019 and 2023, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.
At September 30, 2014, our indebtedness included 1.75% Convertible Senior Subordinated Notes due April 15, 2015. In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest. In addition, in July 2014 we repurchased approximately $40.0 million aggregate principal amount of the Convertible Notes for approximately $95.2 million, which included the issuance of 798,367 ordinary shares valued at approximately $55.2 million. The combined repurchases during 2014 reduced the outstanding principal amount of the Convertible Notes to approximately $98.8 million. In connection with the May 2014 and July 2014 repurchases, we charged $14.8 million and $2.0 million, respectively, to expense, representing the differences between the fair value of the repurchased debt components and their carrying amount, as well as third-party costs related to the transactions. The expenses were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a combined decrease to Additional paid-in capital in the amount of $365.0 million, representing the fair value of the equity component of the repurchased Convertible Notes.
In connection with the May 2014 and July 2014 Convertible Notes repurchase activity, we entered into agreements with the note hedge counterparty to settle a portion of the call options and warrants. In connection with these agreements, as part of the May 2014 and July 2014 repurchases, we settled call options representing the right to purchase approximately 8.2 million and 1.4 million ordinary shares, respectively, for total cash consideration paid by the counterparty of $302.1 million and $54.2 million, respectively, which were recorded as increases to Additional paid-in capital. The remaining call options, which allow us to purchase up to approximately an additional 3.4 million of our ordinary shares at a strike price of $29.20 per share, expire on April 15, 2015 and must be net-share settled. In connection with these agreements, as part of the May 2014 and July 2014 repurchases, we also settled approximately 8.2 million and 1.4 million, respectively, of warrants for cash consideration paid by EHSI of $242.2 million and $42.3 million, respectively, which were recorded as reductions to Additional paid-in capital. Subsequent to these transactions, the holders of the remaining warrants have the option to purchase up to approximately 3.4 million of our ordinary shares at strike price of $40.00 per share. The remaining warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. The remaining warrants have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise. We continue to evaluate our options with respect to the remaining outstanding Convertible Notes and may elect to repurchase additional Convertible Notes in the future together with a proportionate amount of the associated instruments.
For further discussion relating to the Company's Convertible Notes, refer to Note 11. Debt in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

For discussion on the dilutive impact of the Company's Convertible Notes on the net (loss) income per share, refer to Note 18. Net (Loss) Income Per Share in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
The following table provides the range of shares that would be included in the dilutive net (loss) income per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2014				(1)	Three Months Ended June 30, 2014
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$67.32	$70.86		$74.40	$77.95	$63.52	$66.86		$70.20	$73.55
Impact on dilutive shares:
Convertible notes	7,359	7,641		7,896	8,128	4,905	5,122		5,318	5,497
Warrants	5,276	5,662		6,011	6,329	3,300	3,597		3,866	4,110
	12,635	13,303	(2)	13,907	14,457	8,205	8,719	(3)	9,184	9,607

	Three Months Ended September 30, 2014				(1)
	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$62.58	$65.87		$69.16	$72.46
Impact on dilutive shares:
Convertible notes	2,001	2,088		2,018	2,084
Warrants	1,356	1,476		1,473	1,565
	3,357	3,564	(2)	3,491	3,649
__________

(1)
Because the Company reported a Net loss from continuing operations attributable to Endo International plc during the three months ended March 31, 2014 and September 30, 2014, the Convertible Notes and Warrants had no dilutive impact during these periods and would not have had a dilutive impact given any of the assumed share prices above. Therefore, these amounts are included for informational purposes only and are not indicative of actual results or results that would have occurred given the assumed share prices above.

(2)
Represents, for the three months ended March 31, 2014 and September 30, 2014, the amount that would have been included in total diluted shares outstanding of 145.4 million and 159.0 million, respectively, had the Company reported Net income from continuing operations attributable to Endo International plc as opposed to a Net loss from continuing operations attributable to Endo International plc.

(3)	Represents the amount included in total diluted shares outstanding of 163.4 million for the three month period ended June 30, 2014.
Working capital. The components of our working capital and our liquidity at September 30, 2014 and December 31, 2013 are below (dollars in thousands):

	September 30, 2014	December 31, 2013
Total current assets	$2,981,503	$2,854,507
Less: total current liabilities	(2,264,756)	(1,696,672)
Working capital	$716,747	$1,157,835
Current ratio	1.3:1	1.7:1
Days sales outstanding	48	45
Working capital decreased by $441.1 million from December 31, 2013 to September 30, 2014. This decrease related primarily to payment of the non-current portion of prior term loans, cash used for the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA, an increase in the accrual related to mesh product liability, cash used for deferred financing costs, cash used to settle a portion of the warrants and call options associated with our convertible notes and cash used for the purchases of property, plant and equipment. These decreases were partially offset by proceeds from the term loans and senior notes, cash from the sale of HealthTronics and cash from the exercise of options.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$232,204	$272,472
Investing activities	(378,843)	(126,989)
Financing activities	312,705	(100,473)
Effect of foreign exchange rate	(1,547)	1,159
Net increase in cash and cash equivalents	$164,519	$46,169
Net cash provided by operating activities. Net cash provided by operating activities was $232.2 million for the nine months ended September 30, 2014 compared to $272.5 million provided by operating activities in the comparable 2013 period.
Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees, as well as tax payments in the ordinary course of business.
The $40.3 million decrease in Net cash provided by operating activities for the nine months ended September 30, 2014 compared to the comparable 2013 period was primarily the result of the timing of cash collections and cash payments, including payments to settle certain litigation matters of approximately $199.0 million, which included the Department of Justice settlement related to the sale, marketing and promotion of Lidoderm® and an annual royalty payment to Teikoku of approximately $35.0 million, and a decrease in sales due to generic competition on certain branded pharmaceutical products. These decreases were partially offset by an increase in cash due to improved operating performance and cash provided from acquisitions.
Net cash used in investing activities. Net cash used in investing activities was $378.8 million for the nine months ended September 30, 2014 compared to $127.0 million used in investing activities in the comparable 2013 period. This $251.9 million increase in cash used in investing activities relates primarily to an increase in cash used for acquisitions related to the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA of $1,049.0 million and an increase in restricted cash and cash equivalents of $215.3 million, partially offset by a decrease in restricted cash and cash equivalents of $770.0 million, proceeds from the sale of marketable securities of $85.1 million, a $66.0 million net change in proceeds from or payments to settlement escrow and an increase to proceeds from sale of business of $55.2 million, primarily related to the sale of the HealthTronics business.
Net cash provided by (used in) financing activities. Net cash provided by financing activities was $312.7 million for the nine months ended September 30, 2014 compared to $100.5 million used in financing activities in the comparable 2013 period. Items contributing to this $413.2 million fluctuation in cash provided by financing activities include proceeds from the issuance of term loans and senior notes of $1.5 billion and $750.0 million, respectively, partially offset by an increase in principal payments on term loan indebtedness totaling $1.3 billion, net cash payments of $516.5 million used to repurchase a portion of our Convertible Notes and a proportionate amount of the associated warrants and call options and an increase in cash paid for deferred financing fees of $51.8 million.
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
As of September 30, 2014, the Company's product liability accrual for vaginal mesh cases totaled $1.63 billion for all known pending and estimated future claims related to vaginal mesh cases. Approximately $728.2 million of the total liability amount shown above is expected to be paid by September 30, 2015 with the remainder to be paid over time. AMS expects to fund the payments under all settlements in 2014, 2015, 2016 and 2017.
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
Growth Opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements, acquisitions of businesses, product rights or technologies, and strategic alliances and promotional arrangements which could require significant capital resources. We intend to continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. Through execution of our business strategy we intend to focus on developing new products both internally and with contract and collaborative partners; expanding the Company’s subsidiaries' product lines by acquiring new products and technologies in existing therapeutic and complementary areas, including international opportunities; increasing revenues and earnings through sales and marketing programs for our subsidiaries' innovative product offerings and effectively using the Company’s and its subsidiaries' resources; and providing additional resources to support our generics business.
Non-U.S. operations. Fluctuations in foreign currency rates resulted in net gains of $5.4 million and $1.0 million, respectively, during the three and nine months ended September 30, 2014. This compares to a net gain of less than $0.1 million during the three months ended September 30, 2013 and a net loss of $1.0 million during nine months ended September 30, 2013.
Contractual Obligations. As of September 30, 2014, other than the debt-related transactions described above and in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q and the mesh-related product liability settlement agreements described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For discussion of recent accounting pronouncements, refer to Note 2. Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and transact business in various foreign countries and are therefore subject to risks associated with foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. Additionally, certain of the Company's subsidiaries maintain their books of record in currencies other than their respective functional currencies. These subsidiaries' financial statements are remeasured into their respective functional currencies using current or historical exchange rates. Such remeasurement adjustments could have an adverse effect on the Company's results of operations. Fluctuations in foreign currency rates resulted in net gains of $5.4 million and $1.0 million, respectively, during the three and nine months ended September 30, 2014. This compares to a net gain of less than $0.1 million during the three months ended September 30, 2013 and a net loss of $1.0 million during nine months ended September 30, 2013.
For additional quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk." of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014. Our exposures to market risk have not changed materially since December 31, 2013.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the nine months ended September 30, 2014. As permitted by the Securities and Exchange Commission, management has elected to exclude these entities from its assessment of the effectiveness of its internal controls over financial reporting as of September 30, 2014. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in early 2015. As such, there have been changes during the nine months ended September 30, 2014 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.
Additionally, in 2013, we began the implementation of a new Enterprise Resource Planning (ERP) system. This implementation was planned in phases to correspond with the needs of the Company. Due to this implementation, internal controls have changed in various functional areas within the company. Management has taken steps so that the appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue through the end of 2014.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.

Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014 and in the Current Report on 8-K filed with the Securities and Exchange Commission on June 25, 2014, are incorporated into this document by reference. There have been no material changes to the risk factors disclosed therein, except for the addition of the following:
Failure to consummate the transaction with Auxilium Pharmaceuticals, Inc. could negatively impact our share price and our future business and financial results.
If the Auxilium Pharmaceuticals transaction is not consummated, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the transaction, we will be subject to a number of risks, including the following:

•	we will be required to pay costs and expenses relating to the proposed transaction, despite it not closing;

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay to Auxilium a termination fee equal to $150.0 million, subject to reduction in certain circumstances; and

•
matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

If the merger is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In July 2014, we issued an aggregate of 798,367 ordinary shares (valued at approximately $55.2 million) and paid approximately $40.0 million in cash in exchange for approximately $40.0 million aggregate principal amount of the Convertible Notes, thereby reducing the outstanding principal amount of the Convertible Notes to approximately $98.8 million. The issuance of these ordinary shares was effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.
Purchase of Equity Securities
The following table sets forth information with respect to purchases made by or on behalf of the Company of ordinary shares of the Company during the indicated periods:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
July 1, 2014 to July 30, 2014	—	—	—	$250,000,024
August 1, 2014 to August 31, 2014	—	—	—	$250,000,024
September 1, 2014 to September 30, 2014	—	—	—	$250,000,024
Total	—	—	—
__________

(1)
In August 2012, our Board of Directors approved a share repurchase program (the 2012 Share Repurchase Program). The 2012 Share Repurchase Program authorizes the Company to repurchase in the aggregate of up to $450.0 million of shares of its outstanding ordinary shares and is set to expire on March 31, 2015. The amounts above reflect shares remaining under the 2012 Share Repurchase Plan at September 30, 2014. All shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

In connection with the July 2014 Convertible Notes repurchase activity, we also entered into agreements with the note hedge counterparty to settle a portion of the call options and warrants. Pursuant to these agreements, we settled call options representing the right to purchase approximately 1.4 million ordinary shares for total cash consideration paid to us by the counterparty of $54.2 million. The remaining call options, which cover approximately 3.4 million of our ordinary shares and have a strike price of $29.20 per share, expire on April 15, 2015 and, upon exercise, will be settled through the delivery by the counterparty of shares and/or cash based on the amount by which the volume-weighted average price of our ordinary shares during an averaging period exceeds the strike price of the call options. Also pursuant to these agreements, we also settled approximately 1.4 million of warrants for cash consideration paid by us of $42.3 million. Subsequent to these transactions, the holders of the remaining warrants have the option to purchase up to approximately 3.4 million of our ordinary shares at strike price of $40.00 per share.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 10, 2014

Exhibit Index

Exhibit No.	Title

2.1
Agreement and Plan of Merger by and among Auxilium Pharmaceuticals, Inc., Endo International plc, Endo U.S. Inc. and Avalon Merger Sub Inc., dated as of October 8, 2014 (incorporated by reference to Exhibit 2.1 of Endo International plc's Current Report on Form 8-K, filed with the Commission on October 9, 2014).

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

10.196
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019.

10.197
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019.

10.198
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020.

10.199
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020.

10.200
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022.

10.201
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022.

10.202
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuer, the Co-Obligor, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022.

10.203
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023.

10.204
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, LLC, relating to the 5.375% Senior Notes due 2023.

10.205
Amended and Restated Commitment Letter, dated as of October 30, 2014, among Endo Limited, Citigroup Global Markets Inc., Citibank, N.A., Citicorp USA, Inc., Citicorp North America, Inc., Royal Bank of Canada, Goldman Sachs Bank USA, Barclays Bank PLC, Sumitomo Mitsui Banking Corporation, Fifth Third Bank, Credit Suisse Securities (USA) LLC, Credit Suisse AG, TD Securities (USA) LLC, Toronto Dominion (Texas) LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association.

16.1
Letter Regarding Change in Certifying Accountant, dated June 13, 2014 (incorporated by reference to Exhibit 16.1 of Endo International plc’s Current Report on Form 8-K, filed with the commission on June 13, 2014).

21	Subsidiaries of the Registrant.

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Title
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Endo International plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.