Form 10-K
period 2014-12-31
Endo International plc
filed 2015-03-02
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to
Commission file number: 001-36326
____________________________________________________________________________________________
ENDO INTERNATIONAL PLC
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________________________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Minerva House, Simmonscourt Road, Ballsbridge, Dublin 4, Ireland	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
011-353-1-268-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market, The Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.							Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.							Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).							Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014 was $10,672,010,775 based on a closing sale price of $70.02 per share as reported on the NASDAQ Global Select Market on June 30, 2014. Shares of the registrant’s ordinary shares held by each officer and director and each beneficial owner of 10% or more of the outstanding ordinary shares of the registrant have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting ordinary shares authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares as of February 20, 2015: 177,510,231
Documents Incorporated by Reference
Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2015 Annual General Meeting, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014.

ENDO INTERNATIONAL PLC
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Part I, Item 1A. of this report "Risk Factors", supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A., we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

PART I
Item 1.        Business
Overview
Endo International plc is an Ireland-domiciled, global specialty healthcare company focused on branded and generic pharmaceuticals and devices. We aim to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of branded and generic drugs and medical devices to meet patients’ needs. Our major subsidiary in the United States is Endo Health Solutions Inc. (EHSI), which is based in Malvern, Pennsylvania, and is the headquarters for our United States operations. References throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
We regularly evaluate and, where appropriate, execute on opportunities to expand through the acquisition of products and companies in areas that will serve patients and customers and that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities.
On January 29, 2015, we acquired Auxilium Pharmaceuticals, Inc. (Auxilium), a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specific patients’ needs. Auxilium, with a broad range of first- and second-line products across multiple indications, is an emerging leader in the men’s healthcare sector and has strategically focused its product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas.
In November 2010, EHSI acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals (Qualitest)), a leading U.S.-based privately held generics company. Qualitest provides high-quality generic pharmaceuticals. Qualitest, with the recent acquisitions of Boca Pharmacal LLC (Boca) in February 2014 and DAVA Pharmaceuticals, Inc. (DAVA) in August 2014, is the third largest U.S. generics company based on extended units sold. Qualitest’s product portfolio is comprised of over 775 products within over 140 product families. The product portfolio includes tablets, capsules, creams, ointments, suppositories, and liquids.
In June 2011, EHSI acquired American Medical Systems Holdings, Inc. (AMS), a provider of devices and therapies for treating male and female pelvic health conditions. On March 1, 2015, the Transactions Committee of the Board of Directors approved a plan to sell the Company’s AMS business, which comprises the entirety of our Devices segment.  Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation for up to $1.65 billion, with $1.6 billion in upfront cash. The Company is also eligible to receive a potential milestone payment of $50 million in cash conditioned on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health components in 2016. The transaction with Boston Scientific Corporation is expected to close in the third quarter of 2015, subject to customary conditions, including the expiration or termination of any applicable waiting periods under applicable competition laws. In addition, the Company is currently evaluating strategic alternatives for the Women’s Health component of the AMS business.
On February 28, 2014, EHSI acquired all of the shares of Paladin Labs Inc. (Paladin) and a subsidiary of ours merged with and into EHSI, with EHSI surviving the merger. As a result of these transactions, the former shareholders of EHSI and Paladin became the shareholders of Endo International plc, a public limited company organized under the laws of Ireland, and both EHSI and Paladin became our indirect wholly-owned subsidiaries.
Paladin is a specialty pharmaceutical company focused on acquiring and in-licensing innovative pharmaceutical products for the Canadian and world markets. Paladin’s key products serve growing therapeutic areas, including attention deficit hyperactivity disorder (ADHD), pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling interest in Laboratorios Paladin S.A. de C.V. in Mexico and Litha Healthcare Group Limited in South Africa.
Prior to the closing of the Paladin acquisition, we operated across our diversified businesses in four key segments, Endo Pharmaceuticals, Qualitest, AMS and HealthTronics, in key therapeutic areas including pain management, urology, oncology and endocrinology. On February 28, 2014, we announced the commencement of reporting our diversified businesses in four key segments, U.S. Branded Pharmaceuticals, U.S. Generic Pharmaceuticals, Devices and International Pharmaceuticals. The first three segments are generally aligned with the previously mentioned first three key segments, namely, Endo Pharmaceuticals, Qualitest and AMS. Our operation of the International Pharmaceuticals business commenced following the Paladin acquisition. The operating results of our HealthTronics business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations. Our revenue associated with our HealthTronics business was $14.4 million, $207.2 million and $211.6 million in 2014, 2013 and 2012, respectively. In January 2014, EHSI entered into a definitive agreement to sell our HealthTronics business and the sale was completed on February 3, 2014. Our segments are further discussed in Note 6. Segment Results in the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" and in Part II, Item 7. of this report

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Business Segment Results Review”.
We have a portfolio of branded pharmaceuticals offered by our U.S. Branded Pharmaceuticals segment that includes established brand names such as Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Fortesta® Gel, Frova®, Supprelin® LA, Valstar®, Vantas®, Sumavel® DosePro®, Aveed® and Natesto™. Our branded pharmaceuticals comprised approximately 34%, 53% and 60% of our total revenues in 2014, 2013 and 2012, respectively, with 5%, 23% and 34% of our total revenues coming from Lidoderm® in 2014, 2013 and 2012, respectively. Our non-branded U.S. Generic Pharmaceuticals portfolio, which accounted for 40%, 28% and 22% of total revenues in 2014, 2013 and 2012, respectively, currently consists of products primarily focused in pain management through a differentiated portfolio of controlled substances and liquids. Our Devices segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH or prostate health) therapy. Devices accounted for 17%, 19% and 18% of total revenues in 2014, 2013 and 2012, respectively. The International Pharmaceuticals segment, which accounted for 9% of total revenues in 2014, includes a variety of specialty pharmaceutical products and certain medical devices for the Canadian, Latin American, South African and world markets, which we acquired from Paladin and Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), which we acquired in July 2014. Paladin’s key products serve growing therapeutic areas, including ADHD, pain, urology and allergy. Somar develops, manufactures and markets high-quality generic, branded generic and over-the-counter products across key market segments including dermatology and anti-infectives. Across all of our businesses, we generated total revenues of $2.88 billion, $2.62 billion and $2.82 billion in 2014, 2013 and 2012, respectively.
The ordinary shares of Endo International plc are traded on The NASDAQ Global Market under the ticker symbol ENDP and on the Toronto Stock Exchange under the ticker symbol ENL. References throughout to “ordinary shares” refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc’s ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. Our global headquarters are located at Minerva House, Simmonscourt Road, Ballsbridge, Dublin 4, Ireland (telephone number: 011-353-1-268-2000) and our U.S. headquarters are located at 1400 Atwater Drive, Malvern, Pennsylvania 19355 (telephone number: (484) 216-0000).

Our Strategy
Our strategy is focused on continuing our progress in becoming a leading global specialty healthcare company. Through a lean and efficient operating model, we are committed to serving patients and customers while continuing to innovate products that make a difference in the lives of patients. We strive to maximize shareholder value by adapting to market realities and customer needs.
We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. Specific areas of management’s focus in each of our segments include:

•	U.S. Branded Pharmaceuticals: Enhancing performance of organic growth drivers, increasing profitability from our mature brands and investing in key late-stage pipeline opportunities.

•
U.S. Generic Pharmaceuticals: Capitalizing on encouraging demand trends for a differentiated portfolio of controlled substances and liquids and more effective research and development (R&D) investment by targeting low-risk, high-return opportunities in generics.

•	Devices: Utilizing our leading position in urology to enhance demand for its unique products and services in attractive growth markets.

•	International Pharmaceuticals: Investing in high growth business segments with durable revenue streams and where physicians play a significant role in choosing the course of therapy.
We remain committed to R&D across each business unit with a particular focus on development capabilities and near-term revenue generating assets. We also seek to identify incremental development growth opportunities through acquisitions and product licensing.
In addition to a focus on organic growth drivers, we are also actively pursuing accretive acquisitions that offer attractive cost synergies, enhance our strategic position and accelerate future growth. Since 2013, we have completed the following acquisitions: Paladin Labs Inc., Boca Pharmacal LLC, Sumavel® DosePro® (Sumavel), Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable, DAVA Pharmaceuticals, Inc., Natesto™ (Natesto) and Auxilium Pharmaceuticals, Inc. See Note 5. Acquisitions and Note 23. Subsequent Events in the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" and Part II, Item 7. of this report "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
Our Competitive Strengths
To successfully execute our strategy, we must continue to capitalize on our following core strengths:
Continuing proactive diversification of our business to become a leading global specialty healthcare company. In light of the evolving healthcare industry, we have executed a number of corporate acquisitions to diversify our business and become a leading global specialty healthcare company that includes both branded and generic prescription drugs, as well as medical devices. We regularly evaluate and, where appropriate, execute on opportunities to expand through acquisitions of products and companies in areas that will serve patients and customers and that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our product lines by acquiring or licensing rights to additional products and regularly evaluating selective acquisition and license opportunities. Such acquisitions or licenses may be effected through the purchase of assets, joint ventures and licenses or by acquiring other companies.
As a result of a series of strategic actions combined with strategic investments in our core business, we have redefined our position in the healthcare marketplace and successfully diversified our revenue base. Our acquisitions of Qualitest, AMS and Paladin have also contributed to our diversification. The acquisition of Qualitest enabled us to gain critical mass in our generics business. Through our acquisition of AMS, we manufacture medical devices primarily for the urology community. These strategic acquisitions have also enabled us to expand our international presence. In 2014, 2013 and 2012, 15.6%, 6.8% and 6.2%, respectively, of our total revenues were from sources outside the U.S.
Established portfolio of branded products. We have assembled a portfolio of branded prescription products offered by our U.S. Branded Pharmaceuticals segment to treat and manage pain and conditions in urology, oncology and endocrinology. Our branded products include: Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Vantas®, Valstar® , Sumavel® DosePro®, Aveed® and Natesto™. For a more detailed description of each of our products, see “Products Overview.”
Research and development expertise. Our research and development efforts are focused on the development of a balanced, diversified portfolio of innovative and clinically differentiated products. Our current portfolio of assets uniquely addresses unmet needs in the areas of pain management, urology, oncology and endocrinology. Through our acquisition of AMS, we expanded our expertise in the development of medical devices. Through our acquisition of Qualitest, we increased our efforts to seek out and develop generic products with complex formulations and high barriers to market entry. We remain committed to research and development across each business unit with a particular focus on near-term revenue generating assets with inherently lower risk profiles and clearly defined regulatory pathways. Our current R&D pipeline consists of products in various stages of development. In the United States, the U.S. Branded Pharmaceuticals segment currently has one New Drug Application (NDA) on file with the U.S. Food and Drug Administration (FDA) and the U.S. Generic Pharmaceuticals segment has approximately 90 products in various stages of development, including Abbreviated New Drug Applications (ANDAs). We also have initiated development efforts for medical devices and have multiple programs at concept and development stages across urology, uro-oncology, endocrinology and urogynecology. In addition, we have submitted applications for regulatory approval of various products in our international markets. For a more detailed description of our development pipeline, see “Select Products in Development.”
At December 31, 2014, our research and development and regulatory affairs staff consisted of 262 employees, based primarily in Minnetonka, Minnesota, San Jose, California, Huntsville, Alabama and at our U.S. headquarters in Malvern, Pennsylvania. We also have a growing research and development presence in our global headquarters in Dublin, Ireland. Our research and development expenses were $154.2 million, $142.5 million and $219.1 million in 2014, 2013 and 2012, respectively, including upfront and milestone payments of $37.9 million, $11.4 million and $57.9 million, respectively.
Targeted sales and marketing infrastructure. We market our branded products directly to physicians primarily in the United States through a sales force of over 600 individuals in the pharmaceutical product and device markets. We market our products to primary care physicians and specialty physicians, including those specializing in pain management, orthopedics, neurology, rheumatology, surgery, anesthesiology, urology and pediatric endocrinology. Our sales force also targets retail pharmacies and other healthcare professionals throughout the U.S. We distribute our products principally through independent wholesale distributors, but we also sell directly to retailers, clinics, government agencies, doctors and retail and specialty pharmacies. Our marketing policy is designed to assure that products and relevant, appropriate medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate healthcare professionals throughout the U.S. We work to gain access to healthcare authority, pharmacy benefit managers and managed care organizations’ formularies (lists of recommended or approved medicines and other products), including Medicare Part D plans and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications.
Expanding focus on generic products. We develop generic products including those that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. Our business model continues to focus on being the lowest-cost producer of products in categories with high barriers to entry and lower levels of competition. Our U.S. Generic Pharmaceuticals segment is focused in categories where there are fewer challenges from low-cost operators in markets such as China and India, with approximately 36% of our generic product portfolio being comprised of controlled substances, which cannot be manufactured off-shore and imported into the U.S. In addition, approximately 7% of our generic product portfolio is made up of liquids, which are uneconomical to ship to the U.S. We expect to continue to improve our overall profitability by optimizing our portfolio for high volume and growth while strengthening our U.S. generics competitive position, product pipeline, portfolio and capabilities.
Manufacturing and distributing medical devices. Through our Devices segment, we manufacture medical devices for various pelvic health disorders. Specifically, the Devices segment includes a diverse product portfolio that treats men’s incontinence, erectile dysfunction, benign prostatic hyperplasia, women’s incontinence and pelvic floor repair. These devices strengthen our leading core urology franchise, where we remain focused on expanding the markets for our products because the portion of afflicted patients seeking treatment remains relatively low. When patients seek treatment, they generally begin with options that will be as minimally invasive as possible, such as pharmaceutical therapies. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner and not with a surgical specialist. If less invasive options have proven unsuccessful, patients and their physicians may consider surgery as a solution. Sales of these products benefit from an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, minimally invasive solutions and increasing patient and physician awareness of these treatments.
Cash flow from operations. We have historically generated significant cash flow from operations due to a unique combination of strong brand equity, attractive margins and low capital expenditures. For the year ended December 31, 2014, we generated $337.8 million of cash from operations. We expect to continue to maintain sufficient liquidity to give us flexibility to make strategic investments in our business. As of December 31, 2014, we had $411.1 million of cash and cash equivalents and marketable securities and up to approximately $750.0 million of availability under the Revolving Credit Facility.
Experienced and dedicated management team. Our senior management team has a proven track record of building businesses through licensing and acquisitions. Their expertise has contributed to identifying and consummating such acquisitions. Since February 2013, members of our management team have led the consummation of seven acquisitions (Boca, Paladin, Sumavel, Somar, DAVA, Natesto and Auxilium).

Our Areas of Focus
Pharmaceutical Products Markets
Pain Management Market
According to IMS Health data, the total U.S. market for pain management pharmaceuticals, excluding over-the-counter products, totaled $33.4 billion in 2014. This represents an approximate 10% compounded annual growth rate since 2010. Our primary area of focus within this market is analgesics. In 2014, analgesics were the third most prescribed medication in the U.S. with over 300 million prescriptions written for this classification. The U.S. sales for the analgesic non-narcotic and anti-arthritic markets were $24.3 billion with a compound annual growth rate of 15% since 2010. The analgesic non-narcotic and anti-arthritic markets had over 175 million prescriptions written in 2014, representing about 40% of the U.S. prescription pain management market. Opioid analgesics are a segment that comprised approximately 89% of the total analgesic prescriptions for 2014 and represented about 60% of the overall U.S. prescription pain management market. Total U.S. sales for the opioid analgesic segment were $9.1 billion in 2014, representing a compounded annual growth rate of 1% since 2010.
We currently market Opana® ER and Percocet® in the opioid analgesics segment as an option for appropriate patients. Lidoderm® is marketed for the relief of pain associated with post-herpetic neuralgia.
Endo gained presence in the osteoarthritis market competing in the analgesic non-narcotic and anti-arthritic classes with the launch of Voltaren® Gel in 2008.
In May 2014, we began shipping Sumavel® DosePro® upon closing of the product acquisition from Zogenix, Inc. This needle-free sumatriptan injection builds our presence in the migraine treatment market where we currently sell Frova® as an oral option for patients. There are approximately 36 million patients in the U.S. suffering from migraines. The symptoms and speed of onset of migraines vary from patient to patient, which often leads healthcare providers to use many products from the same class.
In addition to our branded pharmaceutical products, we also market generic products in these markets.
Urology, Urologic Oncology and Endocrinology Markets
Endo has a number of key treatment offerings within the urology, urologic oncology and endocrinology markets, specifically the men’s health sector with testosterone replacement therapies, the urologic oncology sector and the central precocious puberty (CPP) therapeutic sector.
Central Precocious Puberty (CPP)—In a recent study, the incidence of CPP reported from national registries in the European Union subdivided by gender and age at diagnosis was approximately one per 10,000 in girls who were younger than four years, thereafter gradually rising to eight per 10,000 for girls aged five to nine years. The incidence in boys younger than eight years was approximately one per 10,000. Recent market research indicates that girls in the U.S. are physically maturing at an earlier age than they did 30 years ago, and the number of girls diagnosed with precocious puberty is on the rise. In the U.S., 6,000 patients are estimated to have CPP with approximately 2,000 diagnosed annually. CPP is treated by pediatric endocrinologists in the U.S. where there are approximately 790 practicing pediatric endocrinologists. We currently market Supprelin® LA as an option for patients with this condition.
Prostate cancer—Prostate cancer is the second most common cancer for men and the second leading cause of cancer deaths in men. According to the American Cancer Society, every year approximately 220,800 men in the U.S. are diagnosed with prostate cancer and 27,540 die from this disease. We currently market Vantas® as an option for patients with this condition.
Bladder cancer—There are more than 500,000 people in the U.S. with a history of bladder cancer, which is the fourth most common cancer among men in the U.S. The American Cancer Society estimated approximately 74,000 new cases of bladder cancer and 16,000 deaths from this disease in the U.S. in 2015. We currently market Valstar® as an option for patients with this condition.
Bacillus Calmette-Guérin (BCG)-refractory carcinoma in situ (CIS) bladder cancer—CIS of the urinary bladder is a rare form of bladder cancer, affecting about seven of every 100 patients diagnosed with bladder cancer. Standard treatment of CIS of the urinary bladder is transurethral resection of the bladder tumor, followed by one or two courses of immunotherapy with the vaccine BCG. About 50% of patients will become refractory to BCG therapy. Valstar® intravesical therapy is the only FDA-approved treatment of carcinoma in situ of the urinary bladder in patients who are refractory to BCG immunotherapy when cystectomy (bladder removal) is not an option.
Testosterone replacement therapy (TRT) overview—In the U.S. alone, it is estimated that 13.8 million men have low testosterone levels; however, only about 9% are currently being treated. Hypogonadism, or low testosterone, is under diagnosed and under treated. Factors contributing to this include a lack of screening for low testosterone and the perceived risk of prostate cancer associated with current treatment strategies. In the U.S., TRT sales have dramatically increased from approximately $1.4 billion in 2010 to over $2.1 billion in 2014, representing a compounded annual growth rate of 11% since 2010. For TRT, our treatment offerings include Aveed® which was launched in March 2014, Fortesta® Gel and the authorized generic of Fortesta® Gel which launched in September 2014. We also expect to launch Natesto™ in early 2015.
Medical Device Markets
Through our AMS business, we offer a broad array of medical devices that deliver innovative medical technology solutions to physicians treating male incontinence, erectile dysfunction, female incontinence and BPH. The markets for our Devices segment’s products are discussed below.
Male incontinence—We estimate over 50 million men worldwide suffer from urinary incontinence, the involuntary release of urine from the body. Male incontinence may be managed with a catheter and leg bag to collect urine, or with pads and diapers to absorb the leaks. These measures are far from ideal, as they come with recurring replacement product costs, the potential for infection, embarrassing leaks and odor, a significantly diminished quality of life, and may even result in the need for managed care. We currently market the AMS 800TM artificial urinary sphincter as an option for patients with this condition.
Erectile dysfunction—Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. It is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 400 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Approximately 30% of patients using these drugs do not have a positive response. If such drugs are not effective, the patient may elect to have an implant of one of our penile prosthesis products, which provide consistent, reliable solutions. We currently market the AMS 700 MSTM Series as an option for patients with this condition.
Female incontinence—We estimate over 500 million women worldwide suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and mixed incontinence (a combination of stress and urge). Our current products in the market treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. Urge incontinence is more complex and currently not as well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. We currently market the MonarcTM subfascial hammock as an option for patients with this condition.
Pelvic floor repair—Pregnancy, labor, and childbirth are some of the primary causes of pelvic floor prolapse and other pelvic floor disorders. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries. Procedures to repair pelvic floor prolapse in women have historically been performed through the use of suture and graft materials designed for other surgical applications. AMS offers less invasive solutions for pelvic floor repair, including the ElevateTM transvaginal pelvic floor repair system.
Prostate health—AMS’s products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of BPH or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 70% of men over age 60 have some symptoms of BPH. Prior to the development of less invasive therapies, the conventional treatment for those experiencing a physical obstruction of the prostatic urethra was a surgical removal of the prostatic tissue performed under general anesthesia, known as a transurethral resection of the prostate (TURP). We offer men an alternative to a TURP, using laser therapy designed to reduce the comorbidities associated with TURP. This laser system has paved the way for creating a new standard of care in the treatment of BPH. We currently market the GreenLight™ XPS laser system as an option for patients with this condition.

Products Overview
U.S. Branded Pharmaceuticals
The following table displays the revenues to external customers of the on-market products in our U.S. Branded Pharmaceuticals for the years ended December 31 (in thousands):

	2014	2013	2012
Lidoderm®	$157,491	$602,998	$947,680
Opana® ER(1)	197,789	227,878	299,287
Voltaren® Gel(2)	179,816	170,841	117,563
Percocet®	122,355	105,814	103,406
Other brands	311,986	286,484	210,048
Total U.S. Branded Pharmaceuticals	$969,437	$1,394,015	$1,677,984
__________

(1)	Licensed marketing and development rights from Grünenthal GmbH.

(2)	Licensed marketing rights from Novartis Consumer Health, Inc.
Lidoderm®. Lidoderm® was launched in September 1999. A topical patch product containing lidocaine, Lidoderm® was the first FDA-approved product for the relief of the pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of Herpes Zoster (commonly known as shingles). Although Lidoderm® continues to receive a certain degree of protection from Orange Book-listed patents for, among other things, a method of treating post-herpetic neuralgia and the composition of the lidocaine-containing patch, in May 2012, we entered into a settlement and license agreement with Watson Pharmaceuticals, Inc. (now doing business as Actavis, Inc. and referred to herein as Watson or Actavis), which allowed Watson to launch its lidocaine patch 5%, a generic version of Lidoderm® on September 15, 2013. In May 2014, the Company's U.S. Generic Pharmaceuticals segment launched its authorized generic of Lidoderm®.
Opana® ER. Opana® ER is an opioid agonist indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Opana® ER represents the first drug in which oxymorphone is available in an oral, extended-release formulation and is available in 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg tablets. In December 2011, the FDA approved a new formulation of Opana® ER with INTAC® technology. This formulation of Opana® ER with INTAC® technology has the same dosage strengths, color and packaging and similar tablet size as original Opana® ER. Endo transitioned to this formulation in March 2012 upon successfully accelerating production of this formulation. Launches of competing generic versions of the non-crush-resistant formulation Opana® ER, which began in early 2013, adversely affected our results of operations upon launch and will likely continue to do so in the future.
Voltaren® Gel. We launched Voltaren® Gel in March 2008 upon closing of the license and supply agreement with Novartis AG and Novartis Consumer Health, Inc. Voltaren® Gel received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for the relief of joint pain of osteoarthritis in the knees, ankles, feet, elbows, wrists, and hands and became the first new product approved in the U.S. for osteoarthritis since 2001. It was the first prescription topical osteoarthritis treatment to have proven its effectiveness in both the knees and joints of the hands through clinical trials. Voltaren® Gel delivers effective pain relief with a favorable safety profile as its systemic absorption is 94% less than the comparable oral diclofenac treatment.
Percocet®. Launched in 1976, Percocet® is approved for the treatment of moderate-to-moderately severe pain.
Included in other brands in the table above are the following products:
Frova®. We began shipping Frova® tablets upon closing of the license agreement with Vernalis in mid-August 2004. Frova® is indicated for the acute treatment of migraine headaches in adults.
Fortesta® Gel and Fortesta® Gel Authorized Generic. Fortesta® Gel is a patented two percent (2%) testosterone transdermal gel and is a treatment for men suffering from hypogonadism, also known as low testosterone (Low-T). The precision-metered dose delivery system can be accurately customized and adjusted to meet individual patient needs with the appropriate dose. In August 2009, we entered into a License and Supply Agreement (the ProStrakan Agreement) with Strakan International Limited, a subsidiary of ProStrakan Group plc (ProStrakan), for the exclusive right to commercialize Fortesta® Gel in the U.S. Fortesta® Gel was approved by the FDA in December 2010. We launched Fortesta® Gel in the first quarter of 2011. During the third quarter of 2014, Endo announced that it had introduced the first and only generic 2% topical testosterone gel, an authorized generic of Fortesta® Gel.

Supprelin® LA. Supprelin® LA was launched in the U.S. in June 2007. Supprelin® LA is a soft, flexible 12-month hydrogel implant based on our hydrogel polymer technology that delivers histrelin acetate, a gonadotropin releasing hormone (GnRH) agonist and is indicated for the treatment of CPP in children. CPP is the early onset of puberty in young children resulting in the development of secondary sex characteristics and, if left untreated, can result in diminished adult height attainment. The development of these secondary sex characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. We market Supprelin® LA in the U.S. through a specialty sales force primarily to pediatric endocrinologists.
Valstar®. We launched Valstar® in September 2009. Valstar® is a sterile solution for intravesical instillation of valrubicin, a chemotherapeutic anthracycline derivative. Valstar® is indicated for intravesical therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder in patients for whom immediate cystectomy would be associated with unacceptable morbidity or mortality.
Vantas®. Vantas® was launched in the U.S. in November 2004. Vantas® is a soft, flexible 12-month hydrogel implant based on our hydrogel polymer technology that delivers histrelin acetate, a GnRH agonist, and is indicated for the palliative treatment of advanced prostate cancer.
Sumavel® DosePro®. We began shipping Sumavel® DosePro® upon closing of the product acquisition from Zogenix, Inc. on May 19, 2014. Sumavel® DosePro® is indicated for adults for the acute treatment of migraine, with or without aura, and the acute treatment of cluster headache. Sumavel® DosePro® is a needle-free injection that comes in two doses (4 mg and 6 mg) and is delivered subcutaneously to patients.
Aveed®. Aveed® is a novel, long-acting testosterone undecanoate for injection for the treatment of Low-T. Aveed® is dosed only five times per year after the first month of therapy. In a clinical trial, nearly all men who received Aveed® maintained average testosterone levels within the normal range for 10 full weeks after the third injection. The U.S. rights to Aveed® were acquired from Schering AG (later BayerSchering) in July 2005. In May 2010, a new patent covering Aveed® was issued by the U.S. Patent and Trademark Office. The patent’s expiration date is March 14, 2027. Aveed® was approved by the FDA and launched in March 2014.
Natesto™. In December 2014, the Company’s Endo Pharmaceuticals Inc. (EPI) subsidiary acquired the rights to Natesto™ (testosterone nasal gel) from Trimel BioPharma SRL, a wholly-owned subsidiary of Trimel Pharmaceuticals Corporation. Natesto™ was approved by the FDA in May 2014 and is the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism. Under the terms of the agreement, Endo received sole and exclusive commercial rights to Natesto™ in the U.S. and Mexico. Endo expects to launch Natesto™ in the U.S. in early 2015.
U.S. Generic Pharmaceuticals
The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the years ended December 31 (in thousands):

	2014	2013	2012
Pain and controlled substances	$602,289	$315,290	$297,009
Other solid doses	449,331	339,621	287,035
Other liquids and semi-solids	89,201	75,755	49,221
Total U.S. Generic Pharmaceuticals	$1,140,821	$730,666	$633,265
Our generic products are sold across multiple therapeutic categories, with pain management being the largest, and in various dosage forms including solids, semi-solids and liquids.
When a branded pharmaceutical product is no longer protected by any relevant patents, normally as a result of a patent’s expiration, or by other, non-patent market exclusivity, third parties have an opportunity to introduce generic counterparts to such branded product. Generic pharmaceutical products are therapeutically equivalent to their brand-name counterparts and are generally sold at prices significantly less than the branded product. Accordingly, generic pharmaceuticals may provide a safe, effective and cost-effective alternative to users of branded products.

Devices
The following table displays the significant components of our Devices revenues to external customers for the years ended December 31 (in thousands):

	2014	2013	2012
Men's Health	$273,929	$270,343	$259,879
Women's Health	101,274	109,098	128,221
BPH Therapy	121,302	112,785	116,387
Total Devices	$496,505	$492,226	$504,487
Following is information about select on-market products in the Men’s Health component in the table above:
AMS 800TM Artificial Urinary Sphincter. The AMS 800TM artificial urinary sphincter is designed for the treatment of moderate to severe male urinary incontinence, the involuntary release of urine from the body. It includes an inflatable urethral cuff to restrict flow through the urethra and a control pump that allows the patient to discreetly open the cuff when he wishes to urinate. AMS 800TM revenue accounted for approximately 4% of our total revenues in each of 2014, 2013 and 2012.
AMS 700 MS™ Series. The AMS 700 MS™ Series are market leading penile implants to treat erectile dysfunction, which is the inability to achieve or maintain an erection sufficient for sexual intercourse. This product line contains a complete range of more naturally functioning inflatable prostheses than earlier generations of the product and is distinguished from other penile implants with the use of the InhibiZone® antibiotic coating. InhibiZone® is intended to reduce the rate of revision surgery due to surgical infections and this claim was approved by the FDA in July 2009. AMS 700 MS™ revenue accounted for approximately 4% of our total revenues in 2014 compared to 5% in 2013 and 4% in 2012.
Following is information about select on-market products in the Women’s Health component in the table above:
MonarcTM Subfascial Hammock. The MonarcTM subfascial hammock is our leading device to treat female stress urinary incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging. It incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramen. MonarcTM revenue accounted for approximately 1% of our total revenues in each of 2014, 2013 and 2012.
Elevate™ Anterior and Posterior Pelvic Floor Repair System. Our Devices segment offers the ElevateTM transvaginal pelvic floor repair system, for the treatment of pelvic organ prolapse, which may be caused by pregnancy, labor, and childbirth. Using an anatomically designed needle and self-fixating tips, ElevateTM allows for safe, simple and precise mesh placement through a single vaginal incision, avoiding an external incision. ElevateTM revenue accounted for approximately 1% of our total revenues in each of 2014, 2013 and 2012.
Following is information about a select on-market product in the BPH Therapy component in the table above:
GreenLight™ XPS Laser System. The GreenLight™ XPS laser system is used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of BPH or bulbar urethral strictures. This therapy offers men experiencing a physical obstruction of the prostatic urethra an alternative to TURP. The GreenLight™ photovaporization of the prostate is designed to reduce the comorbidities associated with TURP. The GreenLight™ XPS and MoXy™ Liquid Cooled Fiber system provide shorter treatment times with similar long-term results compared to other laser systems. The GreenLight™ laser system offers an optimal laser beam that balances vaporization of tissue with coagulation to prevent blood loss and provides enhanced surgical control compared to other laser systems. The GreenLight™ laser and fiber system revenue accounted for approximately 3% of our total revenues in each of 2014, 2013 and 2012.

International Pharmaceuticals
The following table summarizes select on-market products in our International Pharmaceuticals portfolio:

Product	Active Ingredient(s)
Dexedrine®	dextroamphetamine sulfate
Tridural®	tramadol hydrochloride
Metadol®	methadone hydrochloride
Trandate®	labetalol hydrochloride
Pennsaid®(1)	1.5% w/w diclofenac sodium solution
Plan B®(2)	1.5mg levonorgestrel
__________

(1)	Licensed Canadian marketing and distribution rights from Nuvo Research Inc.

(2)	Licensed Canadian marketing and distribution rights from Women’s Capital Corporation (Teva Pharmaceutical Industries Ltd.)
Dexedrine®. Dexedrine® is indicated for the treatment of ADHD and in the adjunctive treatment of narcolepsy. For the ten months ended December 31, 2014, Dexedrine® net sales were $15.3 million.
Tridural®. Tridural® once-daily tramadol product is a unique treatment option developed as a first-line therapy for adult patients with moderate pain who require treatment for several days or more that provides 24-hour pain relief from a single tablet taken once-daily. For the ten months ended December 31, 2014, Tridural® net sales were $9.8 million.
Metadol®. Metadol® is an analgesic used in acute cancer pain, palliative care and chronic pain disorders and for detoxification or maintenance treatment of opioid-dependent individuals. For the ten months ended December 31, 2014, Metadol® net sales were $8.9 million.
Trandate®. Trandate® is an antihypertensive agent used for treatment of hypertension. For the ten months ended December 31, 2014, Trandate® net sales were $7.2 million.
Pennsaid®. Pennsaid® is a topical non-steroidal anti-inflammatory used for the treatment of osteoarthritis. Pennsaid® allows the diclofenac solution to be delivered to a specific site via the surface of the skin and thus avoids complications associated with systemic delivery. According to published clinical trials, Pennsaid® is as effective as the maximum daily dose of comparable oral medication at relieving pain and stiffness associated with osteoarthritis of the knee, as well as improving overall well-being. For the ten months ended December 31, 2014, Pennsaid® net sales were $6.3 million.
Plan B®. In Canada, Plan B® is a non-prescription, progestin-only pill developed to prevent pregnancy after a contraceptive failure. This product maintains a significantly better safety and side effect profile than competing emergency contraceptives. Plan B® cannot terminate a pregnancy that has already occurred. Plan B® is 95% effective in preventing unintended pregnancy if taken within 24 hours of unprotected sex and is 85% effective in preventing pregnancy if taken within 72 hours. For the ten months ended December 31, 2014, Plan B® net sales were $6.1 million.
Select Products in Development
In January 2012, EPI signed a worldwide license and development agreement with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize Belbuca™ (buprenorphine HCl) Buccal Film, under development for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product candidate uses BioDelivery’s patented BioErodible MucoAdhesive (BEMA®) drug delivery technology to efficiently and conveniently deliver buprenorphine across the buccal mucosa.
The NDA for Belbuca™ was submitted on December 23, 2014, based primarily on the data from the two pivotal Phase III studies that demonstrated safety and efficacy in double-blind randomized, placebo-controlled, enriched-enrollment studies conducted in patients with chronic lower back pain. One of these studies was conducted in opioid experienced subjects and the second study was conducted in subjects naïve to opioid therapy. Both studies met the primary efficacy endpoint of change from baseline to week 12 of mean daily pain intensity score from placebo. Belbuca™ was generally well tolerated demonstrating a low incidence of typical opioid like side effects. On February 23, 2015, the FDA accepted this NDA for substantive review and indicated its acceptance of Belbuca™ as this product’s proprietary name. The FDA has indicated a standard review designation for the NDA, and therefore, the action date is expected within ten months from the NDA submission.
Our generic pharmaceuticals pipeline portfolio contains products and product candidates for multiple therapeutic areas, including pain, urology, oncology, and endocrinology. The Company’s generic R&D efforts are focused on the goal of developing a balanced, diversified portfolio of generic products. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. Our Qualitest business has approximately 90 products in various stages of development, including Abbreviated New Drug Applications (ANDAs). The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date.
Our AMS business maintains a portfolio of products and product candidates in development with differentiating features for our areas of focus in pelvic health. Current development products showing significant promise include a urology drug delivery device and a fecal incontinence device. We also have other products, including certain undisclosed products in our therapeutic areas of interest in early stages of development.
Through the acquisitions of Paladin and Somar, we have expanded our presence in international markets. As part of this expansion, we have submitted applications for regulatory approval of various products in our international markets, including RLX030. RLX030 (serelaxin) is a novel treatment for acute heart failure. Phase II and III studies suggested RLX030 helped patients with acute heart failure live longer. A second ongoing Phase III study follows a request from Canadian regulators for more evidence of the therapy’s efficacy, with results expected during 2016.
We cannot predict when or if these products will be approved by the FDA or Canadian regulators.
Competition
Branded Pharmaceuticals
The branded pharmaceutical industry is highly competitive. Our products compete with products manufactured by many other companies in highly competitive markets throughout the U.S. and internationally through our Paladin and Somar businesses. Our competitors vary depending upon therapeutic and product categories. Competitors include many of the major brand name and generic manufacturers of pharmaceuticals. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc., Valeant Pharmaceuticals International and Actavis Pharmaceuticals, Inc., among others, vary depending on product category, dosage strength and drug-delivery systems.
We compete principally through our acquisition and in-licensing strategies and targeted product development. The competitive landscape in the acquisition and in-licensing of pharmaceutical products has intensified in recent years as there has been a reduction in the number of compounds available and an increase in the number of companies and the collective resources bidding on available assets. In addition to product development and acquisitions, other competitive factors in the pharmaceutical industry include product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, marketing effectiveness, service, reputation and access to technical information.
The competitive environment of the branded product business requires us to continually seek out technological innovations and to market our products effectively. However, some of our current branded products not only face competition from other brands, but also from generic versions. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.
The Company is aware of certain competitive activities involving Lidoderm®, Opana® ER and Frova®. For a description of these competitive activities, including the litigation related to Paragraph IV Certification Notices, see Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Generic Pharmaceuticals
In the generic pharmaceutical market, we face intense competition from other generic drug manufacturers, brand name pharmaceutical companies through authorized generics, existing brand equivalents and manufacturers of therapeutically similar drugs. In the market for generic pharmaceuticals, our competitors, including Actavis, Teva, Mylan Technologies Inc., and Sandoz, Inc., vary depending on product category and dosage strength.

We believe that our competitive advantages include our ability to continually introduce new generic equivalents for brand-name drug products, our quality and cost-effective production, our customer service and the breadth of our generic product line. We develop generic products including those that involve significant barriers to entry such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. Our business model continues to focus on being a low cost producer of products in categories with high barriers to entry and lower levels of competition. Our U.S. Generic Pharmaceuticals segment is focused in categories where there are fewer challenges from low-cost operators in markets such as China and India, with approximately 36% of our generic product portfolio being comprised of controlled substances, which cannot be manufactured off-shore and imported into the U.S. In addition, approximately 7% of our generic product portfolio is made up of liquids, which are uneconomical to ship to the U.S.
As a result of consolidation among wholesale distributors as well as rapid growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. This has resulted in customers gaining more purchasing power. Consequently, there is heightened competition among generic drug producers for the business of this smaller and more selective customer base.
Newly introduced generic products with limited or no other generic competition are typically sold at higher selling prices. As competition from other generic products increases, selling prices for all participants typically decline. Consequently, the maintenance of profitable operations in generic pharmaceuticals depends, in part, on our ability to select, develop and launch new generic products in a timely and cost efficient manner and to maintain efficient, high quality manufacturing relationships. New drugs and future developments in improved and/or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.
Medical Devices
Competition in the medical device industry is intense and characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to (1) competitive technologies and (2) reimbursements to physicians and hospitals for their services. With certain of our products, our competitors may have greater resources with which to develop and market products, broader distribution resources, and economies of scale which we do not have.
The competitive advantage of our AMS business is driven by its focus on the pelvic health market and our ability to develop new products and innovative procedures, obtain regulatory clearance, maintain regulatory compliance, protect our intellectual property, protect the proprietary technology of our products and manufacturing processes and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, training physicians and maintaining and developing excellent relationships with physicians and suppliers.
Seasonality
Although our business is affected by the purchasing patterns and concentration of our customers, our business is not materially impacted by seasonality.
Major Customers
We primarily sell our branded pharmaceuticals and generics directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31 are as follows:

	2014	2013	2012
Cardinal Health, Inc.	17%	21%	25%
McKesson Corporation	26%	26%	26%
AmerisourceBergen Corporation	14%	15%	12%
Revenues from these customers are included within our U.S. Branded Pharmaceuticals, U.S. Generic Pharmaceuticals and International Pharmaceuticals segments.
As a result of consolidation among wholesale distributors as well as rapid growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors have demanded that pharmaceutical manufacturers, including us, enter into distribution service agreements (DSAs) pursuant to which the wholesale distributors provide the pharmaceutical manufacturers with specific services, including the provision of periodic retail demand information and current inventory levels and other information. We have entered into certain of these agreements.

None of our AMS customers or distributors accounted for 10% or more of our total revenues during 2014, 2013 and 2012.
Patents, Trademarks, Licenses and Proprietary Property
As of February 20, 2015, we held approximately: 435 U.S. issued patents, 245 U.S. patent applications pending, 774 foreign issued patents, and 519 foreign patent applications pending. In addition, as of February 20, 2015, we have licenses for approximately 73 U.S. issued patents, 43 U.S. patent applications pending, 244 foreign issued patents and 110 foreign patent applications pending. The following table sets forth information as of February 20, 2015 regarding each of our most significant currently held patents:

Patent No.	Patent Expiration*	Relevant Product	Ownership	Jurisdiction Where Granted
5,464,864	November 7, 2015	Frova®	Exclusive License	USA
5,827,871	October 27, 2015	Frova®	Exclusive License	USA
5,827,529	October 27, 2015	Lidoderm®	Exclusive License	USA
7,276,250	February 4, 2023	Opana® ER	Owned	USA
8,075,872	November 20, 2023	Opana® ER	Exclusive License	USA
8,114,383	August 5, 2024	Opana® ER	Exclusive License	USA
8,309,060	November 20, 2023	Opana® ER	Exclusive License	USA
8,309,122	February 4, 2023	Opana® ER	Owned	USA
8,329,216	February 4, 2023	Opana® ER	Owned	USA
8,808,737	June 21, 2027	Opana® ER	Owned	USA
8,871,779	November 22, 2029	Opana® ER	Exclusive License	USA
2,208,230	November 4, 2016	Opana® ER	Owned	Canada
2,251,816	April 18, 2017	Opana® ER	Owned	Canada
8,062,652	June 16, 2026	Supprelin® LA	Owned	USA
7,718,640	March 14, 2027	Aveed®	Exclusive License	USA
8,338,395	February 27, 2026	Aveed®	Exclusive License	USA
5,891,086	July 27, 2014	Sumavel® DosePro®	Owned	USA
5,957,886	March 8, 2016	Sumavel® DosePro®	Owned	USA
6,135,979	March 21, 2017	Sumavel® DosePro®	Owned	USA
6,174,304	December 13, 2015	Sumavel® DosePro®	Owned	USA
6,251,091	December 9, 2016	Sumavel® DosePro®	Owned	USA
6,280,410	March 27, 2017	Sumavel® DosePro®	Owned	USA
6,554,818	March 27, 2017	Sumavel® DosePro®	Owned	USA
6,620,135	August 5, 2019	Sumavel® DosePro®	Owned	USA
6,681,810	December 13, 2015	Sumavel® DosePro®	Owned	USA
7,776,007	November 22, 2026	Sumavel® DosePro®	Owned	USA
7,901,385	July 31, 2026	Sumavel® DosePro®	Owned	USA
8,118,771	August 10, 2023	Sumavel® DosePro®	Owned	USA
8,241,243	December 25, 2025	Sumavel® DosePro®	Owned	USA
8,241,244	November 21, 2022	Sumavel® DosePro®	Owned	USA
8,267,903	March 18, 2023	Sumavel® DosePro®	Owned	USA
8,287,489	December 6, 2024	Sumavel® DosePro®	Owned	USA
8,343,130	October 18, 2022	Sumavel® DosePro®	Owned	USA
8,491,524	November 21, 2022	Sumavel® DosePro®	Owned	USA
8,663,158	November 21, 2022	Sumavel® DosePro®	Owned	USA
8,715,259	March 18, 2023	Sumavel® DosePro®	Owned	USA
8,734,384	June 8, 2032	Sumavel® DosePro®	Owned	USA
8,574,622	February 4, 2024	NatestoTM	Exclusive License	USA
8,784,869	February 4, 2024	NatestoTM	Exclusive License	USA
8,784,882	February 4, 2024	NatestoTM	Exclusive License	USA

Patent No.	Patent Expiration*	Relevant Product	Ownership	Jurisdiction Where Granted
8,877,230	February 4, 2024	NatestoTM	Exclusive License	USA
RE39,941	August 22, 2015	Xiaflex®	Exclusive License	USA
6,022,539	June 3, 2019	Xiaflex®	Exclusive License	USA
7,811,560	July 12, 2028	Xiaflex®	Owned; Exclusive License	USA
6,656,935	September 13, 2020	Stendra®	Exclusive License	USA
7,501,409	May 5, 2023	Stendra®	Exclusive License	USA
8,062,209	December 2, 2023	AMS 700TM	Owned	USA
7,946,975	February 21, 2030	AMS 700TM	Owned	USA
6,554,824	July 24, 2021	GreenLight™ Laser	Owned	USA
6,986,764	July 24, 2021	GreenLight™ Laser	Owned	USA
7,070,556	November 9, 2023	MonarcTM	Owned	USA
7,347,812	March 17, 2026	MonarcTM	Owned	USA
7,988,615	November 9, 2023	MonarcTM	Owned	USA
7,357,773	January 5, 2026	MonarcTM	Owned	USA
6,911,003	January 23, 2023	MonarcTM	Owned	USA
__________
*    Our exclusive license agreements extend to or beyond the patent expiration dates.
The effect of these issued patents is that they provide us with patent protection for the claims covered by the patents. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Accordingly, we do not know whether any of the applications we acquire or license will result in the issuance of patents, or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference and other inter parties proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.
We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. All of our brand products and certain generic products, such as Endocet® and Endodan® are sold under trademarks. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. See Note 11. License and Collaboration Agreements in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules". There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.
We rely on confidentiality agreements with our employees, consultants and other parties to protect, among other things, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.
We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation. See Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".

Governmental Regulation
United States Food and Drug Administration and Drug Enforcement Agency
In the United States, the development, testing, manufacture, holding, packaging, labeling, distribution, marketing, and sales of our products and our ongoing product development activities are subject to extensive and rigorous government regulation. The Federal Food, Drug, and Cosmetic Act (FFDCA), the Controlled Substances Act and other federal and state statutes and regulations govern or influence the testing, manufacture, packaging, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, injunctions, refusal of the government to enter into supply contracts or to approve NDAs and ANDAs, civil penalties and criminal prosecution.
FDA approval is typically required before any new drug can be marketed. An NDA or Biologics License Application (BLA) is a filing submitted to the FDA to obtain approval of new chemical entities and other innovations for which thorough applied research is required to demonstrate safety and effectiveness in use. The process generally involves:

•	Completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice (GLP) regulations;

•	Submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin in the U.S.;

•	Approval by an independent institutional review board (IRB) before each trial may be initiated, and continuing review during the trial;

•
Performance of human clinical trials, including adequate and well-controlled clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug product for each intended use;

•	Submission of an NDA or BLA to the FDA;

•
Satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing processes and facility or facilities to assess compliance with the FDA’s current Good Manufacturing Practice (cGMP) regulations, and/or review of the Chemistry, Manufacturing, and Controls (CMC) section of the NDA or BLA to require that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and potency;

•	Satisfactory completion of an FDA advisory committee review, if applicable; and

•	Approval by the FDA of the NDA or BLA.
Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

•
Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, involves testing the product for safety, adverse effects, dosage, tolerance, absorption, distribution, metabolism, excretion and other elements of clinical pharmacology.

•
Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects.

•
Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling.

Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. In some cases, the FDA allows a company to rely on data developed in foreign countries or previously published data, which eliminates the need to independently repeat some or all of the studies.
Data from preclinical testing and clinical trials are submitted to the FDA in an NDA or BLA for marketing approval and to foreign government health authorities in a marketing authorization application, consistent with each health authority’s specific regulatory requirements. The process of completing clinical trials for a new drug may take many years and require the expenditures of substantial resources. See Item 1A. Risk Factors - “Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain”, for further discussion on FDA approval. As a condition of approval, the FDA or foreign regulatory authorities may require further studies, including Phase IV post-marketing studies and pediatric studies to provide additional data. In September 2007, Congress passed legislation authorizing the FDA to require companies to undertake such studies to assess the risks of drugs known or signaling potential to have serious safety issues. For some drugs, the FDA may require a Risk Evaluation and Mitigation Strategy (REMS), which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Other post-marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign government regulatory authorities require post-marketing reporting to monitor the adverse effects of drugs. Results of post-marketing programs may limit or expand the further marketing of the products.

On February 6, 2009, the FDA sent letters to manufacturers of certain opioid drug products, indicating that these drugs will be required to have a REMS to verify that the benefits of these products continue to outweigh the risks. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act (FDAAA) when necessary to substantiate that the benefits of a drug outweigh the risks. The affected opioid drugs include branded and generic products. Three products sold by Endo were included in the list of affected opioid drugs: Opana® ER, morphine sulfate ER and oxycodone ER. On December 9, 2011, the FDA approved our interim REMS for Opana® ER, which was subsequently superseded by the class-wide extended-release/long-acting REMS approved on July 9, 2012. The goal of this REMS is to reduce serious adverse outcomes resulting from inappropriate prescribing, misuse and abuse of extended-release or long-acting opioid analgesics while maintaining patient access to pain medications. The REMS includes a Medication Guide, Elements to Assure Safe Use and annual REMS Assessment Reports. See Item 1A. Risk Factors - “Many of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development of REMS, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits”, for further discussion.  In recent years, the FDA has taken steps to reduce the maximum strength of acetaminophen in prescription combination drug products to help reduce or prevent the risk of liver injury from an unintentional overdose of acetaminophen. Among the Company’s products impacted by the FDA’s actions were three branded combination drug pain relief products: Percocet®, Endocet® and Zydone®; and the generic combination drug pain relief products: butalbital/acetaminophen/caffeine, hydrocodone/acetaminophen and oxycodone/acetaminophen.
FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and instead relies principally on bioequivalence studies. Bioequivalence generally involves a comparison of the rate of absorption and levels of concentration of a generic drug in the body with those of the previously approved drug. When the rate and extent of absorption of systemically acting test and reference drugs are the same, the two drugs are considered bioequivalent and regarded as therapeutically equivalent, meaning that a pharmacist can substitute the product for the reference-listed drug. There are other or additional measures the FDA may rely upon to determine bioequivalence in locally acting products, which could include comparative clinical efficacy trials. In May 2007, the FDA began posting to its website bioequivalence recommendations for individual products in order to provide guidance to generic manufacturers on the specific method of demonstrating bioequivalence.
An ANDA may also be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved drug in active ingredient, route of administration, dosage form or strength. For example, the FDA has authorized the substitution of acetaminophen for aspirin in certain combination drug products and switching the drug from a capsule to tablet form. Bioequivalence data may be required, as in the case of a tablet in place of a capsule, although the two products would not be rated as therapeutically equivalent, meaning that a pharmacist cannot automatically substitute the product for the reference-listed drug. Congress re-authorized pediatric testing legislation in September 2007, which may continue to affect pharmaceutical firms’ ability to file ANDAs via the suitability petition route. In addition, under that same legislation, ANDA applicants are required to implement a REMS in connection with obtaining approval of their products, when the reference-listed drug has an approved REMS.
The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the manufacturer of the reference listed drug is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, under the Best Pharmaceuticals for Children Act, if a manufacturer receives and accepts a written request from the FDA to conduct studies on the safety and efficacy of its product in children, the exclusivity of a product is extended by six months past the patent or regulatory expiration date if the manufacturer completes and submits the results of the studies, a so-called pediatric study extension.
Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical products are sometimes more stringent than those that were applied in the past. Some new or evolving review standards or conditions for approval were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has expressed an intention to develop such databases for certain of these products, including many opioids.
We cannot determine what effect changes in the FDA’s laws or regulations, when and if promulgated, or changes in the FDA’s legal or regulatory interpretations or requirements, may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1A. Risk Factors - “The pharmaceutical and medical device industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business”, for further discussion. On February 7-8, 2013, the FDA held a public hearing to obtain information, particularly scientific evidence, such as study data or peer-reviewed analyses, on issues pertaining to the use of opioid drugs in the treatment of chronic pain. The hearing was prompted by a Citizen Petition filed in July

2012 by a group of physicians seeking changes to the labeling of opioid drug products relating to indications and duration of use. In considering the petition and the ongoing policy debate on the use of opioid medications, the FDA heard presentations from individuals and groups on diagnosing and understanding patient pain, and what it would mean to change or limit patient access to opioids. On September 10, 2013, the FDA announced class-wide safety labeling changes and new post-market study requirements for all extended-release and long-acting (ER/LA) opioid. The updated indication states that ER/LA opioids are indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The updated indication further clarifies that, because of the risks of addiction, abuse, and misuse, even at recommended doses, and because of the greater risks of overdose and death, these drugs should be reserved for use in patients for whom alternative treatment options (e.g., non-opioid analgesics or immediate-release opioids) are ineffective, not tolerated, or would be otherwise inadequate to provide sufficient management of pain; ER/LA opioid analgesics are not indicated for as-needed pain relief. Recognizing that more information is needed to assess the serious risks associated with long-term use of ER/LA opioids, the FDA is also requiring drug companies that make these products to conduct further studies and clinical trials. The goals of these post-market requirements are to further assess the known serious risks of misuse, abuse, increased sensitivity to pain (hyperalgesia), addiction, overdose, and death. It is not presently known what impact, if any, these changes to the indications for use or results from the post-marketing studies may have on our business, financial position, results of operations and cash flows.
A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in a publication referred to as the Orange Book. Any person that files a Section 505(b)(2) NDA, the type of NDA that relies upon the data in the application for which the patents are listed, or an ANDA to secure approval of a generic version of this first, or listed drug, must make a certification in respect to listed patents. The FDA may not approve such an application for the drug until expiration of the listed patents unless (1) the generic applicant certifies that the listed patents are invalid, unenforceable or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the listed drug of the basis upon which the patents are challenged, and (2) the holder of the listed drug does not sue the later applicant for patent infringement within 45 days of receipt of notice. Under the current law, if an infringement suit is filed, the FDA may not approve the later application until the earliest of: 30 months after submission; entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; such time as the court may order; or the patent expires.
One of the key motivators for challenging patents is the 180-day market exclusivity period vis a vis other generic applicants granted to the developer of a generic version of a product that is the first to have its application accepted for filing by the FDA and whose filing includes a certification that the applicable patent(s) are invalid, unenforceable and/or not infringed (a Paragraph IV certification) and that prevails in litigation with the manufacturer of the branded product over the applicable patent(s). Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (2003 Medicare Act), with accompanying amendments to the Hatch-Waxman Act (Drug Price Competition and Patent Term Restoration Act), this marketing exclusivity would begin to run upon the earlier of the commercial launch of the generic product or upon an appellate court decision in the generic company’s favor.
In addition, the holder of the NDA for the listed drug may be entitled to certain non-patent exclusivity during which the FDA cannot approve an application for a competing generic product or 505(b)(2) NDA product. If the listed drug is a new chemical entity, in certain circumstances, the FDA may not approve any application for five years; if it is not a new chemical entity, the FDA may not approve a competitive application for three years if the application for the product included clinical studies that were essential to the approval. Certain additional periods of exclusivity may be available if the listed drug is indicated for use in a rare disease or condition (orphan drug exclusivity) or is studied for pediatric indications (pediatric exclusivity).
Numerous governmental authorities, principally the FDA and comparable foreign regulatory agencies, regulate the development, testing, design, manufacturing, packaging, labeling, storage, installation, marketing, distribution and servicing of our medical devices. In the U.S., under the FFDCA, medical devices, such as those manufactured by AMS are classified into Class I, II, or III depending on the degree of risk associated with each medical device and the extent of control needed to provide for safety and effectiveness. Class I includes devices with the least risk and Class III includes those with the greatest risk. Class I medical devices are subject to the FDA’s general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls and may also be subject to other special controls as deemed necessary by the FDA to provide for the safety and effectiveness of the device. Class III medical devices are subject to the FDA’s general controls, special controls, and premarket approval prior to marketing.
AMS currently markets Class I, II and III medical devices. If a device is classified as Class I or II, and if it is not exempt, its manufacturer will have to undertake the premarket notification process in order to obtain marketing clearance, also referred to as the 510(k) process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer, particularly if a clinical trial is required. A successful 510(k) submission results in FDA permission to market the new device.

Class III devices are approved through a Premarket Approval Application (PMA), under which the applicant must submit data from adequate and well-controlled clinical trials to the FDA that demonstrate the safety and effectiveness of the device for its intended use(s). All of our marketed devices have been approved or cleared for marketing pursuant to a PMA or the 510(k) process. The FDA also has authority under the FFDCA to require a manufacturer to conduct post-market surveillance of a Class II or Class III device. Further, pursuant to the March 2010 healthcare reform law, a medical device tax went into effect January 1, 2013, for devices listed with the FDA. See Item 1A. Risk Factors - “The pharmaceutical and medical device industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business”, for further discussion.
The FDA enforces regulations to require that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform to current good manufacturing practices, or cGMP. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The cGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design requirements and validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the FFDCA. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.
The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to NDAs and ANDAs. If the FDA concludes that the facilities to be used do not or did not meet cGMP, GLP or GCP requirements, it will not approve the application. Corrective actions to remedy the deficiencies must be performed and are usually verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients (APIs) used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing cGMP inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations, financial condition and cash flows.
The FDA also conducts periodic inspections of drug and device facilities to assess the cGMP status of marketed products. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. Imported API and other components needed to manufacture our products could be rejected by U.S. Customs, usually after conferring with the FDA. In respect to domestic establishments, the FDA could initiate product seizures or request or in some instances require product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an unacceptable supplier, thereby disqualifying that company from selling products to federal agencies.
The FDA is authorized to perform inspections under the FFDCA. Following such inspections, the FDA may issue Form 483 Notice of Inspectional Observations and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 Notice of Inspectional Observations is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. A third category of formal notice is an untitled letter, which may be issued as an initial correspondence that cites violations that do not meet the threshold of regulatory significance for a Warning Letter.
Certain of our subsidiaries sell products that are controlled substances as defined in the Controlled Substances Act of 1970 (CSA), which establishes certain security and record keeping requirements administered by the Drug Enforcement Agency (DEA). The DEA is concerned with the control of registered handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including oxycodone, oxymorphone, morphine, fentanyl and hydrocodone, are listed by the DEA as Schedule II or III substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Hydrocodone combination products were previously regulated as Schedule III substances. However, with a goal of reducing the amount of drug abuse, and subsequently drug-induced deaths in the United States, the DEA promulgated a rule to move hydrocodone combination products (HCPs) from Schedule III to Schedule II, effective October 6, 2014. The rescheduling of hydrocodone will impose additional access restrictions of these products and could ultimately impact our sales.
The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and we, or our contract manufacturing organizations, must annually apply to the DEA for procurement and production quotas in order to obtain and produce these substances. As a result, our quotas may not be sufficient to meet commercial demand or complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. See Item 1A. Risk Factors - “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials”, for further discussion on DEA regulations. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Annual registration is required for any facility that manufactures, tests, distributes, dispenses, imports or exports any controlled substance. The facilities must have the security, control and accounting mechanisms required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could eventuate in criminal proceedings.
Individual states also regulate controlled substances, and we, as well as our third-party API suppliers and manufacturers, are subject to such regulation by several states with respect to the manufacture and distribution of these products.
Government Benefit Programs
Statutory and regulatory requirements for Medicaid, Medicare, TRICARE and other government healthcare programs govern access and provider reimbursement levels, including requiring that all pharmaceutical companies pay rebates to individual states based on a percentage of their net sales arising from Medicaid program-reimbursed products. In addition, under a final rule promulgated by the U.S. Department of Defense (DOD) on March 17, 2009 and reissued on October 15, 2010 with an effective date of December 27, 2010, payments made to retail pharmacies under the TRICARE Retail Pharmacy Program for prescriptions filled on or after January 28, 2008 are subject to certain price ceilings. Under the final rule and as a condition for placement on the Uniform Formulary, manufacturers are required, among other things, to make refunds for prescriptions filled beginning on January 28, 2008 and extending to future periods based on the newly applicable price limits. The federal and/or state governments may continue to enact measures in the future aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our profitability and cash flows. These efforts could, however, have material consequences for the pharmaceutical industry and the Company.
From time to time, legislative changes are made to government healthcare programs that impact our business. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 created Medicare Part D, a new prescription drug coverage program for people with Medicare through a new system of private market drug benefit plans. This law provides a prescription drug benefit to seniors and individuals with disabilities in the Medicare program (Medicare Part D). Congress continues to examine various Medicare policy proposals that may result in a downward pressure on the prices of prescription drugs in the Medicare program. See Item 1A. Risk Factors - “The availability of third party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided”, for further discussion on Medicare reimbursements.
In addition, in March 2010, President Obama signed into law healthcare reform legislation (Healthcare Reform Law) that has and will continue to make major changes to the healthcare system. The implementation of the Healthcare Reform Law has and will continue to result in a transformation of the delivery and payment for healthcare services in the U.S.
Healthcare Fraud and Abuse Laws
We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. For example, in the U.S. there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws are potentially applicable to us as both a manufacturer and a supplier of products reimbursed by federal healthcare programs. These laws also apply to hospitals, physicians and other potential purchasers of our products.
In particular, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the recently enacted Healthcare Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult, as virtually any relationship with entities that purchase or refer for our services could implicate the Anti-Kickback Statute. See Item 1A. Risk Factors - “We are subject to various regulations pertaining to the marketing of our products and services”, for further discussion on the Anti-Kickback Statute.
Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s whistleblower or qui tam provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. In recent years, the number or suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.
Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The Federal Physician Payments Sunshine Act, which is part of the Healthcare Reform Law, imposes federal sunshine provisions, with annual reporting that began in 2014 for various types of payments to physicians and teaching hospitals, beginning with payments made in 2013. On February 8, 2013, the Centers for Medicare and Medicaid Services (CMS) published a long-awaited final rule implementing the sunshine law. Under the final regulations, applicable drug, biological, device, and medical supply manufacturers are required to report to CMS payments or other transfers of value made to physicians and teaching hospitals, and the regulations also require the manufacturers and applicable group purchasing organizations (GPOs) to report ownership and investment interests held by physicians or their immediate family members. The final rule sets forth a reporting process that permits physicians, teaching hospitals, and physician owners and investors to dispute information reported by applicable manufacturers and GPOs. Under the regulations, information that is the subject of a dispute not resolved within the initial allotted 60-day review and dispute resolution period will be posted on CMS’s public website in the manner in which it was submitted by the manufacturer or GPO, rather than in a manner that includes the version provided by the disputing physician, teaching hospital, or physician owner or investor. Under the rule, applicable manufacturers and GPOs must begin collecting the required data on August 1, 2013, and must submit their first reports to CMS by March 31, 2014. When fully implemented, failure to comply with required reporting requirements could subject manufacturers and others to substantial civil money penalties.
International Regulations
Our growing international operations have increased our interaction with regulatory authorities in other countries and made the Company subject to laws and regulations that differ from those under which the Company operates in the United States. In most cases, these regulatory agencies evaluate and monitor the safety, efficacy and quality of pharmaceutical products and devices, govern the approval of clinical trials and product registrations, and regulate pricing and reimbursement. Many of these markets have differing product preferences and requirements, and operate in an environment of government-mandated, cost-containment programs, including price controls. Several governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods of cost control.
Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of other countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. In some Latin American countries, for example, the local regulatory authorities may rely on FDA approvals in their processes, but also require manufacturing facility inspections, testing of product upon importation, review of labeling and other domestic requirements.
  In Mexico, the Ministry of Health is the authority in charge of sanitary controls, a group of practices related to the orientation, education, testing, verification and application of security measures and sanctions exercised by the Ministry of Health. The Federal Commission for the Protection against Sanitary Risks, or COFEPRIS, is a decentralized entity of the Ministry of Health whose mission is to protect the population against sanitary risks, through centralized sanitary regulations, controls and by raising public awareness. The Ministry of Health is responsible for the issuance of Official Mexican Standards and specifications for drugs subject to the provisions of the General Health Law, which govern the process and specifications of drugs, including the obtaining, preparing, manufacturing, maintaining, mixing, conditioning, packaging, handling, transporting, distributing, storing and supplying of products to the public at large.
In Canada, pharmaceutical manufacturers are regulated by the Therapeutic Products Directorate (TPD) which derives its authority from the Canadian federal government under the Food and Drugs Act and the Controlled Drug and Substances Act. The TPD evaluates and monitors the safety, effectiveness and quality of pharmaceutical products. Products are officially approved for marketing in Canada following receipt of a market authorization, or “Notice of Compliance” (NOC), which is subject to the Food and Drug

Regulations. Issuance of an NOC for generic drug products is also subject to the Patented Medicines (Notice of Compliance) Regulations under the Patent Act.
Other regulatory agencies with which we interact include the European Medicines Agency (EMEA) in the European Union, and the Medicines Control Council (MCC) in South Africa.
Service Agreements
We contract with various third parties to provide certain critical services including manufacturing, supply, warehousing, distribution, customer service, certain financial functions, certain research and development activities and medical affairs.
For a complete description of our significant manufacturing, supply and other service agreements, see Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Acquisitions, License and Collaboration Agreements
We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing, or acquiring licenses to products, compounds and technologies from third parties or through company acquisitions. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. For a full discussion, including agreement terms and status, see our disclosures in Note 5. Acquisitions and Note 11. License and Collaboration Agreements in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Environmental Matters
Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, toxic and hazardous substances. Violation of these laws and regulations, which frequently change, can lead to substantial fines and penalties. Some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that our facilities and the facilities of our third party service providers are in substantial compliance with applicable environmental laws and regulations and we do not believe that future compliance will have a material adverse effect on our financial condition or results of operations.
Employees
As of February 20, 2015, we have 5,062 employees, of which 302 are engaged in research and development and regulatory work, 1,003 in sales and marketing, 2,220 in manufacturing, 613 in quality assurance and 924 in general and administrative capacities. Our employees are generally not represented by unions, with the exception of certain production personnel in our Mexican manufacturing facilities. We believe that our relations with our employees are good.
Executive Officers of the Registrant
The following table sets forth information as of March 2, 2015 regarding each of our current executive officers:

Name	Age	Position and Offices
Rajiv De Silva	48	President and Chief Executive Officer and Director
Suketu P. Upadhyay	45	Executive Vice President, Chief Financial Officer
Susan Hall, Ph.D.	55	Executive Vice President, Chief Scientific Officer & Global Head of R&D & Quality
Caroline B. Manogue	46	Executive Vice President, Chief Legal Officer
Brian Lortie	54	President of U.S. Branded Pharmaceuticals
Camille Farhat	45	President of American Medical Systems

Biographies
Our executive officers are briefly described below:
RAJIV DE SILVA, 48, is President, Chief Executive Officer and a Director of Endo. Prior to joining Endo in March 2013, Mr. De Silva served as the President of Valeant Pharmaceuticals International, Inc. from October 2010 to January 2013 and served as its Chief Operating Officer, Specialty Pharmaceuticals from January 2009 until January 2013. He was responsible for all specialty pharmaceutical operations, including sales and marketing, research and development, manufacturing and business development. He has broad international experience, having managed businesses in the United States, Europe, Canada, Latin America, Asia, South Africa and Australia/New Zealand. Prior to joining Valeant, Mr. De Silva held various leadership positions with Novartis. He served as President of Novartis Vaccines USA and Head, Vaccines of the Americas at Novartis. During this time, he played a key leadership role at Novartis’ Vaccines & Diagnostics Division. Mr. De Silva also served as President of Novartis Pharmaceuticals Canada. He originally joined Novartis as Global Head of Strategic Planning for Novartis Pharma AG in Basel, Switzerland. Prior to his time at Novartis, Mr. De Silva was a Principal at McKinsey & Company and served as a member of the leadership group of its Pharmaceuticals and Medical Products Practice. Mr. De Silva was a Director of AMAG Pharmaceuticals, Inc. and is currently a Member of the Board of Trustees at Kent Place School in Summit, NJ. He holds a Bachelor of Science in Engineering, Honors from Princeton University, a Master of Science from Stanford University and a Master of Business Administration with Distinction from the Wharton School at the University of Pennsylvania.
SUKETU UPADHYAY, 45, is Executive Vice President and Chief Financial Officer, joined Endo in September 2013. Prior to joining Endo, since 2010, Mr. Upadhyay served as Interim Chief Financial Officer as well as Senior Vice President of Finance and Corporate Controller of Becton, Dickinson & Co (BD). In addition to other executive finance roles at BD, from 2007 to 2010, he served in various finance leadership roles at AstraZeneca and Johnson & Johnson. Mr. Upadhyay spent the early part of his career in public accounting with KPMG and received his CPA in May 1996. He received a Bachelor of Science in Finance from Albright College and received a Master of Business Administration from The Fuqua School of Business at Duke University.
SUSAN HALL, Ph.D., 55, was appointed as Executive Vice President, Chief Scientific Officer and Global Head of Research & Development and Quality in March 2014. Dr. Hall is based in Dublin, Ireland at Endo’s global corporate headquarters. Prior to joining Endo, Dr. Hall served as Senior Vice President and Global Head of Research and Development at Valeant Pharmaceuticals International, Inc. In this position, she led the company’s product pipeline and life cycle management activities and also had responsibility for quality compliance. In addition, Dr. Hall has also held various leadership roles in research & development at GlaxoSmithKline including clinical pharmacology, project management, medical affairs, and regulatory affairs. Dr. Hall holds a B.S. degree in pharmacology from the University of Leeds (U.K.) and a Ph.D. in Pharmacokinetics from the Department of Pharmacy, University of Manchester (U.K.).
CAROLINE B. MANOGUE, 46, has served as Executive Vice President, Chief Legal Officer since 2004. Prior to joining Endo’s predecessor company in 2000 as its Senior Vice President, General Counsel and Secretary, she practiced law in the New York office of the law firm Skadden, Arps, Slate, Meagher & Flom LLP, where she specialized in mergers & acquisitions, securities and corporate law. At Endo, she is responsible for all aspects of the company’s legal function, including securities law, litigation, intellectual property and commercial law, as well as overseeing compliance with current laws and existing pharmaceutical company guidelines relating to, among other things, clinical, sales and marketing practices. Ms. Manogue received her J.D. from Fordham Law School and her B.A. cum laude from Middlebury College. She was the 2011-2012 Chairperson of the PhRMA Law Section, and was until December 2014 a member of the Board of Trustees of the Healthcare Institute of New Jersey (HINJ) and a member of HINJ’s Finance and Audit Committee. Ms. Manogue is currently a member of the Board of Directors for the Association of Corporate Counsel Greater Philadelphia/Delaware Valley Chapter.
On January 5, 2015, the Company announced that Ms. Manogue had notified the Company of her intention to retire, effective July 1, 2015. Ms. Manogue agreed to continue to serve as a consultant to the Company until July 1, 2016.
BRIAN LORTIE, 54, is President, U.S. Branded Pharmaceuticals. In this role he leads the fully integrated Endo U.S. Pharmaceuticals business with responsibility for all strategic, commercial, and operational functions including sales and marketing, strategy and portfolio development, commercial operations, managed markets, supply chain, and quality. He joined Endo in 2009 from GlaxoSmithKline, having served in a number of executive roles in the U.S. and internationally, including Vice President, External Ventures; Vice President of Marketing, U.S.; Vice President and Global Head, HPV Vaccine Franchise; and Managing Director/General Manager, Ireland. Mr. Lortie holds a Bachelor of Arts degree with honors in Biology and Psychology from Boston University and studied at the Villanova University Graduate School of Business.
CAMILLE FARHAT, 45, joined Endo in September 2012 as President of AMS. Mr. Farhat brings broad global experience from assignments in 10 countries and nine industries over 22 years. Before joining Endo, Mr. Farhat held the position of General Manager of Baxter Pharmaceuticals & Technologies (BPT). Camille joined Baxter in February 2006 as General Manager of Global Infusion Systems. Prior to Baxter, Mr. Farhat was with Medtronic where he held the position of Vice President of Business Development after he was Global General Manager of Medtronic’s Gastroenterology and Urology division. He spent 13 years with General Electric (GE)

where he gained broad executive experience with assignments in many businesses, geographies, and functional areas, leading up to his final role with the company as General Manager for the Computed Tomography (CT) business. He holds a Master of Business Administration from Harvard University, a degree in European Union Studies from Institut National d’Etudes Politiques de Paris, and a Bachelor of Sciences (summa cum laude) in International Finance and Accounting from Northeastern University.
We have employment agreements with each of our executive officers.
Available Information
Our internet address is http://www.endo.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission.
You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room that is located at 100 F Street, N.E., Room 1580, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet site: www.sec.gov (intended to be an inactive textual reference only).
You may also access copies of the Company’s filings with the Canadian Securities Administrators on SEDAR through their internet site: www.sedar.com (intended to be an inactive textual reference only).
Item 1A.    Risk Factors
We face intense competition, in particular from companies that develop rival products to our branded pharmaceutical products and from companies with which we compete to acquire rights to intellectual property assets.
The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities. In addition to product safety, development and efficacy, other competitive factors in the branded pharmaceuticals market include product quality and price, reputation, service and access to scientific and technical information. If we fail to compete successfully in any of these areas, our business, results of operations, financial condition and cash flows could be adversely affected. Our competitors include many of the major brand name and generic manufacturers of pharmaceuticals. In the market for branded pharmaceuticals, our competitors, including Abbott Laboratories, Johnson & Johnson, Pfizer, Inc., Purdue Pharma, L.P., Allergan, Inc., Valeant Pharmaceuticals International and Actavis Pharmaceuticals, Inc., among others, vary depending on product category, product dosage strength and drug-delivery systems. It is possible that developments by our competitors will make our products or technologies uncompetitive or obsolete. Because we are smaller than some of our national competitors in the branded pharmaceuticals sector, we may lack the financial and other resources needed to maintain our profit margins and market share in this sector.
The intensely competitive environment of the branded products business requires an ongoing, extensive search for medical and technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products for their intended uses to healthcare professionals in private practice, group practices and managed care organizations. There can be no assurance that we will be able to successfully develop medical or technological innovations or that we will be able to effectively market our existing branded products or new products we develop.
Our branded products face competition from generic versions. Generic versions are generally significantly cheaper than branded versions and, where available, may be required or encouraged in place of the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law. The entrance of generic competition to our branded products generally reduces our market share and adversely affects our profitability and cash flows. Generic competition with our branded products has had and will continue to have a material adverse effect on the net sales and profitability of our branded products.
In addition, our generics business faces competition from brand-name pharmaceutical companies, which have taken aggressive steps to thwart or delay competition from generic equivalents of their brand-name products. The actions taken by competing brand name pharmaceutical companies may increase the costs and risks associated with our efforts to introduce generic products and may delay or prevent such introduction altogether.
In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. We compete to acquire the intellectual property assets that we require to continue to develop and broaden our product range. Competitors with greater resources may acquire assets that we seek, and even where we are successful, competition may increase the acquisition price of such assets or prevent us from capitalizing on such acquisitions or licensing opportunities. If we fail to compete successfully, our growth may be limited.

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our branded drugs, our sales may suffer.
Under the Hatch-Waxman Act, the FDA can approve an ANDA for a generic bioequivalent version of a previously approved drug, without undertaking the full clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its generic product is bioequivalent to the branded product.
In recent years, various generic manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of the Company’s key pharmaceutical products, including but not limited to Lidoderm®, both the original and crush-resistant formulations of Opana® ER and Fortesta® Gel. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. It has been and continues to be our practice to vigorously defend and pursue all available legal and regulatory avenues in defense of the intellectual property rights protecting our key products. As a result, there are currently ongoing legal proceedings brought by the Company and/or its subsidiaries, and in certain cases its third party partners, against manufacturers seeking FDA approval for generic versions of the Company’s products.
Despite our efforts to defend our products, litigation is inherently uncertain, and we cannot predict the timing or outcome of our efforts. If we are not successful in defending our intellectual property rights or opt to settle, or if a product’s marketing exclusivity rights expire or become otherwise unenforceable, our competitors could ultimately launch generic versions of our products, which could significantly decrease our revenues and could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our share price. Due in large part to the materiality of our revenues from Lidoderm®, Opana® ER and Voltaren® Gel (for which our marketing exclusivity rights expired in October 2010), as well as the fact that multiple ANDAs have been filed for Lidoderm® and both the original and crush-resistant formulations of Opana® ER, we believe our most significant risks from generic competition relate to these products. Additionally, although we no longer market the non-crush resistant formulation of Opana® ER, generic versions of this formulation are commercially available, which have resulted and may continue to result in reduced sales of our crush-resistant formulation. For a complete description of the related legal proceedings, see Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Lidoderm® accounted for 5% of our total revenues for the year ended December 31, 2014, 23% in 2013 and 34% in 2012. Opana® ER accounted for 7% of our total revenues for the year ended December 31, 2014, 9% in 2013 and 11% in 2012. Voltaren® Gel accounted for 6% of our total revenues for the year ended December 31, 2014, 7% in 2013 and 4% in 2012. Although these percentages have generally decreased in recent years as a result of strategic acquisitions and organic growth of our U.S. Branded Pharmaceuticals product portfolio, these products continue to represent significant percentages of our total revenues. Our revenues from Lidoderm® have been negatively affected by the September 16, 2013 launch of Actavis’s lidocaine patch 5%, a generic version of Lidoderm®, and these revenues could decrease further should one or more additional generic versions launch. Launches of competing generic versions of the non-crush-resistant formulation Opana® ER, which began in early 2013 adversely affected our results of operations upon launch and will likely continue to do so in the future. Should additional generic competition enter the market for either formulation of Opana® ER, our revenues from Opana® ER could decrease further. Similarly, the launch of a generic version of Voltaren® Gel or any of our other products could negatively affect that product’s revenues. Decreases in revenue related to generic competition could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our share price.
We may be the subject of product liability claims or product recalls, and we may be unable to obtain or maintain insurance adequate to cover potential liabilities.
Our business exposes us to potential liability risks that arise from the testing, manufacturing, marketing and sale of our products. The Company is currently being sued in product liability cases. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity and loss of revenues as a result of product liability claims. Product liability is a significant commercial risk for us. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical and/or medical device companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs’ counsel now have a wide variety of tools to advertise their services and solicit new clients for litigation. Thus, we could expect that any significant product liability litigation or mass tort in which we are a defendant will have a larger number of plaintiffs than such actions have seen historically because of the increasing use of wide-spread and media-varied advertising. In addition, it may be necessary for us to voluntarily or mandatorily recall or withdraw products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective, which would also result in adverse publicity as well as in costs connected to the recall and loss of revenue.
On April 29, 2014, the FDA issued a statement proposing to reclassify surgical mesh for transvaginal pelvic organ prolapse repair from Class II to Class III. Further, the FDA proposed to reclassify urogynecologic surgical mesh instrumentation from Class I to Class II, and to establish special controls for surgical instrumentation for use with urogynecologic surgical mesh. The FDA stated that it was proposing these changes based on the tentative determination that general controls by themselves are insufficient to provide reasonable assurance of the safety and effectiveness of these devices. Although this proposal was subject to a 90 day comment period, to date the FDA has not taken further action regarding these proposals. Additionally, AMS and, in certain cases, the Company or certain of its other subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. As of December 31, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 45,400 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times from June 14, 2013 through December 31, 2014, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. As of December 31, 2014, the Company's product liability accrual for vaginal mesh cases totaled $1.66 billion for all known pending and estimated future claims related to vaginal mesh cases. We may be subject to additional liabilities arising out of these cases, and are responsible for the cost of managing these cases.
We cannot assure you that a product liability claim or series of claims brought against us would not have a material adverse effect on our business, financial condition, results of operations and cash flows. If any claim is brought against us, regardless of the success or failure of the claim, we cannot assure you that we will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall. Additionally, we may be limited by the surviving insurance policies of our acquired subsidiaries. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay the amounts due under these liabilities not covered by insurance.
See Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of our product liability cases.
Most of our total revenues come from a small number of products, particularly in our U.S. Branded Pharmaceuticals segment    .
The following table provides a breakdown of our revenues for the years ended December 31 (dollars in thousands).

	2014		2013		2012
	$	% of total revenue	$	% of total revenue	$	% of total revenue
Lidoderm®	$157,491	5	$602,998	23	$947,680	34
Opana® ER	197,789	7	227,878	9	299,287	11
Voltaren® Gel	179,816	6	170,841	7	117,563	4
Percocet®	122,355	4	105,814	4	103,406	4
Other brands	311,986	11	286,484	11	210,048	7
Total U.S. Branded Pharmaceuticals*	$969,437	34	$1,394,015	53	$1,677,984	60
__________

*	Percentages may not add due to rounding.
If we are unable to continue to manufacture or market any of our products, if any of them were to lose market share, for example, as the result of the entry of new competitors, particularly companies producing generic versions of branded drugs, or if the prices of any of these products were to decline significantly, our total revenues, profitability and cash flows would be materially adversely affected.
Our ability to protect and maintain our proprietary and licensed third party technology, which is vital to our business, is uncertain.
Our success, competitive position and future income will depend in part on our ability to obtain patent protection relating to the technologies, processes and products we are currently developing and those we may develop in the future. Our policy is to seek patent protection for technologies, processes and products we own and to enforce the intellectual property rights we own and license. We cannot assure you that patent applications we submit and have submitted will result in patents being issued. If an invention qualifies as a joint invention, the joint inventor or his or her employer may have rights in the invention. We cannot assure you that a third party will not infringe upon, design around or develop uses not covered by any patent issued or licensed to us or that these patents will otherwise be commercially viable. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office (PTO) by analogous foreign offices or in legal proceedings.
We cannot assure you as to the degree of protection any patents will afford, whether the PTO will issue patents or whether we will be able to avoid violating or infringing upon patents issued to others or that others will not manufacture and distribute our patented products upon expiration of the applicable patents.

Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny in the U.S. and abroad.
We are involved in numerous patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, our U.S. Generic Pharmaceuticals segment is also involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the U.S. Federal Trade Commission (the FTC) and the Antitrust Division of the Department of Justice (DOJ) for review. The FTC has publicly stated that, in its view, some of these settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC may commence an action against us alleging violation of the antitrust laws. Any adverse outcome of these investigations could have a significant adverse effect on our business, financial condition and results of operations. In addition, some members of Congress have proposed legislation that would limit the types of settlement agreements generic manufacturers can enter into with brand companies. In 2013, the Supreme Court, in FTC v. Actavis, determined that reverse payment patent settlements between generic and brand companies should be evaluated under the rule of reason, and provided limited guidance beyond the selection of this standard. Because the Court did not articulate a precise rule of lawfulness for such settlements, there may be extensive litigation over what constitutes a reasonable and lawful patent settlement between a brand and generic company. Recently, Endo was notified of multiple lawsuits purporting to be class actions brought by direct and indirect payers alleging that its settlement agreement with Watson (now Actavis) regarding the Lidoderm® patent litigation was unlawful and in violation of federal antitrust laws, as well as various state laws. Additional similar suits may be filed in the future. The impact of such pending and future litigation, legislative proposals and potential future Supreme Court review is uncertain and could adversely affect Endo’s business, financial condition and results of operations. On February 25, 2014, the Company’s subsidiary, EPI received a Civil Investigative Demand (CID) from the FTC. The CID requests documents and information concerning EPI’s settlement agreements with Actavis and Impax relating to the Opana® ER patent litigation and its settlement agreement with Actavis relating to the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. EPI intends to fully cooperate with the FTC’s investigation. At this time, EPI cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines and penalties, if any, that might result from an adverse outcome. Any adverse outcome of this investigation could have a significant adverse effect on our business, financial condition and results of operations.
We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices.
In the United States and certain other jurisdictions, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA. Under what is known as the “practice of medicine,” physicians and other healthcare practitioners may prescribe drug products and use medical devices for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications, treatments or product uses, the FFDCA, and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products and medical devices by pharmaceutical and medical device companies. The FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services (HHS-OIG), the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid as well as potential liability under the federal False Claims Act and applicable state false claims acts. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.
Notwithstanding the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial case law allow companies to engage in some forms of truthful, non-misleading, and non-promotional speech concerning the off-label uses of their products. The Company has endeavored to establish and implement extensive compliance programs in order to instruct employees on complying with the relevant advertising and promotion legal requirements. Nonetheless, the FDA, HHS-OIG, the DOJ and/or the state Attorneys General, and qui tam relators may take the position that the Company is not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including administrative, civil and criminal penalties and fines.
We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.
Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2014 and 2013, goodwill and other intangibles comprised approximately 64% and 49%, respectively, of our total assets. Goodwill and other intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The procedures and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing, and the results of our testing, are discussed in Part II, Item 7. of this report "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the captions “CRITICAL ACCOUNTING ESTIMATES” and “RESULTS OF OPERATIONS”.
Events giving rise to impairment of goodwill or other intangible assets are an inherent risk in the pharmaceutical and medical device industries and often cannot be predicted. As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment of our goodwill or other intangible assets occur.
We are subject to various regulations pertaining to the marketing of our products and services.
We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products and services, including inducements to potential patients to request our products and services. Additionally, product promotion educational activities, support of continuing medical education programs, and other interactions with health-care professionals must be conducted in a manner consistent with the FDA regulations and the Anti-Kickback Statute. The Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Due to recent legislative changes, violations of the Anti-Kickback Statute also carry potential federal False Claims Act liability. Because of the sweeping language of the federal Anti-Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the HHS-OIG has published regulations - known as safe harbors- that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case-by-case basis for compliance with the statute. Additionally, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to the Federal Drug Supply Chain Security Act.
The U.S. government has enacted the Federal Drug Supply Chain Security Act (DSCSA) that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.
Many of our core products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, including the development of REMS, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.
Many of our core products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, in the past, reportedly widespread misuse or abuse of OxyContin®, a product of Purdue Pharma L.P., or Purdue, containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, we believe that Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. We may be subject to litigation similar to the OxyContin® suits related to any narcotic-containing product that we market.
The FDA or the DEA may impose new regulations concerning the manufacture, storage, transportation, scheduling and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal REMS, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. On September 27, 2007, Congress passed legislation authorizing the FDA to require companies to undertake post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits outweigh its risks. On April 19, 2011, the FDA issued letters to manufacturers of long-acting and extended-release opioid drug products requiring them to develop and submit to the FDA a post-market REMS plan to require that training is provided to prescribers of these products, and that information is provided to prescribers that they can use in counseling patients about the risks and benefits of opioid drug use. We received a REMS notification letter from the FDA to develop the REMS education and training program for prescribers for our Opana® ER, morphine sulfate ER, and oxycodone ER drug products. On December 9, 2011, the FDA approved our interim REMS for Opana® ER, which was subsequently superseded by the class-wide extended-

release/long-acting REMS approved on July 9, 2012. The goal of this REMS is to reduce serious adverse outcomes resulting from inappropriate prescribing, misuse and abuse of extended-release or long-acting opioid analgesics while maintaining patient access to pain medications. The REMS includes a Medication Guide, Elements to Assure Safe Use and annual REMS Assessment Reports. The Obama administration has also released a comprehensive action plan to reduce prescription drug abuse, which may include proposed legislation to amend existing controlled substances laws to require healthcare practitioners who request DEA registration to prescribe controlled substances to receive training on opioid prescribing practices as a condition of registration. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
The pharmaceutical and medical device industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.
Governmental authorities such as the FDA impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical and medical device products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. With respect to pharmaceutical products, the submission of an NDA or ANDA to the FDA with supporting clinical safety and efficacy data, for example, does not guarantee that the FDA will grant approval to market the product. Meeting the FDA’s regulatory requirements to obtain approval to market a drug product typically takes many years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product, and the application process is subject to uncertainty. The NDA approval process for a new product varies in time, generally requiring a minimum of 10 months, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly. NDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product. The FDA may also require companies to conduct post-approval studies. The FDA also requires companies to undertake post-approval surveillance regarding their drug products and to report adverse events.
With respect to medical devices, such as those manufactured by AMS, before a new medical device, or a new use of, or claim for, an existing product can be marketed, it must first receive either premarket clearance under Section 510(k) of the FFDCA, or premarket approval, or PMA, from the FDA, unless an exemption applies. In the 510(k) premarket clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support a showing of substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and entail significant user fees in connection with FDA’s application review. The FDA also has authority under the FFDCA to require a manufacturer to conduct post-market surveillance of a Class II or Class III device. AMS’s currently commercialized products have received premarket clearance or PMA from the FDA under Section 510(k) or 515 of the FFDCA.
See Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules", for public health notifications regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI.
Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, and civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.
We cannot assure you that the FDA or other regulatory agencies will approve or clear for marketing any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.
Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical and medical device products, or new indications or uses for approved or cleared products, are sometimes more stringent than those that were applied in the past.
Some new or evolving FDA review standards or conditions for approval or clearance were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the FDA has expressed an intention to develop such databases for certain of these products, including many opioids.
In particular, the FDA has expressed interest in specific chemical structures that may be present as impurities in a number of opioid narcotic active pharmaceutical ingredients, such as oxycodone, which based on certain structural characteristics and laboratory tests may indicate the potential for having mutagenic effects.
More stringent controls of the levels of these impurities have been required and may continue to be required for FDA approval of drug products containing these impurities. Also, labeling revisions, formulation or manufacturing changes and/or product modifications may be necessary for new or existing products containing such impurities. The FDA’s more stringent requirements together with any additional testing or remedial measures that may be necessary could result in increased costs for, or delays in, obtaining approval for certain of our products in development. Although we do not believe that the FDA would seek to remove a currently marketed product from the market unless such mutagenic effects are believed to indicate a significant risk to patient health, we cannot make any such assurance.
In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, or FDAAA, Congress passed legislation authorizing the FDA to require companies to undertake additional post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate REMS to confirm a drug’s benefits outweigh its risks.
The FDA’s exercise of its authority under the FFDCA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable requirements and costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant safety or efficacy concerns or problems with a product in the same therapeutic class as one of our products that implicate or appear to implicate the entire class of products could have an adverse effect on sales of our product or, in some cases, result in product withdrawals. Likewise, manufacturing issues or problems at a supplier or third party manufacturer of our products could have an adverse effect on sales of our products, and could lead to product recalls or product shortages. Furthermore, new data and information, including information about product misuse at the user level, may lead government agencies, professional societies, practice management groups or patient or trade organizations to recommend or publish guidance or guidelines related to the use of our products, which may lead to reduced sales of our products.
The FDA and the DEA have important and complementary responsibilities with respect to our business. The FDA administers an application and post-approval monitoring process to assure that marketed products are safe, effective and consistently of uniform, high quality. The DEA administers registration, drug allotment and accountability systems to assure against loss and diversion of controlled substances. Both agencies have trained investigators that routinely, or for cause, conduct inspections, and both have authority to seek to enforce their statutory authority and regulations through administrative remedies as well as civil and criminal enforcement actions.
The FDA regulates and monitors drug and device clinical trials to help provide human subject protection and the quality of clinical trial data used to support marketing applications. The FDA also regulates the facilities, processes and procedures used to manufacture and market pharmaceutical and medical device products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP, regulations enforced by the FDA. Compliance with clinical trial requirements and cGMP regulations requires the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects clinical trial operations, and both our third party and owned manufacturing facilities and procedures to assure compliance. The FDA may place a hold on a clinical trial, and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug or medical device is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.
The FDA is authorized to perform inspections under the FFDCA. Following such inspections, the FDA may issue formal notices that could cause us to modify certain activities identified during the inspection. A Form 483 Notice of Inspectional Observations may be issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. A third category of formal notice is an untitled letter, which may be issued as an initial correspondence that cites violations that do not meet the threshold of regulatory significance for a Warning Letter.
During 2013 and 2014, the FDA has conducted various inspections at AMS’s Minnetonka, Minnesota facility; Qualitest’s liquids manufacturing facility in Huntsville, Alabama; Qualitest’s tablet manufacturing facility in Huntsville, Alabama and

Qualitest’s solid dose manufacturing facility in Charlotte, North Carolina. Certain of these inspections resulted in Form 483 Notices of Inspectional Observations from the FDA. The Company has responded to the Form 483 Notices of Inspectional Observations and has implemented or is continuing to implement its corrective action plans as agreed with the FDA.
On April 14, 2014, AMS received a Warning Letter from the FDA, dated April 10, 2014. The Warning Letter relates to matters reported as observations on the Form 483 Notice of Inspectional Observations issued on February 24, 2014. The Warning Letter states that the corrective actions which AMS reviewed with the FDA on March 20, 2014 appear to be adequate, but it goes on to state that many of the actions have not yet been completed and will need to be validated in a follow-up inspection. AMS responded to the Warning Letter on April 25, 2014 and is continuing to implement its corrective action plan as agreed with the FDA. AMS is committed to the submitted corrective action plan and expects to continue to make significant progress with respect to the implementation of this plan during the remainder of 2015, with completion of the proposed corrective actions expected to occur by the end of 2015.
The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. Failure to comply with applicable legal requirements subjects the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product and thus, our ability to market affected products. This could have a negative impact on our business, results of operation, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.”
We cannot determine what effect changes in regulations or legal interpretations or requirements by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA or DEA could have an adverse effect on the sales of these products. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.
Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain.
Before obtaining regulatory approvals for the sale of any of our new product candidates, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Likewise, we may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in our failure to obtain regulatory approvals.
The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of our products in the past. For example, patients may not enroll in clinical trials at the rate expected or patients may drop out after enrolling in the trials or during the trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP. We also may experience delays in obtaining, or we may not obtain, required initial and continuing approval of our clinical trials from institutional review boards. We cannot assure you that we will not experience delays or undesired results in these or any other of our clinical trials.
We cannot assure you that the FDA or foreign regulatory agencies will approve, clear for marketing or certify any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals or clearances of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, which would adversely affect our financial condition and results of operations.

Before obtaining regulatory approvals for certain generic products, we must conduct limited clinical or other trials to show comparability to the branded products. A failure to obtain satisfactory results in these trials would prevent us from obtaining required regulatory approvals.
The success of our acquisition and licensing strategy is subject to uncertainty and any completed acquisitions or licenses may reduce our earnings, be difficult to integrate, not perform as expected or require us to obtain additional financing.
We regularly evaluate selective acquisitions and look to continue to enhance our product line by acquiring rights to additional products and compounds. Such acquisitions may be carried out through the purchase of assets, joint ventures and licenses or by acquiring other companies. However, we cannot assure you that we will be able to complete acquisitions that meet our target criteria on satisfactory terms, if at all. In particular, we may not be able to identify suitable acquisition candidates, and we may have to compete for acquisition candidates.
Our competitors may have greater resources than us and therefore be better able to complete acquisitions or may cause the ultimate price we pay for acquisitions to increase. If we fail to achieve our acquisition goals, our growth may be limited.
Acquisitions may expose us to additional risks and may have a material adverse effect on our profitability and cash flows. Any acquisitions we make may:

•	fail to accomplish our strategic objectives;

•	not be successfully combined with our operations;

•	not perform as expected; and

•	expose us to cross border risks.
In addition, based on current acquisition prices in the pharmaceutical industry, acquisitions could decrease our net income per share and add significant intangible assets and related amortization or impairment charges. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in leverage, increased debt obligations as compared to equity, or dilution of ownership. We may not be able to finance acquisitions on terms satisfactory to us.
Further, if we are unable to maintain, on commercially reasonable terms, product, compound or other licenses that we have acquired, our ability to develop or commercially exploit our products may be inhibited.
Our growth and development will depend on developing, commercializing and marketing new products, including both our own products and those developed with our collaboration partners. If we do not do so successfully, our growth and development will be impaired.
Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully commercialize new branded and generic pharmaceutical products and medical devices in a timely manner. As a result, we must continually develop, test and manufacture new products, and these new products must meet regulatory standards to receive requisite marketing authorizations. Products we are currently developing may or may not receive the regulatory approvals or clearances necessary for us to market them. Furthermore, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, can be successfully commercialized. Some of our collaboration partners may decide to make substantial changes to a product’s formulation or design, may experience financial difficulties or have limited financial resources, any of which may delay the development, commercialization and/or marketing of new products. In addition, if a co-developer on a new product terminates our collaboration agreement or does not perform under the agreement, we may experience delays and, possibly, additional costs in developing and marketing that product.
We conduct research and development to enable us to manufacture and market pharmaceuticals and devices in accordance with specific government regulations. Much of our drug development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, research expenses related to the development of innovative compounds and the filing of applications to receive marketing authorization for these novel products are significantly greater than those expenses associated with generic products. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in the healthcare industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful regulatory approval and introduction of new pharmaceutical products. Also, after we submit a regulatory application, the relevant governmental health authority may require that we conduct additional studies, including, depending on the product, studies to assess the product’s interaction with alcohol, and as a result, we may be unable to reasonably predict the total research and development costs to develop a particular product.

The availability of third party reimbursement for our products is uncertain, and thus we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided.
Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third party payment for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third party payers are increasingly attempting to contain healthcare costs by (1) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products approved for marketing by the FDA, (2) refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval and (3) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products.
In addition, significant uncertainty exists as to the reimbursement status of newly approved medical device products, which may impact whether customers purchase our products. Reimbursement rates vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician’s office. Furthermore, healthcare regulations and reimbursement for medical devices vary significantly from country to country, particularly in Europe. AMS has experienced lower procedure volume levels, particularly in Europe, as a result of recent “austerity measures” or budget reduction measures adopted by certain European countries in response to growing budget deficits and volatile economic conditions and may experience lower levels of reimbursement with respect to AMS’s products in the future as a result.
Our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.
We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration in return for the purchase of our products. Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from the Medicare, Medicaid, and other government healthcare programs. There can be no assurance that our practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on our business or results of operations.
We also are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the federal civil False Claims Act, which permits private persons to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. These actions against healthcare companies, which do not require proof of a specific intent to defraud the government, may result in payment of fines and/or administrative exclusion from the Medicare, Medicaid, and/or other government healthcare programs.
We are subject to provisions that require us to enter into a Medicaid Drug Rebate Agreement and a 340B Pharmaceutical Pricing Agreement as a condition for having our products eligible for payment under Medicare Part B and Medicaid. We have entered into such agreements. In addition, we are required to report certain pricing information to the Centers for Medicare and Medicaid Services on a periodic basis to allow for accurate determination of rebates owed under the Medicaid Drug Rebate Agreement, ceiling prices under the 340B program and certain other government pricing arrangements, and reimbursement rates for certain drugs paid under Medicare Part B. On January 27, 2012, CMS issued a Proposed Rule to implement the Medicaid Drug Rebate provisions incorporated into the Healthcare Reform Law. The Proposed Rule has not been finalized yet, but we anticipate that if the Proposed Rule becomes final, it will require operational adjustments by the Company in order to maintain its compliance with applicable law. Changes included in the Proposed Rule that would revise how manufacturers are required to calculate Average Manufacturer Price (AMP) and Best Price, if they are included in the Final Rule may affect the quarterly amounts that the Company owes to state Medicaid programs through the Medicaid Drug Rebate program.
We and other pharmaceutical companies are defendants in a number of lawsuits filed by local and state government entities, alleging generally that we and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable by state Medicaid programs, which are partially funded by the federal government. In addition, a predecessor entity of Qualitest Pharmaceuticals and other pharmaceutical companies are defendants in a federal False Claims Act lawsuit brought by a qui tam relator alleging the submission (or the causing of the submission) of false claims for payments to be made through state Medicaid reimbursement programs for unapproved drugs or non-drugs. We intend to vigorously defend these lawsuits to which we are a party. Depending on developments in the litigation however, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these actions. Any unfavorable outcomes as a result of such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our customer concentration may adversely affect our financial condition and results of operations.
We primarily sell our products to a limited number of wholesale drug distributors and large pharmacy chains. In turn, these wholesale drug distributors and large pharmacy chains supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total revenues during the three years ended December 31 are as follows:

	2014	2013	2012
Cardinal Health, Inc.	17%	21%	25%
McKesson Corporation	26%	26%	26%
AmerisourceBergen Corporation	14%	15%	12%
Revenues from these customers are included within our U.S. Branded Pharmaceuticals, U.S. Generic Pharmaceuticals and International Pharmaceuticals segments. If we were to lose the business of any of these customers, or if any were to experience difficulty in paying us on a timely basis, our total revenues, profitability and cash flows could be materially and adversely affected.
We are currently dependent on outside manufacturers for the manufacture of a significant amount of our products; therefore, we have and will continue to have limited control of the manufacturing process and related costs. Certain of our manufacturers currently constitute the sole source of one or more of our products, including Teikoku Seiyaku Co., Ltd. (Teikoku), our sole source of Lidoderm®.
Third party manufacturers currently manufacture a significant amount of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of our products. For example, Teikoku is our sole source of Lidoderm® and Grünenthal GmbH (Grünenthal) is our sole source of our crush-resistant formulation of Opana® ER. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. As a result, any such delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because many of our products are manufactured by third parties, we have a limited ability to control the manufacturing process or costs related to this process. Increases in the prices we pay our manufacturers, interruptions in our supply of products or lapses in quality could adversely impact our margins, profitability and cash flows. We are reliant on our third party manufacturers to maintain the facilities at which they manufacture our products in compliance with FDA, DEA, state and local regulations. If they fail to maintain compliance with FDA, DEA or other critical regulations, they could be ordered to cease manufacturing, or product may be recalled, which would have a material adverse impact on our business, results of operations, financial condition and cash flows. For example, in December 2011, Novartis Consumer Health, Inc.’s Lincoln, Nebraska manufacturing facility was temporarily shut down to facilitate its implementation of certain manufacturing process improvements, resulting in short-term supply constraints for certain EPI analgesic products which had been manufactured at this facility prior to the shutdown. Additionally, if any facility that manufactures our products experiences a natural disaster, we could experience a material adverse impact on our business, results of operations, financial condition and cash flows. In addition to FDA and DEA regulation, violation of standards enforced by the Environmental Protection Agency (EPA) and the Occupational Safety and Health Administration (OSHA) and their counterpart agencies at the state level, could slow down or curtail operations of third party manufacturers.
In addition, we may consider entering into additional manufacturing arrangements with third party manufacturers. In each case, we will incur significant costs in obtaining the regulatory approvals and taking the other steps necessary to begin commercial production by these manufacturers. If the market for the products manufactured by these third parties substantially contracts or disappears, we will continue to be financially obligated under these contracts, an obligation which could have a material adverse effect on our business.
We are dependent on third parties to supply all raw materials used in our products and to provide services for certain core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on third parties to supply all raw materials used in our products. In addition, we rely on third party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. All third party suppliers and contractors are subject to FDA, and very often DEA, requirements. Our business and financial viability are dependent on the continued supply by these third party suppliers, the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third party manufacturers, distributors and collaboration partners. Any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we have entered into minimum purchase requirement contracts with some of our third party raw material suppliers. If the market for the products that utilize these raw materials substantially contracts or disappears, we will continue to be financially obligated under these contracts and meeting such obligations could have a material adverse effect on our business.
For example, our subsidiary AMS currently relies on single- or sole-source suppliers for certain raw materials and certain components used in its male prostheses, many of its female products, its GreenLight™ laser systems, and for the TherMatrx® disposables. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying AMS because of product liability concerns or other factors. We and AMS cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption due to the need to qualify alternate designs or sources. Any interruption or failure by these sources to supply raw materials or components to AMS could have a material adverse effect on sales of AMS’s products.
We are dependent upon third parties to provide us with various estimates as a basis for our financial reporting. While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance over the accounting methods and controls over the information provided to us by third parties. As a result we are at risk of them providing us with erroneous data which could have a material adverse impact on our business.
If our manufacturing facilities are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse impact on our business.
If any of our manufacturing facilities fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products and medical devices must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both drug products seeking regulatory approval and to approved drug products. In complying with cGMP requirements, pharmaceutical and medical device manufacturing facilities must continually expend significant time, money and effort in production, record-keeping and quality assurance and control (and design control for medical devices) so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our manufacturing facilities to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. Were we not able to manufacture products at our manufacturing facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products would be interrupted. This could have a material adverse impact on our business, results of operation, financial condition, cash flows and competitive position.
The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.
The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our current products and products in development, including oxycodone, oxymorphone, morphine, fentanyl, and hydrocodone, are listed by the DEA as Schedule II or III substances under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, generally, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.
Furthermore, the DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and we, or our contract manufacturing organizations, must annually apply to the DEA for procurement and production quotas in order to obtain and produce these substances. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
If we are unable to retain our key personnel, and continue to attract additional professional staff, we may be unable to maintain or expand our business.
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have consulting agreements with certain key individuals and institutions and have employment agreements with our key executives, we cannot assure you that we will succeed in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.
The trading prices of our securities may be volatile, and your investment in our securities could decline in value.
The market prices for securities of healthcare companies in general have been highly volatile and may continue to be highly volatile in the future. For example, in 2014, our shares traded between $53.62 and $82.16 per share on the NASDAQ Global Select Market. The following factors, in addition to other risk factors described in this section, may cause the market value of our securities to fluctuate:

•	FDA approval or disapproval of any of the drug or medical device applications we have submitted;

•	the success or failure of our clinical trials;

•	new data or new analyses of older data that raises potential safety or effectiveness issues concerning our approved products;

•	product recalls;

•	competitors announcing technological innovations or new commercial products;

•	introduction of generic substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products;

•	developments concerning our or others’ proprietary rights, including patents;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the U.S. and foreign countries, or announcements relating to these matters;

•	period-to-period fluctuations in our financial results;

•	new legislation in the U.S. relating to the development, sale or pricing of pharmaceuticals or medical devices;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•	litigation; and

•	economic and other external factors, including market speculation or disasters and other crises.
Our operations could be disrupted if our information systems fail or if we are unsuccessful in implementing necessary upgrades.
Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. If our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our operations and financial results could suffer.
The regulatory approval process outside the U.S. varies depending on foreign regulatory requirements, and failure to obtain regulatory approval in foreign jurisdictions would prevent the marketing of our products in those jurisdictions.
We have worldwide intellectual property rights to market many of our products and product candidates and intend to seek approval to market certain of our products outside of the U.S. To market our products in non-U.S. jurisdictions, we must obtain separate regulatory authorization and comply with numerous and varying regulatory requirements. Approval of a product by the regulatory authorities of foreign countries must be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The non-U.S. regulatory approval process includes all of the risks associated with obtaining FDA approval set forth herein and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

AMS could be adversely affected by special risks and requirements related to its medical products manufacturing business.
AMS is subject to various risks and requirements associated with being a medical equipment manufacturer, which could have adverse effects. These include the following:

•	the need to comply with applicable FDA and foreign regulations relating to cGMP and medical device approval, clearance or certification requirements, and with state licensing requirements;

•
the need for special non-governmental certifications and registrations regarding product safety, product quality and manufacturing procedures in order to market products in the European Union, i.e. EN ISO certifications;

•
the fact that in some foreign countries, medical device sales are strongly determined by the reimbursement policies of statutory and private health insurance companies, i.e., if insurance companies decline reimbursement for AMS’s products, sales may be adversely affected;

•	potential product liability claims for any defective or allegedly defective goods that are distributed; and

•	the need for research and development expenditures to develop or enhance products and compete in the equipment markets.
We are subject to health information privacy and data protection laws that include penalties for noncompliance.
The Company is subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues in both developed and emerging markets with the potential to affect directly the Company’s business.  This includes federal and state laws and regulations in the United States as well as in Europe and other markets.  There has also been increased enforcement activity in the United States particularly related to data security breaches. A violation of these laws or regulations could subject us to penalties, fines and/or possible exclusion from Medicare or Medicaid. Such sanctions could materially and adversely affect Endo.
The expanding nature of the Company’s business in global markets exposes us to risks associated with adapting to emerging markets and taking advantage of growth opportunities.
The globalization of the Company’s business, including in Mexico, and the increased volume of operations and profits through Litha Health Care Group Limited (Litha) in South Africa, may expose the Company to increased risks. Any difficulties in adapting to emerging markets and/or a decline in the growth of emerging markets could impair the Company’s ability to take advantage of growth opportunities in these regions and affect our business, results of operations or financial condition.
The expansion of our activities in emerging markets may further expose us to more volatile economic conditions, political instability and competition from companies that are already well established in these markets and the inability of the Company to adequately respond to the unique characteristics of these markets, particularly with respect to their regulatory frameworks, the difficulties in recruiting qualified personnel, potential exchange controls, weaker intellectual property protection, higher crime levels and corruption and fraud, could have a material adverse effect on our the business.
The Company’s policies and procedures, which are designed to help the Company, its employees and its agents comply with various laws and regulations regarding corrupt practices and anti-bribery, cannot guarantee protection against liability for actions taken by businesses in which we invest. Failure to comply with domestic or international laws could result in various adverse consequences, including possible delay in the approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, or the imposition of criminal or civil sanctions, including substantial monetary penalties.
From a financial reporting perspective, differences in banking systems and business cultures could have an adverse effect on the efficiency of internal controls over financial reporting matters. Given the significant learning curve to fully understand the emerging markets’ business, operating environment and the quality of controls in place, the Company may not be able to adequately assess the efficiency of internal controls over financial reporting or the effects of the laws and requirements of the local business jurisdictions.
Many jurisdictions require specific permits or business licenses, particularly if the business is considered foreign. These requirements may affect the Company’s ability to carry out its business operations in the emerging markets.
Our international operations could expose us to various risks, including risks related to fluctuations in foreign currency exchange rates.
In 2014, 2013 and 2012, 15.6%, 6.8% and 6.2%, respectively, of our total revenues were from sources outside the U.S. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where the Company does business, could affect payment terms and the Company’s ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, primarily the Canadian dollar, euro, South African rand, Mexican peso, British pound, Australian dollar, and Swedish krona.
The risks of selling and shipping products and of purchasing components and products internationally may adversely impact our revenues, results of operations and financial condition.
The sale and shipping of the Company’s products and services across international borders is subject to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, export control laws, customs and import laws, and anti-boycott laws. Our failure to comply with applicable laws and regulations could result in significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, some countries in which the Company’s subsidiaries sell products are, to some degree, subject to political, economic and/or social instability. The Company’s international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•
the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic instability or disruptions, including local and regional instability, or disruptions due to natural disasters, such as severe weather and geological events;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	difficulties in enforcing or defending intellectual property rights; and

•	exposure to different legal and political standards due to our conducting business in several foreign countries.
We cannot provide assurance that one or more of these factors will not harm our business. Additionally, we are experiencing fluidity in regulatory and pricing trends as a result of the Healthcare Reform Law. Any material decrease in the Company’s international sales would adversely impact the Company’s results of operations and financial condition.
We have indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness.
We currently have a substantial amount of indebtedness. As of December 31, 2014, we have total debt of approximately $4.36 billion in aggregate principal amount. This debt primarily consists of $2.75 billion of senior notes, $1.49 billion of secured term loan indebtedness and $98.8 million of convertible senior subordinated notes. As of December 31, 2014, we have availability of approximately $750.0 million under our revolving credit facility, not including an up to $1.00 billion uncommitted expansion option available under our 2014 Credit Facility, subject to satisfaction of certain conditions. In January 2015, certain of our subsidiaries issued an additional $1.20 billion of senior notes in connection with the acquisition of Auxilium. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Despite our current level of indebtedness, we may still be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including potential additional secured indebtedness pursuant to the uncommitted expansion option under our 2014 Credit Facility, subject to satisfaction of certain conditions, to which our outstanding notes would be effectively subordinated. The terms of the indentures limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness, but these limits are subject to significant exceptions and do not limit liabilities that do not constitute debt. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Covenants in our debt agreements restrict our business in many ways.
The indentures governing the notes and the agreements governing the 2014 Credit Facility and other outstanding indebtedness subject us to various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.
A breach of any of these covenants could result in a default under our indebtedness, including the 2014 Credit Facility and/or the notes.
We are a holding company with no direct operations and depend on the business of our subsidiaries to satisfy our obligations under our indebtedness.
We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries. Our subsidiaries conduct substantially all of the operations necessary to fund payments on our indebtedness. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Our ability to make payments on our indebtedness will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including state laws regulating the payment of dividends and distributions.
We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay principal and interest, and any other payments our indebtedness when due.
Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.
A substantial portion of our borrowings under the 2014 Credit Facility are at variable rates of interest, exposing us to interest rate risks. We are exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of December 31, 2014, our total aggregate principal of debt consists of approximately $1.49 billion of floating-rate debt. Based on this amount, a 1% rise in interest rates would result in approximately $14.9 million in incremental annual interest expense. If London Inter-Bank Offer rates (LIBOR) increase in the future, then our floating-rate debt could have a material effect on our interest expense.
We may be unable to repay or repurchase amounts outstanding on our indebtedness at maturity.
At maturity, the entire outstanding principal amount of our indebtedness, together with accrued and unpaid interest, will become due and payable. We may not have the funds to fulfill these obligations or the ability to refinance these obligations. If the maturity date occurs at a time when other arrangements prohibit us from repaying our indebtedness, we would try to obtain waivers of such prohibitions from the lenders and holders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we could not obtain the waivers or refinance these borrowings, we would be unable to repay our indebtedness.

To service our indebtedness, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our indebtedness or seek to obtain additional financing.
We expect to obtain the funds to pay our expenses and the amounts due under our indebtedness primarily from operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic, competitive, legislative, regulatory and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our outstanding indebtedness, or to fund other liquidity needs, such as future capital expenditures. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on our operations. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. Our ability to restructure or refinance our indebtedness, including the notes, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including the indentures governing the notes, may restrict us from adopting any of these alternatives. Any failure to make scheduled payments of interest or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could negatively impact our ability to incur additional indebtedness on commercially reasonable terms or at all. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of our notes, our business, financial condition and other results of operations, and our ability to pay the amounts due under the notes and our other indebtedness.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default under our outstanding indebtedness that could materially and adversely affect our results of operations and our financial condition.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and our lenders could terminate all commitments to extend further credit. The instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. An event of default or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of other debt agreements. Upon acceleration of certain of our other indebtedness, holders of the notes could declare all amounts outstanding under the notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. We have pledged substantially all of our assets as collateral under the 2014 Credit Facility. If the lenders under the 2014 Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the obligations outstanding under the 2014 Credit Facility and our other indebtedness, including the notes. For a description of our indebtedness, see Note 13. Debt in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
The IRS may not agree with the conclusion that Endo should be treated as a foreign corporation for U.S. federal income tax purposes following the Paladin transaction.
Although Endo is incorporated in Ireland, the U.S. Internal Revenue Service (IRS) may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code (the Code). A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because Endo is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.
Under Section 7874, Endo would be treated as a foreign corporation for U.S. federal income tax purposes if the former shareholders of EHSI own (within the meaning of Section 7874) less than 80% (by both vote and value) of Endo shares by reason of holding shares in Endo (the ownership test). The former EHSI shareholders owned less than 80% (by both vote and value) of the shares in Endo after the Paladin merger by reason of their ownership of shares of Endo ordinary shares. As a result, under current law, Endo is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause Endo to be treated as a domestic corporation for U.S. federal income tax purposes, including with retrospective effect. Further, there can be no assurance that the IRS will agree with the position that the ownership test is satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test. Endo’s obligation to complete the Paladin transactions was conditional upon its receipt of the Section 7874 opinion from Skadden, dated as of the closing date and subject to certain qualifications and limitations set forth therein, to the effect that Section 7874 of the Code and the regulations promulgated thereunder should not apply in such a manner so as to cause Endo to be treated as a U.S. corporation for U.S. federal income tax purposes from and after the closing date. However, an opinion of tax counsel is not binding on the IRS or a court. Therefore, there can be no assurance that the IRS will not take a position contrary to Skadden’s Section 7874 opinion or that a court will not agree with the IRS in the event of litigation.
The effective rate of taxation upon our results of operations is dependent on multi-national tax considerations.
We earn a portion of our income outside the United States. That portion of our earnings is taxed at the more favorable rates applicable to the activities undertaken by our subsidiaries outside of the United States. Current economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. Changes in tax laws or in their application or interpretation could increase our effective tax rate and negatively affect our results of operations. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. There have been proposals to reform U.S. tax laws and several of the proposals being considered, if enacted into law, could have a material adverse impact on our income tax expense and cash flows.
 Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We are also subject to the examination of our tax returns and tax arrangements by the IRS and other tax and governmental authorities. For example, our transfer pricing has been the subject of IRS audits, and may be the subject of future audits by the IRS or other tax authorities and we may be subject to tax assessments or the reallocation of income among our subsidiaries. Likewise, the European Union may challenge our arrangements in European Union member states and attempt to force the member states to collect additional income taxes. We regularly assess all of these matters to determine the adequacy of our tax provisions, which are subject to significant discretion. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits and disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.
Future changes to U.S. and non-U.S. tax laws could materially adversely affect the Company.
Under current law, Endo is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the Treasury or the IRS, could adversely affect Endo’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application to Endo, EHSI, and/or their respective shareholders and affiliates. In addition, recent legislative proposals would expand the scope of U.S. corporate tax residence, and such legislation, if enacted, could have a material and adverse effect on Endo.
In addition, the U.S. Congress, the Organization for Economic Co-operation and Development, and other Government agencies in jurisdictions where Endo and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations and there are several current legislative proposals that, if enacted, would substantially change the U.S. federal income tax system as it relates to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which Endo and its affiliates do business could change on a prospective or retroactive basis, and any such changes could materially and adversely affect Endo.
Section 7874 likely will limit Endo’s and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by certain specified transactions for a period of time following the Paladin transaction.
Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we currently expect that this limitation will apply and as a result, Endo currently does not expect that it or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions.
The Company may not be able to successfully maintain its low tax rates, which could adversely affect its business and financial condition, results of operations and growth prospects.
Endo is incorporated in Ireland and also maintains subsidiaries in the United States, Canada, Mexico and South Africa. The IRS and other taxing authorities may challenge the Endo structure and transfer pricing arrangements. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating the Endo business. Endo cannot predict whether taxing authorities will conduct an audit challenging Endo’s structure and arrangements, the cost involved in responding to any such audit and resulting litigation, or the outcome. If Endo is unsuccessful, it may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require Endo to reduce its operating expenses, decrease efforts in support of its products or seek to raise additional funds, all of which could have a material adverse effect on the Endo business, financial condition, results of operations and growth prospects.
Certain of Endo’s recently acquired subsidiaries were not previously subject to the compliance obligations of the Sarbanes-Oxley Act of 2002, and Endo may not be able to timely and effectively implement controls and procedures over their operations as required under the Sarbanes-Oxley Act of 2002.
Endo’s recently acquired subsidiaries, Paladin and Somar, were not previously subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. Endo must timely and effectively implement the internal controls necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and an integrated report by our independent registered public accounting firm addressing these assessments. Endo intends to take appropriate measures to establish or implement an internal control environment across its various subsidiaries, including Paladin and Somar, aimed at successfully adopting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, it is possible that Endo may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on the market price for Endo ordinary shares.
Any attempted takeovers of the Company are subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.
The Company is subject to Irish Takeover Rules, under which Endo’s board of directors will not be permitted to take any action which might frustrate an offer for Endo ordinary shares once it has received an approach which may lead to an offer or has reason to believe an offer is imminent.
Risks Related to the Transaction with Auxilium
Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, adversely affect the progress of pipeline products or otherwise adversely affect the operations of Endo and Auxilium.
The success of the combined company will depend, in part, upon its ability to retain key employees, especially during the integration phase of the businesses of Endo and Auxilium. Employees of Endo might experience uncertainty about their future roles with Endo following completion of the merger, which might materially and adversely affect Endo’s ability to retain key managers and other employees. In addition, competition for qualified personnel in the pharmaceutical industry is very intense. If the combined company loses key personnel or is unable to attract, retain and motivate qualified individuals or the associated costs to the combined company increase significantly, the Endo’s business could be materially and adversely affected.
Endo may fail to realize all of the anticipated benefits of the merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.
The ability of the combined company to realize the anticipated benefits of the merger will depend, to a large extent, on its ability to integrate the businesses of Endo and Auxilium. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Endo will be required to devote significant management attention and resources to integrating Auxilium’s business practices and operations. The integration process may disrupt the business and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect its results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination of the businesses of Endo and Auxilium;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in retaining existing customers and obtaining new customers;

•	potential unknown liabilities or larger liabilities than projected, adverse consequences and unforeseen increased expenses associated with the merger; and

•	difficulties in coordinating a geographically dispersed organization.
Many of these factors will be outside the control of Endo, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Endo and Auxilium are integrated successfully, the full benefits of the merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of Endo and Auxilium. As a result, we cannot assure you that the combination of Endo and Auxilium will result in the realization of the full benefits anticipated from the merger.
The benefits of the merger are also subject to a variety of other factors, many of which are beyond Endo’s ability to control, such as changes in the rate of economic growth in jurisdictions in which the combined company will do business, the financial performance of the combined business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies, including changes in interest rates, and tax law of the jurisdictions in which the combined company will do business. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be interrelated, and the impact to the combined company of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.
Endo will incur direct and indirect costs as a result of the merger.
Endo will incur substantial expenses over a period of time following the completion of the merger. Endo further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Auxilium. While Endo has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Endo’s control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Endo.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our significant properties at December 31, 2014 are as follows:

Location	Purpose	Approximate Square Footage	Ownership	Lease Term End Date
Corporate Properties:
Dublin, Ireland	Global Corporate Headquarters	10,000	Leased	August 2024
Malvern, Pennsylvania	U.S. Corporate Headquarters	300,000	Leased(1)	December 2024
Austin, Texas	Former Shared Services Center	16,000	Leased(2)	January 2018
Chadds Ford, Pennsylvania	Former Corporate Headquarters	64,000	Leased(3)	January 2015
Chadds Ford, Pennsylvania	Former Corporate Headquarters	49,000	Leased(3)	March 2018
Chadds Ford, Pennsylvania	Former Corporate Headquarters	24,000	Leased(3)	January 2015
U.S. Branded Pharmaceuticals Segment Properties:
Cranbury, New Jersey	Manufacturing	33,000	Leased	March 2015
U.S. Generic Pharmaceuticals Segment Properties:
Cranbury, New Jersey	Research & Development	21,000	Leased	March 2015
Westbury, New York	Research & Development	24,000	Leased(4)	May 2015
Huntsville, Alabama	Qualitest Pharmaceuticals Headquarters	24,000	Leased	July 2019
Huntsville, Alabama	Qualitest Pharmaceuticals Distribution	280,000	Owned	N/A
Huntsville, Alabama	Distribution/Manufacturing/Laboratories	180,000	Owned	N/A
Huntsville, Alabama	Distribution/Manufacturing/Laboratories	320,000	Owned	N/A
Huntsville, Alabama	Distribution	37,000	Leased	September 2016
Charlotte, North Carolina	Distribution/Manufacturing/Laboratories	88,000	Owned	N/A
Charlotte, North Carolina	Distribution/Manufacturing/Laboratories	56,000	Leased	June 2018
Charlotte, North Carolina	Distribution	50,000	Leased	May 2021
Coral Springs, Florida	Boca Pharmacal Distribution	21,000	Leased	July 2015
Fort Lee, New Jersey	DAVA Pharmaceuticals Headquarters	10,000	Leased	February 2017
Devices Segment Properties:
Minnetonka, Minnesota	AMS Headquarters/Warehouse/Research & Development/Manufacturing	230,000	Owned	N/A
Westmeath, Ireland	AMS Manufacturing	34,000	Leased(5)	January 2021
San Jose, California	AMS Office/Manufacturing/Research & Development/Warehouse	69,000	Leased	October 2016
Amsterdam, Netherlands	AMS European Shared Service Center	22,000	Leased	August 2018
International Pharmaceuticals Segment Properties:
Montreal, Canada	Paladin Headquarters	26,000	Leased	December 2018
Mexico City, Mexico	Somar Headquarters	74,000	Leased	September 2019
Mexico City, Mexico	Manufacturing	148,000	Owned	N/A
Mexico City, Mexico	Manufacturing	31,000	Owned	N/A
Mexico City, Mexico	Manufacturing	11,000	Owned	N/A
 __________

(1)	Beginning January, 2015, approximately 60,000 square feet of this property has been subleased.

(2)	In connection with the Shared Services Center being relocated to the U.S. corporate headquarters in Malvern, Pennsylvania, we exited this facility in late 2013.

(3)	In connection with the relocation of our headquarters to Malvern, Pennsylvania, we exited these properties in early 2013.

(4)	In connection with the consolidation of our generics research and development operations to Huntsville, Alabama, we exited this facility in February 2013.

(5)	Initial lease term ends January, 2021.
Item 3.        Legal Proceedings
The disclosures under Note 14. Commitments and Contingencies of the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" are incorporated into this Part I, Item 3. by reference.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our ordinary shares are traded on the NASDAQ Global Select Market under the symbol “ENDP” and on the Toronto Stock Exchange (TSX) under the symbol “ENL”. The following table sets forth the quarterly high and low share price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

	Endo Ordinary Shares
	NASDAQ (US$)		TSX (Cdn$)
	High	Low	High	Low
Year Ended December 31, 2014
1st Quarter(1)	$82.16	$63.65	$90.00	$70.85
2nd Quarter	$75.69	$53.62	$81.25	$59.50
3rd Quarter	$71.49	$61.13	$77.79	$66.00
4th Quarter	$75.20	$57.14	$86.90	$65.24
Year Ended December 31, 2013
1st Quarter	$33.32	$25.01	N/A	N/A
2nd Quarter	$39.82	$30.39	N/A	N/A
3rd Quarter	$46.09	$36.17	N/A	N/A
4th Quarter	$67.63	$43.12	N/A	N/A
__________

(1)	1st Quarter 2014 excludes January 1, 2014 through February 28, 2014 for TSX.
Holders. As of February 20, 2015, we estimate that there were approximately 32 record holders of our ordinary shares.
Dividends. We have never declared or paid any cash dividends on our ordinary shares and we currently have no plans to declare a dividend. Subject to limitations imposed by Irish law and the various agreements and indentures governing our indebtedness, we are permitted to pay dividends.

Performance Graph. The following graph provides a comparison of the cumulative total shareholder return on the Company’s ordinary shares with that of the cumulative total shareholder return on the (i) NASDAQ Stock Market Index (U.S.) and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2009 and ending December 31, 2014. The graph assumes $100 invested on December 31, 2009 in the Company’s ordinary shares and in each of the comparative indices. Our historic share price performance is not necessarily indicative of future share price performance.

	December 31,
	2009	2010	2011	2012	2013	2014
Endo International plc	$100.00	$174.03	$168.27	$127.83	$328.75	$351.46
NASDAQ Composite Index	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
NASDAQ Pharmaceutical Index	$100.00	$104.24	$117.69	$161.80	$271.53	$349.75
Recent sales of unregistered securities; Use of proceeds from registered securities.
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

Purchase of Equity Securities by the issuer and affiliated purchasers
The following table reflects purchases of Endo International plc ordinary shares by the Company during the year ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
October 1, 2014 to October 30, 2014	—	—	—
November 1, 2014 to November 30, 2014	—	—	—
December 1, 2014 to December 31, 2014	—	—	—
Total	—	—	—
__________

(1)
In August 2012, our Board of Directors approved a share repurchase program (the 2012 EHSI Share Repurchase Program), which was related to the commons stock of EHSI. The 2012 EHSI Share Repurchase Program authorized the Company to repurchase in the aggregate up to $450.0 million of EHSI common stock and was due to expire on March 31, 2015. The Company’s ability to repurchase shares under this program ended on February 28, 2014, at the time of the Paladin acquisition. However, the Company does have broad shareholder authority to conduct share repurchases of its ordinary shares, as our shareholders granted to the Company a general authority (the 2014 Share Buyback Authority) to make overseas market purchases (as defined by section 212 of the Irish Companies Act 1990 (the 1990 Act)) of shares of the Company on such terms and conditions as our Board of Directors may approve, but subject to the provisions of the 1990 Act and certain other provisions. Our Board of Directors has not yet considered and approved the terms and conditions of any share repurchase program pursuant to the 2014 Share Buyback Authority.

In connection with the July 2014 Convertible Notes repurchase activity, we entered into agreements with the note hedge counterparty to settle a portion of the call options and warrants. Pursuant to these agreements, we settled call options representing the right to purchase approximately 1.4 million ordinary shares for total cash consideration paid to us by the counterparty of $54.2 million. The remaining call options, which cover approximately 3.4 million of our ordinary shares and have a strike price of $29.20 per share, expire on April 15, 2015 and, upon exercise, will be settled through the delivery by the counterparty of shares and/or cash based on the amount by which the volume-weighted average price of our ordinary shares during an averaging period exceeds the strike price of the call options. Also pursuant to these agreements, we also settled approximately 1.4 million of warrants for cash consideration paid by us of $42.3 million. Subsequent to these transactions, the holders of the remaining warrants have the option to purchase up to approximately 3.4 million of our ordinary shares at strike price of $40.00 per share.

Item 6.        Selected Financial Data
The consolidated financial data presented below have been derived from our audited financial statements. The selected historical consolidated financial data presented below should be read in conjunction with Part II, Item 7. of this report "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8. of this report "Financial Statements and Supplementary Data". The selected data in this section is not intended to replace the Consolidated Financial Statements. The information presented below is not necessarily indicative of the results of our future operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$2,877,188	$2,616,907	$2,815,736	$2,524,920	$1,614,085
Operating (loss) income from continuing operations	(896,943)	(425,625)	(539,935)	464,978	447,547
(Loss) income from continuing operations before income tax	(1,125,701)	(559,567)	(730,423)	306,442	402,341
(Loss) income from continuing operations	(723,861)	(535,500)	(694,008)	194,358	265,838
Discontinued operations, net of tax	5,677	(96,914)	5,987	47,707	21,182
Consolidated net (loss) income	(718,184)	(632,414)	(688,021)	242,065	287,020
Less: Net income attributable to noncontrolling interests	3,135	52,925	52,316	54,452	28,014
Net (loss) income attributable to Endo International plc	$(721,319)	$(685,339)	$(740,337)	$187,613	$259,006
Basic and Diluted net (loss) income per share attributable to Endo International plc:
Continuing operations—basic	$(4.92)	$(4.73)	$(6.00)	$1.67	$2.29
Discontinued operations—basic	0.01	(1.32)	(0.40)	(0.06)	(0.06)
Basic	$(4.91)	$(6.05)	$(6.40)	$1.61	$2.23
Continuing operations—diluted	$(4.92)	$(4.73)	$(6.00)	$1.60	$2.25
Discontinued operations—diluted	0.01	(1.32)	(0.40)	(0.05)	(0.05)
Diluted	$(4.91)	$(6.05)	$(6.40)	$1.55	$2.20
Shares used to compute net (loss) income per share attributable to Endo International plc—Basic	146,896	113,295	115,719	116,706	116,164
Shares used to compute net (loss) income per share attributable to Endo International plc—Diluted	146,896	113,295	115,719	121,178	117,951
Cash dividends declared per share	$—	$—	$—	$—	$—

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$408,753	$526,597	$529,689	$526,644	$449,726
Total assets	10,909,616	6,571,856	6,568,559	7,292,583	3,912,389
Long-term debt, less current portion, net	4,202,356	3,323,844	3,035,031	3,421,590	1,043,137
Other long-term obligations, including capitalized leases	1,199,802	966,124	649,134	616,324	232,009
Total Endo International plc shareholders’ equity	2,374,757	526,018	1,072,856	1,977,690	1,741,591
Noncontrolling interests	33,456	59,198	60,350	61,901	61,738
Total shareholders’ equity	$2,408,213	$585,216	$1,133,206	$2,039,591	$1,803,329
Other Financial Data:
Net cash provided by operating activities	$337,776	$298,517	$733,879	$702,115	$453,646
Net cash used in investing activities	$(771,853)	$(883,639)	$(88,467)	$(2,374,092)	$(896,323)
Net cash provided by (used in) financing activities	$302,857	$579,525	$(645,547)	$1,752,681	$200,429
The comparability of the forgoing information is impacted by certain charges for asset impairments and certain litigation-related and other matters during 2014, 2013 and 2012, and a number of significant acquisitions that have occurred since 2010, along with the debt incurred to finance these acquisitions. These business combinations have had a significant impact on the Company’s financial statements in their respective years of acquisition and in subsequent years. This impact results from the consideration transferred by the Company for the acquisition, the initial and subsequent purchase accounting for the underlying acquisition and the post-acquisition consolidation of the acquired entity’s assets, liabilities and results of operations.
The assets and liabilities of the HealthTronics business are classified as held for sale in the Consolidated Balance Sheets for the year ended December 31, 2013, and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
For further information regarding the comparability of the financial data presented in the tables above and factors that may impact comparability of future results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Consolidated Financial Statements and related notes included in this report and previously filed Annual Reports on Form 10-K.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates of Endo International plc. This discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto. Except for the historical information contained in this Report, including the following discussion, this Report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page 1 of this Report.
In prior periods, our Consolidated Financial Statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin Labs Inc. in connection with the consummation of certain transactions further described elsewhere in our Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules". In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which EHSI’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol “ENL”. References throughout to “ordinary shares” refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc’s ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
References throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
Until it was sold on February 3, 2014, the assets and liabilities of the HealthTronics business were classified as held for sale in the Consolidated Balance Sheet for the year ended December 31, 2013 and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
EXECUTIVE SUMMARY
Endo is an Ireland-domiciled, global specialty healthcare company focused on branded and generic pharmaceuticals and devices. We aim to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of branded and generic drugs and medical devices to meet patients’ needs.
We regularly evaluate and, where appropriate, execute on opportunities to expand through the acquisition of products and companies in areas that will serve patients and customers and that we believe will offer above average growth characteristics and attractive margins. In particular, we look to continue to enhance our product lines by acquiring or licensing rights to additional products and regularly evaluate selective acquisition and license opportunities.
The following key events and transactions occurred during 2014 and through the date of the filing of this Annual Report on Form 10-K as discussed in further detail in the Strategy, Results of Operations and Liquidity sections of Management’s Discussion and Analysis:

•
On February 3, 2014, EHSI acquired Boca Pharmacal LLC (Boca) for approximately $236.6 million in cash. Boca, a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.

•	On February 3, 2014, EHSI sold its HealthTronics business.

•	On February 28, 2014, EHSI acquired Paladin for total consideration of $2.87 billion.

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

•
On February 28, 2014, upon the closing of the Paladin acquisition, the Company entered into a new credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced the Company’s existing credit facility. The credit facility consists of a five-year senior secured Term Loan A facility of $1.10 billion, a seven-year senior secured Term Loan B facility of $425.0 million, and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million.

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

•
On April 14, 2014, our AMS subsidiary received a Warning Letter from the FDA, dated April 10, 2014. The Warning Letter relates to the same matters as identified in the previously reported Form 483 Notice of Inspectional Observations. The letter states that the corrective actions which AMS reviewed with the FDA on March 20, 2014 appear to be adequate, but it goes on to state that many of the actions have not yet been completed and will need to be validated in a follow-up inspection. AMS responded to the Warning Letter on April 25, 2014 and is continuing to implement its corrective action plan as agreed with the FDA. Completion of the proposed corrective actions is expected to occur by the end of 2015.

•
On May 19, 2014, the Company’s Endo Pharmaceuticals Inc. (EPI) subsidiary acquired worldwide rights to Sumavel® DosePro® (sumatriptan injection) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. EPI acquired the product for an upfront payment of $89.7 million, with additional cash payments to be made by EPI based on the achievement of certain commercial milestones. In addition, EPI assumed an existing third-party royalty obligation on net sales. Sumavel® DosePro® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches.

•
In May 2014, one of the Company’s subsidiaries completed the repurchase of approximately $240.7 million aggregate principal amount of its Convertible Notes and a proportionate amount of the associated warrants and call options, for cash consideration of approximately $488.4 million, including accrued interest. In July 2014, on of the Company’s subsidiaries completed the repurchase of approximately $40.0 million aggregate principal amount of its Convertible Notes and a proportionate amount of the associated warrants and call options, for total consideration of approximately $83.3 million. After giving effect to these transactions, the remaining outstanding principal amount of these notes was approximately $98.8 million.

•
During the third quarter of 2014, the Company determined that U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo shareholders’ exchange of EHSI common stock for Endo International plc ordinary shares in the merger (Endo Share Exchange). This determination was based on various factors, including the upward movement of the EHSI stock price following signing of the arrangement agreement and the aggregate estimated tax basis of the Endo shareholders in the EHSI common stock at the time of the Endo Share Exchange. Due to these factors the conditions necessary to prevent the application of Section 367(a) to the merger were not satisfied, and, as a result, the Endo Share Exchange was a taxable transaction for U.S. federal income tax purposes effective February 28, 2014 whereby U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo Share Exchange. With respect to each U.S. shareholder, such gain will generally equal the excess of the fair market value of the Endo International plc ordinary shares received over such holder’s adjusted tax basis in the shares of EHSI common stock exchanged therefor. The Company accrued approximately $54.3 million of expense related to the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, substantially all of which was advanced in December 2014. This reimbursement was approved by shareholders at a special meeting to vote upon the Paladin transaction.

•
On July 7, 2014, the Company’s EPI subsidiary and BioDelivery Sciences International, Inc. (BioDelivery) announced positive top-line results from its pivotal Phase III efficacy study of Belbuca™ (buprenorphine HCl) Buccal Film in opioid-experienced patients. The NDA for Belbuca™ was submitted on December 23, 2014, based primarily on the data from the two pivotal Phase III studies that demonstrated safety and efficacy in double-blind randomized, placebo-controlled, enriched-enrollment studies conducted in patients with chronic lower back pain. On February 23, 2015, the U.S. Food and Drug Administration (FDA) accepted this NDA for substantive review.

•
On July 24, 2014, the Company, together with its Endo Netherlands B.V. subsidiary, acquired the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $270.1 million in cash consideration, subject to a customary post-closing net working capital adjustment. Somar generated revenues of approximately $100.0 million in 2013.

•
During the second quarter of 2014, the Company entered into an indenture, dated as of June 30, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, pursuant to which the Company issued $750.0 million in aggregate principal amount of 5.375% Senior Notes due 2023 (the 2023 Notes). Endo issued the 2023 Notes for general corporate purposes, which included acquisitions, including the acquisition of DAVA Pharmaceuticals, Inc. (DAVA).

•
On August 6, 2014, the Company’s Generics International (US), Inc. subsidiary acquired DAVA, a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey, for $590.2 million in cash consideration, with additional cash consideration of up to $25.0 million contingent on the achievement of certain sales milestones. DAVA’s strategically-focused generics portfolio includes thirteen on-market products in a variety of therapeutic categories.

•
On December 9, 2014, the Company’s EPI subsidiary acquired the rights to Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism, from Trimel BioPharma SRL, a wholly-owned subsidiary of Trimel Pharmaceuticals Corporation. EPI acquired the product for an upfront payment of $25.0 million, with additional cash payments to be made by EPI based on the achievement of certain clinical and commercial milestones as well as royalties based on a percentage of potential future sales of Natesto™. EPI will collaborate with Trimel on all regulatory and clinical development activities regarding Natesto™, which was approved by the FDA in May of 2014. Endo intends to launch the product, through its EPI subsidiary, in early 2015.

•
During 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants entered into various agreements in principle regarding settling up to approximately 45,400 mesh claims handled or controlled by the participating counsel. See Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of our product liability cases.

•
On January 27, 2015, certain of the Company’s subsidiaries issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 (the 2025 Notes). The 2025 Notes were issued to (i) finance its acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium), (ii) refinance certain indebtedness of Auxilium and (iii) pay related transaction fees and expenses.

•
On January 29, 2015, the Company acquired Auxilium, a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specific patient’s needs, for equity and cash consideration of approximately $3.0 billion.

•
On January 29, 2015, in connection with the consummation of the merger, Endo and Auxilium entered into an agreement relating to Auxilium’s $350.0 million of 1.50% convertible senior notes due 2018 (the Auxilium Notes), pursuant to which Endo became a co-obligor of Auxilium’s obligations under the Auxilium Notes. From the closing of the acquisition on January 29, 2015 until February 20, 2015, holders of the Auxilium Notes converted the majority of the Auxilium Notes.

•
On February 10, 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $0.24 per share in a cash transaction valued at approximately $40.1 million, based on the exchange rate in effect on December 31, 2014. At December 31, 2014, our Paladin subsidiary owned approximately 70.3% of the issued ordinary share capital of Litha.

•
On March 1, 2015, the Transactions Committee of the Board of Directors approved a plan to sell the Company’s AMS business, which comprises the entirety of our Devices segment.  Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation for up to $1.65 billion, with $1.6 billion in upfront cash. The Company is also eligible to receive a potential milestone payment of $50 million in cash conditioned on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health components in 2016. The transaction with Boston Scientific Corporation is expected to close in the third quarter of 2015, subject to customary conditions, including the expiration or termination of any applicable waiting periods under applicable competition laws. In addition, the Company is currently evaluating strategic alternatives for the Women’s Health component of the AMS business.

Highlights
The following table is a summary of our financial highlights for the three years ended December 31 (dollars in thousands):

	2014	2013	2012
Total revenues	$2,877,188	$2,616,907	$2,815,736
Total operating costs and expenses	$3,774,131	$3,042,532	$3,355,671
Loss from continuing operations before income tax	$(1,125,701)	$(559,567)	$(730,423)
Income tax	$(401,840)	$(24,067)	$(36,415)
Discontinued operations, net of tax	$5,677	$(96,914)	$5,987
Net loss attributable to Endo International plc	$(721,319)	$(685,339)	$(740,337)
Net loss per share attributable to Endo International plc ordinary shareholders—Basic:
Continuing operations	$(4.92)	$(4.73)	$(6.00)
Discontinued operations	0.01	(1.32)	(0.40)
Basic	$(4.91)	$(6.05)	$(6.40)
Net loss per share attributable to Endo International plc ordinary shareholders—Diluted:
Continuing operations	$(4.92)	$(4.73)	$(6.00)
Discontinued operations	0.01	(1.32)	(0.40)
Diluted	$(4.91)	$(6.05)	$(6.40)
Cash, cash equivalents and marketable securities	$411,074	$529,576	$531,435
Business Environment
The Company conducts its business within the pharmaceutical and devices industries, which are highly competitive and subject to numerous government regulations. Many competitive factors may significantly affect the Company’s sales of its products, including efficacy, safety, price and cost-effectiveness, marketing effectiveness, product labeling, quality control and quality assurance at our and our third-party manufacturing operations and research and development of new products. To compete successfully for business in the healthcare industry, the Company must demonstrate that its products offer medical benefits as well as cost advantages. Currently, most of the Company’s products compete with other products already on the market in the same therapeutic category, and are subject to potential competition from new products that competitors may introduce in the future. Generic competition is one of the Company’s leading challenges. Similarly, the Company competes with other providers with respect to the devices we offer, as well as providers of alternative treatments.
In the pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period that the product has market exclusivity. When a product loses exclusivity, it is no longer protected by a patent and is subject to new competing products in the form of generic brands. Upon loss of exclusivity, the Company can lose a major portion of that product’s sales in a short period of time. Intellectual property rights have increasingly come under attack in the current healthcare environment. Generic drug firms continue to file ANDAs seeking to market generic forms of certain of the Company’s key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending the patent claims challenged in ANDA filings, the generic firms will then introduce generic versions of the product at issue, resulting in the potential for substantial market share and revenue losses for that product. For a description of significant legal proceedings, see Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
The healthcare industry is subject to various government-imposed regulations authorizing prices or price controls that have and will continue to have an impact on the Company’s sales. The U.S. Congress and some state legislatures have considered a number of proposals and have enacted laws that could result in major changes in the current healthcare system, either nationally or at the state level. Driven in part by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. In addition, the Medicare Prescription Drug Improvement and Modernization Act provides outpatient prescription drug coverage to senior citizens in the U.S. This legislation has had a modest favorable impact on the Company as a result of an increase in the number of seniors with drug coverage. At the same time, there continues to be a potential negative impact on the U.S. pharmaceutical business that could result from pricing pressures or controls.
The growth of Managed Care Organizations (MCOs) in the U.S. has increased competition in the healthcare industry. MCOs seek to reduce healthcare expenditures for participants by making volume purchases and entering into long-term contracts to negotiate discounts with various pharmaceutical providers. Because of the market potential created by the large pool of participants, marketing prescription drugs to MCOs has become an important part of the Company’s strategy. Companies compete for inclusion in MCO formularies and the Company generally has been successful in having its major products included. The Company believes that developments in the managed care industry, including continued consolidation, have had and will continue to have a generally downward pressure on prices.
Changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing healthcare insurance coverage, may impact the Company’s business.
Pharmaceutical production processes are complex, highly regulated and vary widely from product to product. In addition to the pharmaceutical manufacturing operations of our subsidiaries, we contract with various third party manufacturers and suppliers to provide us with raw materials used in our products and finished goods. Our most significant agreements are with Novartis Consumer Health, Inc. and Novartis AG, Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH and Sharp Corporation. Shifting or adding manufacturing capacity can be a lengthy process that could require significant expenditures and regulatory approvals. If for any reason we are unable to continue our internal manufacturing operations or obtain sufficient quantities of any of the finished goods or raw materials or components required for our products, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Strategy
Our strategy is focused on continuing our progress in becoming a leading global specialty healthcare company. Through a lean and efficient operating model, we are committed to serving patients and customers while continuing to innovate products that make a difference in the lives of patients. We strive to maximize shareholder value by adapting to market realities and customer needs.

We are committed to driving organic growth at attractive margins by improving execution, optimizing cash flow and leveraging our strong market position, while maintaining a streamlined cost structure throughout each of our businesses. Specific areas of management’s focus in each of our segments include:

•	U.S. Branded Pharmaceuticals: Enhancing performance of organic growth drivers, increasing profitability from our mature brands and investing in key late-stage pipeline opportunities.

•
U.S. Generic Pharmaceuticals: Capitalizing on encouraging demand trends for a differentiated portfolio of controlled substances and liquids and more effective research and development (R&D) investment by targeting low-risk, high-return opportunities in generics.

•	Devices: Utilizing our leading position in urology to enhance demand for its unique products and services in attractive growth markets.

•	International Pharmaceuticals: Investing in high growth business segments with durable revenue streams and where physicians play a significant role in choosing the course of therapy.
We remain committed to R&D across each business unit with a particular focus on development capabilities and near-term revenue generating assets. We also seek to identify incremental development growth opportunities through acquisitions and product licensing.
In addition to a focus on organic growth drivers, we are also actively pursuing accretive acquisitions that offer attractive cost synergies, enhance our strategic position and accelerate future growth. We have completed the following acquisitions during 2013 and 2014: Paladin Labs Inc., Boca Pharmacal LLC, Sumavel® DosePro®, Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable, DAVA Pharmaceuticals, Inc., Natesto™.
CRITICAL ACCOUNTING ESTIMATES
To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances. Significant estimates and assumptions are also required when determining the fair value of financial instruments, the valuation of long-lived assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition results of operations or cash flows. Our most critical accounting estimates are described below:
Revenue recognition
Pharmaceutical Products
Our net pharmaceutical product sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances as well as fees for services (collectively, revenue reserves which are classified as accrued expenses). Net pharmaceutical product sales also include sales of certain medical devices from our International Pharmaceuticals segment. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for revenue reserves are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns and allowances due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained prior to and during the period following launch.
Decisions made by wholesaler customers and large retail chain customers regarding the levels of inventory they hold (and thus the amount of product they purchase from us) can materially affect the level of our sales in any particular period and thus may not correlate to the number of prescriptions written for our products based on external third-party data. We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historic practice of many pharmaceutical wholesalers. In recent years, our wholesaler customers, as well as others in the industry, began modifying their business models from arrangements where they derive profits from price arbitrage, to arrangements where they charge a fee for their services. Accordingly, we have entered into DSAs with certain of our significant wholesaler customers. These agreements, which pertain to branded products only, obligate the wholesalers to provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our branded products held at their warehouse locations; additionally, under these DSAs, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified limits based on product demand.
Under the DSAs, we receive information from our wholesaler customers about the levels of inventory they held for our branded products as of December 31, 2014. Based on this information, which we have not independently verified, we believe that total branded inventory held at these wholesalers is within normal levels. In addition, we also evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through and market research data, as well as internally-generated information.
Devices
A portion of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the period the related revenue is recognized.
We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
Our AMS customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns.
Other
Product royalties received from third party collaboration partners and licensees of our products and patents are recorded as Other revenues. Royalties are recognized as earned in accordance with the contract terms when royalties from third parties can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.
Services
Until it was sold on February 3, 2014, our HealthTronics business’ fees for urology and pathology services were recorded when the procedure was performed and were based on contracted rates. Management fees from our HealthTronics, Inc. limited partnerships were recorded monthly when earned. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.

Sales deductions
When we recognize revenue from the sale of our products, we simultaneously record an adjustment to revenue for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, DSA fees, returns and allowances. These provisions, as described in greater detail below, are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. The following table presents the activity and ending balances for our product sales provisions for the three years ended December 31 (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance, January 1, 2012	$90,075	$308,911	$116,821	$21,342	$537,149
Current year provision	39,909	872,709	716,982	87,437	1,717,037
Prior year provision	(15,556)	(9,163)	(100)	(709)	(25,528)
Payments or credits	(28,613)	(844,531)	(772,401)	(90,290)	(1,735,835)
Balance, December 31, 2012	$85,815	$327,926	$61,302	$17,780	$492,823
Current year provision	71,868	1,038,064	775,109	50,557	1,935,598
Prior year provision	(5,072)	(11,152)	—	—	(16,224)
Payments or credits	(46,234)	(1,017,873)	(718,397)	(55,440)	(1,837,944)
Balance, December 31, 2013	$106,377	$336,965	$118,014	$12,897	$574,253
Additions related to acquisitions	13,512	985	234	653	15,384
Current year provision	106,581	1,261,823	1,227,102	42,789	2,638,295
Prior year provision	(5,531)	3,000	(320)	—	(2,851)
Payments or credits	(43,609)	(1,104,095)	(1,127,628)	(30,959)	(2,306,291)
Balance, December 31, 2014	$177,330	$498,678	$217,402	$25,380	$918,790
Returns and Allowances
Our provision for returns and allowances consists of our estimates of future product returns, pricing adjustments and delivery errors. Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period of time both prior and subsequent to the product’s expiration date. Our return policy allows customers to receive credit for expired products within six months prior to expiration and within one year after expiration. The primary factors we consider in estimating our potential product returns include:

•	the shelf life or expiration date of each product;

•	historical levels of expired product returns;

•	external data with respect to inventory levels in the wholesale distribution channel;

•	external data with respect to prescription demand for our products; and

•	estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns.
In determining our estimates for returns and allowances, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimations. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us.
Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine if the increase may be temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to our provision for returns and allowances. Other-than-temporary increases in inventory levels, however, may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust our estimate for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be temporary include:

•	recently implemented or announced price increases for our products; and

•	new product launches or expanded indications for our existing products.

Conversely, factors that may be an indication that an increase in inventory levels will be other-than-temporary include:

•	declining sales trends based on prescription demand;

•	recent regulatory approvals to extend the shelf life of our products, which could result in a period of higher returns related to older product with the shorter shelf life;

•	introduction of new product or generic competition;

•	increasing price competition from generic competitors; and

•
recent changes to the National Drug Codes (NDCs) of our products, which could result in a period of higher returns related to product with the old NDC, as our customers generally permit only one NDC per product for identification and tracking within their inventory systems.

Rebates
We establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives, DSA fees, and other allowances. Some customers receive rebates upon attaining established sales volumes. We estimate rebates, sales incentives and other allowances based upon the terms of the contracts with our customers, historical experience, estimated inventory levels of our customers and estimated future trends. Our rebate programs can generally be categorized into the following four types:

•	direct rebates;

•	indirect rebates;

•	managed care rebates; and

•	Medicaid and Medicare Part D rebates.
Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us, including DSA fees paid to wholesalers under our DSA agreements, as described above. Indirect rebates are rebates paid to indirect customers which have purchased our products from a wholesaler under a contract with us.
We are subject to rebates on sales made under governmental and managed-care pricing programs. In estimating our provisions for these types of rebates, we consider relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers and group purchasing organizations. Starting in 2011, as a result of the implementation of certain provisions of the Healthcare Reform Law, we are required to provide a 50% discount on our brand-name drugs to patients who fall within the Medicare Part D coverage gap, also referred to as the donut hole. We estimate an accrual for Managed Care, Medicaid, Medicare Part D and Coverage Gap rebates as a reduction of revenue at the time product sales are recorded. These rebate reserves are estimated based upon the historical utilization levels, historical payment experience, historical relationship to revenues, estimated future trends, and include an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Changes in the level of utilization of our products through private or public benefit plans and group purchasing organizations will affect the amount of rebates that we owe.
We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, as well as field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. In addition to the estimates mentioned above, our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Medicaid pricing programs involve particularly difficult interpretations of statutes and regulatory guidance, which are complex and thus our estimates could differ from actual experience.
We continually update these factors based on new contractual or statutory requirements and significant changes in sales trends that may impact the percentage of our products subject to rebates.

Chargebacks
The provision for chargebacks is one of the most significant and the most complex estimates used in the recognition of our revenue. We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as indirect customers. We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers, including government entities. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. Such credit is called a chargeback. The primary factors we consider in developing and evaluating our provision for chargebacks include:

•	the average historical chargeback credits;

•	estimated future sales trends; and

•	an estimate of the inventory held by our wholesalers, based on internal analysis of a wholesaler’s historical purchases and contract sales.
Other sales deductions
We offer certain of our customers prompt pay cash discounts. Provisions for prompt pay discounts are estimated and recorded at the time of sale. We estimate provisions for cash discounts based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts have historically been predictable and less subjective due to the limited number of assumptions involved, the consistency of historical experience and the fact that we generally settle these amounts within 30 to 60 days.
Shelf-stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer’s inventory cost to better reflect current market prices. The determination to grant a shelf-stock credit to a customer following a price decrease is at our discretion rather than contractually required. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include:

•	the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence;

•	the estimated decline in the market price of our product, which we determine based on historical experience and customer input; and

•	the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.
Valuation of long-lived assets
Long-lived assets, including property, plant and equipment, licenses, developed technology, trade names and patents are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying value of the asset exceeds its undiscounted future cash flows and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, generally based on a discounted future cash flow method, independent appraisals or preliminary offers from prospective buyers. An impairment loss would be recognized in the Consolidated Statements of Operations in the period that the impairment occurs. As a result of the significance of our amortizable intangibles, any recognized impairment loss could have a material adverse impact on our financial position and results of operations.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets.
Our reviews of long-lived assets during the three years ended December 31, 2014 resulted in certain asset impairment charges, which are described below under the caption “RESULTS OF OPERATIONS”.
The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years, with a weighted average useful life of approximately 9 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the license and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. The value of these licenses is subject to continuing scientific, medical and marketplace uncertainty.

Acquired customer relationships are recorded at fair value upon acquisition and are amortized using estimated useful lives ranging from 13 to 17 years, with a weighted average useful life of approximately 16 years. We determine amortization periods for customer relationships based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the customer relationships, contractual terms and our plans regarding our future relations with our customers. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease.
Acquired trade names are recorded at fair value upon acquisition and, if deemed to have definite lives, are amortized using estimated useful lives ranging from 12 to 30 years, with a weighted average useful life of approximately 24 years. We determine amortization periods for trade names based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the trade name and our plans regarding the future use of the trade name. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease.
Acquired developed technology is recorded at fair value upon acquisition and amortized using estimated useful lives ranging from 3 to 20 years, with a weighted average useful life of approximately 14 years. We determine amortization periods for developed technology based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired assets. Such factors include the strength of the intellectual property protection of the product and various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty.
Goodwill and indefinite-lived intangible assets
Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of October 1st. The goodwill test consists of a Step I analysis that requires a comparison between the respective reporting unit’s fair value and carrying amount. A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, an impairment does not exist and no further analysis is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Although the Company has four operating segments, U.S. Branded Pharmaceuticals, U.S. Generic Pharmaceuticals, Devices and International Pharmaceuticals, we have determined for our annual goodwill impairment test that the Company has seven reporting units; (1) Pain, (2) Generics, (3) Urology, Endocrinology and Oncology (UEO), (4) AMS, (5) Paladin Canada, (6) Litha and (7) Somar.
We estimated the fair value of our reporting units through an income approach using a discounted cash flow model, or, where appropriate, a market approach, or a combination thereof. Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. Where an income approach was utilized, the discount rates applied to the estimated cash flows for our October 1, 2014 annual goodwill and indefinite-lived intangible assets impairment test ranged from 8.5% to 15.5%, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.
In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to Endo’s market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair values over the market capitalization) or an implied control discount (the excess sum of total invested capital over the sum of the reporting unit’s fair values). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price, we reevaluate the fair value estimates of the reporting units by adjusting discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company’s reporting units.

The excess of fair value over carrying amount (Step I cushion) for our seven reporting units as of October 1, 2014 ranged from approximately 6% to more than 100% of carrying amount. An increase of 50 basis points to our assumed discount rates used in testing any of these reporting units would not have changed the results of our Step I analyses. Our AMS, Paladin Canada and Somar reporting units had Step I cushions of 10% or less. AMS, which held $865.9 million of goodwill as of October 1, 2014, showed fair value that exceeded its carrying amount by 6% or $89.1 million. Somar, which held $82.3 million of goodwill as of October 1, 2014, showed fair value that exceeded its carrying amount by 8% or $21.5 million; and Paladin Canada, which held $620.1 million of goodwill as of October 1, 2014, showed fair value that exceeded its carrying amount by 10% or $102.7 million. If future operating results are lower than anticipated or if we are required to lower our anticipated short-term and long-term operating projections for these three reporting units, it could result in a reduction in the Step I cushion and potential impairment charges. Both Paladin Canada and Somar are recent business combinations and therefore, given proximity to the date of acquisition, a less significant Step I cushion is to be expected.
Our annual review of indefinite-lived intangible assets during the three years ended December 31, 2014 resulted in certain asset impairment charges, which are described below under the caption “RESULTS OF OPERATIONS”.
Other than these charges, there were no additional impairments recorded as a result of performing our annual assessments.
Acquisition-related in-process research and development
Acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development (IPR&D) are recorded to the balance sheet at the date of acquisition based on their relative fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, including IPR&D, we typically use the income method. This method starts with our forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the amount and timing of projected costs to develop the IPR&D into commercially viable products; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.
Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. Acquired IPR&D is designated as an indefinite-lived intangible asset until the associated research and development activities are completed or abandoned.
Income taxes
Provisions for income taxes are calculated on reported pre-tax income based on current tax laws, statutory tax rates and available tax incentives and planning opportunities in various jurisdictions in which we operate. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.
At December 31, 2014, we had $848.9 million of gross deferred tax assets, which included federal, non-U.S. and state net operating loss carryforwards (NOLs) of approximately $114.1 million, research and development tax credit carryforwards of $14.2 million, investment tax credit carryforwards of $10.1 million, alternative minimum tax and foreign tax credits of $2.1 million, impairment losses that are capital in nature of $9.4 million, capital loss carryforwards of $1.2 million, scientific research and experimental development (SR&ED) pool of $0.2 million and temporary differences of approximately $697.6 million. At December 31, 2014, our NOLs and tax credit carryforwards were related to multiple tax jurisdictions, including federal, foreign and various state jurisdictions, which expire at intervals between 2015 and 2034 or carry forward indefinitely. Our capital loss relates to a federal carry forward and expires in 2018. We evaluate the potential realization of our deferred tax benefits on a jurisdiction-by-jurisdiction basis. Our analysis of the realization considers the probability of generating taxable income or other sources of income as defined within the applicable income tax authoritative guidance, which could be utilized to support the assets over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. Based on our forecasted taxable income within these jurisdictions, we believe we will generate sufficient future taxable income to realize a significant portion of our deferred tax assets associated with our NOLs and tax credit carryforwards. However, the Company does not anticipate future capital gains that would be required to obtain the tax benefit of our impairment capital losses and capital loss carry forward. Accordingly, these deferred tax assets are offset by valuation allowances of $10.6 million at December 31, 2014. In addition, due to historical losses in certain foreign and state jurisdictions and the absence of sources of income, we have established a $29.6 million valuation allowance for our foreign and state NOL and credit carryforwards. Finally, we have established a $0.4 million valuation allowance against other items.
On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution.
Contingencies
The Company is subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in Selling, general and administrative expenses.
The factors we consider in developing our contingent accruals for product litigation and other contingent liability items include the merits and jurisdiction of the litigation, the nature and the number of other similar current and past litigation cases, the nature of the product and the current assessment of the science subject to the litigation, and the likelihood of the conditions of settlement being met. In addition, we accrue for certain product liability claims incurred, but not filed, to the extent we can formulate a reasonable estimate of the number of such claims and their estimated costs. We estimate these expenses based primarily on our historical claims experience and data regarding product usage. As of December 31, 2014, the Company has accrued $1.66 billion for all known pending and estimated future claims related to vaginal mesh cases. Our accrual is primarily based on Master Settlement Agreements (MSAs) between AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants. AMS has agreed to settle up to approximately 45,400 filed and unfiled mesh claims handled or controlled by the participating counsel. Based on the nature of these claims and our understanding of other similar and past litigation outcomes, we believe the actual number of claims to ultimately be settled under the MSAs will be less than 45,400. Accordingly, our estimated liability includes a reduction factor of approximately 20% applied to the maximum number of potentially eligible claims resulting in a liability that is lower than the maximum payouts under the MSAs. This reduction factor is based on our estimate of likely duplicative claims and claims that will not ultimately obtain recovery under the MSAs or otherwise. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. Over time, as the claims administration process continues and we obtain greater clarity on the ultimate number of claims to be settled under the MSAs, we may be required to increase or decrease our liability balance to reflect the most current information. These adjustments could have a material impact on our financial condition, results of operations and cash flows. Contingent accruals are recorded in the Consolidated Statements of Operations when the Company determines that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events.
See Note 14. Commitments and Contingencies in the Consolidated Financial Statements, included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of our product liability cases.
RESULTS OF OPERATIONS
The Company reported net loss attributable to Endo International plc in 2014 of $721.3 million or $4.91 per diluted share on total revenues of $2,877.2 million compared with net loss attributable to Endo International plc of $685.3 million or $6.05 per diluted share on total revenues of $2,616.9 million in 2013 and net loss attributable to Endo International plc of $740.3 million or $6.40 per diluted share on total revenues of $2,815.7 million in 2012.
Consolidated Results Review
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues. Revenues in 2014 increased 10% to $2,877.2 million from 2013. This revenue increase was primarily attributable to growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin and July 2014 acquisition of Somar. The increases were partially offset by decreased revenues from our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Lidoderm® revenues related to generic competition. A discussion of revenues by reportable segment is included below under the caption “Business Segment Results Review.”

The following table displays our revenues by category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2014		2013
	$	%	$	%
Net pharmaceutical product sales	$2,323,482	81	$2,061,916	79
Devices revenues	496,505	17	492,226	19
Other revenues	57,201	2	62,765	2
Total consolidated net revenues*	$2,877,188	100	$2,616,907	100

__________

*	Percentages may not add due to rounding.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2014		2013
	$	% of Revenue	$	% of Revenue
Cost of revenues	$1,400,555	49	$1,039,516	40
Selling, general and administrative	795,855	28	849,339	32
Research and development	154,203	5	142,472	5
Litigation-related and other contingencies, net	1,315,442	46	484,242	19
Asset impairment charges	22,542	1	519,011	20
Acquisition-related and integration items	85,534	3	7,952	—
Total costs and expenses*	$3,774,131	131	$3,042,532	116

__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues in 2014 increased 35% to $1,400.6 million from 2013. This increase was primarily attributable to increased net sales, primarily in the generic pharmaceutical business. Gross margins in 2014 decreased to 51% from 60% in 2013. These decreases were primarily attributable to growth in lower margin generic pharmaceutical product sales, increased intangible amortization and inventory step-up amortization as a result of recent acquisitions and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses in 2014 decreased 6% to $795.9 million from 2013. The decrease in 2014 was primarily attributable to cost savings resulting from ongoing cost reduction initiatives and a decrease in severance expense related to the June 2013 restructuring initiative, partially offset by $54.3 million in expense for the reimbursement of directors’ and certain employee’s excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which were approved by the Company’s shareholders on February 26, 2014. These liabilities resulted from the shareholder gain from the merger between Endo and Paladin. In addition, Selling, general and administrative expenses increased as a result of the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA.

Research and development expenses. Research and development (R&D) expenses in 2014 increased 8% to $154.2 million from 2013. The following table presents the composition of our total R&D expense for the years ended December 31:

	Research and Development Expense (in thousands)
	2014	2013
Early-stage	$211	$16,898
Middle-stage	4,007	12,036
Late-stage	60,546	12,527
U.S. Branded Pharmaceuticals portfolio	$64,764	$41,461
U.S. Generic Pharmaceuticals portfolio	32,060	15,530
Devices portfolio	42,279	44,917
International Pharmaceuticals portfolio	2,231	—
Enterprise-wide R&D costs	12,869	40,564
Total R&D expense	$154,203	$142,472
The increase in 2014 was primarily driven by $10.0 million of milestone charges incurred during each of the first, second and fourth quarters of 2014 related to the achievement of certain BEMA® Buprenorphine HCl Buccal film clinical and regulatory milestones and an increase in expenses related to generic pharmaceutical products, partially offset by decreases to branded pharmaceutical product expenses excluding milestones as we focused our efforts on a limited number of key products in development.
As part of the Company’s broader strategic, operational and organizational steps announced in June 2013, U.S. Branded Pharmaceuticals R&D efforts have been refocused on progressing late-stage pipeline and maximizing value of marketed products. As a result, the Company’s branded pharmaceutical drug discovery platform was sold to Asana Biosciences on June 2, 2014. In addition, on November 4, 2014 we sold most of the assets and intellectual property of our second generation implantable drug technology to Braeburn Pharmaceuticals, excluding the existing implant platform used for our two marketed histrelin-containing products, Vantas® and Supprelin®.
The Company’s U.S. Generic Pharmaceuticals R&D efforts are focused on the goal of developing a balanced, diversified portfolio of generic products across a wide range of therapeutic areas. We generally focus on selective generics that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. We believe products with these characteristics will face a lesser degree of competition and therefore provide longer product life cycles and higher profitability than commodity generic products. In 2014 and 2013, the Company’s direct R&D expense related to generics totaled $32.1 million and $15.5 million, respectively. The increase in expense is a result of the growth in the Company’s investment in generic pharmaceuticals R&D.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net in 2014 totaled $1,315.4 million, compared to $484.2 million in 2013. These amounts mainly relate to an increase in charges associated with mesh-related product liability claimants entering into various agreements in principle regarding settling up to approximately 45,400 mesh claims handled or controlled by the participating counsel. These proceedings and other contingent matters are described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Asset impairment charges. There were $22.5 million of Asset impairment charges in 2014 compared to $519.0 million in 2013.
The amounts incurred during 2014 related primarily to a charge of $12.3 million to fully impair a license intangible asset related to Opana® ER as well as charges of $4.3 million to completely write off certain miscellaneous property, plant and equipment. These impairment charges were recorded because the Company determined the carrying amounts of these assets were no longer recoverable.
The amounts incurred during 2013 related primarily to a goodwill impairment charge of $481.0 million at the AMS reporting unit, and an impairment charge of $12.0 million to impair certain AMS IPR&D assets. In addition, the Company recorded $17.0 million of asset impairment charges during 2013 related to the write off of certain Qualitest IPR&D assets.
Acquisition-related and integration items. Acquisition-related and integration items in 2014 totaled $85.5 million in expense compared to $8.0 million in expense in 2013. This increase was primarily due to costs associated with our acquisitions during 2014 and 2014 acquisition-related costs associated with our acquisition of Auxilium, which was acquired on January 29, 2015.

Interest expense, net. The components of Interest expense, net in 2014 and 2013 are as follows (in thousands):

	2014	2013
Interest expense	$231,164	$174,928
Interest income	(4,049)	(1,327)
Interest expense, net	$227,115	$173,601
Interest expense in 2014 totaled $231.2 million compared to $174.9 million in 2013. This increase was primarily due to increases in our average total indebtedness to $4.3 billion in 2014 from $3.2 billion in 2013.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $31.8 million in 2014 compared to $11.3 million in 2013. These amounts relate to our various debt-related transactions in 2014 and 2013. See Note 13. Debt of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of our indebtedness and the transactions leading to these charges.
Other income, net. The components of Other income, net in 2014 and 2013 are as follows (in thousands):

	2014	2013
Watson litigation settlement income, net	$—	$(50,400)
Net gain on sale of certain early-stage drug discovery and development assets	(5,200)	—
Foreign currency (gain) loss, net	(8,081)	1,275
Equity earnings from unconsolidated subsidiaries, net	(8,325)	(1,482)
Other miscellaneous	(8,568)	(364)
Other (income) expense, net	$(30,174)	$(50,971)
Fluctuations in foreign currency rates are primarily driven by our increased global presence subsequent to the acquisitions of Paladin and Somar as well as foreign currency rate movements in 2014. For a complete description of the accounting for the Watson Settlement Agreement, see Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Income tax. In 2014, we recognized an income tax benefit of $401.8 million on $1,125.7 million of loss from continuing operations before income tax, compared to $24.1 million of tax benefit on $559.6 million of loss from continuing operations before income tax in 2013. The effective income tax rate was 35.7% in benefit on the current period loss from continuing operations before income tax in 2014, compared to an effective income tax rate of 4.3% in benefit on loss from continuing operations before income tax in 2013. The increase in tax benefit for the current period is primarily related to a larger loss from continuing operations before income tax as compared to the comparable prior period, tax benefits from our foreign operations in the current period, as well as a non-deductible goodwill impairment in the comparable prior period. For additional information on our income taxes, see Note 20. Income Taxes of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Discontinued operations, net of tax. As a result of the Company’s decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $5.7 million of income, net of tax, in 2014 compared to $96.9 million of loss, net of tax, in 2013. The fluctuation in Discontinued operations, net of tax was mainly related to pre-tax asset impairment charges of $161.2 million recorded in 2013 related to the HealthTronics reporting units’ goodwill and other assets which did not reoccur in 2014. These impairment charges were partially offset by a full year of HealthTronics results in 2013 compared to a partial period of HealthTronics results in 2014, as the HealthTronics business was sold on February 3, 2014.
Net income attributable to noncontrolling interests. The Company owns majority controlling interests in certain entities. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations (LLCs) where HealthTronics, Inc., as the general partner or managing member, exercised effective control. In accordance with the accounting consolidation principles, we consolidate various entities which neither we nor our subsidiaries own 100%. Net income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $3.1 million of income in 2014 compared to $52.9 million of income in 2013. This fluctuation from 2013 related primarily to a partial period of HealthTronics results in 2014, as the HealthTronics business was sold on February 3, 2014. This compared to a full period in 2013. Net income attributable to noncontrolling interests related to Paladin and its subsidiaries was not material to the Consolidated Financial Statements.

2015 Outlook
We estimate that our 2015 total revenues will be between $2.90 billion and $3.00 billion. This estimate is based on our expectation of growth for company revenues from our core products and the full year impact of our 2014 acquisitions, as well as revenues from the acquisition of Auxilium Pharmaceuticals, Inc. which closed on January 29, 2015. The estimate assumes that results from AMS will be reported as Discontinued Operations. We consistently apply our lean operating model principles to streamline general and administrative expenses, optimize commercial spend and focus research and development efforts onto lower-risk projects and higher-return investments to Endo’s current business and in the identification of value-creation from strategic acquisitions. The Company also intends to seek growth both internally and through acquisitions in order to support its objective of transforming Endo into a leading global specialty pharmaceuticals company. There can be no assurance that the Company will achieve these results.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues. Revenues in 2013 decreased 7% to $2,616.9 million from 2012. This decrease in revenues was primarily attributable to decreases at our U.S. Branded Pharmaceuticals and Devices segments, partially offset by revenue growth from our U.S. Generic Pharmaceuticals segment. A discussion of revenues by reportable segment is included below under the caption “Business Segment Results Review.”
The following table displays our revenues by category and as a percentage of total revenues for the years ended December 31 (dollars in thousands):

	2013		2012
	$	%	$	%
Net pharmaceutical product sales	$2,061,916	79	$2,297,685	82
Devices revenues	492,226	19	504,487	18
Other revenues	62,765	2	13,564	—
Total consolidated net revenues*	$2,616,907	100	$2,815,736	100

__________

*	Percentages may not add due to rounding.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the years ended December 31 (dollars in thousands):

	2013		2012
	$	% of Revenue	$	% of Revenue
Cost of revenues	$1,039,516	40	$1,135,681	40
Selling, general and administrative	849,339	32	864,339	31
Research and development	142,472	5	219,139	8
Patent litigation settlement, net	—	—	85,123	3
Litigation-related and other contingencies, net	484,242	19	316,425	11
Asset impairment charges	519,011	20	715,551	25
Acquisition-related and integration items	7,952	—	19,413	1
Total costs and expenses*	$3,042,532	116	$3,355,671	119

__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues in 2013 decreased 8% to $1,039.5 million from 2012. The decrease during the year was primarily attributable to the inclusion, during 2012, of a $104.0 million charge related to our Impax Settlement Agreement which did not reoccur during the year ended December 31, 2013. Also contributing to this decrease was a reduction in cost of revenues for our U.S. Branded Pharmaceuticals segment due to decreased demand for Lidoderm® and the related decrease in Lidoderm® royalty payments to Teikoku. These decreases were partially offset by an increase in cost of revenues at U.S. Generic Pharmaceuticals segment due to increased demand for certain existing products and new products launched in the second half of 2012 and first quarter of 2013. Gross margins in 2013 of 60% approximated gross margins of 60% in 2012, due primarily to the previously described charge related to the Impax Settlement Agreement, partially offset by growth in lower margin generic pharmaceutical product sales and a decline in higher margin branded pharmaceutical sales.
Selling, general and administrative expenses. Selling, general and administrative expenses in 2013 decreased 2% to $849.3 million from 2012. This decrease was primarily attributable to cost savings resulting from ongoing cost reduction initiatives including, among others, the June 2013 restructuring which were partially offset by severance and other restructuring charges recorded as part of these initiatives.
Research and development expenses. Research and development (R&D) expenses in 2013 decreased 35% to $142.5 million from 2012. This decrease was primarily driven by a decline in expenses related to milestones from the previous year. In addition, R&D expenses decreased company-wide as we focused our efforts on key products in development.
There was $11.4 million in expense related to upfront and milestone payments in 2013, compared to $57.9 million in 2012, which included the initiation of the BEMA® Buprenorphine HCl Buccal film development program. The Company made an upfront payment to BioDelivery for $30.0 million and incurred $15.0 million of additional costs related to the achievement of certain regulatory milestones during the first quarter of 2012, which were recorded as R&D expenses.
As a percent of revenues, R&D expense was approximately 5% in 2013 and 8% in 2012. The decrease in R&D expense as a percent of revenues is primarily due to upfront and milestone payments to third party collaborative partners included in R&D expense totaling $11.4 million or less than one percent of revenue in 2013 compared to $57.9 million or 2% of revenue in 2012.
The following table presents the composition of our total R&D expense for the years ended December 31:

	Research and Development Expense (in thousands)
	2013	2012
Early-stage	$16,898	$18,903
Middle-stage	12,036	5,595
Late-stage	12,527	53,510
U.S. Branded Pharmaceuticals portfolio	$41,461	$78,008
U.S. Generic Pharmaceuticals portfolio	15,530	29,057
Devices portfolio	44,917	59,207
International Pharmaceuticals portfolio	—	—
Enterprise-wide R&D costs	40,564	52,867
Total R&D expense	$142,472	$219,139
Patent litigation settlement, net. Amounts related to Patent litigation settlement, net in 2012 totaled $85.1 million of expense, with no comparable amounts in 2013. This amount relates to the initial establishment of and subsequent change in estimate for the liability related to the Watson Settlement Agreement, as described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net in 2013 totaled $484.2 million compared to $316.4 million in 2012. These amounts relate to charges associated with certain of the legal proceedings and other contingent matters that are described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Asset impairment charges. Asset impairment charges in 2013 totaled $519.0 million compared to $715.6 million in 2012.
The amounts incurred during 2013 are described above under the caption “Year Ended December 31, 2014 Compared to Year Ended December 31, 2013”.
The amounts incurred during 2012 related primarily to a goodwill impairment charge of $507.5 million, representing the difference between the implied fair value of the AMS reporting unit’s goodwill and the carrying amount, and a charge of $128.5 million to impair the AMS reporting unit’s women’s health developed technology intangible asset. Other significant 2012 asset impairment charges related primarily to writing down our Sanctura XR® and AMS IPR&D intangible assets.
These impairment charges are further discussed in Note 7. Fair Value Measurements and Note 10. Goodwill and Other Intangibles of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Acquisition-related and integration items. Acquisition-related and integration items, net totaled $8.0 million in expense in 2013 compared to $19.4 million in expense in 2012. This decrease is primarily due to lower integration costs related to our acquisitions.

Interest expense, net. The components of Interest expense, net for the years ended December 31 are as follows (in thousands):

	2013	2012
Interest expense	$174,928	$183,240
Interest income	(1,327)	(406)
Interest expense, net	$173,601	$182,834
Interest expense during 2013 totaled $174.9 million compared to $183.2 million in 2012. The decrease from 2012 to 2013 was primarily due to a decrease in our average total indebtedness and due to a lower Term Loan A interest rate.
Loss on extinguishment of debt. Loss on extinguishment of debt of debt was $11.3 million in 2013 compared to $7.2 million in 2012. These amounts relate to our various debt-related transactions in 2013 and 2012. See Note 13. Debt of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of our indebtedness and the transactions leading to these charges.
Other (income) expense, net. Other (income) expense, net was $51.0 million of income in 2013 compared to $0.4 million of income in 2012. Approximately $50.4 million of income was recognized and included in Other (income) expense, net during 2013 related to the Watson Settlement Agreement. For a complete description of the accounting for the Watson Settlement Agreement, see Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Income tax. During 2013, we recognized income tax benefit of $24.1 million compared to $36.4 million of tax benefit in 2012. The effective income tax rate was 4.3% in 2013 compared to 5.0% in 2012. The fluctuation in the effective tax rate was primarily attributable to a larger impact of our goodwill impairment charge in 2013 compared to 2012 and an increase in the non-deductible Health Care Reform Fee in 2013 as compared to 2012. These decreases to the effective tax rate were mostly offset by certain non-deductible litigation-related and other contingent matters in 2012 that are not in 2013, a benefit for the 2013 and 2012 Research and Development Credits, as the credit was not renewed in 2012 but was reenacted into law in 2013, income in 2013 from our Irish manufacturing business as compared to a loss in 2012, and a lower state effective tax rate in 2013 as compared to 2012 due to changes in our business operations. For additional information on our income taxes, see Note 20. Income Taxes of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Discontinued operations, net of tax. As a result of the Company’s decision to sell its HealthTronics business, the operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $96.9 million of loss, net of tax, during 2013 compared to $6.0 million of income, net of tax, during 2012. The fluctuation in Discontinued operations, net of tax was mainly related to pre-tax asset impairment charges of $161.2 million recorded in 2013 related to the HealthTronics reporting units’ goodwill and other assets, compared to 2012 pre-tax asset impairment charges of $52.9 million. These asset impairment charges are described in more detail above under the caption “CRITICAL ACCOUNTING ESTIMATES”. Also see Note 3. Discontinued Operations and Note 10. Goodwill and Other Intangibles of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Net income attributable to noncontrolling interests. Through our HealthTronics, Inc. subsidiary, we owned interests in various partnerships and LLCs where HealthTronics, Inc., as the general partner or managing member, exercised effective control. Accordingly, we consolidated various entities where HealthTronics, Inc. did not own 100% of the entity in accordance with the accounting consolidation principles. In 2013 and 2012, Net income attributable to noncontrolling interests related to the portion of the net income of these partnerships and LLCs not attributable, directly or indirectly, to our ownership interests. Net income attributable to noncontrolling interests totaled $52.9 million in 2013 and $52.3 million in 2012.
Business Segment Results Review
Concurrent with the February 28, 2014 acquisition of Paladin, the Company changed the names of its reportable segments. This change to our segments had no impact on the Company’s Consolidated Financial Statements for all periods presented. In addition, the International Pharmaceuticals segment was added, which is comprised of the operations of the acquired Paladin and Somar businesses.
The four reportable business segments in which the Company now operates are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals, (3) Devices and (4) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as loss from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated”. The Company’s consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segment less these unallocated corporate costs.
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
There are limitations to using financial measures such as adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) from continuing operations before income tax should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. The Company compensates for these limitations by providing reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP and included in our Consolidated Statements of Operations.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues. The following table displays our revenue by reportable segment for the years ended December 31 (in thousands):

	2014	2013
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$969,437	$1,394,015
U.S. Generic Pharmaceuticals	1,140,821	730,666
Devices (1)	496,505	492,226
International Pharmaceuticals (2)	270,425	—
Total net revenues to external customers	$2,877,188	$2,616,907
__________

(1)	The following table displays our Devices segment revenue by geography for the years ended December 31 (in thousands):

	2014	2013
Devices:
United States	$319,458	$315,054
International	177,047	177,172
Total Devices revenues	$496,505	$492,226

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.

U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the years ended December 31 (in thousands):

	2014	2013
Lidoderm®	$157,491	$602,998
Opana® ER	197,789	227,878
Voltaren® Gel	179,816	170,841
Percocet®	122,355	105,814
Other brands	311,986	286,484
Total U.S. Branded Pharmaceuticals	$969,437	$1,394,015

Lidoderm®
Net sales of Lidoderm® in 2014 decreased 74% to $157.5 million from 2013. Net sales were negatively impacted by the September 16, 2013 launch of Actavis’s lidocaine patch 5%, a generic version of Lidoderm®. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline. In May 2014, the Company’s U.S. Generic Pharmaceuticals segment launched its authorized generic of Lidoderm®.
Opana® ER
Net Sales of Opana® ER in 2014 decreased 13% to $197.8 million from 2013. Net sales were negatively impacted by competing generic versions of the non-crush-resistant formulation Opana® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush-resistant formulation Opana® ER, our revenues could decline further.
Voltaren® Gel
Net Sales of Voltaren® Gel in 2014 increased 5% to $179.8 million from 2013. This increase was primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market as early as 2015, negatively impacting future sales of Voltaren® Gel.
Percocet®
Net sales of Percocet® in 2014 increased 16% to $122.4 million from 2013. This increase was primarily attributable to price increases, partially offset by reduced volumes.
Other brands
Net sales of other branded products in 2014 increased 9% to $312.0 million from 2013. The increase in 2014 was primarily attributable to sales of Sumavel®, which was acquired in May 2014, and increased revenues from Frova®.
U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the years ended December 31 (in thousands):

	2014	2013
Pain and controlled substances	$602,289	$315,290
Other solid doses	449,331	339,621
Other liquids and semi-solids	89,201	75,755
Total U.S. Generic Pharmaceuticals	$1,140,821	$730,666
Net sales of our generic products in 2014 increased 56% to $1,140.8 million from 2013. This increase was primarily attributable to $176.0 million of revenue due to the May 2014 launch of our authorized generic of Lidoderm®; $101.8 million of revenue due to the acquisition of Boca, which we acquired in February 2014 and $46.6 million in revenue due to the acquisition of DAVA, which we acquired in August 2014.

Devices. The following table displays the significant components of our Devices revenues to external customers for the years ended December 31 (in thousands):

	2014	2013
Men's Health	$273,929	$270,343
Women's Health	101,274	109,098
BPH Therapy	121,302	112,785
Total Devices	$496,505	$492,226
Revenues from our Devices segment in 2014 increased 1% to $496.5 million from 2013. A revenue decline in AMS’s women’s health products in 2014 was more than offset with the combined results of AMS’s men’s health and BPH product lines.
The decline in AMS’s women’s health products relate primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation.
The increase in BPH product sales was attributable to increased sales of GreenLight™ fiber consoles.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment in 2014 relate to the revenues of Paladin, which we acquired in February 2014, and Somar, which we acquired in July 2014.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the years ended December 31 (in thousands):

	2014	2013
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$529,507	$783,927
U.S. Generic Pharmaceuticals	464,029	193,643
Devices	154,391	144,792
International Pharmaceuticals	80,683	—
Corporate unallocated	(357,224)	(319,369)
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax in 2014 decreased 32% to $529.5 million from 2013. This decrease was primarily attributable to decreased revenues, partially offset by cost reductions realized in connection with the June 2013 restructuring initiative and other cost reduction initiatives.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax in 2014 increased 140% to $464.0 million from 2013. In 2014, revenues and gross margins increased primarily due to the Boca and DAVA acquisitions, the May 2014 launch of our authorized generic of Lidoderm® and certain pricing increases.
Devices. Adjusted income from continuing operations before income tax in 2014 increased 7% to $154.4 million from 2013. This increase was primarily attributable to a 1% increase in revenues as well as cost reductions realized in connection with the June 2013 restructuring initiative and other cost reduction initiatives.
International Pharmaceuticals. Adjusted income from continuing operations before income tax from our International Pharmaceuticals segment in 2014 related to the results of Paladin, which we acquired in February 2014, and Somar, which we acquired in July 2014.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax in 2014 increased 12% to $357.2 million from 2013. This increase in the loss was primarily attributable to the previously discussed increase in interest expense, partially offset by decreased operating expenses, primarily resulting from the June 2013 restructuring initiative and other cost reduction initiatives.

Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the years ended December 31 (in thousands):

	2014	2013
Total segment adjusted income from continuing operations before income tax:	$1,228,610	$1,122,362
Corporate unallocated costs	(357,224)	(319,369)
Upfront and milestone payments to partners	(51,774)	(29,703)
Asset impairment charges	(22,542)	(519,011)
Acquisition-related and integration items (1)	(85,534)	(7,952)
Separation benefits and other cost reduction initiatives (2)	(29,525)	(100,253)
Excise tax (3)	(54,300)	—
Amortization of intangible assets	(280,597)	(185,334)
Inventory step-up	(65,582)	—
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(12,192)	(22,742)
Loss on extinguishment of debt	(31,817)	(11,312)
Watson litigation settlement income, net	—	50,400
Certain litigation-related charges, net (4)	(1,346,444)	(537,701)
Charge related to the non-recoverability of certain non-trade receivables	(10,000)	—
Net gain on sale of certain early-stage drug discovery and development assets	5,200	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	13,153	—
Charge for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014	(24,972)	—
Other, net	(161)	1,048
Total consolidated loss from continuing operations before income tax	$(1,125,701)	$(559,567)
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $18.0 million in 2014 compared to $42.4 million in 2013. Contract termination fees of $5.8 million in 2013 are also included in this amount. Amounts in 2014 include costs associated with the sale of our HealthTronics business and other cost reduction initiatives. Additionally, the amount of separation benefits and other cost reduction initiatives in 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Consolidated Statements of Operations. See Note 4. Restructuring of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for discussion of our material restructuring initiatives.

(3)	This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

(4)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs in 2014 and 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues. The following table displays our revenue by reportable segment for the years ended December 31 (in thousands):

	2013	2012
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$1,394,015	$1,677,984
U.S. Generic Pharmaceuticals	730,666	633,265
Devices (1)	492,226	504,487
Total net revenues to external customers	$2,616,907	$2,815,736
__________

(1)
The following table displays our Devices segment revenue by geography for the years ended December 31 (in thousands). International revenues were not material to any of our other segments for the periods presented below.

	2013	2012
Devices:
United States	$315,054	$330,087
International	177,172	174,400
Total Devices revenues	$492,226	$504,487
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the years ended December 31 (in thousands):

	2013	2012
Lidoderm®	$602,998	$947,680
Opana® ER	227,878	299,287
Voltaren® Gel	170,841	117,563
Percocet®	105,814	103,406
Other brands	286,484	210,048
Total U.S. Branded Pharmaceuticals	$1,394,015	$1,677,984
Lidoderm®.
Net sales of Lidoderm® in 2013 decreased 36% to $603.0 million from 2012. Net sales were negatively impacted by the September 16, 2013 launch of Actavis’s lidocaine patch 5%, a generic version of Lidoderm®. Prior to the launch of Actavis’s generic, 2013 net sales were negatively impacted by our obligation under the Watson Settlement Agreement to supply Lidoderm® at zero cost to Watson’s wholesaler affiliate from January to August of 2013. See Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of the Watson Settlement Agreement.
Opana® ER
Net Sales of Opana® ER in 2013 decreased 24% to $227.9 million from 2012. In the first half of 2012, after our first quarter supply disruption associated with the shutdown of Novartis’s Lincoln, Nebraska manufacturing facility, we transitioned to our formulation of Opana® ER designed to be crush-resistant. While we believe our ongoing commercial efforts, which include direct and indirect sales efforts, coupon programs, education and promotion within targeted customer channels, contributed positively to the uptake of our crush-resistant formulation, revenues since the transition did not return to historical pre-transition levels in 2013. Additionally, 2012 revenues included the favorable effects of wholesaler restocking efforts to transition to the crush-resistant formulation of Opana® ER, which did not reoccur in 2013. Net sales were also negatively impacted by competing generic versions of the non-crush-resistant formulation Opana® ER, which launched beginning in early 2013.
Voltaren® Gel
Net Sales of Voltaren® Gel in 2013 increased 45% to $170.8 million from 2012. Due to short-term Voltaren® Gel supply constraints resulting from the temporary shutdown of Novartis’s Lincoln, Nebraska manufacturing facility in early 2012, there were no sales of Voltaren® Gel during the three months ended March 31, 2012. In April 2012, production and sale of Voltaren® Gel resumed, resulting in relatively higher revenues in 2013 compared to 2012, as the 2013 amount included a full period’s revenues as compared to a partial period’s in 2012.
Percocet®
Net sales of Percocet® in 2013 increased 2% to $105.8 million from 2012. This increase was primarily attributable to price increases, partially offset by reduced volumes.
Other brands
Net sales of the other branded products in this segment in 2013 increased 36% to $286.5 million from 2012. This increase was primarily attributable to the increase in net sales of Fortesta® Gel attributable to increased volumes resulting from improved formulary access to this product, as well as royalty income from Actavis. This royalty income was payable to Endo under the terms of the Watson Settlement Agreement, based on Actavis’s gross profit generated on sales of its generic version of Lidoderm®, which commenced on September 16, 2013. See Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for further discussion of the Watson Settlement Agreement.
U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the years ended December 31 (in thousands):

	2013	2012
Pain and controlled substances	$315,290	$297,009
Other solid doses	339,621	287,035
Other liquids and semi-solids	75,755	49,221
Total U.S. Generic Pharmaceuticals	$730,666	$633,265
Net sales of our generic products in 2013 increased 15% to $730.7 million from 2012. This increase was primarily attributable to strong demand for this segment’s diversified product portfolio, including significant revenue growth from certain existing products and new products launched in the second half of 2012 and first quarter of 2013.
Devices. The following table displays the significant components of our Devices revenues to external customers for the years ended December 31 (in thousands):

	2013	2012
Men's Health	$270,343	$259,879
Women's Health	109,098	128,221
BPH Therapy	112,785	116,387
Total Devices	$492,226	$504,487
Revenues from our Devices segment in 2013 decreased 2% to $492.2 million from 2012. This decrease was primarily attributable to lower sales in the women’s health line, which relates primarily to a reduction in mesh procedural volumes, particularly as to pelvic organ prolapse (POP) repair procedures. This reduction in mesh procedural volumes is likely in response to a July 2011 update to the October 2008 Public Health Notification issued by the FDA to further advise the public and medical community regarding potential complications associated with transvaginal placement of surgical mesh to treat POP and stress urinary incontinence (SUI), as well as to the attorney advertising associated with transvaginal mesh litigation. This decrease was partially offset by an increase in the Men’s Health business due to increased volumes.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the years ended December 31 (in thousands):

	2013	2012
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$783,927	$906,839
U.S. Generic Pharmaceuticals	193,643	171,418
Devices	144,792	119,852
Corporate unallocated	(319,369)	(337,152)

U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax in 2013 decreased 14% to $783.9 million from 2012. This decrease was primarily attributable to decreased revenues, partially offset by cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, particularly with respect to sales and marketing expenses.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax in 2013 increased 13% to $193.6 million from 2012. During 2013, revenues increased and operating expenses decreased, primarily with respect to research and development expense. Additionally, margins returned to more normal levels from the comparably higher 2012 amounts, which benefited from favorable pricing on certain of our generic products resulting from market opportunities.
Devices. Adjusted income from continuing operations before income tax in 2013 increased 21% to $144.8 million from 2012. This increase was primarily attributable to cost reductions realized in connection with our June 2013 restructuring and other cost reduction initiatives, partially offset by decreased revenues.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax in 2013 decreased 5% to $319.4 million from 2012. The decrease during 2013 was primarily attributable to decreased research and development, general and administrative and other costs, resulting from our June 2013 restructuring and other cost reduction initiatives, as well as the previously discussed decrease in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the years ended December 31 (in thousands):

	2013	2012
Total segment adjusted income from continuing operations before income tax:	$1,122,362	$1,198,109
Corporate unallocated costs	(319,369)	(337,152)
Upfront and milestone payments to partners	(29,703)	(60,778)
Asset impairment charges	(519,011)	(715,551)
Acquisition-related and integration items (1)	(7,952)	(19,413)
Separation benefits and other cost reduction initiatives (2)	(100,253)	(42,913)
Amortization of intangible assets	(185,334)	(220,320)
Inventory step-up	—	(880)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(22,742)	(20,762)
Loss on extinguishment of debt	(11,312)	(7,215)
Watson litigation settlement income, net	50,400	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	(102,000)
Patent litigation settlement items, net	—	(85,123)
Certain litigation-related charges, net (3)	(537,701)	(316,425)
Other, net	1,048	—
Total consolidated loss from continuing operations before income tax	$(559,567)	$(730,423)
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain immaterial acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $42.4 million for 2013 and $39.5 million for 2012. Contract termination fees of $5.8 million in 2013 are also included in this amount. Additionally, the amount of separation benefits and other cost reduction initiatives in 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Consolidated Statements of Operations. See Note 4. Restructuring of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules" for discussion of our material restructuring initiatives.

(3)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs in 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $208.2 million at December 31, 2014 compared to $1.2 billion at December 31, 2013. Working capital at December 31, 2014 includes restricted cash and cash equivalents of $485.2 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants during 2015, and $40.2 million held in an escrow account, primarily for the purpose of guaranteeing amounts required to be paid to Litha’s security holders in connection with acquisition of Litha’s remaining outstanding issued share capital. Working capital at December 31, 2013 included restricted cash and cash equivalents of $770.0 million, which was held in escrow until the Paladin transaction closed.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled approximately $408.8 million at December 31, 2014 compared to $526.6 million at December 31, 2013.
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
Beyond 2015, we expect cash generated from operations together with our cash, cash equivalents and unused revolving credit facility to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchase and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our announced strategic, operational and organizational changes, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of our acquisition efforts we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.
On January 29, 2015, the Company acquired all of the outstanding shares of common stock of Auxilium in a transaction valued at approximately $3.0 billion, including $790.8 million of cash paid to Auxilium shareholders. Pursuant to the terms of Agreement, of the 54.97 million outstanding Auxilium shares eligible to make an election, 94.9% elected to receive transaction consideration equal to 0.4880 Endo shares per Auxilium share (the Stock Election Consideration), 0.4% elected to receive 100% cash, which equated to $33.25 of cash per Auxilium share (the Cash Election Consideration) and 4.7% elected or defaulted to receive a mix of $16.625 in cash and 0.2440 Endo shares per Auxilium share (the Standard Election Consideration). The result of the elections led to an oversubscription of the Stock Election Consideration and, in accordance with the proration method described in the Merger Agreement and proxy statement/prospectus provided to Auxilium shareholders, each Auxilium share for which an election was made to receive the Stock Election Consideration will instead be entitled to receive approximately 0.3448 Endo shares and $9.75 in cash.
Also on January 29, 2015, in connection with the consummation of the merger, Endo and Auxilium entered into an agreement relating to Auxilium’s $350.0 million of 1.50% convertible senior notes due 2018 (the Auxilium Notes), pursuant to which the Auxilium Notes are no longer convertible into shares of Auxilium common stock and instead are convertible into cash and ordinary shares of Endo based on the weighted average of the cash and Endo ordinary shares received by Auxilium stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Auxilium common stock a holder of Auxilium Notes was previously entitled to receive upon conversion of Notes, such holders instead became entitled to receive $9.88 in cash and 0.3430 Endo ordinary shares. Pursuant to this agreement, Endo became a co-obligor of Auxilium’s obligations under the Auxilium Notes and expressly agreed to assume, jointly and severally with Auxilium, liability for (a) the due and punctual payment of the principal (and premium, if any) and interest, if any, on all of the Auxilium Notes issued under the corresponding indenture, (b) the due and punctual delivery of Endo ordinary shares and/or cash upon conversion of the Auxilium Notes by note holders and (c) the due and punctual performance and observance of all of the covenants and conditions of the corresponding indenture to be performed by Auxilium. From the closing of the acquisition on January 29, 2015 until February 20, 2015, holders of the Auxilium Notes converted the majority of the Auxilium Notes.

In connection with Merger Agreement, Endo advanced to QLT, Inc. (QLT) the amount required to fund the payment of a termination fee of $28.4 million (QLT Termination Fee Loan) to terminate its agreement with Auxilium. QLT terminated its agreement with Auxilium effective October 8, 2014. The QLT Termination Fee Loan is to be repaid, together with interest thereon, within 12 months of the day after signing the Merger Agreement (by October 10, 2015), or sooner under certain circumstances.
Borrowings. Upon closing of the Paladin acquisition on February 28, 2014, certain subsidiaries of the Company entered into a credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The prior credit facility was terminated and canceled, with the outstanding indebtedness of $1.4 billion repaid and all liens terminated and released. The initial borrowings under this credit facility consisted of a five-year senior secured term loan A facility of $1.1 billion (the 2014 Term Loan A Facility), a seven-year senior secured term loan B facility of $425.0 million (the 2014 Term Loan B Facility), and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million (the 2014 Revolving Credit Facility and, together with the 2014 Term Loan A Facility and the 2014 Term Loan B Facility, the 2014 Credit Facility), substantially all of which is available at December 31, 2014. The 2014 Credit Facility was issued for general corporate purposes, which included acquisitions.
The 2014 Credit Facility contains an uncommitted expansion provision which permits up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as defined in the agreement governing the 2014 Credit Facility, is less than or equal to 2.75x) of additional revolving or term loan commitments from one or more of lenders.
The 2014 Credit Facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of December 31, 2014, we are in compliance with all such covenants.
As a result of the closing of the Paladin acquisition, the Company also assumed approximately $23.8 million of previously existing debt entered into by Paladin’s subsidiary, Litha.
At December 31, 2014, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $2.7 billion. These notes mature between 2019 and 2023, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior secured credit agreements. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of December 31, 2014, we are in compliance with all covenants.
At December 31, 2014, our indebtedness also included 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest. In addition, in July 2014 we repurchased approximately $40.0 million aggregate principal amount of the Convertible Notes for approximately $95.2 million, which included the issuance of 798,367 ordinary shares valued at approximately $55.2 million. The combined repurchases during 2014 reduced the outstanding principal amount of the Convertible Notes to approximately $98.8 million.
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

The following table provides the range of shares that would be included in the dilutive net loss per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2014				(1)	Three Months Ended June 30, 2014
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$67.32	$70.86		$74.40	$77.95	$63.52	$66.86		$70.20	$73.55
Impact on dilutive shares:
Convertible notes	7,359	7,641		7,896	8,128	4,905	5,122		5,318	5,497
Warrants	5,276	5,662		6,011	6,329	3,300	3,597		3,866	4,110
	12,635	13,303	(2)	13,907	14,457	8,205	8,719	(3)	9,184	9,607

	Three Months Ended September 30, 2014				(1)	Three Months Ended December 31, 2014				(1)
	-5%	Actual		+5%	+10%	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$62.58	$65.87		$69.16	$72.46	$65.08	$68.51		$71.94	$75.36
Impact on dilutive shares:
Convertible notes	2,001	2,088		2,018	2,084	1,866	1,942		2,011	2,073
Warrants	1,356	1,476		1,473	1,565	1,304	1,408		1,503	1,588
	3,357	3,564	(2)	3,491	3,649	3,170	3,350	(2)	3,514	3,661
__________

(1)
Because the Company reported a Net loss from continuing operations attributable to Endo International plc during the three months ended March 31, 2014, September 30, 2014 and December 31, 2014, the Convertible Notes and Warrants had no dilutive impact during these periods and would not have had a dilutive impact given any of the assumed share prices above. Therefore, these amounts are included for informational purposes only and are not indicative of actual results or results that would have occurred given the assumed share prices above.

(2)
Represents, for the three months ended March 31, 2014, September 30, 2014 and December 31, 2014, the amount that would have been included in total diluted shares outstanding of 145.4 million, 159.0 million and 159.2 million, respectively, had the Company reported Net income from continuing operations attributable to Endo International plc as opposed to a Net loss from continuing operations attributable to Endo International plc.

(3)	Represents the amount included in total diluted shares outstanding of 163.4 million for the three month period ended June 30, 2014.
In addition to the Company’s indebtedness at December 31, 2014 described in this section, “Borrowings”, in late January 2015, the Company issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 and also entered into an agreement pursuant to which it became a co-obligor of Auxilium’s $350.0 million 1.50% convertible senior notes due 2018 (the Auxilium Notes). In February 2015, the majority of the Auxilium Notes were converted by note holders.
For a complete discussion of our indebtedness at December 31, 2014, and indebtedness activity subsequent to December 31, 2014, see Note 13. Debt and Note 23. Subsequent Events, respectively, in the Consolidated Financial Statements of Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Ba3 with a stable outlook and B+ with a stable outlook, respectively.
Working capital. The components of our working capital and our liquidity at December 31, 2014 and December 31, 2013 are below (dollars in thousands):

	December 31, 2014	December 31, 2013
Total current assets	$3,307,472	$2,854,507
Less: total current liabilities	(3,099,245)	(1,696,672)
Working capital	$208,227	$1,157,835
Current ratio	1.1:1	1.7:1
Days sales outstanding	48	45
Working capital decreased by $949.6 million from December 31, 2013 to December 31, 2014. This decrease related primarily to payment of the non-current portion of prior term loans, cash used for the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA, an increase in the accrual related to mesh product liability, cash used for deferred financing costs, cash used to settle a portion of the warrants and call options associated with our convertible notes and cash used for the purchases of property, plant and equipment. These decreases were partially offset by proceeds from the term loans and senior notes, cash from the sale of HealthTronics and cash from the exercise of options.
The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31 (in thousands):

	2014	2013	2012
Net cash flow provided by (used in):
Operating activities	$337,776	$298,517	$733,879
Investing activities	(771,853)	(883,639)	(88,467)
Financing activities	302,857	579,525	(645,547)
Effect of foreign exchange rate	(4,037)	1,692	431
Net (decrease) increase in cash and cash equivalents	$(135,257)	$(3,905)	$296
Net cash provided by operating activities. Net cash provided by operating activities was $337.8 million in 2014 compared to $298.5 million provided by operating activities in 2013 and $733.9 million provided by operating activities in 2012.
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
The $39.3 million increase in Net cash provided by operating activities in 2014 compared to 2013 was primarily the result of the timing of cash collections and cash payments related to our operations. Also contributing to this increase was improved operating performance in 2014 and cash provided from the operations of our acquisitions. These items were partially offset by the timing of certain cash payments, including payments to settle mesh litigation of approximately $138.2 million and payments to settle other litigation matters of approximately $199.0 million, which included the Department of Justice settlement related to the sale, marketing and promotion of Lidoderm®.
The $435.4 million decrease in Net cash provided by operating activities in 2013 compared to 2012 was primarily the result of the timing of cash collections and cash payments, including payment of $102.0 million related to the Impax Settlement Agreement, the first annual royalty payment to Teikoku in the amount of $56.0 million and payments to settle pricing litigation cases of $29.0 million. These decreases were partially offset by an increase in cash due to improved operating performance generated by the 2013 restructuring initiatives.
Net cash used in investing activities. Net cash used in investing activities was $771.9 million in 2014 compared to $883.6 million used in investing activities in 2013 and $88.5 million used in investing activities in 2012.
This $111.8 million decrease in cash used in investing activities in 2014 compared to 2013 relates primarily to a net change in restricted cash and cash equivalents of $1,006.7 million. Restricted cash and cash equivalents increased in 2013 by $770.0 million due to cash placed in escrow related to the close of the Paladin transaction in February 2014. Restricted cash decreased in 2014 by $770.0 million upon the close of the Paladin transaction and $99.9 million related to payments out of Qualified Settlement Funds for mesh litigation settlements. Restricted cash increased in 2014 by $633.2 million, primarily related to cash paid into Qualified Settlement Funds for mesh settlements and cash paid into the escrow account associated with the acquisition of the remaining outstanding share capital of Litha. Additionally, there was an increase in proceeds from the sale of marketable securities in 2014 of $87.2 million, an increase in proceeds from the sale of businesses in 2014 of $46.4 million, primarily related to the sale of the HealthTronics business, and an increase in proceeds from notes receivable of $32.7 million. These items were partially offset by an increase in cash used for acquisitions related to the acquisitions of Paladin, Boca, Sumavel, Somar and DAVA of $1,082.9 million. Payments related to our Qualified Settlement Funds are further described in Note 14. Commitments and Contingencies of the Consolidated Financial Statements of Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
The $795.2 million increase in cash used in investing activities in 2013 compared to 2012 relates primarily to an increase in restricted cash and cash equivalents of $770.0 million related to the pending close of the Paladin transaction, the establishment of a net $11.5 million escrow settlement fund related to the mesh-related Master Settlement Agreement, which is further described in Note 14. Commitments and Contingencies of the Consolidated Financial Statements of Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules". Also contributing to this fluctuation is a decrease in proceeds from investments of $18.8 million associated with the 2012 repayment at par value of our remaining auction-rate securities, an increase in patent acquisition costs and license fees of $6.3 million and a decrease in purchases of property, plant and equipment of $3.3 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $302.9 million in 2014 compared to $579.5 million provided by financing activities in 2013 and $645.5 million used in financing activities in 2012.
Items contributing to the $276.7 million decrease in cash provided by financing activities in 2014 compared to 2013 include an increase in principal payments on term loan indebtedness of $1,278.1 million, an increase in net cash payments of $516.5 million to repurchase a portion of our Convertible Notes and a proportionate amount of the associated warrants and call options and an increase in cash paid for deferred financing fees of $52.2 million, partially offset by an increase in proceeds from the issuance of term loans and senior notes of $1,525.0 million and $50.0 million, respectively.
Items contributing to this $1,225.1 million fluctuation in cash provided by financing activities in 2013 compared to 2012 include 2013 proceeds from the issuance of $700.0 million of senior notes, a decrease in principal payments on term loan indebtedness totaling $210.0 million, a decrease in cash used to repurchase stock of $256.0 million and an increase in cash from the exercise of stock options of $77.8 million. These items were partially offset by an increase in cash paid for deferred financing fees of $10.5 million and an increase in payments of tax withholding for restricted shares of $9.8 million.
Research and development. Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new products and expand the value of our existing products beyond what is currently approved in their respective labels.
As previously disclosed, we undertook initiatives in 2014 to optimize commercial spend and refocus our research and development efforts. On June 2, 2014, we completed the sale of our branded pharmaceutical drug discovery platform to Asana BioSciences, LLC, an independent member of the Amneal Alliance of Companies. The sale included multiple early-stage drug discovery and development candidates in a variety of therapeutic areas, including oncology, pain and inflammation, among others. In addition, on November 4, 2014 we sold most of the assets and intellectual property of our second generation implantable drug technology to Braeburn Pharmaceuticals, excluding the existing implant platform used for our two marketed histrelin-containing products, Vantas® and Supprelin®.
As a result of these changes, we expect to incur moderate levels of research and development expenditures as we focus on the development and advancement of our current product pipeline and any additional product candidates we may add via license, acquisition or organically. There can be no assurance the results of any ongoing or future nonclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any drug or product under development will receive regulatory approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with current good manufacturing practices for the geographies where the products are approved, successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.
Manufacturing, supply and other service agreements. Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries’ products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH, Sharp Corporation and UPS Supply Chain Solutions, Inc. If, for any reason, our subsidiaries are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
License and collaboration agreements. Our subsidiaries have agreed to certain contingent payments in certain license, collaboration and other agreements. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded in our Consolidated Balance Sheets. In addition, under certain arrangements, we or our subsidiaries may have to make royalty payments based on a percentage of future sales of the products in the event regulatory approval for marketing is obtained. From a business perspective, we view these payments favorably as they signify that the products are moving successfully through the development phase toward commercialization.
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
Legal proceedings. We are subject to various patent, product liability, government investigations and other legal proceedings in the ordinary course of business. Accruals are recorded when we determine that a loss related to a litigation matter is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see Note 14. Commitments and

Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".
Contractual obligations. The following table lists our enforceable and legally binding noncancelable obligations as of December 31, 2014.

	Payment Due by Period (in thousands)
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (1)	$5,752,963	$371,954	$294,073	$319,655	$362,091	$1,381,988	$3,023,202
Capital lease obligations (2)	73,408	6,526	6,640	6,875	7,072	7,270	39,025
Operating lease obligations (3)	40,214	15,292	9,320	6,677	4,310	1,697	2,918
Minimum Voltaren® royalty obligations due to Novartis (4)	37,500	22,500	15,000	—	—	—	—
Purchase obligations (5)	70,388	51,319	11,029	5,751	823	733	733
Mesh-related product liability settlements (6)	1,509,353	877,653	620,000	11,700	—	—	—
Other obligations and commitments (7)	48,585	14,855	12,507	7,223	4,000	1,000	9,000
Total (8)	$7,532,411	$1,360,099	$968,569	$357,881	$378,296	$1,392,688	$3,074,878
__________

(1)
Includes minimum cash payments related to principal and interest, including commitment fees, associated with our indebtedness. Since future interest rates on our variable rate borrowings are unknown, for purposes of this contractual obligations table, amounts scheduled above were calculated using the greater of (i) the respective contractual interest rate spread corresponding to our current leverage ratios or (ii) the respective contractual interest rate floor, if any. Amounts in this table exclude payments for indebtedness incurred after December 31, 2014. A discussion of such indebtedness is included above under the caption “Borrowings”.

(2)
Includes minimum cash payments related to certain fixed assets, primarily related to technology. In addition, includes minimum cash payments related to the direct financing arrangement for the company headquarters in Malvern, Pennsylvania. On September 4, 2014, the Company entered into a sublease agreement to lease approximately 60,000 square feet from January 1, 2015 to December 31, 2016 increasing to 90,000 square feet from January 1, 2017 to December 31, 2024. We will receive approximately $23.0 million in minimum rental payments over the remaining term of the sublease, which is not included in the table above.

(3)
Includes minimum cash payments related to our leased automobiles, machinery and equipment and facilities not included in capital lease obligations. Under the terms of our leases for our former headquarters’ in Chadds Ford, Pennsylvania, we are required to continue to pay all future minimum lease payments to the landlord.

(4)
Under the terms of the five-year Voltaren® Gel Agreement, Endo has agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds all as defined in the Voltaren® Gel Agreement. In addition, subject to certain limitations, Endo has agreed to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the Voltaren® Gel Agreement, which may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on a Voltaren® Gel Agreement year basis such that Endo’s obligation with respect to each Voltaren® Gel Agreement year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Agreement year. In December 2014, pursuant to the provisions of this Voltaren® Gel Agreement, the term was automatically renewed for an additional one year period.

(5)	Purchase obligations are enforceable and legally binding obligations for purchases of goods and services including minimum inventory contracts.

(6)
The Company executed various Master Settlement Agreements (MSAs) regarding the settlement of up to approximately 45,400 filed and unfiled mesh-related claims. Mesh-related product liability settlements in the table above reflect the earliest date that a settlement payment could be due and the largest amount that could be due on that date. Due to the uncertainty as to the ultimate timing and amount of these payments, actual cash flows may differ from those shown in the table. The amounts above do not include the reduction factor of approximately 20% applied to the maximum number of potentially eligible claims, which results in a liability that is lower than the maximum payouts under the MSAs. These matters are described in more detail in Note 14. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15. of this report "Exhibits, Financial Statement Schedules".

(7)	Other obligations and commitments include agreements to purchase third-party assets, products and services.

(8)
Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet, except for current portion of long-term debt, short-term capital lease obligations, short-term royalty obligations and the current portion of the mesh-related product liability or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for significant noncancelable purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2014, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above. In addition, we do not include collaboration agreements and potential payments under those agreements.
As of December 31, 2014, our liability for unrecognized tax benefits amounted to $115.8 million (including interest and penalties). Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of related future payments. Therefore, our liability has been excluded from the above contractual obligations table.
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
Growth opportunities. We continue to evaluate growth opportunities including strategic investments, licensing arrangements, acquisitions of businesses, product rights or technologies, and strategic alliances and promotional arrangements which could require significant capital resources. We continue to focus our business development activities on further diversifying our revenue base through product licensing and company acquisitions, as well as other opportunities to enhance shareholder value. Through execution of our business strategy we focus on developing new products both internally and with contract and collaborative partners; expanding the Company’s subsidiaries’ product lines by acquiring new products and technologies, including international opportunities; increasing revenues and earnings through sales and marketing programs for our subsidiaries’ innovative product offerings and effectively using the Company’s and its subsidiaries’ resources; and providing additional resources to support our generics business.
Non-U.S. operations. Fluctuations in foreign currency rates resulted in net gains of $8.1 million in 2014. This compares to a net loss of $1.3 million in 2013 and a net loss of $0.6 million in 2012.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion of our 2014 Credit Facility. Additionally, if we were to utilize amounts under our 2014 Revolving Credit Facility, we could be exposed to additional interest rate risk. At December 31, 2014, our Term Loan Facility includes floating-rate debt of approximately $1,490.9 million. Based on this amount, a 1% rise in interest rates would result in approximately $14.9 million in incremental annual interest expense.
As of December 31, 2014 and 2013, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At December 31, 2014 and 2013, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
Foreign Currency Exchange Risk
We operate and transact business in various foreign countries and are therefore subject to risks associated with foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. Additionally, certain of the Company’s subsidiaries maintain their books of record in currencies other than their respective functional currencies. These subsidiaries’ financial statements are remeasured into their respective functional currencies using current or historical exchange rates. Such remeasurement adjustments could have an adverse effect on the Company’s results of operations.
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in Other (income) expense, net.
Fluctuations in foreign currency rates resulted in net gains of $8.1 million in 2014. This compares to a net loss of $1.3 million in 2013 and a net loss of $0.6 million in 2012.
In addition, we purchase Lidoderm® in U.S. dollars from Teikoku Seiyaku Co., Ltd., a Japanese manufacturer. As part of the purchase agreement with Teikoku, there is a price adjustment feature that prevents the cash payment in U.S. dollars from falling outside of a certain pre-defined range in Japanese yen even if the spot rate is outside of that range.
Inflation
We do not believe that inflation has had a significant impact on our revenues or operations.
Item 8.        Financial Statements and Supplementary Data
The information required by this item is contained in the financial statements set forth in Item 15 under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.
Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
As previously disclosed in our Current Report on Form 8-K filed on June 13, 2014, on June 11, 2014 the Audit Committee of our Board of Directors requested Deloitte & Touche LLP to resign as the independent registered public accounting firm previously engaged as the principal accountant to audit the Company’s financial statements. This became effective on June 12, 2014, upon the engagement of PricewaterhouseCoopers. There were no disagreements or reportable events in connection with the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.
Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
(b) Management’s Report on Internal Control over Financial Reporting
The report of management of the Company regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and incorporated herein by reference.
(c) Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Reports of Independent Registered Public Accounting Firm” and incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the year ended December 31, 2014. As permitted by the Securities and Exchange Commission, management has elected to exclude these entities from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2014. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in early 2015. As such, there have been changes during the year ended December 31, 2014 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.
Additionally, in 2013, we began the implementation of a new Enterprise Resource Planning (ERP) system. This implementation was planned in phases to correspond with the needs of the Company. Due to this implementation, internal controls have changed in various functional areas within the company. Management has taken steps so that the appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue through early 2015.
Item 9B.    Other Information
Not applicable.
PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Directors
The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our 2015 Annual General Meeting (2015 Proxy Statement).
Executive Officers
For information concerning Endo’s executive officers, see Part I, Item 1. of this report "Business" under the caption “Executive Officers of the Registrant” and our 2015 Proxy Statement.
Code of Ethics
The information concerning our Code of Conduct is incorporated herein by reference from our 2015 Proxy Statement and can be viewed on our website, the internet address for which is http://www.endo.com.
Audit Committee
The information concerning our Audit Committee is incorporated herein by reference from our 2015 Proxy Statement.
Audit Committee Financial Experts
The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2015 Proxy Statement.
Item 11.        Executive Compensation
The information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. The following information relates to plans in effect as of December 31, 2014 under which equity securities of Endo may be issued to employees and directors. The Endo International plc 2004, 2007, 2010 and Assumed Stock Incentive Plans (formerly known as the Endo Health Solutions Inc. Stock Incentive Plans) provide that stock options may be granted thereunder to non-employee consultants.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders
Endo International plc Assumed Stock Incentive Plan	983,379	$60.13	2,658,376
Endo International plc 2000 Stock Incentive Plan	60,447	$20.86	—
Endo International plc 2004 Stock Incentive Plan	231,003	$25.10	—
Endo International plc 2007 Stock Incentive Plan	301,532	$20.70	—
Endo International plc 2010 Stock Incentive Plan	3,140,949	$39.66	5,651,589
__________

(1)	Excludes shares of restricted stock units outstanding
The other information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
Information about the fees for 2014 and 2013 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2015 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2015 Proxy Statement.
The information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Financial Statements.

2.	Consolidated Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2012	$5,255	$2,817	$(2,539)	$5,533
Year Ended December 31, 2013	$5,533	$1,358	$(1,297)	$5,594
Year Ended December 31, 2014	$5,594	$165	$(1,840)	$3,919
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits: The information called for by this Item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ RAJIV DE SILVA	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Rajiv De Silva

	/S/ SUKETU P. UPADHYAY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Suketu P. Upadhyay

	/S/ DANIEL A. RUDIO	Vice President, Controller (Principal Accounting Officer)	March 2, 2015
Daniel A. Rudio

	*	Chairman and Director	March 2, 2015
Roger H. Kimmel

	*	Director	March 2, 2015
Shane M. Cooke

	*	Director	March 2, 2015
John J. Delucca

	*	Director	March 2, 2015
Arthur J. Higgins

	*	Director	March 2, 2015
Nancy J. Hutson, Ph.D.

	*	Director	March 2, 2015
Michael Hyatt

	*	Director	March 2, 2015
William P. Montague

	*	Director	March 2, 2015
Jill D. Smith

	*	Director	March 2, 2015
William F. Spengler

*By:	/S/ CAROLINE B. MANOGUE	Attorney-in-fact pursuant to a Power of Attorney filed with this Report as Exhibit 24	March 2, 2015
Caroline B. Manogue

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Endo International plc is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Endo International plc‘s internal control over financial reporting was designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Endo International plc‘s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
Management has excluded Paladin Labs Inc. (Paladin) and Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar) from its assessment of internal control over financial reporting as of December 31, 2014 since they were acquired by the Company in purchase business combinations during 2014. Paladin is a wholly-owned subsidiary with total revenues of approximately $225 million since the date of acquisition and total assets of approximately $798 million as of December 31, 2014. Somar is a wholly-owned subsidiary with total revenues of approximately $46 million since the date of acquisition and total assets of approximately $230 million as of December 31, 2014.
Endo International plc’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This report appears on page F-3.

/S/ RAJIV DE SILVA
Rajiv De Silva
Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ SUKETU P. UPADHYAY
Suketu P. Upadhyay
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Endo International plc
In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Endo International plc and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts appearing under Item 15.2. as of and for the year ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Paladin Labs Inc. (Paladin) and Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar) from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in purchase business combinations during 2014. We have also excluded Paladin and Somar from our audit of internal control over financial reporting. Paladin and Somar are wholly-owned subsidiaries whose total assets represent $798 million and $230 million, respectively, and total revenues represent $225 million and $46 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Endo International plc
Dublin, Ireland
We have audited the accompanying consolidated balance sheet of Endo Health Solutions Inc. (now known as Endo International plc, see Note 1 to the consolidated financial statements) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule for each of the two years in the period ended December 31, 2013 listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Endo Health Solutions Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 28, 2014

ENDO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$408,753	$526,597
Restricted cash and cash equivalents	530,930	770,000
Marketable securities	815	—
Accounts receivable, net of allowance of $3,919 and $5,594 at December 31, 2014 and 2013, respectively	1,234,728	725,827
Inventories, net	472,215	374,439
Prepaid expenses and other current assets	43,597	39,402
Income taxes receivable	51,846	—
Deferred income taxes	564,588	257,985
Assets held for sale (NOTE 3)	—	160,257
Total current assets	$3,307,472	$2,854,507
MARKETABLE SECURITIES	1,506	2,979
PROPERTY, PLANT AND EQUIPMENT, NET	428,825	372,077
GOODWILL	3,762,547	1,372,832
OTHER INTANGIBLES, NET	3,194,367	1,872,926
DEFERRED INCOME TAXES	5,059	—
OTHER ASSETS	209,840	96,535
TOTAL ASSETS	$10,909,616	$6,571,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$308,344	$263,241
Accrued expenses	1,191,828	768,198
Current portion of legal settlement accrual	1,443,114	215,644
Current portion of long-term debt	155,937	414,929
Income taxes payable	—	3,089
Deferred income taxes	22	—
Liabilities related to assets held for sale (NOTE 3)	—	31,571
Total current liabilities	$3,099,245	$1,696,672
DEFERRED INCOME TAXES	724,278	310,764
LONG-TERM DEBT, LESS CURRENT PORTION, NET	4,202,356	3,323,844
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	262,781	508,482
OTHER LIABILITIES	212,743	146,878
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	48	—
Ordinary shares, $0.0001 and $0.01 par value; 1,000,000,000 and 350,000,000 shares authorized; 153,912,985 and 144,413,074 shares issued; 153,912,985 and 115,354,393 shares outstanding at December 31, 2014 and December 31, 2013, respectively	15	1,444
Additional paid-in capital	3,093,867	1,166,375
(Accumulated deficit) retained earnings	(595,085)	126,234
Accumulated other comprehensive loss	(124,088)	(4,915)
Treasury stock, zero and 29,058,681 shares at December 31, 2014 and December 31, 2013, respectively	—	(763,120)
Total Endo International plc shareholders’ equity	$2,374,757	$526,018
Noncontrolling interests (NOTE 3)	33,456	59,198
Total shareholders’ equity	$2,408,213	$585,216
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,909,616	$6,571,856
See Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except per share data)

	2014	2013	2012
REVENUES:
Net pharmaceutical product sales	$2,323,482	$2,061,916	$2,297,685
Devices revenues	496,505	492,226	504,487
Other revenues	57,201	62,765	13,564
TOTAL REVENUES	$2,877,188	$2,616,907	$2,815,736
COSTS AND EXPENSES:
Cost of revenues	1,400,555	1,039,516	1,135,681
Selling, general and administrative	795,855	849,339	864,339
Research and development	154,203	142,472	219,139
Patent litigation settlement, net	—	—	85,123
Litigation-related and other contingencies, net	1,315,442	484,242	316,425
Asset impairment charges	22,542	519,011	715,551
Acquisition-related and integration items	85,534	7,952	19,413
OPERATING LOSS FROM CONTINUING OPERATIONS	$(896,943)	$(425,625)	$(539,935)
INTEREST EXPENSE, NET	227,115	173,601	182,834
LOSS ON EXTINGUISHMENT OF DEBT	31,817	11,312	7,215
OTHER (INCOME) EXPENSE, NET	(30,174)	(50,971)	439
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(1,125,701)	$(559,567)	$(730,423)
INCOME TAX	(401,840)	(24,067)	(36,415)
LOSS FROM CONTINUING OPERATIONS	(723,861)	(535,500)	(694,008)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	5,677	(96,914)	5,987
CONSOLIDATED NET LOSS	$(718,184)	$(632,414)	$(688,021)
Less: Net income attributable to noncontrolling interests	3,135	52,925	52,316
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(721,319)	$(685,339)	$(740,337)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(4.92)	$(4.73)	$(6.00)
Discontinued operations	$0.01	$(1.32)	$(0.40)
Basic	$(4.91)	$(6.05)	$(6.40)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(4.92)	$(4.73)	$(6.00)
Discontinued operations	$0.01	$(1.32)	$(0.40)
Diluted	$(4.91)	$(6.05)	$(6.40)
WEIGHTED AVERAGE SHARES:
Basic	146,896	113,295	115,719
Diluted	146,896	113,295	115,719
See Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014		2013		2012
CONSOLIDATED NET LOSS		$(718,184)		$(632,414)		$(688,021)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(1,099)		$775		$1,403
Less: reclassification adjustments for loss realized in net loss	17	(1,082)	—	775	—	1,403
Foreign currency translation (loss) gain		(121,389)		714		2,164
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—		546		(1,212)
Less: reclassification adjustments for cash flow hedges settled and included in net loss	—	—	(148)	398	279	(933)
OTHER COMPREHENSIVE (LOSS) INCOME		$(122,471)		$1,887		$2,634
CONSOLIDATED COMPREHENSIVE LOSS		$(840,655)		$(630,527)		$(685,387)
Less: Net income attributable to noncontrolling interests		3,135		52,925		52,316
Less: Other comprehensive (loss) income attributable to noncontrolling interests		(3,298)		—		—
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(840,492)		$(683,452)		$(737,703)
See Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except share data)

	Endo International plc Shareholders
	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock		Total Endo International plc Shareholders’ Equity	Noncontrolling Interests (NOTE 3)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
BALANCE, JANUARY 1, 2012	138,337,002	$1,383	—	$—	$952,325	$1,551,910	$(9,436)	(21,178,122)	$(518,492)	$1,977,690	$61,901	$2,039,591
Net (loss) income	—	—	—	—	—	(740,337)	—	—	—	(740,337)	52,316	(688,021)
Other comprehensive income	—	—	—	—	—	—	2,634	—	—	2,634	—	2,634
Compensation related to share-based awards	—	—	—	—	59,395	—	—	—	—	59,395	—	59,395
Forfeiture of restricted stock awards	(19,624)	—	—	—	—	—	—	—	—	—	—	—
Exercise of options	853,794	8	—	—	19,350	—	—	—	—	19,358	—	19,358
Tax benefits of share awards, net	—	—	—	—	2,537	—	—	—	—	2,537	—	2,537
Ordinary shares issued	869,710	9	—	—	469	—	—	—	—	478	—	478
Treasury stock acquired	—	—	—	—	—	—	—	(8,304,330)	(256,000)	(256,000)	—	(256,000)
Issuance of ordinary shares from treasury	—	—	—	—	—	—	—	235,425	6,062	6,062	—	6,062
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(53,269)	(53,269)
Buy-out of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(598)	(598)
Other	—	—	—	—	1,039	—	—	—	—	1,039	—	1,039
BALANCE, DECEMBER 31, 2012	140,040,882	$1,400	—	$—	$1,035,115	$811,573	$(6,802)	(29,247,027)	$(768,430)	$1,072,856	$60,350	$1,133,206
Net (loss) income	—	—	—	—	—	(685,339)	—	—	—	(685,339)	52,925	(632,414)
Other comprehensive income	—	—	—	—	—	—	1,887	—	—	1,887	—	1,887
Compensation related to share-based awards	—	—	—	—	38,998	—	—	—	—	38,998	—	38,998
Forfeiture of restricted stock awards	(12,191)	—	—	—	—	—	—	—	—	—	—	—
Exercise of options	3,836,560	39	—	—	97,090	—	—	—	—	97,129	—	97,129
Tax benefits of share awards, net	—	—	—	—	4,265	—	—	—	—	4,265	—	4,265
Ordinary shares issued	547,823	5	—	—	263	—	—	—	—	268	—	268
Tax withholding for restricted shares	—	—	—	—	(9,781)	—	—	—	—	(9,781)	—	(9,781)
Issuance of ordinary shares from treasury	—	—	—	—	—	—	—	188,346	5,310	5,310	—	5,310
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(52,711)	(52,711)
Buy-out of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(1,366)	(1,366)
Other	—	—	—	—	425	—	—	—	—	425	—	425
BALANCE, DECEMBER 31, 2013	144,413,074	$1,444	—	$—	$1,166,375	$126,234	$(4,915)	(29,058,681)	$(763,120)	$526,018	$59,198	$585,216

	Endo International plc Shareholders
	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock		Total Endo International plc Shareholders’ Equity	Noncontrolling Interests (NOTE 3)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount				Number of Shares	Amount
Net (loss) income	—	—	—	—	—	(721,319)	—	—	—	(721,319)	3,135	(718,184)
Other comprehensive loss	—	—	—	—	—	—	(119,173)	—	—	(119,173)	(3,298)	(122,471)
Compensation related to share-based awards	—	—	—	—	32,671	—	—	—	—	32,671	—	32,671
Forfeiture of restricted stock awards	(3,298)	—	—	—	—	—	—	—	—	—	—	—
Exercise of options	1,528,295	4	—	—	41,388	—	—	—	—	41,392	—	41,392
Tax benefits of share awards, net	—	—	—	—	33,531	—	—	—	—	33,531	—	33,531
Ordinary shares issued	36,235,228	17	—	—	2,844,349	—	—	—	—	2,844,366	—	2,844,366
Euro deferred shares issued	—	—	4,000,000	55	—	—	—	—	—	55	—	55
Tax withholding for restricted shares	—	—	—	—	(25,081)	—	—	—	—	(25,081)	—	(25,081)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,291)	(5,291)
Buy-out of noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Addition of Paladin noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	38,800	38,800
Removal of HealthTronics, Inc. noncontrolling interests due to disposition	—	—	—	—	—	—	—	—	—	—	(57,359)	(57,359)
Result of contribution of Endo Health Solutions Inc. to Endo International plc	(29,058,681)	(1,450)	—	—	(761,670)	—	—	29,058,681	763,120	—	—	—
Repurchase of convertible senior subordinated notes due 2015	798,367	—	—	—	(309,829)	—	—	—	—	(309,829)	—	(309,829)
Settlement of common stock warrants	—	—	—	—	(284,454)	—	—	—	—	(284,454)	—	(284,454)
Settlement of the hedge on convertible senior subordinated notes due 2015	—	—	—	—	356,265	—	—	—	—	356,265	—	356,265
Other	—	—	—	(7)	322	—	—	—	—	315	—	315
BALANCE, DECEMBER 31, 2014	153,912,985	$15	4,000,000	$48	$3,093,867	$(595,085)	$(124,088)	—	$—	$2,374,757	$33,456	$2,408,213
See Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Consolidated net loss	$(718,184)	$(632,414)	$(688,021)
Adjustments to reconcile consolidated net loss to Net cash provided by operating activities:
Depreciation and amortization	331,651	255,663	285,524
Inventory step-up	65,582	—	880
Share-based compensation	32,671	38,998	59,395
Amortization of debt issuance costs and premium / discount	29,086	36,264	36,699
Provision for bad debts	165	3,495	3,402
Deferred income taxes	(275,123)	(155,727)	(193,960)
Net loss on disposal of property, plant and equipment	2,626	2,571	50
Loss on extinguishment of debt	31,817	11,312	7,215
Asset impairment charges	22,542	680,198	768,467
Gain on sale of business and other assets	(8,780)	(2,665)	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(341,404)	(80,195)	40,395
Inventories	42,346	(29,286)	(96,318)
Prepaid and other assets	51,895	(22,509)	18,942
Accounts payable	(96,361)	(159,532)	142,609
Accrued expenses	1,549,749	(167,107)	424,340
Other liabilities	(302,251)	487,625	(809)
Income taxes payable/receivable	(80,251)	31,826	(74,931)
Net cash provided by operating activities	$337,776	$298,517	$733,879
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(80,425)	(96,483)	(99,818)
Proceeds from sale of property, plant and equipment	174	1,857	1,426
Acquisitions, net of cash acquired	(1,086,510)	(3,645)	(3,175)
Proceeds from sale of marketable securities and investments	87,233	—	18,800
Proceeds from notes receivable	32,659	—	—
Increase in notes receivable	(35,400)	—	—
Patent acquisition costs and license fees	(5,000)	(12,000)	(5,700)
Proceeds from sale of business, net	54,521	8,150	—
Proceeds from / (payments to) settlement escrow	11,518	(11,518)	—
Increase in restricted cash and cash equivalents	(633,173)	(770,000)	—
Decrease in restricted cash and cash equivalents	869,936	—	—
Other investing activities	12,614	—	—
Net cash used in investing activities	$(771,853)	$(883,639)	$(88,467)

	2014	2013	2012
FINANCING ACTIVITIES:
Proceeds from issuance of notes	750,000	700,000	—
Proceeds from issuance of term loans	1,525,000	—	—
Principal payments on term loans	(1,430,144)	(152,032)	(362,075)
Principal payments on other indebtedness, net	(7,588)	(3,447)	(1,824)
Repurchase of convertible senior subordinated notes due 2015	(587,803)	—	—
Payments to settle ordinary share warrants	(284,454)	—	—
Proceeds from the settlement of the hedge on convertible senior subordinated notes due 2015	356,265	—	—
Deferred financing fees	(62,715)	(10,475)	—
Payment for contingent consideration	—	(5,000)	—
Tax benefits of share awards	35,188	12,017	4,949
Payments of tax withholding for restricted shares	(25,081)	(9,781)	—
Exercise of options	41,392	97,129	19,358
Payments related to the issuance of ordinary shares	(4,800)	—	(256,000)
Issuance of ordinary shares related to the employee stock purchase plan	4,617	5,310	6,062
Cash distributions to noncontrolling interests	(5,291)	(52,711)	(53,269)
Cash buy-out of noncontrolling interests	(1,729)	(1,485)	(2,748)
Net cash provided by (used in) financing activities	$302,857	$579,525	$(645,547)
Effect of foreign exchange rate	(4,037)	1,692	431
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(135,257)	$(3,905)	$296
LESS: NET DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	(17,413)	(813)	(2,749)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$(117,844)	$(3,092)	$3,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	526,597	529,689	526,644
CASH AND CASH EQUIVALENTS, END OF PERIOD	$408,753	$526,597	$529,689
SUPPLEMENTAL INFORMATION:
Cash paid for interest	159,492	128,452	152,097
Cash paid for income taxes	36,356	70,160	192,647
Cash paid into Qualified Settlement Funds for mesh legal settlements	585,165	54,500	—
Cash paid out of Qualified Settlement Funds for mesh legal settlements	111,454	42,982	—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$4,784	$497	$1,373
Purchase of property, plant and equipment financed by direct financing arrangement	$—	$—	$57,008
Accrual for purchases of property, plant and equipment	$11,397	$8,351	$12,237
Acquisition financed by ordinary shares	$2,844,279	$—	$—
Repurchase of convertible senior subordinated notes due 2015 financed by ordinary shares	$55,229	$—	$—
See Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
NOTE 1. DESCRIPTION OF BUSINESS
The accompanying Consolidated Financial Statements of Endo International plc have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). In prior periods, our Consolidated Financial Statements presented the accounts of Endo Health Solutions Inc., was incorporated under the laws of the State of Delaware on November 18, 1997, and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions further described elsewhere in our Consolidated Financial Statements. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which EHSI’s shares previously traded, and on the Toronto Stock Exchange under the symbol “ENL”. References throughout to “ordinary shares” refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc’s ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions. In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of $0.01 each at par.
References throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
Endo International plc is an Ireland-domiciled, global specialty healthcare company focused on branded and generic pharmaceuticals and devices. Our goal is to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of branded and generic drugs and medical devices to meet patients’ needs.
On February 3, 2014, we acquired Boca Pharmacal LLC (Boca), a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions. On May 19, 2014, we acquired worldwide rights to Sumavel® DosePro® (Sumavel) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. On July 24, 2014, the Company, together with its Endo Netherlands B.V. subsidiary (Endo Dutch B.V.), purchased the entirety of the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, Mexico. On August 6, 2014, our Generics International (US), Inc. subsidiary acquired DAVA Pharmaceuticals, Inc. (DAVA), a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey. On December 9, 2014, we acquired the rights to Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism, from Trimel BioPharma SRL, a wholly-owned subsidiary of Trimel Pharmaceuticals Corporation.
We previously divested two operating divisions of HealthTronics, its image guided radiation therapy (IGRT) in 2011 and it’s anatomical pathology laboratory business in the third quarter of 2013. On December 28, 2013 our Board of Directors approved a plan to sell the remainder of the HealthTronics business, in its entirety. On February 3, 2014, we completed the sale of HealthTronics.
The assets and liabilities of the HealthTronics business are classified as held for sale in the Consolidated Balance Sheets for the year ended December 31, 2013. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation—The Consolidated Financial Statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company owns majority controlling interests in certain entities. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations where HealthTronics, Inc., as the general partner or managing member, exercised effective control. In accordance with the accounting consolidation principles, we consolidate various entities which neither we nor our subsidiaries own 100%. For additional information relating to the sale of HealthTronics, see Note 3. Discontinued Operations.
Use of Estimates—The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances. Significant estimates and assumptions are also required when determining the fair value of certain financial instruments, the valuation of long-lived and indefinite-lived assets, income taxes, contingencies and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.
We regularly evaluate our estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturn, can increase the uncertainty already inherent in our estimates and assumptions. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our Consolidated Financial Statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, litigation, legislation and regulations.
Customer, Product and Supplier Concentration—We primarily sell our products directly to a limited number of large pharmacy chains and through a limited number of wholesale drug distributors who, in turn, supply products to pharmacies, hospitals, governmental agencies and physicians. Total revenues from customers who accounted for 10% or more of our total consolidated revenues during the years ended December 31 are as follows:

	2014	2013	2012
Cardinal Health, Inc.	17%	21%	25%
McKesson Corporation	26%	26%	26%
AmerisourceBergen Corporation	14%	15%	12%
Revenues from these customers are included within our U.S. Branded Pharmaceuticals, U.S. Generic Pharmaceuticals and International Pharmaceuticals segments.
The Company derives a majority of its total revenues from a limited number of products. Products that accounted for 10% or more of our total revenues during the years ended December 31 were as follows:

	2014	2013	2012
Lidoderm®	5%	23%	34%
Opana® ER	7%	9%	11%
We have agreements with Novartis Consumer Health, Inc., Novartis AG, Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH and Sharp Corporation for the manufacture and supply of a substantial portion of our existing pharmaceutical products. Additionally, we utilize UPS Supply Chain Solutions, Inc. for certain customer service support, warehouse and distribution services. See Note 14. Commitments and Contingencies for further information.
Revenue Recognition—
Pharmaceutical Products
Our net pharmaceutical product sales consist of revenues from sales of our pharmaceutical products, less estimates for chargebacks, rebates, sales incentives and allowances, certain royalties, distribution service fees, returns and allowances as well as fees for services (collectively, revenue reserves which are classified as accrued expenses). Net pharmaceutical product sales also include sales of certain medical devices from our International Pharmaceuticals segment. We recognize revenue for product sales when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated provisions for revenue reserves are reasonably determinable, and when collectability is reasonably assured. Revenue from the launch of a new or significantly unique product, for which we are unable to develop the requisite historical data on which to base estimates of returns and allowances due to the uniqueness of the therapeutic area or delivery technology as compared to other products in our portfolio and in the industry, may be deferred until such time that an estimate can be determined, all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained prior to and during the period following launch.

Devices
A portion of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the period the related revenue is recognized.
We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
Our AMS customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns.
Other
Product royalties received from third party collaboration partners and licensees of our products and patents are recorded as other revenues. Royalties are recognized as earned in accordance with the contract terms when royalties from third parties can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.
Services
Until it was sold on February 3, 2014, our HealthTronics business’ fees for urology and pathology services were recorded when the procedure was performed and were based on contracted rates. Management fees from our HealthTronics, Inc. limited partnerships were recorded monthly when earned. The operating results of this business segment are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
Sales Deductions—When we recognize net sales from the sale of our pharmaceutical products, we record an adjustment to revenue for estimated revenue reserves. These provisions are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.
Research and Development—Expenditures for research and development are expensed as incurred. In addition to upfront and milestone payments, total R&D expenses include the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, as well as clinical trials, medical support of marketed products, other payments under third-party collaborations and contracts and other costs. R&D spending also includes enterprise-wide costs which support our overall R&D infrastructure. Property, plant and equipment that are acquired or constructed for research and development activities and that have alternate future uses are capitalized and depreciated over their estimated useful lives on a straight-line basis. Upfront and milestone payments made to third parties in connection with agreements with third parties are generally expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are generally capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in Other intangibles, net in the Consolidated Balance Sheets.
Cash and Cash Equivalents—The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.
Restricted Cash and Cash Equivalents—Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted cash and cash equivalents in the Consolidated Balance Sheets. At December 31, 2014, restricted cash and cash equivalents totaled $530.9 million, of which $485.2 million is held in Qualified Settlement Funds for mesh product liability settlement agreements and $40.2 million is held in an escrow account, primarily for the purpose of guaranteeing amounts required to be paid to Litha Healthcare Group Limited’s (Litha) security holders in connection with acquisition of Litha’s remaining outstanding issued share capital. The restricted cash related to Qualified Settlement Funds are for payments related to the Company’s vaginal mesh liability. See Note 14. Commitments and Contingencies for further information relating to the vaginal mesh liability. At December 31, 2013, restricted cash and cash equivalents consisted of $700.0 million from the proceeds of the issuance of the New 2022 Notes and $70.0 million of additional cash. At December 31, 2013, the proceeds of the issuance of the New 2022 Notes and the additional $70.0 million were restricted and held in escrow and could not be utilized by the Company until the Paladin transaction closed.
Marketable Securities—The Company has equity securities, which consist of investments in the stock of publicly traded companies. For additional information see Note 7. Fair Value Measurements.
Accounts Receivable—Accounts receivable are stated at their net realizable value. The allowance against gross accounts receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable debt securities and accounts receivable. We invest our excess cash in high-quality, liquid money market instruments maintained by major U.S. banks and financial institutions. We have not experienced any losses on our cash equivalents.
We perform ongoing credit evaluations of our customers and generally do not require collateral. We have no history of significant losses from uncollectible accounts. Approximately 69% and 66% of our trade accounts receivable balance represent amounts due from three customers at December 31, 2014 and 2013, respectively.
We do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not experience any adverse impact from credit risk in the future.
Inventories—Inventories consist of finished goods held for distribution, raw materials and work-in-process. Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We write-down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is recorded in Other Assets in the Consolidated Balance Sheets.
Property, plant and equipment—Property, plant and equipment is stated at cost less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction is in progress. Depreciation is computed over the estimated useful life of the related assets on a straight-line basis. Leasehold improvements and capital lease assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of their respective leases. Depreciation is not recorded on assets held for sale. Gains and losses on disposals are included in Other (income) expense, net in the Consolidated Statements of Operations.
Depreciation is based on the following estimated useful lives, as of December 31, 2014:

Range of Useful Lives, from:
Buildings	8 years	to	45 years
Machinery and equipment	2 years	to	20 years
Leasehold improvements	2 years	to	9 years
Computer equipment and software	2 years	to	10 years
Assets under capital lease	Shorter of useful life or lease term
Furniture and fixtures	2 years	to	10 years
Computer Software—The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of material and services, and payroll costs for employees directly involved with the software development. Capitalized software costs are included in Property, plant and equipment, net in the Consolidated Balance Sheets and amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
Lease Accounting—The Company accounts for operating lease transactions by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date it gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.
Capital lease transactions are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in Property, plant and equipment, net in the Consolidated Balance Sheets and depreciated in a manner similar to other Property, plant and equipment.

Certain construction projects may be accounted for as direct financing arrangements, whereby the Company records, over the construction period, the full cost of the asset in Property, plant and equipment, net in the Consolidated Balance Sheets. A corresponding liability is also recorded, net of leasehold improvements paid for by the Company, and is amortized over the expected lease term through monthly rental payments using an effective interest method. Assets recorded under direct financing arrangements are depreciated over the lease term.
License Rights—The cost of licenses are either expensed immediately or, if capitalized, are stated at cost, less accumulated amortization and are amortized using the straight-line method over their estimated useful lives ranging from 3 years to 15 years, with a weighted average useful life of approximately 9 years. We determine amortization periods for licenses based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. Amortization expense is not recorded on assets held for sale.
Customer Relationships—Acquired customer relationships are recorded at fair value upon acquisition and are amortized using estimated useful lives ranging from 13 years to 17 years, with a weighted average useful life of approximately 16 years. We determine amortization periods for customer relationships based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the customer relationships, contractual terms and our plans regarding our future relations with our customers. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
Trade names—Acquired trade names are recorded at fair value upon acquisition and, if deemed to have definite lives, are amortized using estimated useful lives ranging from 12 years to 30 years, with a weighted average useful life of approximately 24 years. We determine amortization periods for trade names based on our assessment of various factors impacting estimated useful lives and cash flows from the acquired assets. Such factors include the strength of the trade name and our plans regarding the future use of the trade name. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
Developed Technology—Acquired developed technology is recorded at fair value upon acquisition and amortized using estimated useful lives ranging from 3 years to 20 years, with a weighted average useful life of approximately 14 years. We determine amortization periods for developed technology based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired assets. Such factors include the strength of the intellectual property protection of the product and various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the useful life of the asset and an acceleration of related amortization expense, which could cause our operating income, net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale. The value of these assets is subject to continuing scientific, medical and marketplace uncertainty.
Long-Lived Asset Impairment Testing—Long-lived assets, which include property, plant and equipment and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value. An impairment loss is recognized in net income in the period that the impairment occurs.
In-Process Research and Development Assets (IPR&D)—The fair value of IPR&D acquired in a business combination is determined based on the present value of each research project’s projected cash flows using an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and the life of each research project’s underlying patent. In determining the fair value of each research project, expected cash flows are adjusted for the technical and regulatory risk of completion.
IPR&D is initially capitalized and considered indefinite-lived intangible assets subject to annual impairment reviews. The reviews, which occur annually or more frequently upon the occurrence of certain events, requires the determination of the fair value of the respective intangible assets. If the fair value of the intangible assets is less than its carrying amount, an impairment loss is recognized for the difference. For those assets that reach commercialization, the assets are amortized over the expected useful lives.
Goodwill—Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis, as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model permits, and we utilize, a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our reporting units using an appropriate valuation methodology. If the net book value of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.
Contingencies—The Company is subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Contingent accruals are recorded with a corresponding charge to Litigation-related and other contingencies, net in the Consolidated Statements of Operations when the Company determines that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events. The Company records a receivable from its product liability insurance carriers only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable.
Convertible Senior Subordinated Notes—We accounted for the issuance of our 1.75% Convertible Senior Subordinated Notes due April 2015 (the Convertible Notes) in accordance with the guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion, which among other items, specifies that contracts issued or held by an entity that are both (1) indexed to the entities own ordinary shares and (2) classified in shareholders’ equity in its statement of financial position are not considered to be derivative financial instruments if the appropriate provisions are met. Accordingly, we have recorded the Convertible Notes as debt in the Consolidated Balance Sheets.
Convertible Notes Hedge & Warrants—Concurrent with the issuance of the Convertible Notes we entered into privately negotiated ordinary share call options with affiliates of the initial purchasers. In addition, we sold warrants to affiliates of certain of the initial purchasers. In addition to entering into the convertible note hedge transaction and the warrant transaction, we entered into a privately negotiated, accelerated share repurchase agreement with the same counterparty, as part of our broader share repurchase program described in Note 16. Shareholders' Equity. We accounted for the call options, warrants, and accelerated share repurchase agreement in accordance with the guidance regarding the accounting derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The call options, warrants, and accelerated share repurchase agreement meet the requirements to be accounted for as equity instruments. The cost of the call options and the proceeds related to the sale of the warrants are included in Additional paid-in capital in the Consolidated Balance Sheets.
Treasury Stock—Treasury stock consists of shares of Endo International plc that have been issued but subsequently reacquired. We account for treasury stock purchases under the cost method. In accordance with the cost method, we account for the entire cost of acquiring our ordinary shares as treasury stock, which is a contra equity account. When these shares are reissued, we use an average cost method for determining cost. Proceeds in excess of cost are then credited to Additional paid-in capital in the Consolidated Balance Sheets.
Advertising Costs—Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations and amounted to $34.6 million, $38.3 million and $41.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Cost of Revenues—Cost of revenues includes all costs directly related to bringing both purchased and manufactured products to their final selling destination. It includes purchasing and receiving costs, direct and indirect costs to manufacture products, including direct materials, direct labor, and direct overhead expenses necessary to acquire and convert purchased materials and supplies into finished goods. Cost of revenues also includes royalties paid or owed by Endo on certain in-licensed products, inspection costs, depreciation, amortization of intangible assets, warehousing costs, freight charges, costs to operate our equipment, and other shipping and handling activity.
Share-Based Compensation—The Company accounts for its share-based compensation plans in accordance with FASB Codification Topic 718, Stock Compensation. Accordingly, share-based compensation for employees and non-employee directors is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. Share-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.
Foreign Currency Translation—The financial statements for operations outside the U.S. are maintained primarily in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at year-end exchange rates, while elements of the Consolidated Statements of Operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive income (loss) in shareholders’ equity with the exception of inter-company balances not considered permanently invested which are included in Other

(income) expense, net in the Consolidated Statements of Operations. Gains and losses on foreign currency transactions are also included in Other (income) expense, net.
Income Taxes—Provisions for income taxes are calculated on reported pre-tax income based on current tax laws, statutory tax rates and available tax incentives and planning opportunities in various jurisdictions in which we operate. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
Comprehensive Income—Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s shareholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.
Segment Information— The Company operates in four reportable segments. These segments are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals, (3) Devices and (4) International Pharmaceuticals. A summary of our total revenues to external customers and adjusted income before income tax for each of our segments is found in Note 6. Segment Results.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within that reporting period. Early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated results of operations and financial position.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). This ASU states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company plans to adopt ASU 2014-15 in conjunction with the December 31,

2016 financial statements and will comply with the disclosure requirements of the standard in the Form 10-K for the period ended December 31, 2016.
NOTE 3. DISCONTINUED OPERATIONS
On December 28, 2013, the Board approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. As of December 31, 2014, we are entitled to receive additional cash payments of $4.7 million from the purchaser of HealthTronics. In addition, as of December 31, 2014, EHSI has rights to additional cash payments of up to $30.0 million based on the operating performance of HealthTronics through December 31, 2015, for total potential consideration of up to $119.7 million. The sale was completed on February 3, 2014. Additional cash payments, if any, will be recorded when earned.
As previously disclosed, prior to the sale, at September 30, 2013, the Company had determined that a sale of the HealthTronics business was more-likely-than-not to occur over the next twelve months. Accordingly, the Company initiated an interim goodwill impairment analysis of the HealthTronics reporting units’ goodwill balances as of September 30, 2013. The fair value of the Urology Services and HealthTronics Information Technology Solutions (HITS) reporting units were estimated using a number of factors including the fair value implied by the then ongoing sales process and previously prepared discounted cash flow analyses. As a result of this analysis, the Company determined that the net book value of both our Urology Services reporting unit and our HITS reporting unit exceeded their estimated fair value. The Company prepared a preliminary analysis to estimate the amount of an impairment charge as of September 30, 2013 and determined that an impairment was probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, the Company recorded a combined estimated goodwill impairment charge of $38.0 million during the three months ended September 30, 2013, representing the difference between the estimated implied fair value of the HealthTronics reporting units’ goodwill and their respective net book values. The Company finalized the impairment analysis in the fourth quarter of 2013 when it recorded charges of $118.9 million to write down the book value of the reporting units’ assets to fair value less costs to sell. Subsequently, during the year ended December 31, 2014, the Company has recorded a net gain of approximately $3.6 million, representing the carrying amount of the assets sold less the amount of the net proceeds, including the $4.7 million described above.
Until it was sold on February 3, 2014, the assets of this business, previously known as the HealthTronics segment, and related liabilities were classified as held for sale in the Consolidated Balance Sheet. Depreciation and amortization expense were not recorded on assets held for sale. The operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. Financial results are only related to disposed of or to-be-disposed of businesses.
The following table provides the operating results of Discontinued operations, net of tax for the three years ended December 31(in thousands):

	2014	2013	2012
Revenue	$14,443	$207,194	$211,627
Income (loss) from discontinued operations before income taxes	$6,434	$(119,690)	$(11,160)
Income taxes	757	(22,776)	(17,147)
Discontinued operations, net of tax	$5,677	$(96,914)	$5,987
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
NOTE 4. RESTRUCTURING
June 2013 Restructuring Initiative
On June 4, 2013, the Board approved certain strategic, operational and organizational steps for the Company and its subsidiaries to take to refocus its operations and enhance shareholder value. These actions were the result of a comprehensive assessment of the Company’s strengths and challenges, its cost structure and execution capabilities, and its most promising opportunities to drive future cash flow and earnings growth. The cost reduction initiatives included a reduction in headcount of approximately 15% worldwide, streamlining of general and administrative expenses, optimizing commercial spend and refocusing research and development efforts.
As a result of the June 2013 restructuring initiative, the Company incurred restructuring expenses of $2.1 million during the year ended December 31, 2014, consisting of $1.2 million of employee severance and other benefit-related costs and $0.9 million of other costs associated with the restructuring. During the year ended December 31, 2013, the Company incurred restructuring expenses of $56.3 million, consisting of $41.4 million of employee severance and other benefit-related costs, $12.0 million of other costs associated with the restructuring, mainly contract termination fees and $2.8 million of asset impairment charges. The Company does not anticipate there will be additional material pre-tax restructuring expenses related to this initiative. The majority of these restructuring costs, with the exception of the costs related to HealthTronics, are included in Selling, general and administrative expense in the Consolidated Statements of Operations. The operating results of HealthTronics are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.
A summary of expenses related to the June 2013 restructuring initiatives is included below by reportable segment and for corporate unallocated for the year ended December 31, 2013 (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
U.S. Branded Pharmaceuticals	$22,847	$2,849	$8,780	$34,476
U.S. Generic Pharmaceuticals	262	—	1,142	1,404
Devices	6,645	—	2,004	8,649
Discontinued operations (NOTE 3)	3,260	—	40	3,300
Corporate unallocated	8,421	—	—	8,421
Total	$41,435	$2,849	$11,966	$56,250
The liability related to the June 2013 restructuring initiative totaled $1.4 million and $12.3 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014 this liability is included in Accrued expenses in the Consolidated Balance Sheets and at December 31, 2013 approximately $10.9 million is included in Accrued expenses and approximately $1.4 million is included in Liabilities related to assets held for sale in the Consolidated Balance Sheets. Changes to this accrual during the years ended December 31, 2014 and December 31, 2013 were as follows, with the exception of non-cash impairment charges, which were excluded (in thousands):

	Employee Severance and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of December 31, 2012	$—	$—	$—
Expenses	41,435	11,966	53,401
Cash distributions	(34,056)	(6,076)	(40,132)
Other non-cash adjustments	—	(971)	(971)
Liability balance as of December 31, 2013	$7,379	$4,919	$12,298
Expenses	$1,224	$880	$2,104
Cash distributions	(7,320)	(4,453)	(11,773)
Other non-cash adjustments	—	(1,191)	(1,191)
Liability balance as of December 31, 2014	$1,283	$155	$1,438

Other Restructuring Initiatives
During the last three years, the Company and certain of its subsidiaries undertook certain other restructuring initiatives that were individually not material to the Company’s Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $21.2 million for the year ended December 31, 2014, which primarily consisted of employee severance and other benefit-related costs. The Company recorded charges related to these initiatives totaling $10.3 million during the year ended December 31, 2013, which primarily related to employee severance and other benefit-related costs, accelerated depreciation and asset impairment charges. Additionally, the Company recognized lease-exit costs of $7.8 million during the first quarter of 2013 upon the cease use dates of our Chadds Ford, Pennsylvania and Westbury, New York properties, consisting of our remaining obligations under the respective lease agreements. During the year ended December 31, 2012, the Company recorded $43.6 million related to these initiatives, primarily related to employee severance and other benefit-related costs. The majority of these costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations.
The liability related to these initiatives totaled $15.6 million and $16.1 million at December 31, 2014 and 2013, respectively. The majority of this liability is included in Accrued expenses in the Consolidated Balance Sheets. The change in the liability relates primarily to cash payments made during 2014, partially offset by the recognition of the expenses mentioned in the preceding paragraph.
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, the estimated fair values of the net assets acquired below are provisional as of December 31, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates.
Paladin Labs Inc. Acquisition
On February 28, 2014 (the Paladin Acquisition Date) EHSI acquired all of the shares of Paladin and a subsidiary of ours merged with and into EHSI, with EHSI surviving the merger. As a result of these transactions, the former shareholders of EHSI and Paladin became the shareholders of Endo International plc, a public limited company organized under the laws of Ireland, and both EHSI and Paladin became our indirect wholly-owned subsidiaries.
Under the terms of the transaction, former Paladin shareholders received 1.6331 shares of Endo International plc stock, or approximately 35.5 million shares, and C$1.16 in cash, for total consideration of $2.87 billion as of February 28, 2014. On the Paladin Acquisition Date, each then current EHSI shareholder received one ordinary share of Endo International plc for each share of EHSI common stock owned upon closing. Immediately following the closing of the transaction, former EHSI shareholders owned approximately 79% of Endo International plc, and former Paladin shareholders owned approximately 21%.
The acquisition consideration was as follows (in thousands of U.S. dollars, except for per share amounts):

Number of Paladin shares paid through the delivery of Endo International ordinary shares	20,765
Exchange ratio	1.6331
Number of ordinary shares of Endo International—as exchanged*	33,912
Endo International ordinary share price on February 28, 2014	$80.00
Fair value of ordinary shares of Endo International issued to Paladin Shareholders*		$2,712,956
Number of Paladin shares paid in cash	20,765
Per share cash consideration for Paladin shares (1)	$1.09
Cash distribution to Paladin shareholders*		22,647
Fair value of the vested portion of Paladin stock options outstanding—1.3 million at February 28, 2014 (2)		131,323
Total acquisition consideration		$2,866,926
__________

*	Amounts do not recalculate due to rounding.

(1)	Represents the cash consideration per the arrangement agreement of C$1.16 per Paladin share translated into U.S. dollars utilizing an exchange rate of $0.9402.

(2)
Represents the fair value of vested Paladin stock option awards attributed to pre-combination services that were outstanding on the Paladin Acquisition Date and settled on a cash-less exercise basis for Endo International plc shares.

Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring and in-licensing innovative pharmaceutical products for the Canadian and world markets. Paladin’s key products serve growing therapeutic areas including attention deficit hyperactivity disorder (ADHD), pain, urology and allergy. In addition to its Canadian operations, Paladin owns a controlling interest in Laboratorios Paladin de Mexico S.A. in Mexico and in publicly traded Litha Healthcare Group Limited (Litha) in South Africa.
Paladin’s stable and growing cash flows and strong Canadian franchise complement Endo’s existing portfolio and further diversify Endo’s pharmaceutical product mix and geographic reach. The Company believes the transaction will generate operational and tax synergies and will create a financial platform to facilitate organic growth with broader options for future strategic activity.
While the Paladin acquisition was primarily equity based, Endo also made changes to its existing debt structure to complete the transaction, as further described in Note 13. Debt.
The operating results of Paladin from and including February 28, 2014 are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. The Consolidated Balance Sheets as of December 31, 2014 reflect the acquisition of Paladin, effective February 28, 2014.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Paladin Acquisition Date (in thousands):

	February 28, 2014 (As initially reported)	Measurement period adjustments	February 28, 2014 (As adjusted)
Cash and cash equivalents	$113,571	$—	$113,571
Marketable securities	89,420	—	89,420
Accounts receivable	93,832	3,262	97,094
Inventories	62,095	1,498	63,593
Prepaid expenses and other current assets	32,605	9	32,614
Deferred income tax assets, current	11,719	1,423	13,142
Property, plant and equipment	7,299	4	7,303
Intangible assets	676,000	(1,752)	674,248
Other assets	56,289	1,255	57,544
Total identifiable assets	$1,142,830	$5,699	$1,148,529
Accounts payable and accrued expenses	$124,321	$7,099	$131,420
Income taxes payable	22,524	934	23,458
Deferred income taxes	160,620	(22,967)	137,653
Debt	23,826	—	23,826
Other liabilities	9,578	30,890	40,468
Total liabilities assumed	$340,869	$15,956	$356,825
Net identifiable assets acquired	$801,961	$(10,257)	$791,704
Noncontrolling interests	$(69,600)	$30,800	$(38,800)
Goodwill	2,134,565	(20,543)	2,114,022
Net assets acquired	$2,866,926	$—	$2,866,926
During the third quarter of 2014, the Company divested its Canadian rights to Oralair, an intangible asset acquired during the Paladin acquisition, for total proceeds of approximately $4.2 million. See Note 10. Goodwill and Other Intangibles for the impact of the sale on the gross intangible assets of the Company.
The estimated fair value of the Paladin assets acquired and liabilities assumed are provisional as of December 31, 2014 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to certain acquired equity and cost method investments, property, plant and equipment, intangible assets, contingent assets and liabilities, deferred income taxes and noncontrolling interests. Accordingly, the measurement of the Paladin assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The Company expects multiple reporting units to benefit, directly or indirectly, from the synergies arising from the Paladin acquisition. As a result, as of December 31, 2014, the Company has provisionally assigned the goodwill arising from the Paladin acquisition to multiple reporting units across each of its reportable segments. This assignment was based on the relative incremental benefit expected to be realized by each impacted reporting unit. The Company is continuing to assess the amount of goodwill assigned to each reporting unit and the underlying allocation methodology used to assign this goodwill. See Note 10. Goodwill and Other Intangibles for the preliminary allocation of Paladin-related goodwill by reportable segment.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization Period (in years)
Developed Technology:
Canada Base Prescription	$410.0	12
Canada OTC	50.0	11
Canada Other	74.2	11
Litha	70.0	12
Licenses not renewed	4.5	3
Total	$608.7
In Process Research & Development (IPR&D):
Serelaxin	$55.0	n/a
Other	10.5	n/a
Total	$65.5
Total other intangible assets	$674.2
The preliminary fair values of the developed technology and IPR&D assets were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates ranging from 9.5% to 15.5%, which were considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. This analysis is preliminary and is subject to further adjustment as additional information becomes available.
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
The Company recognized acquisition-related transaction costs associated with the Paladin acquisition during the year ended December 31, 2014 totaling $27.5 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Consolidated Statements of Operations.
The amounts of Paladin Revenue and Net income attributable to Endo International plc included in the Company’s Consolidated Statements of Operations from February 28, 2014 to December 31, 2014 are as follows (in thousands, except per share data):

Revenue	$224,806
Net income attributable to Endo International plc	$26,966
Basic net income per share	$0.18
Diluted net income per share	$0.18

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2013 for the years ended December 31, 2014 and 2013. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2013, nor are they indicative of any future results.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$2,920,188	$2,884,913
Net loss attributable to Endo International plc	$(727,961)	$(574,407)
Basic and diluted net loss per share	$(4.96)	$(5.07)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin acquisition assuming the Paladin acquisition had occurred January 1, 2013. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition which increased the expense by $8.2 million for the year ended December 31, 2013, and decreased the expense by $4.1 million for the year ended December 31, 2014. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, which increased the expense by $14.6 million for the year ended December 31, 2013. An adjustment to the amortization expense for the year ended December 31, 2014 increased the expense by $2.8 million.
The Company has determined that U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo shareholders’ exchange of EHSI common stock for Endo International plc ordinary shares in the merger (Endo Share Exchange). This determination was based on various factors, including the upward movement of the EHSI stock price following signing of the arrangement agreement and the aggregate estimated tax basis of the Endo shareholders in the EHSI common stock at the time of the Endo Share Exchange. Due to these factors the conditions necessary to prevent the application of Section 367(a) to the merger were not satisfied, and, as a result, the Endo Share Exchange are a taxable transaction for U.S. federal income tax purposes effective February 28, 2014 whereby U.S. shareholders of Endo will generally recognize gain (but not loss) on the Endo Share Exchange. With respect to each U.S. shareholder, such gain will generally equal the excess of the fair market value of the Endo International plc ordinary shares received over such holder’s adjusted tax basis in the shares of EHSI common stock exchanged therefor. The Company accrued approximately $54.3 million of expense related to the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, substantially all of which was advanced in December 2014. This reimbursement was approved by shareholders at a special meeting to vote upon the Paladin transaction.
Boca Pharmacal LLC Acquisition
On February 3, 2014, the Company acquired Boca Pharmacal LLC (Boca) for approximately $236.6 million in cash. Boca is a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.
The preliminary fair values of the net identifiable assets acquired totaled approximately $212.3 million, resulting in goodwill of approximately $24.3 million, which was assigned to our U.S. Generic Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Boca acquisition includes approximately $140.9 million of identifiable intangible assets, including $112.3 million of developed technology to be amortized over an average life of approximately 11 years and $28.6 million of IPR&D.
The operating results of Boca from and including February 3, 2014 are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. The Consolidated Balance Sheets as of December 31, 2014 reflect the acquisition of Boca, effective February 3, 2014.
Pro forma results of operations have not been presented because the effect of the Boca acquisition was not material.
Sumavel® DosePro®
On May 19, 2014, the Company’s Endo Pharmaceuticals Inc. (EPI) subsidiary acquired the worldwide rights to Sumavel® DosePro® (Sumavel) for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature.
EPI acquired the product for consideration of $93.8 million, consisting of an upfront payment of $89.7 million and contingent cash consideration with an acquisition-date fair value of $4.1 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration. In addition, the Company provided Zogenix, Inc. with a $7.0 million non-interest bearing loan due 2023 for working capital needs and it assumed an existing third-party royalty obligation on net sales. Sumavel® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches.
The preliminary fair values of the net identifiable assets acquired totaled approximately $93.8 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Sumavel® acquisition includes approximately $90.0 million of identifiable developed technology intangible assets to be amortized over an average life of approximately 13 years.
The operating results of Sumavel® from and including May 19, 2014 are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. The Consolidated Balance Sheets as of December 31, 2014 reflect the acquisition of Sumavel, effective May 19, 2014.
Pro forma results of operations have not been presented because the effect of the Sumavel® acquisition was not material.
Grupo Farmacéutico Somar Acquisition
On July 24, 2014, the Company, together with its Endo Netherlands B.V. subsidiary (Endo Dutch B.V.), acquired the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $270.1 million in cash consideration, subject to a customary post-closing net working capital adjustment. Somar generated revenues of approximately $100.0 million in 2013.
The preliminary fair values of the net identifiable assets acquired totaled approximately $184.4 million, resulting in goodwill of approximately $85.7 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Somar acquisition includes approximately $169.3 million of identifiable intangible assets, including $149.3 million to be amortized over an average life of approximately 12 years and $20.0 million of IPR&D.
The operating results of Somar from and including July 24, 2014 are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. The Consolidated Balance Sheets as of December 31, 2014 reflect the acquisition of Somar, effective July 24, 2014.
Pro forma results of operations have not been presented because the effect of the Somar acquisition was not material.
DAVA Pharmaceuticals, Inc. Acquisition
On August 6, 2014 (the DAVA Acquisition Date), the Company’s Generics International (US), Inc. acquired DAVA Pharmaceuticals, Inc. (DAVA), a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey, for consideration of $595.3 million. The consideration consisted of cash consideration of $590.2 million, subject to a customary post-closing net working capital adjustment, and contingent cash consideration with an acquisition-date fair value of $5.1 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration. DAVA’s strategically-focused generics portfolio includes thirteen on-market products in a variety of therapeutic categories.
The operating results of DAVA from and including August 6, 2014 are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. The Consolidated Balance Sheets as of December 31, 2014 reflect the acquisition of DAVA, effective August 6, 2014.
Pro forma results of operations have not been presented because the effect of the DAVA acquisition was not material.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the DAVA Acquisition Date (in thousands):

	August 6, 2014 (As initially reported)	Measurement period adjustments	August 6, 2014 (As adjusted)
Cash and cash equivalents	$533	$—	$533
Accounts receivable	15,842	2,246	18,088
Inventories	120,626	(47,400)	73,226
Prepaid expenses and other current assets	2,672	—	2,672
Property, plant and equipment	2,659	—	2,659
Intangible assets	439,623	75,277	514,900
Other assets	21,029	—	21,029
Total identifiable assets	$602,984	$30,123	$633,107
Accounts payable and accrued expenses	$17,585	$6,892	$24,477
Deferred income taxes	195,915	10,357	206,272
Other liabilities	21,139	—	21,139
Total liabilities assumed	$234,639	$17,249	$251,888
Net identifiable assets acquired	$368,345	$12,874	$381,219
Goodwill	226,683	(12,574)	214,109
Net assets acquired	$595,028	$300	$595,328
The preliminary fair values of the net identifiable assets acquired totaled approximately $381.2 million, resulting in goodwill of approximately $214.1 million, which was assigned to our U.S. Generic Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the DAVA acquisition includes approximately $514.9 million of identifiable intangible assets, including $455.3 million of developed technology to be amortized over an average life of approximately 12 years and $59.6 million of IPR&D.
Natesto™
On December 9, 2014, the Company’s EPI subsidiary acquired the rights to Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism, from Trimel BioPharma SRL, a wholly-owned subsidiary of Trimel Pharmaceuticals Corporation. Endo will collaborate with Trimel on all regulatory and clinical development activities regarding Natesto™, which was approved by the U.S. Food and Drug Administration (FDA) in May of 2014. Endo intends to launch the product through its Endo Pharmaceuticals Inc. (EPI) subsidiary in early 2015. The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature.
EPI acquired the product for consideration of $61.0 million, consisting of an upfront payment of $25.0 million, prepaid inventory of $5.0 million and contingent cash consideration with an acquisition-date fair value of $31.0 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration.
The preliminary fair values of the net identifiable assets acquired totaled approximately $61.0 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Natesto™ acquisition includes approximately $56.0 million of developed technology to be amortized over 10 years.
The results of Natesto™ from and including December 9, 2014 are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. The Consolidated Balance Sheets as of December 31, 2014 reflect the acquisition of Natesto™, effective December 9, 2014.
Pro forma results of operations have not been presented because the effect of the Natesto™ acquisition was not material.
NOTE 6. SEGMENT RESULTS
Concurrent with the February 28, 2014 acquisition of Paladin, the Company changed the names of its reportable segments. This change to our segments had no impact on the Company’s Consolidated Financial Statements for all periods presented. In addition, the International Pharmaceuticals segment was added, which is comprised of the operations of the acquired Paladin and Somar businesses.

The four reportable business segments in which the Company now operates are: (1) U.S. Branded Pharmaceuticals (2) U.S. Generic Pharmaceuticals, (3) Devices and (4) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as loss from continuing operations before income tax before certain upfront and milestone payments to partners, acquisition-related and integration items, cost reduction and integration-related initiatives, asset impairment charges, amortization of intangible assets related to marketed products and customer relationships, inventory step-up recorded as part of our acquisitions, non-cash interest expense, litigation-related and other contingent matters and certain other items that the Company believes do not reflect its core operating performance.
Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated”. The Company’s consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segment less these unallocated corporate costs.
U.S. Branded Pharmaceuticals
Our U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Frova®, Fortesta® Gel, Supprelin® LA, Valstar®, Vantas®, Sumavel® DosePro®, Aveed® and Natesto™.
U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment consists of products primarily focused in pain management through a differentiated portfolio of controlled substances and liquids that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and hypertension markets, among others. Additionally, in May 2014, we launched an authorized generic lidocaine patch 5% (referred to as Lidoderm® authorized generic).
Devices
Our Devices segment focuses on providing technology solutions to physicians treating men’s and women’s pelvic health conditions and operates in the following business lines: men’s health, women’s health, and benign prostatic hyperplasia (BPH or prostate health) therapy. AMS distributes devices through its direct sales force and independent sales representatives in the U.S., Canada, Australia and Western Europe. Additionally, we distribute devices through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. None of our customers or distributors accounted for 10% or more of our total revenues during the years ended December 31, 2014 and 2013. Foreign subsidiary sales are predominantly to customers in Canada, Australia and Western Europe.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products and certain medical devices for the Canadian, Mexican, South African and world markets, which we acquired from Paladin and Somar. Paladin’s key products serve growing therapeutic areas including ADHD, pain, urology and allergy. Somar develops, manufactures, and markets high-quality generic, branded generic and over-the-counter products across key market segments including dermatology and anti-infectives.

The following represents selected information for the Company’s reportable segments for the years ended December 31 (in thousands):

	2014	2013	2012
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$969,437	$1,394,015	$1,677,984
U.S. Generic Pharmaceuticals	1,140,821	730,666	633,265
Devices (1)	496,505	492,226	504,487
International Pharmaceuticals (2)	270,425	—	—
Total net revenues to external customers	$2,877,188	$2,616,907	$2,815,736

Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$529,507	$783,927	$906,839
U.S. Generic Pharmaceuticals	464,029	193,643	171,418
Devices	154,391	144,792	119,852
International Pharmaceuticals	80,683	—	—
__________

(1)	The following table displays our Devices segment revenue by geography for the years ended December 31 (in thousands):

	2014	2013	2012
Devices:
United States	$319,458	$315,054	$330,087
International	177,047	177,172	174,400
Total Devices revenues	$496,505	$492,226	$504,487

(2)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
There were no material revenues from external customers attributed to an individual foreign country during the years ended December 31, 2014, 2013 or 2012. There were no material tangible long-lived assets attributed to an individual foreign country as of December 31, 2014 or 2013.

The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the years ended December 31 (in thousands):

	2014	2013	2012
Total segment adjusted income from continuing operations before income tax:	$1,228,610	$1,122,362	$1,198,109
Corporate unallocated costs	(357,224)	(319,369)	(337,152)
Upfront and milestone payments to partners	(51,774)	(29,703)	(60,778)
Asset impairment charges	(22,542)	(519,011)	(715,551)
Acquisition-related and integration items (1)	(85,534)	(7,952)	(19,413)
Separation benefits and other cost reduction initiatives (2)	(29,525)	(100,253)	(42,913)
Excise tax (3)	(54,300)	—	—
Amortization of intangible assets	(280,597)	(185,334)	(220,320)
Inventory step-up	(65,582)	—	(880)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(12,192)	(22,742)	(20,762)
Loss on extinguishment of debt	(31,817)	(11,312)	(7,215)
Watson litigation settlement income, net	—	50,400	—
Accrual for payment to Impax Laboratories Inc. related to sales of Opana® ER	—	—	(102,000)
Patent litigation settlement items, net	—	—	(85,123)
Certain litigation-related charges, net (4)	(1,346,444)	(537,701)	(316,425)
Charge related to the non-recoverability of certain non-trade receivables	(10,000)	—	—
Net gain on sale of certain early-stage drug discovery and development assets	5,200	—	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	13,153	—	—
Charge for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014	(24,972)	—	—
Other, net	(161)	1,048	—
Total consolidated loss from continuing operations before income tax	$(1,125,701)	$(559,567)	$(730,423)
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration and the costs of integration activities related to both current and prior period acquisitions.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $18.0 million, $42.4 million and $39.5 million in 2014, 2013 and 2012, respectively. Contract termination fees of $5.8 million in 2013 are also included in this amount. Amounts in 2014 include costs associated with the sale of our HealthTronics business and other cost reduction initiatives. Additionally, the amount of separation benefits and other cost reduction initiatives in 2013 includes an expense recorded upon the cease use date of our Chadds Ford, Pennsylvania and Westbury, New York properties in the first quarter of 2013, representing the liability for our remaining obligations under the respective lease agreements of $7.2 million. These expenses were primarily recorded as Selling, general and administrative and Research and development expense in our Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

(4)
These amounts include charges for Litigation-related and other contingencies, net, consisting primarily of mesh-related product liability charges, as well as mesh litigation-related defense costs in 2014, 2013 and 2012.

The following represents additional selected financial information for our reportable segments for the years ended December 31 (in thousands):

	2014	2013	2012
Depreciation expense:
U.S. Branded Pharmaceuticals	$16,209	$19,828	$15,540
U.S. Generic Pharmaceuticals	16,751	13,354	12,343
Devices	8,389	10,215	10,667
International Pharmaceuticals	1,856	—	—
Corporate unallocated	7,849	8,354	5,033
Total depreciation expense	$51,054	$51,751	$43,583

	2014	2013	2012
Amortization expense:
U.S. Branded Pharmaceuticals	$78,889	$80,223	$105,974
U.S. Generic Pharmaceuticals	95,042	43,924	41,524
Devices	61,886	61,788	73,422
International Pharmaceuticals	44,780	—	$—
Total amortization expense	$280,597	$185,935	$220,920
Interest income and expense are considered corporate items and included in Corporate unallocated. Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 7. FAIR VALUE MEASUREMENTS
Financial Instruments
The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.
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

Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined above. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013.
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
Loans Receivable
Our loans receivable at December 31, 2014 relate primarily to loans totaling $16.3 million to our joint venture owned through our Litha subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. The fair values of these loans were based on anticipated cash flows, which approximate the carrying amount, and were classified in Level 2 measurements in the fair value hierarchy. These loans are included in Other assets in our Consolidated Balance Sheet at December 31, 2014.
Equity and Cost Method Investments
We have various investments which we account for using the equity or cost method of accounting, including a $31.4 million joint venture investment in the Biologicals and Vaccines Institute of Southern Africa (Pty) Limited, owned through our Litha subsidiary, which is accounted for as an equity method investment. The fair value of the equity method and cost method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in Other assets in our Consolidated Balance Sheets at December 31, 2014 and December 31, 2013.
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
Voltaren® Gel Royalties due to Novartis
The initial fair value of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at December 31, 2014 and December 31, 2013 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of December 31, 2014 and December 31, 2013.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$279,327	$—	$—	$279,327
Equity securities	2,321	$—	—	2,321
Total	$281,648	$—	$—	$281,648
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$4,282	$4,282
Acquisition-related contingent consideration—long-term	—	—	41,723	41,723
Total	$—	$—	$46,005	$46,005

At December 31, 2014, money market funds include $124.4 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 14. Commitments and Contingencies for further discussion of our product liability cases.

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
At December 31, 2013, money market funds include $700.0 million from the proceeds of the issuance of the New 2022 Notes and $70.0 million of capitalization by EHSI. This cash was restricted until the Paladin transaction closed.
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), the Company acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals), which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to this agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $7.5 million after giving effect to the first quarter 2013 payment. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model (income approach). The resultant probability-weighted cash flows were then discounted using a discount rate of U.S. Prime plus 300 basis points. Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $5.2 million at December 31, 2014 and $4.7 million at December 31, 2013. The increase in the balance primarily relates to changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
During the second quarter of 2014, in connection with our acquisition of Sumavel®, we entered into an agreement to make contingent cash consideration payments to the former owner of Sumavel® of between zero and $20.0 million, based on certain factors relating primarily to the financial performance of Sumavel®. At the acquisition date, we estimated the fair value of this obligation to be $4.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Sumavel® Contingent Consideration was determined to be approximately $4.7 million at December 31, 2014. The increase in the balance primarily relates to changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
In connection with our acquisition of DAVA, we agreed to make cash consideration payments of up to $25.0 million contingent on the achievement of certain sales-based milestones. At the DAVA Acquisition date, we estimated the fair value of this obligation to be $5.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the DAVA® Contingent Consideration was determined to be approximately $5.1 million at December 31, 2014.
In connection with the acquisition of Natesto™, we entered into an agreement to make contingent cash consideration payments to the former owners of Natesto™ based on certain potential clinical and commercial milestones of up to $165.0 million as well as royalties based on a percentage of potential future sales of Natesto™. At the Natesto™ acquisition date, we estimated the fair value of this obligation to be $31.0 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Natesto™ Contingent Consideration was determined to be approximately $31.0 million at December 31, 2014.
Amounts recorded for the short-term and long-term portions of acquisition related contingent consideration are included in Accrued expenses and Other liabilities, respectively, in the Consolidated Balance Sheets.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Beginning of period	$4,747	$8,924
Amounts acquired	40,224	—
Amounts settled	—	(5,000)
Transfers (in) and/or out of Level 3	—	—
Changes in fair value recorded in earnings	1,034	823
End of period	$46,005	$4,747
The following is a summary of available-for-sale securities held by the Company at December 31, 2014 and December 31, 2013 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Money market funds	$279,327	$—	$—	$279,327
Total included in cash and cash equivalents	$154,959	$—	$—	$154,959
Total included in restricted cash and cash equivalents	$124,368	$—	$—	$124,368
Equity securities	$805	$10	$—	$815
Total other short-term available-for-sale securities	$805	$10	$—	$815
Equity securities	$1,766	$—	$(260)	$1,506
Long-term available-for-sale securities	$1,766	$—	$(260)	$1,506

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013
Money market funds	$843,390	$—	$—	$843,390
Total included in cash and cash equivalents	$73,390	$—	$—	$73,390
Total included in restricted cash and cash equivalents	$770,000	$—	$—	$770,000
Equity securities	$1,766	$1,213	$—	$2,979
Long-term available-for-sale securities	$1,766	$1,213	$—	$2,979

Nonrecurring Fair Value Measurements
The Company’s financial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Income (Expense) for the Year Ended December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain other intangible assets	$—	$—	$3,300	$(18,200)
Property, plant and equipment (See Note 9)	—	—	—	(4,342)
	$—	$—	$3,300	$(22,542)
Liabilities:
Minimum Voltaren® Gel royalties due to Novartis	$—	$—	$37,500	$—
Total	$—	$—	$37,500	$—
The Company’s financial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013 were as follows (in thousands):

	Fair Value Measurements at Measurement Date using:			Total Expense for the Year Ended December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
AMS goodwill	$—	$—	$806,523	$(481,000)
AMS IPR&D intangible assets	—	—	14,000	(12,000)
Qualitest IPR&D intangible assets	—	—	—	(17,000)
Epicept intangible asset	—	—	—	(1,500)
Property, plant and equipment (See Note 9)	—	—	—	(7,511)
Total	$—	$—	$820,523	$(519,011)
Liabilities:
Minimum Voltaren® Gel royalties due to Novartis	$—	$—	$21,451	$—
Total	$—	$—	$21,451	$—
See Note 10. Goodwill and Other Intangibles for a discussion of goodwill and intangible asset impairment charges.
The nonrecurring fair value measurements described above were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
NOTE 8. INVENTORIES
Inventories consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$132,227	$101,790
Work-in-process	50,589	51,100
Finished goods	289,399	221,549
Total	$472,215	$374,439

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	Land and Buildings	Machinery and Equipment	Leasehold Improve- ments	Computer Equipment and Software	Assets under Capital Lease	Furniture and Fixtures	Assets under Construc- tion	Total
	(In thousands)
Cost:
At January 1, 2014	$221,570	$99,492	$28,501	$88,368	$5,012	$9,930	$69,497	$522,370
Additions	19,012	9,836	993	42,605	4,784	179	10,659	88,068
Additions due to acquisitions	16,409	5,057	1,581	3,149	—	618	277	27,091
Disposals/transfers/impairments/other	—	(5,175)	(8,691)	(25,929)	(3,714)	(2,208)	(572)	(46,289)
Effect of currency translation	(2,070)	(686)	(435)	(129)	—	(244)	—	(3,564)
At December 31, 2014	$254,921	$108,524	$21,949	$108,064	$6,082	$8,275	$79,861	$587,676
Accumulated Depreciation:
At January 1, 2014	$(20,547)	$(38,389)	$(19,009)	$(60,818)	$(3,357)	$(5,157)	$(3,016)	$(150,293)
Additions	(14,655)	(14,368)	(1,717)	(16,525)	(1,697)	(2,092)	—	(51,054)
Disposals/transfers/impairments/other	—	6,052	8,257	22,159	3,234	2,025	—	41,727
Effect of currency translation	113	79	555	(141)	—	163	—	769
At December 31, 2014	$(35,089)	$(46,626)	$(11,914)	$(55,325)	$(1,820)	$(5,061)	$(3,016)	$(158,851)
Net Book Amount:
At December 31, 2014	$219,832	$61,898	$10,035	$52,739	$4,262	$3,214	$76,845	$428,825
At December 31, 2013	$201,023	$61,103	$9,492	$27,550	$1,655	$4,773	$66,481	$372,077
Depreciation expense, including expense related to assets under capital lease, was $51.1 million, $51.8 million and $43.6 million for the year ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges totaling $4.3 million, $7.5 million and $5.7 million, respectively, to completely write off certain miscellaneous property, plant and equipment amounts that were taken out of service. These charges were related to our ongoing efforts to improve our operating efficiency and to consolidate certain locations, including our generics research and development operations and our corporate headquarters. These charges are included in the Asset impairment charges line item in our Consolidated Statement of Operations.
NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the year ended December 31, 2014 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	Devices	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2013:
Goodwill	$290,793	$275,201	$1,795,366	$—	$2,361,360
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$290,793	$275,201	$806,838	$—	$1,372,832
Goodwill acquired during the period	841,139	796,436	61,979	738,862	2,438,416
Effect of currency translation	—	—	(5,857)	(42,844)	(48,701)
Balance as of December 31, 2014:
Goodwill	1,131,932	1,071,637	1,851,488	696,018	4,751,075
Accumulated impairment losses	—	—	(988,528)	—	(988,528)
	$1,131,932	$1,071,637	$862,960	$696,018	$3,762,547

Other Intangible Assets
The following is a summary of other intangibles held by the Company at December 31, 2014 and December 31, 2013 (in thousands):

Cost basis:	Balance as of December 31, 2013	Acquisitions (1)	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of December 31, 2014
Indefinite-lived intangibles:
In-process research and development	$73,400	$173,700	$(5,900)	$(45,000)	$(5,602)	$190,598
Total indefinite-lived intangibles	$73,400	$173,700	$(5,900)	$(45,000)	$(5,602)	$190,598
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$587,127	$—	$—	$77,240	$—	$664,367
Customer relationships (weighted average life of 16 years)	158,258	—	—	—	(3,057)	155,201
Tradenames (weighted average life of 24 years)	77,000	1,500	—	—	(185)	78,315
Developed technology (weighted average life of 14 years)	1,720,428	1,470,172	(23,500)	5,812	(48,169)	3,124,743
Total definite-lived intangibles (weighted average life of 14 years)	$2,542,813	$1,471,672	$(23,500)	$83,052	$(51,411)	$4,022,626
Total other intangibles	$2,616,213	$1,645,372	$(29,400)	$38,052	$(57,013)	$4,213,224

Accumulated amortization:	Balance as of December 31, 2013	Amortization	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of December 31, 2014
Indefinite-lived intangibles:
In-process research and development	$—	$—	$—	$—	$—	$—
Total indefinite-lived intangibles	$—	$—	$—	$—	$—	$—
Definite-lived intangibles:
Licenses	$(357,439)	$(68,974)	$—	$—	$—	$(426,413)
Customer relationships	(25,574)	(10,032)	—	—	657	(34,949)
Tradenames	(9,934)	(3,678)	—	—	4	(13,608)
Developed technology	(350,340)	(197,913)	3,190	—	1,176	(543,887)
Total definite-lived intangibles	$(743,287)	$(280,597)	$3,190	$—	$1,837	$(1,018,857)
Total other intangibles	$(743,287)	$(280,597)	$3,190	$—	$1,837	$(1,018,857)
Net other intangibles	$1,872,926					$3,194,367
__________

(1)	Includes intangible assets acquired in connection with the acquisitions of Boca, Paladin, Sumavel® DosePro®, Somar, DAVA and Natesto™. See Note 5. Acquisitions for further information.

(2)
We assessed the value of certain other in-process research and development assets and determined that approximately $5.9 million was impaired. The $23.5 million impairment relates to the write-off of a definite-lived license intangible asset related to Opana® ER. See further information below under the caption “Impairments.”

(3)
On March 6, 2014, we announced that the FDA approved Aveed® for the treatment of hypogonadism in adult men. Upon approval, the Company reclassified the intangible asset, with a balance of $35.0 million, from IPR&D to Licenses. At this time, the Company also capitalized an additional milestone payment of $5.0 million related to the approval of Aveed®. See Note 11. License and Collaboration Agreements for further information. Pursuant to the Company’s Voltaren® Gel Agreement with Novartis, we renewed the agreement for an additional one-year period during 2014, and as a result, we capitalized an intangible asset valued at $37.5 million. See Note 11. License and Collaboration Agreements for further information. During the third quarter of 2014, certain IPR&D assets totaling $10.0 million were put into service. During the third quarter of 2014, the Company divested its Canadian rights to Oralair, an intangible asset acquired during the Paladin acquisition, for total proceeds of approximately $4.2 million.

Amortization expense for the years ended December 31, 2014, 2013 and 2012 totaled $280.6 million, $185.9 million and $220.9 million, respectively. Estimated amortization of intangibles for the five years subsequent to December 31, 2014 is as follows (in thousands):

2015	$315,172
2016	$264,749
2017	$255,673
2018	$255,407
2019	$240,118
Changes in the gross carrying amount of our other intangibles for the year ended December 31, 2014 were as follows (in thousands):

Gross Carrying Amount
December 31, 2013	$2,616,213
Aveed® approval milestone	5,000
Paladin acquisition	674,248
Boca acquisition	140,900
Sumavel acquisition	90,024
Somar acquisition	169,300
DAVA acquisition	514,900
Natesto™ acquisition	56,000
Intangible assets sold	(4,448)
Voltaren® Gel license extension	37,500
Opana® ER license write-off	(23,500)
Other in-process research and development asset impairment	(5,900)
Effect of currency translation	(57,013)
December 31, 2014	$4,213,224
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
Impairments
Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired.
The assets and liabilities of the HealthTronics business are classified as held for sale in the Consolidated Balance Sheets as of December 31, 2013. The operating results of this business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, and for a discussion of significant asset impairment charges related to the sale of this business, see Note 3. Discontinued Operations.
Endo has historically concluded that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each reporting unit’s fair value for goodwill impairment testing and each asset’s fair value for indefinite-lived intangible asset impairment testing. This conclusion was based upon market conditions, and, in some cases, a lack of comparable market transactions for similar assets. In connection with our October 1, 2014 annual goodwill and indefinite-lived intangible assets impairment test, we utilized a similar valuation methodology, except for the testing of our AMS and Litha reporting units. For these reporting units, we relied primarily on a market approach but also tested their respective fair values using a discounted cash flow model.

We determined that a market approach was appropriate as the primary valuation methodology for our AMS reporting unit based on bids related to expressions of interest from third parties for our AMS business, which began during the third quarter of 2014. Our Litha reporting unit represents our ownership stake in Litha, a company traded publicly on the Johannesburg Stock Exchange. For this reporting unit, our conclusion to use a market approach was based on the availability of fair value information resulting from the value implied by our buy-out of the remaining noncontrolling interest of Litha, which was approved by Litha shareholders on December 18, 2014. This transaction is further described in Note 23. Subsequent Events.
Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. Where an income approach was utilized, the discount rates applied to the estimated cash flows for our October 1, 2014, 2013 and 2012 annual goodwill and indefinite-lived intangible assets impairment test ranged from 8.5% to 15.5%, from 9.5% to 14.5% and from 9.5% to 10.0%, respectively, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.
In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to Endo’s market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair values over the market capitalization) or an implied control discount (the excess sum of total invested capital over the sum of the reporting unit’s fair values). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price, we reevaluate the fair value estimates of the reporting units by adjusting discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company’s reporting units. The results of our 2014 Step I analyses showed the fair values of each of our reporting units exceeded their respective carrying amounts.
Results of 2013 Annual Impairment Testing
The results of our 2013 Step I analyses showed that the fair values of the Pain, UEO and Generics reporting units exceeded their respective carrying amounts. The excess of fair value over carrying amount for the UEO and Generics reporting units as of October 1, 2013 was $904.7 million and $1.6 billion, respectively, which was more than 100% of each reporting unit’s carrying amount.
The Pain reporting unit had a negative book value as of October 1, 2013. Accordingly, we also considered other qualitative and quantitative factors to determine whether the goodwill associated with this reporting unit was more likely than not impaired. The factors we considered included market dynamics regarding the current product portfolio, the likelihood of technical, regulatory, and commercial success for certain pipeline products, and the estimated fair value of the Pain reporting unit’s intangible assets. Based on these considerations, the Company concluded it was more likely than not that the goodwill associated with this reporting unit was not impaired as of October 1, 2013.
The results of the 2013 Step I analysis for the AMS reporting unit showed that the fair values of that reporting unit was lower than its carrying amount, thus requiring a Step II analysis for the reporting unit. The declines in the fair value, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for the reporting unit. Accordingly, we recorded combined pre-tax non-cash goodwill impairment charges in the Consolidated Statements of Operations totaling $481.0 million in 2013.
Results of 2012 Annual Impairment Testing
The results of our 2012 Step I analyses showed that the fair values of the Pain, UEO and Generics reporting units exceeded their respective carrying amounts. The excess of fair value over carrying amount for each of these reporting units as of October 1, 2012 ranged from approximately 70% to more than 100% of carrying amount or $355.8 million to $1.5 billion, respectively.
The results of the analysis for the Urology Services reporting unit, which held $139.9 million of goodwill as of October 1, 2012, showed fair value that exceeded its carrying amount by 8% or $16.4 million.
The result of the 2012 Step I analysis for the AMS reporting unit showed that the fair value of that reporting unit was lower than its respective carrying amount, thus requiring a Step II analysis for the reporting unit. The decline in the fair value, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for the reporting unit. Accordingly, we recorded a pre-tax non-cash goodwill impairment charge in the Consolidated Statement of Operations totaling $507.5 million in 2012.
The results of the 2012 Step I analyses for the Anatomical Pathology Services and HITS reporting units showed that the fair values of those reporting units were lower than their respective carrying amounts, thus requiring a Step II analysis for each reporting unit. The declines in these fair values, as well as fair value changes for other assets and liabilities in the Step II goodwill impairment test, resulted in an implied fair value of goodwill below the carrying amount of the goodwill for these reporting units. Accordingly, we recorded combined pre-tax non-cash goodwill impairment charges in the Consolidated Statement of Operations totaling $49.9 million in 2012.
A summary of significant other intangible asset impairment charges by reportable segment for the three years ended December 31, 2014 is included below.
U.S. Branded Pharmaceuticals Segment
As part of the 2014 year-end financial close and reporting process, the Company concluded that an impairment assessment was required to evaluate the recoverability of a definite-lived license intangible asset related to Opana® ER. After performing these assessments, we recorded a pre-tax non-cash impairment charge of $12.3 million, representing the remaining carrying amount of this asset.
Pursuant to the Sanctura XR® Amended and Restated License, Commercialization and Supply Agreement with Allergan USA, Inc. (Allergan), the Company's Endo Pharmaceuticals Solutions Inc. (EPSI) subsidiary receives royalties based on net sales of Sanctura XR® made by Allergan. Following a lengthy patent litigation which began in 2009, the court ultimately found the patents covering Allergan’s Sanctura XR® (trospium chloride) extended-release capsules were invalid in June 2012. As part of our first quarter 2012 financial close and reporting process, the Company concluded that an impairment assessment was required to evaluate the recoverability of the indefinite-lived intangible asset. The Company assessed the recoverability of this asset and determined the fair value of the Sanctura XR® intangible asset to be $21.6 million at March 31, 2012. Accordingly, the Company recorded a pre-tax non-cash impairment charge of $40.0 million in March 2012, representing the difference between the carrying amount of the intangible asset and its estimated fair value at March 31, 2012.
In October 2012, Watson announced that it had received FDA approval for its generic version of Sanctura XR® and that it intended to begin shipping its product immediately. As a result, the Company reevaluated the recoverability of the asset and determined that an impairment existed. The fair value of the Sanctura XR® intangible asset was determined to be $5.0 million at September 30, 2012. Accordingly, the Company recorded an additional pre-tax non-cash impairment charge of $11.2 million in September 2012. The remaining net book value was amortized in its entirety by December 31, 2012, commensurate with the expected rate of erosion due to generic competition.
U.S. Generic Pharmaceuticals Segment
As part of our annual definite-lived intangible asset impairment review process for 2013, the Company determined that the fair values of certain Qualitest IPR&D assets were less than the respective carrying amounts. Accordingly, in the fourth quarter of 2013, we recorded a pre-tax non-cash impairment charge of $17.0 million representing the full carrying amount of the assets.
Devices Segment
As a result of the 2013 Step II analysis, we also determined that the carrying amounts of certain AMS IPR&D intangible assets were impaired. This determination was based primarily on lower than initially expected revenue and profitability levels over a sustained period of time and downward revisions to management’s short-term and long-term forecasts. Accordingly, we recorded pre-tax non-cash impairment charges of $12.0 million to impair the IPR&D assets, representing the difference between the fair values and the carrying amounts.
As a result of the 2012 Step II analysis, we also determined that the carrying amounts of the women's health developed technology intangible asset and one of the AMS IPR&D intangible assets were impaired. This determination was based primarily on lower than initially expected revenue and profitability levels over a sustained period of time and downward revisions to management's short-term and long-term forecasts for the AMS women's health product line. Accordingly, we recorded a pre-tax non-cash impairment charge of $128.5 million to impair the women's health developed technology intangible asset in its entirety.
NOTE 11. LICENSE AND COLLABORATION AGREEMENTS
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
On March 4, 2008, EPI entered into a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel received regulatory approval in October 2007 from the FDA, becoming the first topical prescription treatment for use in treating pain associated with osteoarthritis and the first new product approved in the U.S. for osteoarthritis since 2001. Voltaren® Gel was granted marketing exclusivity in the U.S. as a prescription medicine until October 2010.

Under the terms of the Voltaren® Gel Agreement, which had an initial term of five years, EPI made an upfront cash payment of $85.0 million. EPI agreed to pay royalties to Novartis on annual Net Sales of the Licensed Product, subject to certain thresholds as defined in the Voltaren® Gel Agreement. In addition, EPI agreed to make certain guaranteed minimum annual royalty payments of $30.0 million per year payable in the 4th and 5th year of the Voltaren® Gel Agreement, which could be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum royalties were creditable against royalty payments on an annual basis such that EPI’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year. Novartis is also eligible to receive a one-time milestone payment of $25.0 million if annual net sales of Voltaren® Gel exceed $300.0 million in the U.S. To date, annual net sales have not exceeded this threshold and, therefore, this milestone payment has not been paid.
The $85.0 million upfront payment and the present value of the guaranteed minimum royalties was initially capitalized as an intangible asset in the amount of $129.0 million, representing the fair value of the exclusive license to market Voltaren® Gel over the initial contract term. We amortized this intangible asset into Cost of revenues over an estimated five-year useful life. Due to Novartis’s failure to supply Voltaren® Gel during the first quarter of 2012 resulting from the shutdown of its Lincoln, Nebraska manufacturing facility, EPI was not obligated to make any first quarter 2012 royalty payment, including the $7.5 million minimum royalty. Accordingly, during the first quarter of 2012, we recorded a reduction to the associated liability and a decrease in the intangible asset. Voltaren® Gel royalties incurred during the years ended December 31, 2014, 2013 and 2012 were $30.0 million, $30.0 million and $21.6 million, respectively, representing either a percentage of actual net sales of Voltaren® Gel or minimum royalties pursuant to the Voltaren® Gel Agreement.
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
During the fourth Voltaren® Gel Agreement Year beginning on July 1, 2011 and extending through June 30, 2012, EPI agreed to spend 13% of prior year sales or approximately $16.0 million on A&P Expenditures. During the fifth Voltaren® Gel Agreement Year beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. During the period beginning on July 1, 2014 and extending through June 30, 2015, EPI agreed to spend approximately $8.4 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel.
Amounts incurred for such A&P Expenditures were $5.5 million, $8.1 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The subsequent terms of the Voltaren® Gel Agreement expired on June 30, 2014, and June 30, 2015, respectively. In both December 2013 and 2014, pursuant to the provisions of the Voltaren® Gel Agreement which had provided EPI with an option to extend the term of the agreement for a one year term, the term was renewed for an additional one-year period. As a result, we capitalized, as an intangible asset, $21.5 million in 2013 and $37.5 million in 2014, representing the present value of guaranteed minimum royalties we expected or currently expect to pay to Novartis AG.
The Voltaren® Gel Agreement will remain in place unless either (i) EPI provides written notice of non-renewal to the other party at least six months prior to the expiration of the first renewal term or any renewal term thereafter, (ii) Novartis provides written notice of non-renewal to the other party at least six months prior to the expiration of the third renewal term or any renewal term thereafter, or (iii) the Voltaren® Gel Agreement is otherwise terminated in accordance with its terms. Upon extension, EPI is again obligated to make certain guaranteed minimum annual royalty payments of $30.0 million per year during each successive one-year renewal term, subject to certain limitations including the launch of a generic to the Licensed Product in the U.S. These guaranteed minimum annual royalty payments may be reduced under certain circumstances, including Novartis’s failure to supply the Licensed Product. These guaranteed minimum royalties will be creditable against royalty payments on an annual basis such that EPI’s obligation with respect to each year is to pay the greater of (i) royalties payable based on annual net sales of the Licensed Product or (ii) the guaranteed minimum royalty for such Voltaren® Gel Agreement year.
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
Vernalis Development Limited
In July 2004, we entered into a License Agreement with Vernalis Development Limited (Vernalis) under which Vernalis agreed to license, exclusively to us, rights to market frovatriptan succinate (Frova®) in North America (the Vernalis License Agreement). Frova® was launched June 2002 in the U.S. and indicated for the acute treatment of migraine headaches in adults. Under the terms of the Vernalis License Agreement, we paid Vernalis an upfront fee of $30.0 million and annual $15.0 million payments each in 2005 and 2006. We capitalized the $30.0 million up-front payment and the present value of the two $15.0 million anniversary payments. We are amortizing this intangible asset into Cost of revenues on a straight-line basis over its estimated life.
In addition, Vernalis could receive milestone payments for the achievement of defined annual net sales targets. These sales milestone payments increase based on increasing net sales targets ranging from a milestone of $10.0 million on $200.0 million in net sales to a milestone of $75.0 million on $1.2 billion in net sales. These sales milestones could total up to $255.0 million if all of the defined net sales targets are achieved. Beginning on January 1, 2007, we began paying royalties to Vernalis based on the net sales of Frova®. The term of the license agreement is for the shorter of the time (i) that there are valid claims on the Vernalis patents covering Frova® or there is market exclusivity granted by a regulatory authority, whichever is longer, or (ii) until the date on which a generic version of Frova® is first offered, but in no event longer than 20 years. We can terminate the license agreement under certain circumstances, including upon one years’ written notice. In July 2007, Vernalis and Endo entered into an Amendment (Amendment No. 3) to the License Agreement dated July 14, 2004. Under Amendment No. 3, Vernalis granted an exclusive license to Endo to make, have made, use, commercialize and have commercialized Frova® in Canada, under the Canadian Trademark.
In February 2008, we entered into Amendment No. 4 to the Vernalis License Agreement (Amendment No. 4). In addition to amending certain specific terms and conditions of the License Agreement, Amendment No. 4 sets forth an annual minimum net sales threshold such that no royalties will be due on annual U.S. net sales of Frova® less than $85.0 million. Prior to this amendment, royalties were payable by us to Vernalis on all net sales of Frova® in the U.S. Now, once the annual minimum net sales amount is reached, royalty payments will be due only on the portion of annual net sales that exceed the $85.0 million threshold. To date, annual net sales have not exceeded the $85.0 million threshold and, therefore, no royalties have been paid.
On August 15, 2011, the parties amended the Vernalis License Agreement (Amendment No. 5). Pursuant to Amendment No. 5, Vernalis assigned to the Company certain patents which were previously exclusively licensed by the Company. Amendment No. 5 did not alter the financial arrangement between the parties.

The Population Council
The Company markets certain of its products utilizing the hydrogel polymer technology pursuant to an agreement between Indevus (now, Endo Pharmaceuticals Solutions Inc.) and The Population Council. Unless earlier terminated by either party in the event of a material breach by the other party, the term of the agreement is the shorter of 25 years from October 1997 or until the date on which The Population Council receives approximately $40.0 million in payments from the Company. To date, we have made payments of $14.8 million to the Population Council. The Company is required to pay to The Population Council 3% of its net sales of Vantas® and any polymer implant containing a luteinizing hormone-releasing hormone (LHRH) analog. We are also obligated to pay royalties to The Population Council ranging from 0.5% of net sales to 4% of net sales under certain conditions. In addition, we are obligated to pay the Population Council 30% of certain profits and payments received in certain territories by the Company from the licensing of Vantas® or any other polymer implant containing an LHRH analog and 5% for other implants.
Strakan International Limited
In August 2009, we entered into a License and Supply Agreement with Strakan International Limited, a subsidiary of ProStrakan Group plc. (ProStrakan), which was subsequently acquired by Kyowa Hakko Kirin Co. Ltd., for the exclusive right to commercialize Fortesta® Gel in the U.S. (the ProStrakan Agreement). Fortesta® Gel is a patented 2% testosterone transdermal gel for testosterone replacement therapy in male hypogonadism. A metered dose delivery system permits accurate dose adjustment to increase the ability to individualize patient treatment. Under the terms of the ProStrakan Agreement, Endo paid ProStrakan an up-front cash payment of $10.0 million, which was recorded as Research and development expense.
The Company received FDA approval for Fortesta® Gel in December 2010, which triggered a one-time approval milestone to ProStrakan for $12.5 million. The approval milestone was recorded as an intangible asset and is being amortized into Cost of revenues on a straight-line basis over its estimated useful life. An additional milestone payment of $7.5 million was triggered during the second quarter of 2011 pursuant to the terms of the ProStrakan Agreement, at which time it was recorded to Cost of revenues. ProStrakan could potentially receive up to approximately $160.0 million in additional payments linked to the achievement of future commercial milestones related to Fortesta® Gel.
ProStrakan will exclusively supply Fortesta® Gel to Endo at a supply price based on a percentage of annual net sales subject to a minimum floor price as defined in the ProStrakan Agreement. Endo may terminate the ProStrakan Agreement upon six months’ prior written notice at no cost to the Company.
Grünenthal GmbH
In December 2007, we entered into a License, Development and Supply Agreement (the Grünenthal Agreement) with Grünenthal for the exclusive clinical development and commercialization rights in Canada and the U.S. for an oral formulation of Opana® ER, which is designed to be crush-resistant. Under the terms of the Grünenthal Agreement, we paid approximately $4.9 million for the successful completion of a clinical milestone in 2010, which was recorded as Research and development expense. In December 2011, the FDA approved a formulation of Opana® ER designed to be crush-resistant, which is called Opana® ER.
In the fourth quarter of 2011, the Company capitalized a one-time approval milestone to Grünenthal for $4.9 million. We are amortizing this intangible asset into Cost of revenues over its estimated useful life. We made an additional payment of $4.9 million in August 2012 related to a commercial milestone which was recorded as Cost of revenues. In the fourth quarter of 2013, the Company recorded an additional $10.4 million as Cost of Revenues related to a commercial milestone. Additional amounts of approximately 53.9 million euros (approximately $65.1 million at December 31, 2014) may become due upon achievement of additional future predetermined regulatory and commercial milestones. Endo will also make payments to Grünenthal based on net sales of any such product or products commercialized under this agreement, including the formulation of Opana® ER approved by the FDA in December 2011.
Effective December 19, 2012, EPI and Grünenthal amended the Grünenthal Agreement whereby EPI became responsible for planning of packaging of finished product and certain other routine packaging quality obligations and Grünenthal agreed to reimburse EPI for the third-party costs incurred related to packaging as well as pay EPI a periodic packaging fee. The amendment also changed certain of the terms with respect to the floor price required to be paid by EPI in consideration for product supplied by Grünenthal. On February 18, 2014, EPI and Grünenthal amended the Grünenthal Agreement to define the responsibilities of the parties for certain additional clinical work to be performed for Opana ER.
BayerSchering
In July 2005, Indevus (now, Endo Pharmaceuticals Solutions Inc. or EPSI) licensed exclusive U.S. rights from Schering AG, Germany, now BayerSchering Pharma AG (BayerSchering) to market a long-acting injectable testosterone preparation for the treatment of male hypogonadism that we refer to as Aveed® (the BayerSchering Agreement). EPSI was responsible for the development and commercialization of Aveed® in the U.S. BayerSchering is responsible for manufacturing and supplying EPSI with finished product. As part of the BayerSchering Agreement, Indevus agreed to pay to BayerSchering up to $30.0 million in up-front, regulatory milestone, and commercialization milestone payments, including a $5.0 million payment due upon approval by the FDA to market Aveed®. Indevus also agreed to pay to BayerSchering 25% of net sales of Aveed® to cover both the cost of finished product and royalties. The BayerSchering Agreement expires ten years from the first commercial sale of Aveed®.
In October 2006, Indevus entered into a supply agreement with BayerSchering pursuant to which BayerSchering agreed to manufacture and supply Indevus with all of its requirements for Aveed® for a supply price based on net sales of Aveed®. The supply price is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. Either party may also terminate the BayerSchering Agreement in the event of a material breach by the other party.
On March 6, 2014, we announced that the FDA approved Aveed® for the treatment of hypogonadism in adult men, which is associated with a deficiency or absence of the male hormone testosterone. Aveed® became available in early March. Upon approval, EPSI made the aforementioned milestone payment of $5.0 million to BayerSchering. The approval milestone was recorded as an intangible asset and is being amortized into Cost of revenues on a straight-line basis over its estimated useful life. In the future, EPSI could be obligated to pay milestones of up to approximately $17.5 million based on continued market exclusivity of Aveed® or upon certain future sales milestones.
Products in Development
Impax Laboratories, Inc.
In June 2010, the Company entered into a Development and Co-Promotion Agreement (the Impax Development Agreement) with Impax Laboratories, Inc. (Impax), whereby the Company was granted a royalty-free license for the co-exclusive rights to co-promote a next generation Parkinson’s disease product. Under the terms of the Impax Development Agreement, Endo paid Impax an upfront payment of $10.0 million in 2010, which was recorded as Research and development expense. The Company could be obligated to pay up to approximately $30.0 million in additional payments linked to the achievement of future clinical, regulatory, and commercial milestones related to the development product. Prior to the completion of Phase III trials, Endo may only terminate the Impax Development Agreement upon a material breach.
Hydron Technologies, Inc.
In November 1989, GP Strategies Corporation (GP Strategies), then known as National Patent Development Corporation, entered into an agreement (the Hydron Agreement) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera Pharmaceuticals, Inc. (Valera, now a wholly-owned, indirect subsidiary of the Company known as Endo Pharmaceuticals Valera Inc.) entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, and all of GP Strategies’ rights under the Hydron Agreement, and certain other agreements with The Population Council and Shire US, Inc.
Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell and distribute any prescription drug or medical device and certain other products made with the hydrogel polymer technology. Hydron Technologies retained an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the hydrogel polymer technology in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the hydrogel polymer technology, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of polymer to Hydron Technologies and Hydron Technologies is obligated to purchase such products from the Company. Under the Hydron Agreement, the Company also had the title to the Hydron® trademark. Recently, the Company decided to stop using the Hydron® trademark and transferred the title to such trademark to Hydron Technologies pursuant to the Hydron Agreement. This agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.
BioDelivery Sciences International, Inc.
In January 2012, EPI signed a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize Belbuca™ (buprenorphine HCl) Buccal Film. The drug is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. The NDA for Belbuca™ was submitted on December 23, 2014 and accepted by the U.S. Food and Drug Administration (FDA) in February 2015.
EPI made an upfront payment to BioDelivery for $30.0 million, which was expensed as Research and development in the first quarter of 2012. During the first quarter of 2012, $15.0 million of additional costs were incurred related to the achievement of certain regulatory milestones and were recorded as Research and development expense. EPI paid this amount in the second quarter of 2012. Pursuant to its rights under the terms of the BioDelivery Agreement, BioDelivery elected in November 2013 to have a portion of the Belbuca™ development costs, above a certain amount, paid by EPI. Any such amounts paid by EPI shall be credited against future milestone payments, as defined in the BioDelivery Agreement.

During each of the first, second, and fourth quarters of 2014, $10.0 million of milestones were incurred related to the achievement of certain clinical milestones, resulting in a total of $30.0 million recorded as Research and development expense during 2014. If Belbuca™ is approved, EPI will be obligated to pay additional regulatory milestones of $50.0 million. In addition, EPI will pay royalties based on net sales of the drug and could be obligated to pay additional commercial milestones of up to approximately $55.0 million.
EPI may terminate the BioDelivery Agreement at any time upon six months’ written notice. Unless terminated earlier, the BioDelivery Agreement shall expire, on a country-by-country basis, upon the later to occur of 10 years from the date of first commercial sale in a particular country or the date on which the last valid claim of the applicable BioDelivery patents in a particular country has expired or been invalidated or found unenforceable.
NOTE 12. ACCRUED EXPENSES
Accrued expenses are comprised of the following for each of the years ended December 31, (in thousands):

	2014	2013
Chargebacks	$217,402	$118,014
Returns and allowances	177,330	106,377
Rebates	498,678	336,965
Other sales deductions	25,380	12,897
Other	273,038	193,945
Total	$1,191,828	$768,198
NOTE 13. DEBT
The following table presents the carrying amounts and estimated fair values of the Company’s total indebtedness at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.75% Convertible Senior Subordinated Notes due 2015	$98,818		$379,500
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(1,759)		(34,079)
1.75% Convertible Senior Subordinated Notes due 2015, net	$97,059	$98,317	$345,421	$372,481
7.00% Senior Notes due 2019	499,875	522,813	500,000	536,563
7.00% Senior Notes due 2020	$400,000		$400,000
Unamortized initial purchaser’s discount	(2,338)		(2,800)
7.00% Senior Notes due 2020, net	$397,662	422,250	$397,200	430,500
7.25% Senior Notes due 2022	400,000	429,278	400,000	431,750
5.75% Senior Notes due 2022	700,000	707,000	700,000	703,500
5.375% Senior Notes due 2023	750,000	735,469	—	—
Term Loan A Facility Due 2019	1,069,063	1,062,889	—	—
Term Loan B Facility Due 2021	421,812	409,685	—	—
Term Loan A Facility Due 2018	—	—	1,335,469	1,335,345
Term Loan B Facility Due 2018	—	—	60,550	60,686
Other debt	22,822	22,886	133	133
Total long-term debt, net	$4,358,293	$4,410,587	$3,738,773	$3,870,958
Less current portion, net	155,937	154,226	414,929	441,989
Total long-term debt, less current portion, net	$4,202,356	$4,256,361	$3,323,844	$3,428,969
The fair value of our 1.75% Convertible Senior Subordinated Notes is based on an income approach, which incorporates certain inputs and assumptions, including scheduled coupon and principal payments, the inherent conversion and put features in the notes and share price volatility assumptions based on historic volatility of the Company’s ordinary shares and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
The fair values of the various term loan facilities and senior notes were based on market quotes and transactions proximate to the valuation date. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
Upon closing of the Paladin acquisition on February 28, 2014, certain subsidiaries of the Company entered into a credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The prior credit facility was terminated and canceled, with the outstanding indebtedness of $1.4 billion repaid and all liens terminated and released. The initial borrowings under the new credit facility consisted of a five-year senior secured term loan A facility of $1.1 billion (the 2014 Term Loan A Facility), a seven-year senior secured term loan B facility of $425.0 million (the 2014 Term Loan B Facility), and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million (the 2014 Revolving Credit Facility and, together with the 2014 Term Loan A Facility and the 2014 Term Loan B Facility, the 2014 Credit Facility). Substantially all of the 2014 Revolving Credit Facility is available at December 31, 2014. The 2014 Credit Facility was issued to refinance certain of our existing indebtedness and for general corporate purposes, including acquisitions.
The 2014 Credit Facility contains an uncommitted expansion provision which permits up to $1.0 billion (or an unlimited amount if the secured leverage ratio, as defined in the agreement governing the 2014 Credit Facility, is less than or equal to 2.75x) of additional revolving or term loan commitments from one or more lenders.
Under the 2014 Credit Facility, $50.0 million is available for letters of credit and up to $50.0 million is available for swing line loans on same-day notice, both of which may be increased to up to $75.0 million, subject to consents as described in the agreement governing the 2014 Credit Facility. The borrowers’ obligations under the 2014 Credit Facility are guaranteed by all of borrowers’ direct and indirect wholly-owned material restricted subsidiaries and secured by substantially all of the borrowers’ assets and those of the guarantors.
The 2014 Credit Facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of December 31, 2014, we are in compliance with all such covenants.
Under the 2014 Credit Facility, borrowings incur interest at an amount equal to a rate calculated based on the type of borrowing and the Company’s leverage ratio, as defined in the underlying agreement. For the 2014 Term Loan A Facility and 2014 Revolving Credit Facility, the Company could elect to pay interest based on an adjusted London Inter-Bank Offer Rate (LIBOR) plus between 1.50% and 2.25% or an alternate base rate, as defined in the underlying agreement, plus between 0.50% and 1.25%. For the 2014 Term Loan B Facility, the Company could elect to pay interest based on an adjusted LIBOR (with a floor of 0.75%) plus 2.50% or an alternate base rate plus 1.50%. The Company will pay a commitment fee of between 30 to 50 basis points, payable quarterly, on the average daily unused amount of the 2014 Revolving Credit Facility.
In connection with our entering into the 2014 Credit Facility, we incurred new debt issuance costs of approximately $27.8 million. In accordance with the applicable accounting guidance for debt modifications and extinguishments, $26.7 million of these costs were deferred to be amortized over the term of the 2014 Credit Facility and included in Other assets in our Consolidated Balance Sheets. The remaining debt issuance costs of $1.1 million and previously deferred debt issuance costs of $8.6 million associated with the prior credit facility were charged to expense. These expenses were included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
As a result of the closing of the Paladin acquisition, the Company assumed approximately $23.8 million of previously existing debt entered into by Paladin’s subsidiary, Litha.
On March 26, 2013, we made a prepayment of $100.0 million on our prior term loan B facility. Approximately $2.2 million of the remaining unamortized financing costs was written off in connection with this prepayment and included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
Prior to the termination of our prior credit facility on February 28, 2014, we entered into an amendment and restatement agreement on March 26, 2013, pursuant to which we amended and restated our then existing credit facility to extend its term by approximately two years and modify its covenants to provide us with greater financial and operating flexibility. The amended and restated agreement extended the maturity dates of our $500.0 million revolving credit facility and our term loan A facility which, at the time of the amendment and restatement, had a remaining principal balance of $1.4 billion, to March 15, 2018. The amended and restated agreement kept in place our term loan B facility, which had a maturity date of June 17, 2018 and, at the time of the amendment and restatement, had a remaining principal balance of $60.6 million. In connection with this transaction, we incurred new debt issuance costs of approximately $8.1 million, $7.6 million of which were deferred to be amortized over the term of the facility and included in Other assets in our Consolidated Balance Sheets. The remaining $0.5 million and previously deferred debt issuance costs of $8.6 million associated with the prior credit facility were charged to expense upon the amendment and restatement. These expenses were included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
In February 2012, we made a prepayment of $205.0 million on our then existing term loan B facility. We made additional prepayments of $33.0 million and $39.7 million in July 2012 and September 2012, respectively. In connection with these prepayments, approximately $7.2 million of the remaining unamortized financing costs associated with this facility were written off and included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
7.00% Senior Notes Due 2019
2019 EHSI Notes
On June 8, 2011, EHSI issued $500.0 million in aggregate principal amount of 7.00% senior notes due 2019 (the Original 2019 EHSI Notes) at an issue price of par. The Original 2019 EHSI Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On November 30, 2011, all of the Original 2019 EHSI Notes were properly tendered and not withdrawn in an exchange for new notes (the 2019 EHSI Notes) having identical terms that had been registered under the Securities Act of 1933, as amended. Additionally, on May 6, 2014, $481.9 million of the 2019 EHSI Notes were exchanged for new notes issued by Endo Finance LLC and Endo Finco Inc. (collectively, the Endo Finance Issuers). In connection with the exchange offer, the holders who tendered their 2019 EHSI Notes consented to (i) deleting substantially all the restrictive covenants in the indenture governing the 2019 EHSI Notes, (ii) modifying the covenants regarding mergers and consolidations and (iii) eliminating certain events of default. A total of $18.0 million of the existing 2019 EHSI Notes remained outstanding subsequent to the exchange.
2019 Endo Finance Notes
On May 6, 2014, the Endo Finance Issuers issued approximately $481.9 million in aggregate principal amount of 7.00% senior notes due 2019 (the 2019 Endo Finance Notes; collectively with the 2019 EHSI Notes, the 2019 Notes) in exchange for approximately $481.9 million aggregate principal amount of 2019 EHSI Notes. The 2019 Endo Finance Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Also on May 6, 2014, the Endo Finance Issuers and the guarantors of the 2019 Endo Finance Notes entered into a registration rights agreement under which they will be required to use their commercially reasonable efforts to (i) file with the SEC by March 31, 2015 an exchange offer registration statement pursuant to which they will offer, in exchange for the 2019 Endo Finance Notes, new notes having terms substantially identical in all material respects to those of the 2019 Endo Finance Notes (except the new notes will not contain terms with respect to transfer restrictions) (the A/B Exchange Offer), (ii) complete the A/B Exchange Offer by July 31, 2015 or, under specified circumstances, (iii) file a shelf registration statement with the SEC covering resales of the 2019 Endo Finance Notes. The Endo Finance Issuers may be required to pay additional interest if they fail to comply with the registration and exchange requirements set forth in the registration rights agreement.
2019 Notes in General
The 2019 Notes are senior unsecured obligations of the issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2019 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2019 Notes will mature on July 15, 2019, subject to earlier repurchase or redemption in accordance with the terms of the 2019 Notes indentures incorporated by reference herein.
On or after July 15, 2015, the issuers may on any one or more occasions redeem all or a part of the 2019 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From July 15, 2015 to and including July 14, 2016	103.500%
From July 15, 2016 to and including July 14, 2017	101.750%
From July 15, 2017 and thereafter	100.000%
In addition, at any time prior to July 15, 2015, the issuers may on any one or more occasions redeem all or a part of the 2019 Notes at a specified redemption price set forth in the indentures, plus accrued and unpaid interest and additional interest, if any. If certain of the issuers experience certain change of control events, they must offer to repurchase the 2019 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The 2019 Notes indentures contain covenants that, among other things, restrict Endo Limited’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to Endo Limited, create certain liens, merge, consolidate, or sell substantially all of Endo Limited’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2019 Notes receiving investment grade credit ratings.
7.00% Senior Notes Due 2020
2020 EHSI Notes
In November 2010, EHSI issued $400.0 million in aggregate principal amount of 7.00% senior notes due 2020 (the Original 2020 EHSI Notes) at an issue price of 99.105%. The Original 2020 EHSI Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On November 30, 2011, all of the Original 2020 EHSI Notes were properly tendered and not withdrawn in an exchange for new notes (the 2020 EHSI Notes) having identical terms that had been registered under the Securities Act of 1933, as amended. Additionally, on May 6, 2014, $393.0 million of the 2020 EHSI Notes were exchanged for new notes issued by the Endo Finance Issuers. In connection with the exchange offer, the holders who tendered their 2020 EHSI Notes consented to (i) deleting substantially all the restrictive covenants in the indenture governing the 2020 EHSI Notes, (ii) modifying the covenants regarding mergers and consolidations and (iii) eliminating certain events of default. A total of $7.0 million of the existing 2020 EHSI Notes remained outstanding subsequent to the exchange.
2020 Endo Finance Notes
On May 6, 2014, the Endo Finance Issuers issued approximately $393.0 million in aggregate principal amount of 7.00% senior notes due 2020 (the 2020 Endo Finance Notes; collectively with the 2020 EHSI Notes, the 2020 Notes) in exchange for approximately $393.0 million aggregate principal amount of 2020 EHSI Notes. The 2020 Endo Finance Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Also on May 6, 2014, the Endo Finance Issuers and the guarantors of the 2020 Endo Finance Notes entered into a registration rights agreement under which they will be required to use their commercially reasonable efforts to (i) file with the SEC by March 31, 2015 an exchange offer registration statement pursuant to which they will offer, in exchange for the 2020 Endo Finance Notes, new notes having terms substantially identical in all material respects to those of the 2020 Endo Finance Notes (except the new notes will not contain terms with respect to transfer restrictions) (the A/B Exchange Offer), (ii) complete the A/B Exchange Offer by July 31, 2015 or, under specified circumstances, (iii) file a shelf registration statement with the SEC covering resales of the 2020 Endo Finance Notes. The Endo Finance Issuers may be required to pay additional interest if they fail to comply with the registration and exchange requirements set forth in the registration rights agreement.
2020 Notes in General
The 2020 Notes are senior unsecured obligations of the issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2020 Notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The 2020 Notes will mature on December 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the 2020 Notes indentures incorporated by reference herein.
On or after December 15, 2015, the issuers may on any one or more occasions redeem all or a part of the 2020 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From December 15, 2015 to and including December 14, 2016	103.500%
From December 15, 2016 to and including December 14, 2017	102.333%
From December 15, 2017 to and including December 14, 2018	101.167%
From December 15, 2018 and thereafter	100.000%
In addition, at any time prior to December 15, 2015, the issuers may on any one or more occasions redeem all or a part of the 2020 Notes at a specified redemption price set forth in the 2020 Notes indentures, plus accrued and unpaid interest and additional interest, if any. If certain of the issuers experience certain change of control events, they must offer to repurchase the 2020 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2020 Notes indentures contain covenants that, among other things, restrict Endo Limited’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to Endo Limited, create certain liens, merge, consolidate, or sell substantially all of Endo Limited’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2020 Notes receiving investment grade credit ratings.
7.25% Senior Notes Due 2022
2022 EHSI Notes—7.25%
On June 8, 2011, EHSI issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2022 (the Original 2022 EHSI Notes—7.25%) at an issue price of par. The Original 2022 EHSI Notes—7.25% were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On November 30, 2011, all of the Original 2022 EHSI Notes—7.25% were properly tendered and not withdrawn in an exchange for new notes (the 2022 EHSI Notes—7.25%) having identical terms that had been registered under the Securities Act of 1933, as amended. Additionally, on May 6, 2014, $396.3 million of the 2022 EHSI Notes—7.25% were exchanged for new notes issued by the Endo Finance Issuers. In connection with the exchange offer, the holders who tendered their 2022 EHSI Notes—7.25% consented to (i) deleting substantially all the restrictive covenants in the indenture governing the 2022 EHSI Notes—7.25%, (ii) modifying the covenants regarding mergers and consolidations and (iii) eliminating certain events of default. A total of $3.7 million of the existing 2022 EHSI Notes—7.25% remained outstanding subsequent to the exchange.
The aggregate consent payment paid in connection with the May 6, 2014 exchange offers and consent solicitations for each of the senior notes described above was approximately $11.7 million, which was recorded as debt issuance costs and included in Other assets in our Consolidated Balance Sheets. In connection with these transactions, we also charged $5.3 million to expense related to fees paid to third parties related to the exchange offers. This amount was included in the Consolidated Statements of Operations as a Loss on extinguishment of debt.
2022 Endo Finance Notes—7.25%
On May 6, 2014, the Endo Finance Issuers issued approximately $396.3 million in aggregate principal amount of 7.25% senior notes due 2022 (the 2022 Endo Finance Notes—7.25%; collectively with the 2022 EHSI Notes—7.25%, the 2022 Notes—7.25%) in exchange for approximately $396.3 million aggregate principal amount of 2022 EHSI Notes—7.25%. The 2022 Endo Finance Notes—7.25% were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Also on May 6, 2014, the Endo Finance Issuers and the guarantors of the 2022 Endo Finance Notes—7.25% entered into a registration rights agreement under which they will be required to use their commercially reasonable efforts to (i) file with the SEC by March 31, 2015 an exchange offer registration statement pursuant to which they will offer, in exchange for the 2022 Endo Finance Notes—7.25%, new notes having terms substantially identical in all material respects to those of the 2022 Endo Finance Notes—7.25% (except the new notes will not contain terms with respect to transfer restrictions) (the A/B Exchange Offer), (ii) complete the A/B Exchange Offer by July 31, 2015 or, under specified circumstances, (iii) file a shelf registration statement with the SEC covering resales of the 2022 Endo Finance Notes—7.25%. The Endo Finance Issuers may be required to pay additional interest if they fail to comply with the registration and exchange requirements set forth in the registration rights agreement.
2022 Notes—7.25% in General
The 2022 Notes—7.25% are senior unsecured obligations of the issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2022 Notes—7.25% is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2012. The 2022 Notes—7.25% will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the 2022 Notes—7.25% indentures incorporated by reference herein.
On or after July 15, 2016, the issuers may on any one or more occasions redeem all or a part of the 2022 Notes—7.25% at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From July 15, 2016 to and including July 14, 2017	103.625%
From July 15, 2017 to and including July 14, 2018	102.417%
From July 15, 2018 to and including July 14, 2019	101.208%
From July 15, 2019 and thereafter	100.000%
In addition, at any time prior to July 15, 2016, the issuers may on any one or more occasions redeem all or a part of the 2022 Notes—7.25% at a specified redemption price set forth in the 2022 Notes—7.25% indentures, plus accrued and unpaid interest and additional interest, if any. If certain of the issuers experience certain change of control events, they must offer to repurchase the 2022 Notes—7.25% at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The 2022 Notes—7.25% indentures contain covenants that, among other things, restrict Endo Limited’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to Endo Limited, create certain liens, merge, consolidate, or sell substantially all of Endo Limited’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2022 Notes—7.25% receiving investment grade credit ratings.
5.75% Senior Notes Due 2022
On December 19, 2013, Endo Finance Co. issued $700.0 million in aggregate principal amount of 5.75% senior notes due 2022 (the 2022 Notes—5.75%). The 2022 Notes—5.75% indenture was amended and restated on February 28, 2014, at which time Endo Finance LLC became the issuer and Endo Finco Inc. became co-obligor. The 2022 Notes—5.75% were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2022 Notes—5.75% are senior unsecured obligations of the Endo Finance Issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2022 Notes—5.75% is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The 2022 Notes—5.75% will mature on January 15, 2022, subject to earlier repurchase or redemption in accordance with the terms of the 2022 Notes—5.75% indenture incorporated by reference herein.
Costs associated with this offering, including costs related to investment bankers, of $12.8 million were deferred to be amortized over the term of the 2022 Notes—5.75% and included in Other assets in our Consolidated Balance Sheets. Prior to the closing of the Paladin acquisition, proceeds from the 2022 Notes—5.75% were restricted and held in escrow and could not be utilized by the Company. This amount was included in Restricted cash and cash equivalents in our Consolidated Balance Sheets at December 31, 2014.
On or after January 15, 2017, the Endo Finance Issuers may on any one or more occasions redeem all or a part of the 2022 Notes—5.75%, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From January 15, 2017 to and including January 14, 2018	104.313%
From January 15, 2018 to and including January 14, 2019	102.875%
From January 15, 2019 to and including January 14, 2020	101.438%
From January 15, 2020 and thereafter	100.000%
In addition, at any time prior to January 15, 2017, the Endo Finance Issuers may on any one or more occasions redeem all or a part of the 2022 Notes—5.75% at a specified redemption price set forth in the indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to January 15, 2017 the Endo Finance Issuers may redeem up to 35% of the aggregate principal amount of the 2022 Notes—5.75% with the net cash proceeds from specified equity offerings at a redemption price equal to 105.750% of the aggregate principal amount of the 2022 Notes—5.75% redeemed, plus accrued and unpaid interest. If Endo Limited experiences certain change of control events, the Endo Finance Issuers must offer to repurchase the 2022 Notes—5.75% at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2022 Notes—5.75% indenture contains covenants that, among other things, restrict Endo Limited’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to Endo Limited, create certain liens, merge, consolidate, or sell substantially all of Endo Limited’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2022 Notes—5.75% receiving investment grade credit ratings.
5.375% Senior Notes Due 2023
On June 30, 2014, the Endo Finance Issuers issued $750.0 million in aggregate principal amount of 5.375% senior notes due 2023 (the 2023 Notes). The 2023 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2023 Notes are senior unsecured obligations of the Endo Finance Issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015. The 2023 Notes will mature on January 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the 2023 Notes indenture incorporated by reference herein.

Costs associated with this offering, including costs related to investment bankers, of $12.6 million were deferred to be amortized over the term of the 2023 Notes and included in Other assets in our Consolidated Balance Sheets. The 2023 Notes were issued for general corporate purposes, which included acquisitions, including the acquisition of DAVA.
On or after July 15, 2017, the Endo Finance Issuers may on any one or more occasions redeem all or a part of the 2023 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From July 15, 2017 to and including July 14, 2018	104.031%
From July 15, 2018 to and including July 14, 2019	102.688%
From July 15, 2019 to and including July 14, 2020	101.344%
From July 15, 2020 and thereafter	100.000%
In addition, at any time prior to July 15, 2017, the Endo Finance Issuers may on any one or more occasions redeem all or a part of the 2023 Notes at a specified redemption price set forth in the indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to January 15, 2017 the Endo Finance Issuers may redeem up to 35% of the aggregate principal amount of the 2023 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 105.375% of the aggregate principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest. If Endo Limited experiences certain change of control events, the Endo Finance Issuers must offer to repurchase the 2023 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2023 Notes indenture contains covenants that, among other things, restrict Endo Limited’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to Endo Limited, create certain liens, merge, consolidate, or sell substantially all of Endo Limited’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2023 Notes receiving investment grade credit ratings.
Also on June 30, 2014, the Endo Finance Issuers and the guarantors of the 2023 Notes entered into a registration rights agreement under which they will be required to use their commercially reasonable efforts to (i) file with the SEC by July 31, 2015 an exchange offer registration statement pursuant to which they will offer, in exchange for the 2023 Notes, new notes having terms substantially identical in all material respects to those of the 2023 Notes (except the new notes will not contain terms with respect to transfer restrictions) (the A/B Exchange Offer), (ii) complete the A/B Exchange Offer by July 31, 2015 or, under specified circumstances, (iii) file a shelf registration statement with the SEC covering resales of the 2023 Notes. The Endo Finance Issuers may be required to pay additional interest if they fail to comply with the registration and exchange requirements set forth in the registration rights agreement.
1.75% Convertible Senior Subordinated Notes Due 2015
At December 31, 2014, our indebtedness included 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). In May 2014, we repurchased approximately $240.7 million aggregate principal amount of the Convertible Notes for approximately $548.2 million, including accrued interest. In addition, in July 2014 we repurchased approximately $40.0 million aggregate principal amount of the Convertible Notes for approximately $95.2 million, which included the issuance of 798,367 ordinary shares valued at approximately $55.2 million. The combined repurchases during 2014 reduced the outstanding principal amount of the Convertible Notes to approximately $98.8 million. In connection with the May 2014 and July 2014 repurchases, we charged $14.8 million and $2.0 million, respectively, to expense, representing the differences between the fair value of the repurchased debt components and their carrying amount, as well as third-party costs related to the transactions. The expenses were included in the Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a combined decrease to Additional paid-in capital in the amount of $365.0 million, representing the fair value of the equity component of the repurchased Convertible Notes.
Holders of the Convertible Notes were initially entitled to convert their Convertible Notes into cash and/or shares of EHSI’s common stock. Under the supplemental indenture entered into in connection with the Paladin acquisition, the Convertible Notes became exchangeable into cash and/or ordinary shares, and we became a co-obligor with respect to the Convertible Notes. We and EHSI are permitted to deliver cash, ordinary shares or a combination of cash and ordinary shares, at our election, to satisfy any future conversions of the Convertible Notes.
The Convertible Notes became convertible at the option of holders beginning October 1, 2013. The conversion right was triggered on September 17, 2013, when the closing sale price of the Company’s ordinary shares on the NASDAQ Stock Exchange exceeded $37.96 (130% of the conversion price of $29.20) for the 20th trading day in the 30 consecutive trading days ending on September 30, 2013 and the remaining balance of the Convertible Notes remains convertible at December 31, 2014. We have elected to settle the remaining principal amount of any conversion consideration in cash. Holders of the remaining Convertible Notes may surrender their notes for conversion at any time prior to the close of business on the second business day immediately preceding the stated maturity date. In the event that holders exercise the right to convert their Convertible Notes, the Company will write-off a ratable portion of the associated debt issuance costs. The Company has included the Convertible Notes in the current portion of long-term debt in its Consolidated Balance Sheets as of December 31, 2014 and, because the conversion right was triggered on September 17, 2013, as of December 31, 2013.
Concurrently with the issuance of the Convertible Notes, EHSI entered into a privately negotiated convertible note hedge transaction with affiliates of the initial purchasers. Pursuant to the hedge transaction EHSI purchased approximately 13.0 million ordinary share call options intended to reduce the potential dilution to our ordinary shares upon conversion of the Convertible Notes by effectively increasing, after taking into account the sold warrants discussed below, the initial conversion price of the Convertible Notes to $40.00 per share, representing a 61.1% conversion premium over the closing price of our ordinary shares on April 9, 2008 of $24.85 per share. The call options allowed us to purchase up to approximately 13.0 million of our ordinary shares at an initial strike price of $29.20 per share. The call options expire on April 15, 2015 and must be net-share settled. The cost of the call option was approximately $107.6 million. In addition, EHSI sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to approximately 13.0 million of our ordinary shares at an initial strike price of $40.00 per share. The warrants expire on various dates from July 14, 2015 through October 6, 2015 and must be net-share settled. EHSI received approximately $50.4 million in cash proceeds from the sale of these warrants. The warrant transaction could have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise.
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
As discussed in Note 21. Net (Loss) Income Per Share, in periods in which our ordinary shares price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net loss per share calculation using the treasury stock method.
Maturities
Maturities on long-term debt for each of the next 5 years as of December 31, 2014 are as follows (in thousands):

December 31, 2014
2015	$157,695
2016	$82,229
2017	$109,946
2018	$155,500
2019	$1,191,625
NOTE 14. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries’ products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH, Sharp Corporation and UPS Supply Chain Solutions, Inc. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products or services needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition to the manufacturing and supply agreements described above, we have agreements with various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Novartis License and Supply Agreement
Pursuant to the March 2008 Voltaren® Gel License and Supply Agreement (the Voltaren® Gel Agreement) with Novartis AG and Novartis Consumer Health, Inc. EPI has agreed to purchase from Novartis all of its requirements for Voltaren® Gel during the entire term of the Voltaren® Gel Agreement. The price of product purchased under the Voltaren® Gel Agreement is fixed for the first year and subject to annual changes based upon changes in the producer price index and raw materials. Amounts purchased pursuant to the Voltaren® Gel Agreement were $55.0 million, $50.2 million and $34.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Teikoku Seiyaku Co., Ltd.
Under the terms of EPI’s agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), a Japanese manufacturer, Teikoku manufactures Lidoderm® at its two Japanese facilities, located on adjacent properties, for commercial sale by EPI in the U.S. EPI also has an option to extend the supply area to other territories. EPI amended the Teikoku agreement on April 24, 2007, January 6, 2010, November 1, 2010 and February 25, 2015 (together, the Amended Agreement). The material components of the Amended Agreement are as follows:

•
EPI agreed to issue firm purchase orders for a minimum number of patches per year through 2017, representing the noncancelable portion of the Amended Agreement. There is a lower minimum purchase requirement in effect subsequent to 2017. EPI has met its minimum purchase requirement for 2014.

•	Teikoku agreed to fix the supply price of Lidoderm® for a period of time after which the price will be adjusted at future dates certain based on a price index defined in the Amended Agreement.

•
Following cessation of EPI’s obligation to pay royalties to Hind Healthcare Inc. (Hind) under the Sole and Exclusive License Agreement dated as of November 23, 1998, as amended, between Hind and EPI (the Hind Agreement), EPI began to pay to Teikoku annual royalties based on annual net sales of Lidoderm®.

•
The Amended Agreement will not expire until December 31, 2021, unless terminated in accordance with its terms. After December 31, 2021, the Amended Agreement shall be automatically renewed on the first day of January each year unless terminated in accordance with its terms.

•	Either party may terminate the Amended Agreement, following a 45-day cure period, in the event that EPI fails to issue firm purchase orders for the annual minimum quantity for each year after 2017.

•
EPI is the exclusive licensee for any authorized generic for Lidoderm® until the later of August 15, 2017 or the date of the first commercial sale of the second non-Teikoku generic version of Lidoderm®.

Amounts purchased pursuant to the Teikoku Agreement, as amended, were $45.1 million, $167.0 million and $179.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
On November 23, 2011, EPI’s obligation to pay royalties to Hind under the Hind Agreement ceased. Accordingly, on November 23, 2011, pursuant to the terms of the Teikoku Agreement, EPI began to incur royalties to Teikoku based on annual net sales of Lidoderm®. The royalty rate is 6% of branded Lidoderm® net sales. During the years ended December 31, 2014, 2013 and 2012, we recorded $19.1 million, $35.0 million and $55.7 million for these royalties to Teikoku, respectively. These amounts were included in our Consolidated Statements of Operations as Cost of revenues. At December 31, 2014, $19.1 million is recorded as a royalty payable and included in Accounts payable in the accompanying Consolidated Balance Sheets.
Noramco, Inc.
Under the terms of our agreement (the Noramco Agreement) with Noramco, Inc. (Noramco), Noramco manufactured and supplied to us certain narcotic active drug substances, in bulk form, and raw materials for inclusion in our controlled substance pharmaceutical products. There were no minimum annual purchase commitments under the Noramco Agreement. However, we were required to purchase a fixed percentage of our annual requirements of each narcotic active drug substance covered by the Noramco Agreement from Noramco. The purchase price for these substances was equal to a fixed amount, adjusted on an annual basis. Originally, the Noramco Agreement was to expire on December 31, 2011, with automatic renewal provisions for unlimited successive one-year periods. In September 2011, we extended the Noramco Agreement through early 2012. On April 27, 2012, we entered into a new supply agreement with Noramco (the 2012 Noramco Agreement). Under the terms of this supply agreement, Noramco manufactures and supplies to us certain narcotic active drug substances, in bulk form, for inclusion in our controlled substance pharmaceutical products. There are no minimum annual purchase commitments under the 2012 Noramco Agreement. However, we are required to purchase from Noramco a fixed percentage of our annual requirements of each narcotic active drug substance covered by the 2012 Noramco Agreement. The purchase price for these substances is equal to a fixed amount, adjusted on an annual basis based on volume. The term of the 2012 Noramco Agreement is for four years with automatic renewal provisions for unlimited successive one-year periods. The Noramco Agreement may be terminated at any time upon mutual written agreement between the parties or by either party in certain circumstances upon providing sufficient written notice to the other party.
Amounts purchased from Noramco were $76.0 million, $66.1 million and $52.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Grünenthal GmbH
Under the terms of EPI’s December 2007 License, Development and Supply Agreement with Grünenthal (the Grünenthal Agreement), Grünenthal agreed to manufacture and supply to EPI a crush-resistant formulation of Opana® ER based on a supply price equal to a certain percentage of net sales of Opana® ER, subject to a floor price. In the first quarter of 2012, we began production of the crush-resistant formulation of Opana® ER at a third party manufacturing facility managed by Grünenthal. The Grünenthal Agreement will expire on the later of (i) the 15th anniversary of the date of first commercial sale of the product, (ii) the expiration of the last issued patent in the territory claiming or covering products or (iii) the expiration of exclusivity granted by the FDA for the last product developed under the Grünenthal Agreement. Either party may terminate the Grünenthal Agreement in certain circumstances upon providing sufficient written notice to the other party. Effective December 19, 2012, EPI and Grünenthal amended the Grünenthal Agreement whereby EPI became responsible for the planning of packaging of finished product and certain other routine packaging quality obligations and Grünenthal agreed to reimburse EPI for the third-party costs incurred related to packaging as well as pay EPI a periodic packaging fee. The amendment also changed certain of the terms with respect to the floor price required to be paid by EPI in consideration for product supplied by Grünenthal.
EPI’s license and supply payments made to Grünenthal pursuant to the Grünenthal Agreement are recorded in Cost of revenues in our Consolidated Financial Statements and must be paid in U.S. dollars within 45 days after each calendar quarter. We incurred $32.9 million, $35.3 million and $35.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Sharp Corporation
Under the terms of our agreement (the Sharp Agreement) with Sharp Corporation (Sharp), a U.S. manufacturer, Sharp performs certain packaging and labeling services for Endo, including the packaging and labeling of Lidoderm® at its facilities in Allentown, Pennsylvania and Conshohocken, Pennsylvania, for commercial sale by us in the U.S. Effective June 1, 2012, the parties amended the Sharp Agreement to include several new products that Sharp will package and label. These products include our formulation of Opana® ER designed to be crush-resistant, Vantas®, Supprelin® LA, Valstar® and several SKUs of generic prednisone and methylprednisolone. The Sharp Agreement is effective until March 2015 and is subject to renewal for additional one-year periods upon mutual agreement by both parties. Endo has the right to terminate the Sharp Agreement at any time upon 90 days’ written notice to Sharp.
Amounts purchased pursuant to the Sharp agreement were $2.0 million, $7.8 million and $9.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Ventiv Commercial Services, LLC
On December 27, 2011, EPI entered into a Sales and Promotional Services Agreement (the Ventiv Agreement) with Ventiv Commercial Services, LLC (Ventiv), effective as of December 30, 2011. Under the terms of the Ventiv Agreement, Ventiv provided to EPI certain sales and promotional services through a contracted field force, collectively referred to as the Ventiv Field Force. The Ventiv Field Force promoted Voltaren® Gel, Lidoderm®, Frova®, Opana® ER, Fortesta® Gel and any additional products added by EPI. The sales representatives were required to perform face-to-face, one-on-one discussions with physicians and other healthcare practitioners promoting these products.
EPI paid to Ventiv a monthly fixed fee during the term of the Ventiv Agreement based on a budget that had been approved by both EPI and Ventiv. During the term of the Ventiv Agreement, Ventiv was also eligible to earn, in addition to the fixed management fee, an at-risk management fee. This at-risk management fee was payable upon the achievement of certain performance metrics mutually agreed upon by the parties.
On September 26, 2012, the Ventiv Agreement was amended to decrease the size of the Ventiv Field Force and the fees payable to Ventiv. On May 31, 2013, EPI terminated the Ventiv Agreement, effective July 1, 2013. The termination did not give rise to any early termination fees or penalties.
There were no expenses incurred with respect to Ventiv for the year ended December 31, 2014. The expenses incurred with respect to Ventiv were $15.1 million and $37.2 million for the years ended December 31, 2013 and 2012, respectively. These amounts were included within Selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

UPS Supply Chain Solutions
Under the terms of this agreement, EPI utilizes UPS Supply Chain Solutions (UPS) to provide customer service support and warehouse, freight and distribution services for certain of its products in the U.S. The initial term of the agreement extends through March 31, 2015. The agreement may be terminated by either EPI or UPS (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party; and (3) if the other party become insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by EPI without cause or (ii) by UPS due to EPI’s breach, failure by EPI to make payments when due, or EPI’s insolvency, EPI would be required to pay UPS certain termination costs. Such termination costs would not be material to the Company’s Consolidated Statements of Operations. On February 21, 2012, EPI amended this agreement to provide for a reduced pricing structure, which includes new monthly fees, new variable fees and new termination fees. On August 16, 2013, EPI further amended this agreement to add another mode of transport permissible under the agreement.
General
In addition to the manufacturing and supply agreements described above, we have agreements with various companies for clinical development services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a materially adverse effect on our business, financial condition, results of operations and cash flows.
Milestones and Royalties
See Note 11. License and Collaboration Agreements for a complete description of future milestone and royalty commitments pursuant to our acquisitions, license and collaboration agreements.
Legal Proceedings
We and certain of our subsidiaries are involved in various claims, legal procreedings and governmental investigations that arise from time to time in the ordinary course of our business, including relating to product liability, intellectual property, regulatory compliance and commercial matters. While we cannot predict the outcome of these ongoing legal proceedings and we and our subsidiaries intend to defend vigorously our and their position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.
As of December 31, 2014, the Company’s reserve for loss contingencies totaled approximately $1.71 billion, of which $1.66 billion relates to the Company’s product liability accrual for all known pending and estimated future claims related to vaginal mesh cases. The increase in our reserve reflects management’s ongoing assessment of our entire liability portfolio, including the vaginal mesh cases. During 2014, the Company announced that it had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by the Company’s AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various federal and state courts, as well as in Canada and other countries outside the United States, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described in more detail below.
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage. The Company and its subsidiaries intend to contest vigorously all such disputes with respect to their insurance coverage and to enforce their rights under the terms of these insurance policies, and accordingly, the Company will record receivables with respect to amounts due under these policies, only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under the Company’s product liability insurance policies will be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
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
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various state courts, a multidistrict litigation (MDL) in the Southern District of West Virginia (MDL No. 2325), as well as in Canada, and other countries outside the United States alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities.
As of December 31, 2014, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 45,400 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times from June 14, 2013 through December 31, 2014, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of Qualified Settlement Funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. In addition, one agreement gives AMS a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in Qualified Settlement Funds are included in Restricted cash and cash equivalents in the December 31, 2014 Consolidating Balance Sheet.
Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating the validity of the claim, a full release and a dismissal of the entire action or claim as to all AMS parties and affiliates. Prior to receiving funds, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel.

The following table presents the changes in the vaginal mesh Qualified Settlement Funds and product liability balance during the year ended December 31, 2014 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2013	$11,518	$520,000
Additional charges	—	1,273,358
Cash distributions to Qualified Settlement Funds	585,165	—
Cash distributions to settle disputes from Qualified Settlement Funds	(111,454)	(111,454)
Cash distributions to settle disputes	—	(26,709)
Balance as of December 31, 2014	$485,229	$1,655,195
Our estimated liability includes a reduction factor of approximately 20% applied to the maximum number of potentially eligible claims resulting in a liability that is lower than the maximum payouts under the MSAs. This reduction factor is based on our estimate of likely duplicative claims and claims that will not ultimately obtain recovery under the MSAs or otherwise.
Approximately $1.39 billion of the total liability amount shown above is classified as Current portion of legal settlement accrual, with the remainder classified as Long-term legal settlement accrual, less current portion, net in the December 31, 2014 Consolidating Balance Sheet. The $1.39 billion consists of two components: the maximum contractual 2015 cash payments called for under the MSAs and the Qualified Settlement Funds balance of $485.2 million. The maximum contractual 2015 cash payments does not include the reduction factor described above. AMS expects to fund the payments under all settlement agreements by December 31, 2017. As the funds are disbursed out of the Qualified Settlement Funds from time to time, the product liability accrual will be reduced accordingly with a corresponding reduction to Restricted cash and cash equivalents. In addition, the Company may pay cash distributions to settle disputes separate from the Qualified Settlement Funds, which will also decrease the product liability accrual but will not decrease Restricted cash and cash equivalents.
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
MCP Cases. Qualitest, and in certain cases the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury resulting from the use of the prescription medicine metoclopramide. Plaintiffs in these suits allege various personal injuries including tardive dyskinesia, other movement disorders and death. Qualitest and the Company intend to contest all of these cases vigorously and to explore other options as appropriate in the best interests of the Company and Qualitest.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of February 20, 2015, approximately 600 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company or certain of its subsidiaries.
The Company and its subsidiaries have reached an agreement with certain plaintiffs’ counsel in an effort to reach resolution of substantially all of these pending MCP cases. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or any of its subsidiaries. An essential element of these settlements will be participation by the majority of plaintiffs involved in pending litigation. If certain participation thresholds are not met, the Company will have the right to terminate the agreements.
Distribution of funds to any individual plaintiff will be conditioned upon, among other things a full release and a dismissal with prejudice of the entire action or claim as to the Company and/or each of its subsidiaries. Prior to receiving an award, an individual claimant shall represent and warrant that liens, assignment rights, or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating plaintiffs, claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement shall be kept confidential by all parties and their counsel. The cost of this settlement has been incorporated into the increase in our legal loss contingency reserve.
Propoxyphene Cases. Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest and the Company. Certain plaintiffs appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit affirmed the dismissal of the cases that had been pending as part of a consolidated appeal. In November 2012, additional cases were filed in various California state courts. While many of these cases were initially remanded and pending in a state court coordinated proceeding in Los Angeles, the Ninth Circuit sitting en banc has reversed these remands, finding federal subject matter jurisdiction. As a result, these actions have been returned to the federal courts to which they were initially removed. On November 18, 2014, additional multi-plaintiff cases were filed in state court in Oklahoma. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries, but Qualitest and the Company intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of Qualitest and the Company. As of February 20, 2015, approximately 47 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter.
Testosterone Cases. EPI, and in certain cases the Company or certain of its subsidiaries, including its new subsidiary Auxilium Pharmaceuticals, Inc., along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel and Delatestryl®. Plaintiffs in these suits allege various personal injuries including pulmonary embolism, stroke, and other vascular and/or cardiac injuries. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in New York State Supreme Court. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against the Company or EPI, but EPI intends to contest the litigation vigorously and to explore all options as appropriate in the best interests of EPI and the Company. As of February 20, 2015, approximately 230 cases are currently pending against EPI and its new affiliate, Auxilium Pharmaceuticals, Inc., some of which were filed on behalf of multiple plaintiffs, and including a class action complaint filed in Canada.
In addition, on November 5, 2014, a civil class action complaint was filed in the Northern District of Illinois against EPI and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payers that had paid for certain testosterone products, alleging that the marketing efforts of EPI and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil RICO claims. Further, the complaint alleges that EPI and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
In September 2013, the State of Louisiana filed a Petition for Civil Penalties and Damages against the Company and its subsidiary, EPI in the Nineteenth Judicial District for the Parish of East Baton Rouge alleging that EPI and the Company engaged in unlawful marketing of Lidoderm® in the State of Louisiana. See State of Louisiana v. Endo Pharmaceuticals, Inc. et al., C624672

(19th Jud. Dist. La.). The State seeks civil fines, civil monetary penalties, damages, injunctive relief, attorneys’ fees and costs under various causes of action. Without admitting liability or wrongdoing, in February 2014, EPI and the State of Louisiana reached an agreement to resolve this case for a total of $1.4 million plus attorney’s fees. The case was dismissed on July 1, 2014.
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
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company’s subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney’s Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government’s investigation. Preliminary discussions between EPI and Qualitest and the U.S. Attorney’s Office for the Southern District of New York have taken place, and the Company believes that a range of loss for this matter is reasonably estimable at this time. The estimated cost of this settlement has been incorporated into the increase in our legal loss contingency reserve. However, it is not possible at this time to determine with certainty the ultimate outcome of this matter. It is possible that the outcome of this matter could result in an additional loss that could have a material effect on our business, financial condition, results of operations and cash flows.
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
Opioid-Related Litigations, Subpoenas and Document Requests
In March 2013, the Company’s subsidiary, Endo Health Solutions Inc. received an Investigative Subpoena from the Corporation Counsel for the City of Chicago seeking documents and information regarding the sales and marketing of opioids, including Opana®. Following discussion with the Company, in May 2013, the Corporation Counsel for the city of Chicago served the Company with a revised Investigative Subpoena seeking the same documents and information. In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including the Company, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. On June 12, 2014, the case was removed to the United States District Court for the Northern District of Illinois. Plaintiffs initially moved to remand the case to state court but, on July 8, 2014, withdrew their motion to remand. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), an injunction, and attorneys’ fees and costs.
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
In September 2013, the Company received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of Opana® and in October 2014 received a Subpoena Ad Testificandum seeking testimony regarding the sales and marketing of Opana®. In January 2014, the Company received a set of informal document requests from the Office of the United States Attorney for the Eastern District of Pennsylvania seeking documents and information regarding the sales and marketing of Opana® ER. In September 2014, the Company received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including Opana® ER.
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
Antitrust Litigation and Investigations
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against EPI and co-defendants Teikoku Seiyaku Co., Ltd., Teikoku Pharma USA, Inc. (collectively, Teikoku) and Actavis plc., f/k/a as Watson Pharmaceuticals, Inc., and a number of its subsidiaries (collectively, Actavis or Watson). The complaints in these cases generally allege that Endo, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ’529 patent). Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that Endo and Teikoku commenced sham patent litigation against Actavis and that Endo abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
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
On June 13, 2014, pursuant to a case management order entered by Judge Orrick, the direct and indirect purchasers each filed consolidated amended class complaints. In addition, one indirect purchaser, Government Employees Health Association (GEHA), filed a separate complaint. On November 17, 2014, the Court granted in part and denied in part motions to dismiss the complaints for failure to state a claim and for lack of standing, which were filed on behalf of all defendants. Plaintiffs filed amended complaints on December 19, 2014. Defendants jointly moved on January 30, 2015 to dismiss certain claims in the second amended indirect purchaser complaint and in GEHA’s second amended complaint. The Court has not reached a decision yet on defendants’ motion, and the cases are proceeding to the discovery phase of the litigation in accordance with the pre-trial schedule. Trial is currently scheduled to begin on April 10, 2017.
Multiple direct and indirect purchasers of Opana® ER have filed cases against EHSI, EPI, Penwest Pharmaceuticals Co., and Impax Laboratories Inc. in multiple federal courts. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to Opana® ER and EPI’s introduction of the re-formulation of Opana® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees, and some allege that they will seek to represent classes of direct and indirect purchasers of Opana® ER. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or EPI. The United States Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order on December 12, 2014, transferring the federal cases as In Re Opana ER Antitrust Litigation, MDL No. 2580, to the U.S. District Court for the Northern District of California for coordinated or consolidated pretrial proceedings before Judge William H. Orrick.
The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
On February 25, 2014, the Company’s subsidiary, EPI received a Civil Investigative Demand (the February 25 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second Civil Investigative Demand to EPI on March 25, 2014 (the March 25 CID). The February 25 CID requests documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the Opana® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and its settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. The March 25 CID requests documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of Opana® ER. The FTC has also issued subpoenas for investigational hearings (similar to depositions) to Company employees and former Company employees. EPI intends to fully cooperate with the FTC’s investigation.
On November 3, 2014, EPI received a Civil Investigative Demand from the State of Florida Office of the Attorney General issued pursuant to the Florida Antitrust Act of 1980, Section 542.28 and seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Lidoderm®. EPI intends to fully cooperate with the FTC’s investigation. EPI intends to fully cooperate with the FTC’s investigation.
On February 9, 2015, EPI and EHSI received a Civil Investigative Demand for Production of Documents and Information from the State of Alaska Office of the Attorney General issued pursuant to Alaska’s Antitrust and Unfair Trade Practices and Consumer Protection law seeking documents and other information concerning settlement agreements with Actavis and Impax settling the Opana® ER patent litigation.
The Company and its subsidiaries are unable to predict the outcome of these investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
Paragraph IV Certifications on Lidoderm®
As previously reported, the Company’s subsidiary, EPI and the holders of the Lidoderm® New Drug Application and relevant patents, Teikoku, received a Paragraph IV Certification Notice under 21 U.S.C. 355(j) (a Paragraph IV Notice) from Watson advising of its filing of an ANDA for a generic version of Lidoderm® (lidocaine topical patch 5%), which resulted in litigation under the Hatch-Waxman Act.
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson was exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until May 1, 2014. EPI received an at market royalty equal to 25% of the gross profit generated on Watson’s sales of its generic version of Lidoderm® during its period of exclusivity. During the years ended December 31, 2014 and 2013 we recorded Watson royalty income of $51.3 million and $58.7 million, respectively, which is included in Other revenues in our Consolidated Statements of Operations.
As of December 31, 2014, there is no remaining liability associated with our Patent litigation settlement and, during the year ended December 31, 2014, there was no related activity recorded in our Consolidated Statements of Operations. During the year ended December 31, 2013, the net impact of the Watson Settlement Agreement recorded in Other (income) expense, net consisted of the amounts shown below (in thousands):

Year Ended December 31, 2013
Litigation settlement liability relieved during the year	$85,123
Cost of product shipped to Watson’s wholesaler affiliate	(11,093)
Estimated gross-to-net liabilities on product shipped to Watson’s wholesaler affiliate	(29,162)
Rebate on product shipped to Watson’s wholesaler affiliate	5,532
Net gain included in Other (income) expense, net	$50,400
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
On May 16, 2012, EPI and Teikoku received a Paragraph IV Notice from Noven Pharmaceuticals, Inc. (Noven) advising of its filing of an ANDA for a generic version of Lidoderm®, which resulting in litigation under the Hatch-Waxman Act. On April 15, 2014, EPI entered into a Settlement and License Agreement (the Noven Settlement Agreement) among EPI and Teikoku, on the one hand, and Noven, on the other hand. The Noven Settlement Agreement settled all ongoing patent litigation among the parties relating to

Noven’s generic version of Lidoderm®. Under the terms of the Noven Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Noven agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Noven’s generic version of Lidoderm®. Under the terms of the Noven Settlement Agreement, should Noven receive FDA approval, Noven may begin selling its generic version of Lidoderm® on March 1, 2015.
On May 24, 2012, EPI and Teikoku received a Paragraph IV Notice from TWi Pharmaceuticals, Inc. (TWi) advising of its filing of an ANDA for a generic version of Lidoderm®, which resulted in litigation under the Hatch-Waxman Act. On April 18, 2014, EPI entered into a Settlement and License Agreement (the TWi Settlement Agreement) among EPI and Teikoku, on the one hand, and TWi, on the other hand. The TWi Settlement Agreement settled all ongoing patent litigation among the parties relating to TWi’s generic version of Lidoderm®. Under the terms of the TWi Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, TWi agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to TWi’s generic version of Lidoderm®. Under the terms of the TWi Settlement Agreement, should TWi receive FDA approval, TWi may begin selling its generic version of Lidoderm® on March 1, 2015.
In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Lidoderm®.
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
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a Complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz, Roxane and Ranbaxy. Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. In June 2014, Mallinckrodt LLC was granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On October 18, 2013, EPI dismissed its suit against Sandoz based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On December 18, 2013, EPI dismissed its suit against Mallinckrodt LLC based on a settlement allowing Mallinckrodt LLC to launch its non-crush-resistant formulation of Opana ER in October 2017, under certain circumstances. On August 6, 2013, EPI filed motions for preliminary injunctions against Actavis and Roxane requesting the court enjoin Actavis and Roxane from launching additional Opana® ER generics pending the outcome of the patent case. On September 12, 2013, the court denied EPI’s motions for preliminary injunction. On that day, Actavis launched its generic version of non-crush-resistant Opana® ER 5, 10, 20, 30 and 40 mg tablets. EPI has appealed the denial of a preliminary injunction. A hearing on the appeal was heard January 9, 2014. On March 31, 2014, the Court of Appeals for the Federal Circuit vacated and remanded the district court ruling denying EPI’s motions. The case will return to the district court for further proceedings.
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

(ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), Impax Pharmaceuticals (Impax) and Ranbaxy Laboratories Limited (Ranbaxy), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. On January 30, 2015, EPI informed all defendants that it no longer intends to assert U.S. Patent 7,851,482. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product’s intellectual property rights and approved labeling. A trial in this case has been set for March 23, 2015. However, there can be no assurance that EPI and Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents’ expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
On August 19, 2014 and October 20, 2014, the United States Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using Opana ER and a highly pure version of the active pharmaceutical ingredient of Opana® ER. On November 7, 2014, EPI filed lawsuits against Teva, ThoRx, Par, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively.
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
EPI intends, and has been advised by Strakan Limited that it too intends, to defend vigorously Fortesta® Gel and to pursue all available legal and regulatory avenues in defense of Fortesta® Gel, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that EPI and Strakan will be successful. If EPI and Strakan are unsuccessful and Watson is able to obtain FDA approval of its product, Watson may be able to launch its generic version of Fortesta® Gel prior to the applicable patents’ expirations in 2018. Additionally, we cannot predict or determine the timing or outcome of this litigation but will explore all options as appropriate in the best interests of the Company. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of Fortesta® Gel and challenge the applicable patents.
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and either have expired or will expire by 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. On September 22, 2011, Mylan filed an Answer and Counterclaims, claiming the asserted patents are invalid or not infringed. A trial in this case was held starting November 12, 2013. On January 28, 2014, the U.S. District Court for the District of Delaware issued a decision upholding the validity and infringement by Mylan of U.S. Patent No. 5,464,864. After the District court decision, Mylan moved to enforce a purported settlement entered into by the parties. A hearing was held in the U.S. District Court for the District of Delaware on March 18, 2014. As a result of that hearing, the court vacated the earlier decision, and held that Mylan and EPI settled the Frova litigation. The terms of that settlement allow Mylan to sell Mylan’s generic frovatriptan succinate 2.5 mg tablets not earlier than four weeks prior to the expiration of U.S. Patent 5,464,864. The Company has appealed this decision. A hearing on that appeal was held on December 1, 2014. On December 4, 2014 the Federal Circuit affirmed the decision of the Lower Court that the Company and Mylan reached a settlement consistent with the terms outlined above.
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
Leases
We lease certain fixed assets under capital leases that expire through 2025. We lease automobiles, machinery and equipment and facilities under certain noncancelable operating leases that expire through 2024. These leases are renewable at our option.
On October 28, 2011, our subsidiary EPI entered into a lease agreement with RT/TC Atwater LP, a Delaware limited partnership, for a new Company headquarters to consist of approximately 300,000 square feet of office space located at 1400 Atwater Boulevard, Malvern, Pennsylvania (with a four-year option to lease up to approximately 150,000 additional square feet). The term of this triple net lease is 12 years and includes three renewal options, each for an additional 60-month period. The lease commenced on December 31, 2012 with a monthly lease rate for the initial year of $0.5 million, increasing by 2.25% each year thereafter. Additionally, beginning January 2015, approximately 60,000 square feet of this property was subleased.
This lease is accounted for as a direct financing arrangement whereby the Company recorded, over the construction period, the full cost of the asset in Property, plant and equipment, net. A corresponding liability was also recorded, net of leasehold improvements paid for by the Company, and is being amortized over the expected lease term through monthly rental payments using an effective interest method. At December 31, 2014, there was a liability of $49.9 million related to this arrangement, $3.9 million of which is included in Accounts payable and $46.0 million of which is included in Other liabilities in the accompanying Consolidated Balance Sheet.
A summary of minimum future rental payments required under capital and operating leases as of December 31, 2014 are as follows (in thousands):

	Capital Leases(1)	Operating Leases
2015	$6,526	$15,292
2016	6,640	9,320
2017	6,875	6,677
2018	7,072	4,310
2019	7,270	1,697
Thereafter	39,025	2,918
Total minimum lease payments	$73,408	$40,214
Less: Amount representing interest	8,041
Total present value of minimum payments	$65,367
Less: Current portion of such obligations	6,526
Long-term capital lease obligations	$58,841
__________

(1)	The direct financing arrangement is included under Capital Leases. Minimum payments have not been reduced by minimum sublease rentals of $23.0 million due in the future under a noncancelable sublease.
Expense incurred under operating leases was $12.8 million, $24.4 million and $25.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 15. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the years ended December 31, (in thousands):

	2014			2013			2012
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(1,646)	$547	$(1,099)	$1,233	$(458)	$775	$1,441	$(38)	$1,403
Less: reclassification adjustments for loss realized in net loss	17	—	17	—	—	—	—	—	—
Net unrealized (losses) gains	(1,629)	547	(1,082)	1,233	(458)	775	1,441	(38)	1,403
Foreign currency translation (loss) gain	(121,417)	28	(121,389)	682	32	714	2,104	60	2,164
Fair value adjustment on derivatives designated as cash flow hedges:
Fair value adjustment on derivatives designated as cash flow hedges arising during the period	—	—	—	853	(307)	546	(1,892)	680	(1,212)
Less: reclassification adjustments for cash flow hedges settled and included in net loss	—	—	—	(232)	84	(148)	436	(157)	279
Net unrealized fair value adjustment on derivatives designated as cash flow hedges	—	—	—	621	(223)	398	(1,456)	523	(933)
Other comprehensive (loss) income	$(123,046)	$575	$(122,471)	$2,536	$(649)	$1,887	$2,089	$545	$2,634
Reclassifications adjustments out of Other comprehensive (loss) income are reflected in our Consolidated Statements of Operations as Other (income) expense, net.
The following is a summary of the accumulated balances related to each component of Other comprehensive (loss) income, net of taxes, at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Net unrealized (losses) gains	$(484)	$598
Foreign currency translation loss	(123,604)	(5,193)
Fair value adjustment on derivatives designated as cash flow hedges	—	(320)
Accumulated other comprehensive loss	$(124,088)	$(4,915)

NOTE 16. SHAREHOLDERS' EQUITY
In prior periods, our Consolidated Financial Statements presented the accounts of EHSI. On October 31, 2013, Endo International plc was incorporated in Ireland as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin. On February 28, 2014 we became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which Endo Health Solutions Inc.’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol “ENL”. References throughout to “ordinary shares” refer to EHSI’s common shares, 350,000,000 authorized, par value $0.01 per share, prior to the consummation of the transactions and to Endo International plc’s ordinary shares, 1,000,000,000 authorized, par value $0.0001 per share, subsequent to the consummation of the transactions.
In addition, on February 11, 2014 the Company issued 4,000,000 euro deferred shares of US$0.01 each at par. The euro deferred shares are held by nominees in order to satisfy an Irish legislative requirement to maintain a minimum level of issued share capital denominated in euro and to have at least seven registered shareholders. The euro deferred shares carry no voting rights and are not entitled to receive any dividend or distribution.
Share Repurchase Program
In August 2012, our Board of Directors approved a share repurchase program (the 2012 EHSI Share Repurchase Program). The 2012 EHSI Share Repurchase Program authorized the Company to repurchase in the aggregate up to $450.0 million of EHSI common stock and was due to expire on March 31, 2015. The Company’s ability to repurchase shares under this program ended on February 28, 2014, at the time of the Paladin acquisition. However, the Company does have broad shareholder authority to conduct share repurchases of its ordinary shares, as our shareholders granted to the Company a general authority (the 2014 Share Buyback Authority) to make overseas market purchases (as defined by section 212 of the Irish Companies Act 1990 (the 1990 Act)) of shares of the Company on such terms and conditions as our Board of Directors may approve, but subject to the provisions of the 1990 Act and certain other provisions. Our Board of Directors has not yet considered and approved the terms and conditions of any share repurchase program pursuant to the 2014 Share Buyback Authority.
Pursuant to the 2012 EHSI Share Repurchase Program, we did not purchase any of our ordinary shares during the years ended December 31, 2014 and 2013.
NOTE 17. SHARE-BASED COMPENSATION
As discussed in Note 1. Description of Business the operating results of the Company’s HealthTronics business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. However, as share-based compensation is not material for this business, amounts in this Note 17. Share-based Compensation have not been adjusted to exclude the impact of our HealthTronics business.
Stock Incentive Plans
The Company’s approved stock incentive plans include the Endo International plc 2000, 2004, 2007, 2010 and Assumed Stock Incentive Plans (formerly known as the Endo Health Solutions Inc. Stock Incentive Plans). At December 31, 2014, approximately 13.0 million shares were reserved for future issuance upon exercise of options granted or to be granted under the various stock incentive plans. As of December 31, 2014, stock options, restricted stock awards, performance stock units and restricted stock units have been granted under these plans.
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company recognized share-based compensation expense of $32.7 million, $39.0 million and $59.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $57.8 million. This expected cost does not include the impact of any future share-based compensation awards.
Presented below is the allocation of share-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31 (in thousands).

	2014	2013	2012
Selling, general and administrative expenses	$25,448	$31,667	$51,846
Research and development expenses	5,744	6,814	6,672
Cost of revenues	1,479	517	877
Total share-based compensation expense	$32,671	$38,998	$59,395

Stock Options
During the years ended December 31, 2014, 2013 and 2012, the Company granted stock options to employees of the Company as part of their annual share compensation award and, in certain circumstances, upon their commencement of service with the Company. For all of the Company’s share-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s share price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors.
A summary of the activity under our 2000, 2004, 2007, 2010 and Assumed Stock Incentive Plans for each of the three years-ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	8,115,467	$25.79
Granted	2,237,081	$34.58
Exercised	(853,794)	$22.66
Forfeited	(613,613)	$31.31
Expired	(60,436)	$27.61
Outstanding as of December 31, 2012	8,824,705	$27.93
Granted	593,709	$30.81
Exercised	(3,836,560)	$25.32
Forfeited	(1,291,043)	$32.73
Expired	(45,022)	$30.06
Outstanding as of December 31, 2013	4,245,789	$29.30
Granted	736,948	$75.13
Exercised	(1,528,295)	$27.09
Forfeited	(371,410)	$39.76
Expired	(19,680)	$24.56
Outstanding as of December 31, 2014	3,063,352	$40.15	5.32	$103,208,779
Vested and expected to vest as of December 31, 2014	2,929,508	$39.23	5.25	$101,160,091
Exercisable as of December 31, 2014	1,477,631	$28.30	4.56	$65,901,298
The range of exercise prices for the above stock options outstanding at December 31, 2014 is from $11.91 to $79.82.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $41.4 million, $97.1 million and $19.3 million, respectively. The weighted average grant date fair value of the stock options granted in the years ended December 31, 2014, 2013 and 2012 was $20.28, $9.37 and $10.50 per option, respectively, determined using the following assumptions:

	2014	2013	2012
Average expected term (years)	4.0	5.0	5.0
Risk-free interest rate	1.3%	0.8%	0.9%
Dividend yield	—	—	—
Expected volatility	32%	33%	33%
As of December 31, 2014, the weighted average remaining requisite service period of the non-vested stock options was 2.0 years. As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $14.3 million.

Restricted Stock Units and Performance Stock Units
During the years ended December 31, 2014, 2013 and 2012, the Company granted restricted stock units (RSUs) and performance stock units (PSUs) to employees and non-employee directors of the Company as part of their annual share compensation award and, in certain circumstances, upon their commencement of service with the Company. For grants prior to 2013, PSUs are tied to both the Company’s overall revenue and its total shareholder return (TSR) relative to the total shareholder return of a selected industry group. Starting in 2013, PSU grants are only tied to TSR relative to the TSR of a selected industry group. Each award covers a three-year performance cycle. The actual number of shares awarded is adjusted to between zero and 300% of the target award amount based upon achievement of pre-determined goals. TSR relative to peers is considered a market condition while cumulative revenue performance is considered a performance condition under applicable authoritative guidance. The PSUs linked to revenue performance are marked to market on a recurring basis based on management’s expectations of future revenues.
A summary of our restricted and performance stock units for the three years ended December 31, 2014 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	2,629,782
Granted	1,087,171
Forfeited	(362,682)
Vested	(930,659)
Outstanding as of December 31, 2012	2,423,612
Granted	1,543,221
Forfeited	(899,954)
Vested	(804,451)
Outstanding as of December 31, 2013	2,262,428
Granted	609,357
Forfeited	(374,463)
Vested	(842,569)
Outstanding as of December 31, 2014	1,654,753	$120,623,231
Vested and expected to vest as of December 31, 2014	1,444,957	$99,516,485
As of December 31, 2014, the weighted average remaining requisite service period of these units was 1.9 years. The weighted average grant date fair value of the units granted during the years ended December 31, 2014, 2013 and 2012 was $73.70, $31.55 and $34.76 per unit, respectively. As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested RSUs and PSUs amounted to $27.1 million and $16.4 million, respectively.
Restricted Stock Awards
As of December 31, 2014, we had 8,046 unvested restricted stock awards outstanding with a weighted average remaining requisite service period of approximately 0.3 years.
Employee Stock Purchase Plan
The Endo International plc Employee Stock Purchase Plan (ESPP) is a Company-sponsored plan that enables employees to voluntarily elect, in advance of any of the four quarterly offering periods ending March 31, June 30, September 30 and December 31 of each year, to contribute up to 10% of their eligible compensation, subject to certain limitations, to purchase ordinary shares at 90% of the lower of the closing price of Endo ordinary shares on the first or last trading day of each offering period. The maximum number of shares that a participant may purchase in any calendar year is equal to $25,000 divided by the closing selling price per ordinary share on the first day of the offering period, subject to certain adjustments. Compensation expense is calculated in accordance with the applicable accounting guidance and is based on the share price at the beginning or end of each offering period and the purchase discount. Obligations under the ESPP may be satisfied by the reissuance of treasury stock, by the Company’s purchase of shares on the open market or by the authorization of new shares. The maximum number of shares available under the ESPP, pursuant to the terms of the ESPP plan document, is 1% of the common shares outstanding on April 15, 2011 or approximately 1.2 million shares. The ESPP shall continue in effect until the earlier of (i) the date when no shares are available for issuance under the ESPP, at which time the ESPP shall be suspended pursuant to the terms of the ESPP plan document, or (ii) December 31, 2022, unless earlier terminated. Compensation expense during the years ended December 31, 2014 and 2013 related to the Employee Stock Purchase Plan (ESPP) totaled $0.6 million and $2.5 million, respectively. The Company issued 75,450 shares from treasury with a cost totaling $4.6 million during the year ended December 31, 2014 pursuant to the ESPP and 188,374 shares with a cost totaling $5.3 million during the year ended December 31, 2013.
NOTE 18. COST OF REVENUES
The components of Cost of revenues for the years ended December 31 (in thousands) were as follows:

	2014	2013	2012
Cost of net pharmaceutical product sales	$1,231,497	$886,293	$972,246
Cost of device revenues	169,058	153,223	163,435
Total cost of revenues	$1,400,555	$1,039,516	$1,135,681
NOTE 19. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Watson litigation settlement income, net	$—	$(50,400)	$—
Net gain on sale of certain early-stage drug discovery and development assets	(5,200)	—	—
Foreign currency (gain) loss, net	(8,081)	1,275	558
Equity earnings from unconsolidated subsidiaries, net	(8,325)	(1,482)	(386)
Other miscellaneous	(8,568)	(364)	267
Other (income) expense, net	$(30,174)	$(50,971)	$439
See Note 14. Commitments and Contingencies for a discussion of the Watson litigation settlement income, net.
NOTE 20. INCOME TAXES
The components of our (loss) income from continuing operations before income tax by geography the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Domestic	$(1,276,421)	$(575,108)	$(724,421)
International	150,720	15,541	(6,002)
Total (loss) income from continuing operations before income tax	$(1,125,701)	$(559,567)	$(730,423)
Income tax consists of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Current:
Federal	$(150,863)	$100,017	$129,141
Foreign	958	2,224	2,475
State	14,723	12,424	15,207
Total current income tax	(135,182)	114,665	146,823
Deferred:
Federal	(276,899)	(134,290)	(180,628)
Foreign	(1,832)	88	(1,025)
State	(22,414)	(9,079)	(7,443)
Total deferred income tax	(301,145)	(143,281)	(189,096)
Excess tax benefits of stock options exercised	33,543	4,327	2,537
Valuation allowance	944	222	3,321
Total income tax	$(401,840)	$(24,067)	$(36,415)

A reconciliation of income tax at the federal statutory income tax rate to the total income tax provision for the years ended December 31 (in thousands):

	2014	2013	2012
Federal income tax at the statutory rate	$(393,995)	$(195,849)	$(255,649)
State income tax, net of federal benefit	(3,341)	2,203	8,720
Research and development credit	(2,535)	(6,180)	—
Uncertain tax positions	2,523	2,009	15,617
Tax effect of foreign operations	(53,030)	(2,376)	4,181
Goodwill asset impairment charges	—	166,817	176,000
Change in valuation allowance	961	—	—
Effect of permanent items:
Branded prescription drug fee	16,336	12,060	6,108
Domestic production activities deduction	—	(6,184)	(5,194)
Transaction-related expenses	5,889	2,643	—
Fines and penalties	—	44	11,195
Other	25,352	746	2,607
Total income tax	$(401,840)	$(24,067)	$(36,415)
The tax effects of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheets for the years ended December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Accrued expenses	$647,330	$413,048
Compensation related to stock options	15,415	20,685
Net operating loss carryforward	114,133	76,933
Loss on capital assets	10,642	9,112
Research and development credit carryforward	14,206	15,025
Uncertain tax positions	6,574	8,659
Prepaid royalties	5,190	—
Tax credit carryforwards	12,249	—
Other	23,133	40,302
Total gross deferred income tax assets	848,872	583,764
Deferred tax liabilities:
Depreciation and amortization	(947,367)	(613,264)
Non-cash interest expense	(6,012)	(5,425)
Other	(9,492)	—
Total gross deferred income tax liabilities	(962,871)	(618,689)
Valuation allowance	(40,654)	(17,854)
Net deferred income tax liability	$(154,653)	$(52,779)
At December 31, 2014, our NOLs and tax credit carryforwards related to multiple tax jurisdictions, including federal, foreign and various state jurisdictions, which expire at intervals between 2015 and 2034 or carry forward indefinitely. At December 31, 2014, we had gross federal and foreign net operating loss carry forwards of $450.0 million. As of December 31, 2014, we had pooled Scientific Research and Experimental Development (SR&ED) expenditures amounting to approximately $45.2 million available to offset future year’s taxable income from Canadian operations. The Company had approximately $25.3 million of Canadian investment tax credits, which expire at intervals between 2017 and 2031.
The Company’s valuation allowance increased $22.8 million from $17.9 million in 2013 to $40.7 million in 2014. Of the $22.8 million increase, the amount charged to tax expense for 2014 was $0.9 million and the amount charged to other accounts was $21.9 million. The amount charged to other accounts related primarily to valuation allowances assumed as a part of our acquisition of Paladin.
The Company is a multinational organization with operations in various foreign countries. As of December 31, 2014, deferred income taxes have not been provided on the undistributed earnings of our subsidiaries as these amounts are intended to be indefinitely reinvested in each subsidiary’s respective operations. In the unlikely event earnings from a foreign subsidiary are needed to fund the operations of another foreign subsidiary, the Company has a tax efficient structure in place that allows us to transfer funds within our structure in a tax efficient manner without incurring a tax cost.
In the event the Company repatriates earnings of its U.S. foreign subsidiaries, a provision of taxes would be required. However, it is the practice and intention of the Company to reinvest the earnings of its U.S. foreign subsidiaries in those operations. As of December 31, 2014, the Company has not made a provision for U.S income taxes or additional foreign withholding taxes on approximately $111.8 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable at this time to calculate the amount of tax liability that would be incurred if the earnings were repatriated.
We evaluate our tax positions using the prescribed two-step process. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50% (more-likely-than-not) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.
The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties resulted in income tax expense of $4.6 million for the year ended December 31, 2014, income tax benefit of $0.9 million for the year ended December 31, 2013 and income tax expense of $0.5 million for the year ended December 31, 2012.

A reconciliation of the change in the unrecognized tax benefits (UTB) balance from January 1, 2012 to December 31, 2014 is as follows (in thousands):

Unrecognized Tax Benefit Federal, State, and Foreign Tax
UTB Balance at January 1, 2012	$40,628
Gross additions for current year positions	24,088
Gross additions for prior period positions	285
Gross reductions for prior period positions	(632)
Decrease due to lapse of statute of limitations	(5,452)
UTB Balance at December 31, 2012	$58,917
Gross additions for current year positions	2,076
Gross additions for prior period positions	4,618
Gross reductions for prior period positions	(2,390)
Decrease due to lapse of statute of limitations	(4,592)
UTB Balance at December 31, 2013	$58,629
Gross additions for current year	6,008
Gross additions for prior period positions	873
Gross reductions for prior period positions	(6,647)
Decrease due to lapse of statute of limitations	(5,067)
Decrease due to settlements	(597)
Additions related to acquisitions	54,750
Currency translation adjustment	(2,619)
UTB Balance at December 31, 2014	$105,330
Accrued interest and penalties	10,474
Total UTB balance including accrued interest and penalties	$115,804
Current portion (included in accrued expenses)	$—
Non-current portion (included in other liabilities)	$115,804
The Company and its subsidiaries are routinely examined by various taxing authorities, which have proposed adjustments to tax for issues such as certain tax credits and the deductibility of certain expenses. While it is possible that one or more of these examinations may be resolved within the next twelve months, it is not anticipated that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. In addition, the expiration of statutes of limitations for various jurisdictions is expected to reduce the unrecognized tax benefits balance by an insignificant amount.
The Company files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities. In general, the Company is no longer subject to U.S. Federal, state and local, and foreign income tax examinations by tax authorities for years before 2007. The Company believes that it has provided adequately for uncertain tax positions relating to all open tax years by tax jurisdiction.
The total amount of gross unrecognized tax benefits as of December 31, 2014 is $115.8 million, including interest and penalties, of which $109.2 million, if recognized, would affect the Company’s effective tax rate. This liability is included in Other liabilities in the Consolidated Balance Sheets. With the exception of $54.8 million in additions related to acquisitions, the change in the total amount of unrecognized tax benefits did not have a material impact on the Company’s results of operations or financial position as of December 31, 2014. Any future adjustments to our uncertain tax position liability will result in an impact to our income tax provision and effective tax rate.
It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

NOTE 21. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share as of December 31 (in thousands, except per share data):

	2014	2013	2012
Numerator:
Loss from continuing operations	$(723,861)	$(535,500)	$(694,008)
Less: Net (loss) income from continuing operations attributable to noncontrolling interests	(399)	—	—
Loss from continuing operations attributable to Endo International plc ordinary shareholders	(723,462)	(535,500)	(694,008)
Income (loss) from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	2,143	(149,839)	(46,329)
Net loss attributable to Endo International plc ordinary shareholders	$(721,319)	$(685,339)	$(740,337)
Denominator:
For basic per share data—weighted average shares	146,896	113,295	115,719
Dilutive effect of ordinary share equivalents	—	—	—
Dilutive effect of 1.75% Convertible Senior Subordinated Notes and warrants	—	—	—
For diluted per share data—weighted average shares	146,896	113,295	115,719
Basic net loss per share data is computed based on the weighted average number of ordinary shares outstanding during the period. Diluted loss per share data is computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations attributable to Endo International plc ordinary shareholders during the period, the dilutive impact of ordinary share equivalents outstanding during the period. Ordinary share equivalents are measured under the treasury stock method.
All stock options and stock awards were excluded from the diluted share calculation for the years ended December 31, 2014, 2013 and 2012 because their effect would have been anti-dilutive, as the Company was in a loss position.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 are only included in the dilutive net loss per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average share price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 3.4 million at December 31, 2014.
The maximum incremental potential dilution of shares that could have occurred if our Convertible Notes and warrants were converted to ordinary shares was 6.8 million, 26.0 million and 26.0 million shares for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were excluded from the diluted loss per share per share calculations for those respective periods.
NOTE 22. SAVINGS AND INVESTMENT PLAN AND DEFERRED COMPENSATION PLANS
Savings and Investment Plan
Endo established a defined contribution Savings and Investment Plan (the Endo 401(k) Plan) covering all employees. Employee contributions can be made on a pre-tax basis under section 401(k) of the Internal Revenue Code (the Code). Effective January 1, 2014, the Endo 401(k) Plan was amended to modify the employer matching contributions such that the Company will match 100% of the first 3% of eligible cash compensation that a participant contributes to the Endo 401(k) Plan plus 50% of the next 2% for a total of up to 4% of the participants’ contributions subject to limitations under section 401(k) of the Code. This compares to 100% of the first 6%

of eligible cash compensation that a participant contributes to the Endo 401(k) Plan, which was in effect until December 31, 2013. Participants are immediately vested with respect to their own contributions and the Company’s matching contributions.
On July 2, 2010, the Company acquired HealthTronics, Inc., which sponsored the HealthTronics, Inc. and Subsidiaries 401(k) Plan (the HealthTronics Plan). The HealthTronics Plan was a defined contribution profit-sharing plan with a 401(k) option covering all employees of HealthTronics, Inc. In June 2011, former HealthTronics, Inc. employees began to participate in the Endo 401(k) Plan and the HealthTronics Plan assets were transferred into the Endo 401(k) Plan. On February 3, 2014, the Company sold its HealthTronics, Inc. subsidiary. In connection with this divestiture, all employee and employer contributions for HealthTronics employees in the Endo 401(k) Plan ended effective on the date of the transaction, February 3, 2014. HealthTronics employees were able to maintain their plan assets in the Plan after the transaction closed, and are able to withdraw or rollover their plan assets under the normal terms of the plan document.
On June 17, 2011, the Company acquired AMS, which sponsors the AMS Savings and Investment Plan (the AMS Plan). The AMS Plan was a defined contribution profit-sharing plan with a 401(k) option covering all employees of AMS. In January 2013, former AMS employees began to participate in the Endo 401(k) Plan, and the AMS Plan assets were transferred into the Endo 401(k) Plan.
Costs incurred for contributions made by us to the various 401(k) plans amounted to $10.5 million, $16.5 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Executive Deferred Compensation Plan
In December 2007, Endo’s Board of Directors (the Board) adopted an executive deferred compensation plan (the Executive Deferred Compensation Plan) and a 401(k) restoration plan (the 401(k) Restoration Plan) both effective as of January 1, 2008. Both plans cover employees earning over the Internal Revenue Code plan compensation limit, which would include the chief executive officer, chief financial officer and other named executive officers. The Executive Deferred Compensation Plan allows for deferral of up to 50% of the bonus, with payout to occur as elected, either in a lump sum or in installments, and up to 100% of restricted stock units granted, with payout to occur either in a lump sum or in installments. Under the 401(k) Restoration Plan the participant may defer the amount of base salary and bonus that would have been deferrable under the Company’s Savings and Investment Plan (up to 50% of salary and bonus) if not for the qualified plan statutory limits on deferrals and contributions. Payment occurs as elected, either in lump sum or in installments.
Directors Deferred Compensation Plan
Also in December 2007, the Board adopted a directors deferred compensation plan (the Directors Deferred Compensation Plan), effective January 1, 2008. The purpose of this plan is to provide non-employee directors the opportunity to defer up to 100% of meeting fees, retainer fees, and restricted stock units, with payout to occur as elected either in lump sum or installments. Effective with the 2014 plan year, the Company discontinued the Endo Directors Deferred Compensation Plan.
Directors Stock Election Plan
In December 2007, Endo established a directors stock election plan (the Directors Stock Election Plan). The purpose of this plan is to provide non-employee directors the opportunity to have some, or all of their retainer fees delivered in the form of Endo ordinary shares. The amount of shares will be determined by dividing the portion of cash fees elected to be received as shares by the closing price of the shares on the day the payment would have otherwise been paid in cash.
NOTE 23. SUBSEQUENT EVENTS
Acquisition of Auxilium Pharmaceuticals, Inc.
On January 29, 2015, the Company acquired all of the outstanding shares of common stock of Auxilium Pharmaceuticals, Inc. (Auxilium) in a transaction valued at approximately $3.0 billion, including $790.8 million of cash paid to Auxilium shareholders. Pursuant to the terms of the Merger Agreement, of the 54.97 million outstanding Auxilium shares eligible to make an election, 94.9% elected to receive transaction consideration equal to 0.4880 Endo shares per Auxilium share (the Stock Election Consideration), 0.4% elected to receive 100% cash, which equated to $33.25 of cash per Auxilium share (the Cash Election Consideration) and 4.7% elected or defaulted to receive a mix of $16.625 in cash and 0.2440 Endo shares per Auxilium share (the Standard Election Consideration). The result of the elections led to an oversubscription of the Stock Election Consideration and, in accordance with the proration method described in the Merger Agreement and proxy statement/prospectus provided to Auxilium shareholders, each Auxilium share for which an election was made to receive the Stock Election Consideration was instead entitled to receive approximately 0.3448 Endo shares and $9.75 in cash.

Also on January 29, 2015, in connection with the consummation of the merger, Endo and Auxilium entered into an agreement relating to Auxilium’s $350.0 million of 1.50% convertible senior notes due 2018 (the Auxilium Notes), pursuant to which the Auxilium Notes are no longer convertible into shares of Auxilium common stock and instead are convertible into cash and ordinary shares of Endo based on the weighted average of the cash and Endo ordinary shares received by Auxilium stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Auxilium common stock a holder of Auxilium Notes was previously entitled to receive upon conversion of Notes, such holder instead became entitled to receive $9.88 in cash and 0.3430 Endo ordinary shares. Pursuant to this agreement, Endo became a co-obligor of Auxilium’s obligations under the Auxilium Notes and expressly agreed to assume, jointly and severally with Auxilium, liability for (a) the due and punctual payment of the principal (and premium, if any) and interest, if any, on all of the Auxilium Notes issued under the corresponding indenture, (b) the due and punctual delivery of Endo ordinary shares and/or cash upon conversion of the Auxilium Notes by note holders and (c) the due and punctual performance and observance of all of the covenants and conditions of the corresponding indenture to be performed by Auxilium. From the closing of the acquisition on January 29, 2015 until February 20, 2015, holders of the Auxilium Notes converted the majority of the Auxilium Notes.
The Auxilium 2004 Equity Compensation Plan was also terminated in connection with the consummation of the merger on January 29, 2015.
In connection with Merger Agreement, Endo advanced to QLT, Inc. (QLT) the amount required to fund the payment of a termination fee of $28.4 million (QLT Termination Fee Loan) to terminate its agreement with Auxilium. QLT terminated its agreement with Auxilium effective October 8, 2014. The QLT Termination Fee Loan is to be repaid, together with interest thereon, within 12 months of the day after signing the Merger Agreement (by October 10, 2015), or sooner under certain circumstances.
Auxilium is a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specific patients’ needs. Auxilium, with a broad range of first- and second-line products across multiple indications, is an emerging leader in the men’s healthcare sector and has strategically focused its product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas. As a result, we believe its business is highly complementary to Endo’s branded pharmaceuticals business. The Company further believes this transaction is well aligned with our growth strategy and we see significant opportunities to leverage our leading presence in men’s health, as well as our R&D capabilities and financial resources to accelerate the growth of Auxilium’s Xiaflex® and its other products.
6.00% Senior Notes Due 2025
On January 27, 2015, Endo Limited, Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 (the 2025 Notes). The 2025 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2025 Notes are senior unsecured obligations of the Issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2025 Notes is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2015. The 2025 Notes will mature on February 1, 2025, subject to earlier repurchase or redemption in accordance with the terms of the 2025 Notes indenture incorporated by reference herein.
The 2025 Notes were issued to (i) finance its acquisition of Auxilium, (ii) refinance certain indebtedness of Auxilium and (iii) pay related transaction fees and expenses.
On or after February 1, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2025 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From February 1, 2020 to and including January 31, 2021	103.000%
From February 1, 2021 to and including January 31, 2022	102.000%
From February 1, 2022 to and including January 31, 2023	101.000%
From February 1, 2023 and thereafter	100.000%
In addition, at any time prior to February 1, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2025 Notes at a specified redemption price set forth in the indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to February 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 106.000% of the aggregate principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest. If Endo Limited experiences certain change of control events, the Issuers must offer to repurchase the 2025 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

The 2025 Notes indenture contains covenants that, among other things, restrict Endo Limited’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to payment restrictions on the ability of restricted subsidiaries to make payments to Endo Limited, create certain liens, merge, consolidate or sell substantially all of Endo Limited’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2025 Notes receiving investment grade credit ratings.
Also on January 27, 2015, the Issuers and the guarantors of the 2025 Notes entered into a registration rights agreement under which they will be required to use their commercially reasonable efforts to (i) file with the SEC by March 31, 2016 an exchange offer registration statement pursuant to which they will offer, in exchange for the 2025 Notes, new notes having terms substantially identical in all material respects to those of the 2025 Notes (except the new notes will not contain terms with respect to transfer restrictions) (the A/B Exchange Offer), (ii) complete the A/B Exchange Offer by July 1, 2016 or, under specified circumstances, (iii) file a shelf registration statement with the SEC covering resales of the 2025 Notes. The Issuers may be required to pay additional interest if they fail to comply with the registration and exchange requirements set forth in the registration rights agreement.
Acquisition of Remaining Shares of Litha
On February 10, 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital which it did not own for consideration of approximately $0.24 per share in a cash transaction valued at approximately $40.1 million, based on the exchange rate in effect on December 31, 2014. At December 31, 2014, our Paladin subsidiary owned approximately 70.3% of the issued ordinary share capital of Litha. In connection with this transaction, Paladin had deposited cash into an escrow account, primarily for the purpose of guaranteeing amounts required to be paid to Litha’s security holders in connection with this acquisition. The balance in this account at December 31, 2014 of approximately $40.2 million is included in Restricted cash and cash equivalents in the Consolidated Balance Sheets.
Disposition of AMS Business
On March 1, 2015, the Transactions Committee of the Board of Directors approved a plan to sell the Company’s AMS business, which comprises the entirety of our Devices segment.  Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation for up to $1.65 billion, with $1.6 billion in upfront cash. The Company is also eligible to receive a potential milestone payment of $50 million in cash conditioned on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health components in 2016. The transaction with Boston Scientific Corporation is expected to close in the third quarter of 2015, subject to customary conditions, including the expiration or termination of any applicable waiting periods under applicable competition laws. In addition, the Company is currently evaluating strategic alternatives for the Women’s Health component of the AMS business.
See Note 6. Segment Results for selected operating results of our Devices segment.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except share and per share data)
2014 (1)(2)
Total revenues	$594,609	$718,684	$763,938	$799,957
Gross profit	$342,648	$372,945	$384,739	$376,301
(Loss) income from continuing operations	$(438,697)	$23,554	$(252,049)	$(56,669)
Discontinued operations, net of tax	$5,419	$(3,168)	$—	$3,426
Net (loss) income attributable to Endo International plc	$(436,912)	$21,160	$(252,084)	$(53,483)
Net (loss) income per share attributable to Endo International plc ordinary shareholders—Basic:
Continuing operations	$(3.42)	$0.16	$(1.64)	$(0.37)
Discontinued operations	0.01	(0.02)	—	0.02
Basic	$(3.41)	$0.14	$(1.64)	$(0.35)
Net (loss) income per share attributable to Endo International plc ordinary shareholders—Diluted:
Continuing operations	$(3.42)	$0.15	$(1.64)	$(0.37)
Discontinued operations	0.01	(0.02)	—	0.02
Diluted	$(3.41)	$0.13	$(1.64)	$(0.35)
Weighted average shares—Basic	128,135	152,368	153,309	153,772
Weighted average shares—Diluted	128,135	163,369	153,309	153,772
2013 (3)
Total revenues	$658,494	$712,148	$661,319	$584,946
Gross profit	$404,113	$438,735	$403,483	$331,060
Income (loss) from continuing operations	$21,653	$41,749	$69,175	$(668,077)
Discontinued operations, net of tax	$4,950	$6,362	$(14,560)	$(93,666)
Net income (loss) attributable to Endo International plc	$15,349	$34,999	$40,223	$(775,910)
Net income (loss) per share attributable to Endo International plc ordinary shareholders—Basic:
Continuing operations	$0.19	$0.37	$0.61	$(5.80)
Discontinued operations	(0.05)	(0.06)	(0.26)	(0.94)
Basic	$0.14	$0.31	$0.35	$(6.74)
Net income (loss) per share attributable to Endo International plc ordinary shareholders—Diluted:
Continuing operations	$0.19	$0.36	$0.58	$(5.80)
Discontinued operations	(0.05)	(0.06)	(0.25)	(0.94)
Diluted	$0.14	$0.30	$0.33	$(6.74)
Weighted average shares—Basic	111,216	112,531	114,327	115,105
Weighted average shares—Diluted	113,189	117,221	120,261	115,105
__________

(1)
(Loss) income from continuing operations for the year ended December 31, 2014 was impacted by (1) milestone payments to collaborative partners of $11.2 million, $10.4 million, $13.4 million and $16.8 million in the first, second, third and fourth quarters, respectively (2) acquisition-related and integration items of $45.3 million, $19.6 million, $6.9 million and $13.7 million during the first, second, third and fourth quarters, respectively (3) asset impairment charges of $22.5 million during the fourth quarter (4) inventory step-up charges of $3.6 million, $19.1 million, $17.4 million and $25.5 million during the first, second, third and fourth quarters, respectively (5) amortization expense relating to intangible assets of $58.9 million, $64.6 million, $70.8 million and $86.3 million during the first, second, third and fourth quarters, respectively (6) certain integration costs and separation benefits incurred in connection with continued efforts to enhance the Company’s operations and other miscellaneous costs of $0.3 million, $11.5 million, $8.2 million and $9.6 million during the first, second, third and fourth quarters, respectively (7) other charges related to litigation-related and other contingent matters totaling $641.1 million, $32.9 million, $483.9 million and $188.6 million during the first, second, third and fourth quarters, respectively (8) a charge for an additional year of the branded prescription drug fee in accordance with U.S. Internal Revenue Service (IRS) regulations issued in the third quarter of 2014 of $25.0 million and (9) amounts related to expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code of $60.0 million, $(4.7) million and $(1.0) million during the first, second and third quarters, respectively.

(2)
In the fourth quarter of 2014, the Company recorded certain measurement period adjustments reflecting changes in the preliminary estimated fair values of certain assets and liabilities acquired in connection with the Company’s various 2014 business combinations, including adjustments to intangible assets and inventory, among others. The Company considered the impact of these adjustments on the comparative financial information presented, which related primarily to intangible asset amortization expense and inventory step-up costs, and determined that the retrospective impact was not material to the Company’s Consolidated Financial Statements for any of the periods presented. Accordingly, in the fourth quarter of 2014, the Company recorded combined pre-tax charges for intangible asset amortization and inventory step-up of approximately $9.2 million, which included the cumulative effect of these measurement period adjustments, a portion of which related to each of the first, second and third quarters of 2014. This amount was recorded to Cost of revenues.

(3)
Income (loss) from continuing operations for the year ended December 31, 2013 was impacted by (1) milestone payments to collaborative partners of $2.6 million, $5.4 million, $3.1 million and $18.6 million in the first, second, third and fourth quarters, respectively (2) acquisition-related and integration items of $0.6 million, $1.8 million, $1.5 million and $4.1 million during the first, second, third and fourth quarters, respectively (3) asset impairment charges of $1.1 million, $2.8 million, $0.8 million and $514.3 million during the first, second, third and fourth quarters, respectively (4) amortization expense relating to intangible assets of $47.4 million, $51.2 million, $45.1 million and $42.2 million during the first, second, third and fourth quarters, respectively (5) certain integration costs and separation benefits incurred in connection with continued efforts to enhance the Company’s operations and other miscellaneous costs of $13.7 million, $51.6 million, $20.7 million and $14.3 million during the first, second, third and fourth quarters, respectively and (6) other charges related to litigation-related and other contingent matters totaling $57.3 million, $56.3 million, $30.0 million and $343.7 million during the first, second, third and fourth quarters, respectively.

Quarterly and year to date computations of per share amounts are made independently, therefore the sum of the per share amounts for the quarters may not equal the per share amounts for the year.
The assets of our HealthTronics business and related liabilities are classified as held for sale in the Consolidated Balance Sheets and its operating results are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. See Note 3. Discontinued Operations for further discussion.

Exhibit No.	Title
2.1
Amended and Restated Agreement and Plan of Merger, dated as of November 17, 2014, by and among Auxilium Pharmaceuticals, Inc., Endo International plc, Endo U.S. Inc., and Avalon Merger Sub Inc. (incorporated by reference to Annex A of the prospectus on Form 424B3 filed with the Commission on December 24, 2014)

3.1
Certificate of Incorporation on re-registration as a public limited company of Endo International plc (incorporated by reference to Exhibit 3.1 of the Endo International plc Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

3.2
Memorandum and Articles of Association of Endo International plc (incorporated by reference to Exhibit 3.2 of the Endo International plc Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

4.1	Specimen Share Certificate of Endo International plc (incorporated by reference to Exhibit 4.3 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.6
Indenture by and between Endo Pharmaceuticals Holdings Inc. (n/k/a Endo Health Solutions Inc.) and The Bank of New York dated April 15, 2008 (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.7
Convertible Bond Hedge Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated by reference to Exhibit 10.7 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.8
Issuer Warrant Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated by reference to Exhibit 10.8 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9
Issuer Share Repurchase Transaction Confirmation entered into by and between Endo and Deutsche Bank AG, London Branch, dated April 9, 2008 (incorporated by reference to Exhibit 10.9 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.9.1
Partial Unwind Agreement, dated as of April 17, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.9.1 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.9.2
Partial Unwind Agreement, dated as of April 21, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch incorporated by reference to Exhibit 10.9.2 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.9.3
Partial Unwind Agreement, dated as of April 22, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch incorporated by reference to Exhibit 10.9.3 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.9.4
First Partial Unwind Agreement, dated as of July 21, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch incorporated by reference to Exhibit 10.9.4 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.9.5
Second Partial Unwind Agreement, dated as of July 21, 2014 with respect to the Call Option Transaction Confirmation, dated as of April 9, 2008 and the Warrant Confirmation, dated as of April 9, 2008 between Endo Health Solutions Inc. (formerly Endo Pharmaceutical Holdings Inc.), and Deutsche Bank AG, London Branch incorporated by reference to Exhibit 10.9.5 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.10*
Sole and Exclusive License Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals Inc. (Endo Pharmaceuticals) and Hind HealthCare, Inc. (incorporated by reference to Exhibit 10.10 of the Endo Health Solutions Inc. Registration Statement filed with the Commission on June 9, 2000)

10.11
Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.12
Amended and Restated 401(k) Restoration Plan (incorporated by reference to Exhibit 10.12 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.13
Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.14*
Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. (incorporated by reference to Exhibit 10.14 of the Endo Health Solutions Inc. Registration Statement filed with the Commission on June 9, 2000)

10.14.1*
First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.1 of the Endo Health Solutions Inc. Current Report on Form 8-K dated April 30, 2007)

10.14.2*
Second Amendment, effective December 16, 2009, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of April 24, 2007, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.2 of the Endo Health Solutions Inc. Current Report on Form 8-K dated January 11, 2010)

10.14.3*
Third Amendment, effective November 1, 2010, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of December 16, 2009, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.3 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended September 30, 2010 filed with the Commission on November 2, 2010)

10.14.4*
Fourth Amendment, effective February 25, 2015, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of November 1, 2010, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc.

10.17*
Supply Agreement, dated as of April 27, 2012, between Endo Pharmaceuticals and Noramco, Inc. (incorporated by reference to Exhibit 10.17 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012 filed with the Commission on May 1, 2012)

10.19*
Master Services Agreement, dated as of May 18, 2010, by and between Endo Pharmaceuticals and UPS Supply Chain Solutions, Inc. (incorporated by reference to Exhibit 10.19 of the Endo Health Solutions Inc. Current Report on Form 8-K dated May 20, 2010)

10.19.1*
Amendment No. 1 to the Master Services Agreement, between UPS Supply Chain Solutions, Inc. and Endo Pharmaceuticals, dated February 21, 2012 (incorporated by reference to Exhibit 10.19.1 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012)

10.19.2*
Service Schedule No. 5 for Ocean Freight Services to the Master Services Agreement, between UPS Supply Chain Solutions, Inc. and Endo Pharmaceuticals Inc., dated August 16, 2013 (incorporated by reference to Exhibit 10.19.2 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 filed with the Commission on November 5, 2013)

10.21	Endo International plc Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.22	Endo International plc Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.31*
License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008 (incorporated by reference to Exhibit 10.31 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.1*
Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 28, 2008 (incorporated by reference to Exhibit 10.31.1 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended March 31, 2008 filed with the Commission on May 2, 2008)

10.31.2*
Amendment No. 2 to License and Supply Agreement, by and among Novartis AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of December 31, 2012 (incorporated by reference to Exhibit 10.31.2 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.32*
Sales and Promotional Services Agreement, effective December 30, 2011, by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated by reference to Exhibit 10.32 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2011 filed with the Commission on February 29, 2012)

10.32.1*
First Amendment, effective September 26, 2012, to the Sales and Promotional Services Agreement by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated by reference to Exhibit 10.32.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on February 20, 2013)

10.32.2
Notice of Termination, effective as of July 1, 2013, of the Sales and Promotional Services Agreement by and between Ventiv Commercial Services, LLC and Endo Pharmaceuticals (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on June 5, 2013)

10.35
Amended and Restated Employment Agreement, dated as of December 19, 2007, by and between Endo and Caroline B. Manogue (incorporated by reference to Exhibit 10.29 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2007 filed with the Commission on February 26, 2008)

10.36
Employment Agreement between Endo Pharmaceuticals Holdings Inc. (n/k/a Endo Health Solutions Inc.) and Julie McHugh (incorporated by reference to Exhibit 10.2 of the Endo Health Solutions Inc. Current Report on Form 8-K, dated March 12, 2010)

10.37	Endo International plc Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.38	Endo International plc Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.39
Termination Agreement Relating to the Master Development and Toll Manufacturing Agreement, effective as of December 31, 2012, by and between Endo Pharmaceuticals and Novartis Consumer Health, Inc. (incorporated by reference to Exhibit 10.39.4 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.41
Policy of Endo International plc Relating to Insider Trading in Company Securities and Confidentiality of Information, effective April 29, 2014 (incorporated by reference to Exhibit 10.41 of the Endo International plc Form 10-Q for the Quarter ended March 31, 2014 filed with the Commission on May 9, 2014)

10.42	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K, dated May 8, 2009)

10.44
Executive Employment Agreement between Endo Health Solutions Inc. and Alan G. Levin, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on March 8, 2013)

10.50
Form of Stock Option Grant Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.50 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.51
Form of Restricted Stock Unit Grant Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.51 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2008 filed with the Commission on March 2, 2009)

10.57
Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between Indevus and Esprit Pharma, Inc. (n/k/a Allergan USA, Inc.) (incorporated by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K dated September 21, 2007)

10.58
First Amendment to Amended and Restated License, Commercialization and Supply Agreement between Indevus Pharmaceuticals, Inc. and Allergan USA, Inc. dated as of January 9, 2009 (incorporated by reference to Exhibit 10.1 to the Indevus Current Report on Form 8-K, dated January 15, 2009)

10.59
Endo International plc Endo Stock Award Agreement Under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.60
Endo International plc 2010 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.60 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.96
Stock Purchase Agreement, dated September 28, 2010, by and among Endo Pharmaceuticals, Endo Pharmaceuticals Holdings Inc. (n/k/a Endo Health Solutions Inc.), Generics International (US Parent), Inc., and Apax Quartz (Cayman) L.P. (incorporated by reference to Exhibit 2.1 of the Endo Health Solutions Inc. Current Report on Form 8-K dated September 30, 2010)

10.96.1
Amendment to Stock Purchase Agreement, effective October 17, 2012, by and among Endo Pharmaceuticals, Endo Health Solutions Inc., Generics International (US Parent), Inc., and Apax Quartz (Cayman) L.P. (incorporated by reference to Exhibit 10.144 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012 filed with the Commission on November 5, 2012)

10.101
Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on November 24, 2010)

10.102
Form of 7.00% Senior Notes due 2020 dated November 23, 2010 (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on November 24, 2010)

10.106
Form of Amended and Restated Performance Award Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.106 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011 filed with the Commission on April 29, 2011)

10.109
Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.110
Form of 7% Senior Notes due 2019 (included in Exhibit 10.110) (incorporated by reference to Exhibit 4.2 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.111
Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference to Exhibit 4.3 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.112
Form of 7 1/4% Senior Notes due 2022 (included in Exhibit 10.112) (incorporated by reference to Exhibit 4.4 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on June 9, 2011)

10.115
Endo International plc Amended and Restated Assumed Stock Incentive Plan (incorporated by reference to Exhibit 4.8 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.116
Endo International plc Stock Option Agreement (Under the Endo International plc Assumed Stock Incentive Plan) (incorporated by reference to Exhibit 10.116 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.117
Endo International plc Stock Award Agreement (Under the Endo International plc Assumed Stock Incentive Plan) (incorporated by reference to Exhibit 10.117 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.121
Executive Employment Agreement between Endo and David P. Holveck, dated as of October 27, 2011 (incorporated by reference to Exhibit 10.121 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 filed with the Commission on October 31, 2011)

10.122
Executive Employment Agreement between Endo and Ivan P. Gergel, dated as of October 27, 2011 (incorporated by reference to Exhibit 10.122 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 filed with the Commission on October 31, 2011)

10.123
Executive Employment Agreement between Endo and Rajiv De Silva, dated as of February 24, 2013 and effective as of March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on February 25, 2013)

10.124
Build to Suit Lease Agreement between Endo Pharmaceuticals and RT/TC Atwater LP (incorporated by reference to Exhibit 10.124 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 filed with the Commission on October 31, 2011)

10.125
First Supplemental Indenture, among Penwest Pharmaceuticals Co. and Generics International (US), Inc., as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 13, 2010, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.2 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.126
Second Supplemental Indenture, among Generics Bidco I, LLC, as guaranteeing subsidiary, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 21, 2010, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.3 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.127
Third Supplemental Indenture, among Ledgemont Royalty Sub LLC, as guaranteeing subsidiary, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated February 17, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.4 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.128
Fourth Supplemental Indenture, among Vintage Pharmaceuticals, LLC, as guaranteeing subsidiary, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated April 5, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.5 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.129
Fifth Supplemental Indenture, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., AMS Research Corporation, AMS Sales Corporation and Laserscope, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 22, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.6 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.130
Sixth Supplemental Indenture, among American Medical Systems, Inc. and Laserscope, as successor guarantors, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated August 16, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.7 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.131
Seventh Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated November 23, 2010 (incorporated by reference as Exhibit 4.8 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.132
First Supplemental Indenture, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., AMS Research Corporation, AMS Sales Corporation and Laserscope, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 17, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference as Exhibit 4.11 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.133
Second Supplemental Indenture, among American Medical Systems, Inc. and Laserscope, as successor guarantors, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated August 16, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference as Exhibit 4.12 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.134
Third Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference as Exhibit 4.13 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.135
First Supplemental Indenture, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., AMS Research Corporation, AMS Sales Corporation and Laserscope, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 17, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference as Exhibit 4.16 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.136
Second Supplemental Indenture, among American Medical Systems, Inc. and Laserscope, as successor guarantors, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated August 16, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference as Exhibit 4.17 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.137
Third Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference as Exhibit 4.18 of the Endo Health Solutions Inc. Form S-4 filed with the Commission on October 14, 2011)

10.138
Endo International plc Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.139*
Development, License and Supply Agreement, dated as of December 18, 2007, between Endo Pharmaceuticals and Grünenthal GmbH (incorporated by reference to Exhibit 10.139 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012 filed with the Commission on May 1, 2012)

10.139.1*
First Amendment to Development, License and Supply Agreement, dated as of December 19, 2012, between Endo Pharmaceuticals and Grünenthal GmbH (incorporated by reference to Exhibit 10.139.1 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.139.2*
Second Amendment to Development, License and Supply Agreement, dated as of February 18, 2014, between Endo Pharmaceuticals and Grünenthal GmbH (incorporated by reference to Exhibit 10.139.2 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.140*
Settlement and License Agreement dated as of June 8, 2010 by and among Penwest Pharmaceuticals Co., Endo Pharmaceuticals and IMPAX Laboratories, Inc. (incorporated by reference to Exhibit 10.4 to the Penwest Pharmaceuticals Co. Form 10-Q for the quarterly period ended June 30, 2010, filed with the Commission on August 6, 2010)

10.141
Settlement and License Agreement, dated as of May 28, 2012, by and among Endo Pharmaceuticals, Teikoku Pharma USA, Inc. Teikoku Seiyaku Co., Ltd. and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on May 29, 2012)

10.142*
2008 Amended and Restated Packaging and Labeling Services Agreement, effective as of September 15, 2008, by and between Endo Pharmaceuticals and Sharp Corporation (incorporated by reference to Exhibit 10.142 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012 filed with the Commission on August 7, 2012)

10.142.1
First Amendment, effective as of December 1, 2010, to the 2008 Amended and Restated Packaging and Labeling Services Agreement by and between Endo Pharmaceuticals and Sharp Corporation (incorporated by reference to Exhibit 10.142.1 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012 filed with the Commission on August 7, 2012)

10.142.2*
Second Amendment, effective as of June 1, 2012, to the 2008 Amended and Restated Packaging and Labeling Services Agreement by and between Endo Pharmaceuticals and Sharp Corporation (incorporated by reference to Exhibit 10.142.2 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 filed with the Commission on August 7, 2012)

10.143
Preferability letter regarding change in accounting policy related to Goodwill (incorporated by reference to Exhibit 10.143 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 filed with the Commission on November 5, 2012)

10.144*
Master Settlement Agreement, entered into on June 14, 2013, by and between Freese & Goss, PLLC/Matthews & Associates and American Medical Systems, Inc. (incorporated by reference to Exhibit 10.144 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013 filed with the Commission on August 6, 2013)

10.145*
Membership Interest Purchase and Sale Agreement among Generics International (US) Inc., Boca Life Science Holdings, LLC, Boca Pharmacal LLC and the Members of Boca Life Science Holdings, LLC, dated as of August 27, 2013 (incorporated by reference to Exhibit 10.145 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 filed with the Commission on November 5, 2013)

10.146
Executive Employment Agreement between Endo Health Solutions Inc. and Suketu P. Upadhyay, dated as of September 4, 2013 and effective as of September 23, 2013 (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.147
Indenture, dated December 19, 2013, between Endo Finance Co. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on December 19, 2013)

10.148	Form of 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on December 19, 2013)

10.149
Arrangement Agreement, dated as of November 5, 2013, among Endo Health Solutions Inc., Sportwell Limited, Sportwell II Limited, ULU Acquisition Corp., RDS Merger Sub, LLC, 8312214 Canada Inc. and Paladin Labs Inc. (incorporated by reference to Exhibit 2.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.150
Voting Agreement, dated as of November 5, 2013, between Endo Health Solutions Inc. and Jonathan R. Goodman (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.151
Voting Agreement, dated as of November 5, 2013, between Endo Health Solutions Inc., 4527712 Canada Inc. and certain shareholders of Paladin Labs Inc. (incorporated by reference to Exhibit 10.2 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.152
Commitment Letter, dated as of November 5, 2013, among Endo Health Solutions Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Royal Bank of Canada and RBC Capital Markets, LLC. (incorporated by reference to Exhibit 10.3 of the Endo Health Solutions Inc. Current Report on Form 8-K filed with the Commission on November 6, 2013)

10.153
Executive Employment Agreement between Endo Health Solutions Inc. and Donald W. DeGolyer, dated as of May 24, 2013 and effective as of August 1, 2013 (incorporated by reference to Exhibit 10.147 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.154
Stock Purchase Agreement, dated January 8, 2014, between Endo Health Solutions Inc. and HT Intermediate Company, LLC (incorporated by reference to Exhibit 10.148 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.155
Eighth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 2, 2013 (incorporated by reference to Exhibit 10.155 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.156
Fourth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 2, 2013 (incorporated by reference to Exhibit 10.156 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.157
Fourth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated December 2, 2013 (incorporated by reference to Exhibit 10.157 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.159
Supplemental Indenture, dated February 28, 2014, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on February 28, 2014)

10.160
First Supplemental Indenture, dated as February 28, 2014, by and among Endo Health Solutions Inc., Endo International plc, as co-obligor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on February 28, 2014)

10.161
Credit Agreement, dated as of February 28, 2014, among Endo Limited, Endo Management Limited, Endo Luxembourg Holding Company S.a.r.l., Endo Luxembourg Finance Company I S.a.r.l., Endo LLC (formerly known as NIMA Acquisition, LLC), the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing bank and swingline lender (incorporated by reference to Exhibit 4.3 of the Endo International plc Current Report on Form 8-K, filed with the commission on February 28, 2014)

10.162
Executive Employment Agreement between Endo Health Solutions Inc., a wholly-owned subsidiary of Endo International plc, and Susan Hall, dated as of March 6, 2014 and effective March 10, 2014 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on March 13, 2014)

10.162.1
First Amendment to Executive Employment Agreement between Endo Health Solutions Inc., a wholly-owned subsidiary of Endo International plc, and Susan Hall, dated as of April 21, 2014 and effective April 22, 2014 (incorporated by reference to Exhibit 10.162.1 of the Endo International plc Form 10-Q for the Quarter ended March 31, 2014 filed with the Commission on May 9, 2014)

10.163
Fifth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of June 8, 2011, governing Endo Health Solutions Inc.’s 7% Senior Notes due 2019 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on April 17, 2014)

10.164
Ninth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of November 23, 2010, governing Endo Health Solutions Inc.’s 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.2 of the Endo International plc Current Report on Form 8-K, filed with the commission on April 17, 2014)

10.165
Fifth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of June 8, 2011, governing Endo Health Solutions Inc.’s 7 1⁄4% Senior Notes due 2022 (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the commission on April 17, 2014)

10.166
Stock Purchase Agreement by and among Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable, Endo Netherlands B.V. and certain other parties listed therein, dated April 29, 2014 and Endo International plc, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on April 30, 2014)

10.167
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.168	Form of 7.00% Senior Notes due 2019 (included in Exhibit 10.167)

10.169
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.170	Form of 7.00% Senior Notes due 2020 (included in Exhibit 10.169)

10.171
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.5 of the Endo International plc Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.172	Form of 7.25% Senior Notes due 2022 (included in Exhibit 10.171)

10.173
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.7 of the Endo International plc Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.174
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.8 of the Endo International plc Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.175
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.9 of the Endo International plc Current Report on Form 8-K, filed with the commission on May 7, 2014)

10.176
Agreement and Plan of Merger by and among Generics International (US), Inc., DAVA Pharmaceuticals, Inc. and certain other parties listed therein, dated June 24, 2014 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on June 26, 2014)

10.177
Indenture, dated June 30, 2014, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on July 1, 2014)

10.178	Form of 5.375% Senior Notes due 2023 (included in Exhibit 10.177)

10.179
Registration Rights Agreement, dated June 30, 2014, by and among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Citigroup Global Markets Inc. and RBC Capital Markets, LLC, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the commission on July 1, 2014)

10.180
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a Delaware corporation, the Issuer, the Co-Obligor, the other Guarantors (each, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 10.180 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.181
Counterpart to Registration Rights Agreement, dated May 28, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.181 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.182
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.182 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.183
Counterpart to Registration Rights Agreement, dated May 28, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.183 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.184
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.184 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.185
Counterpart to Registration Rights Agreement, dated May 28, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.185 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.186
Supplemental Indenture, dated as of May 28, 2014, among Endo Ventures Bermuda Limited, a subsidiary of Endo Limited (or its permitted successor), a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.186 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.187
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a Delaware corporation, the Issuer, the Co-Obligor, the other Guarantors (each, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 10.187 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.188
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.188 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.189
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.189 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.190
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.190 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.191
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.191 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.192
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.192 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.193
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.193 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.194
Counterpart to Registration Rights Agreement, dated July 10, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.194 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.195
Supplemental Indenture, dated as of July 10, 2014, among Endo Netherlands B.V., a subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors (both, as defined in the Indenture referred to below) and Wells Fargo Bank, National Association, as trustee relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.195 of the Endo International plc Form 10-Q for the Quarter ended June 30. 2014 filed with the Commission on August 4, 2014)

10.196
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.196 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.197
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019 (incorporated by reference to Exhibit 10.197 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.198
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.198 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.199
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020 (incorporated by reference to Exhibit 10.199 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.200
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.200 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.201
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022 (incorporated by reference to Exhibit 10.201 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.202
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuer, the Co-Obligor, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 10.202 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.203
Supplemental Indenture, dated August 11, 2014, among DAVA Pharmaceuticals, Inc., a Delaware corporation and subsidiary of Endo Limited, a private limited company incorporated under the laws of Ireland, the Issuers, the other Guarantors, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.203 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.204
Counterpart to Registration Rights Agreement, dated August 11, 2014, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC, a Delaware limited liability company, and Endo Finco Inc., a Delaware corporation, the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, LLC, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 10.204 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.205
Amended and Restated Commitment Letter, dated as of October 30, 2014, among Endo Limited, Citigroup Global Markets Inc., Citibank, N.A., Citicorp USA, Inc., Citicorp North America, Inc., Royal Bank of Canada, Goldman Sachs Bank USA, Barclays Bank PLC, Sumitomo Mitsui Banking Corporation, Fifth Third Bank, Credit Suisse Securities (USA) LLC, Credit Suisse AG, TD Securities (USA) LLC, Toronto Dominion (Texas) LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.205 of the Endo International plc Form 10-Q for the Quarter ended September 30, 2014 filed with the Commission on November 10, 2014)

10.206
Loan Agreement, dated as of November 17, 2014, by and among Auxilium Pharmaceuticals, Inc., Auxilium UK LTD and Endo Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of the Endo International plc Form S-4/A filed with the Commission on December 10, 2014)

10.207	Retention Agreement, dated as of January 8, 2015, between Endo Health Solutions Inc. and Caroline B. Manogue

10.208	Executive Employment Agreement by and between American Medical Systems, Inc. and Camille Farhat, effective as of July 17, 2012

10.209
Supplemental Indenture, dated December 22, 2014, among Boca Pharmacal, LLC, DAVA International, LLC, DAVA Capital Management, Inc., subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023

10.210
Counterpart to Registration Rights Agreement, dated December 22, 2014, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023

10.211
Supplemental Indenture, dated December 22, 2014, among Boca Pharmacal, LLC, DAVA International, LLC and DAVA Capital Management, Inc., subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019

10.212
Counterpart to Registration Rights Agreement, dated December 22, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019

10.213
Supplemental Indenture, dated December 22, 2014, among Boca Pharmacal, LLC, DAVA International, LLC and DAVA Capital Management, Inc., subsidiaries of Endo Limited, the Issuers, the other Guarantors (both, as defined in the Indenture referred to below) and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020

10.214
Counterpart to Registration Rights Agreement, dated December 22, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020

10.215
Supplemental Indenture, dated December 22, 2014, among Boca Pharmacal, LLC,, DAVA International, LLC and DAVA Capital Management, Inc., subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022

10.216
Counterpart to Registration Rights Agreement, dated December 22, 2014, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022

10.217
Supplemental Indenture, dated December 22, 2014, among Boca Pharmacal, LLC, DAVA International, LLC and DAVA Capital Management, Inc., subsidiaries of Endo Limited, the Issuer, the Co-Obligor, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022

10.218
Indenture, dated January 27, 2015, among Endo Limited, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on January 27, 2015)

10.219	Form of 6.00% Senior Notes due 2025 (included in Exhibit 10.218)

10.220
Registration Rights Agreement, dated January 27, 2015, by and among Endo Limited, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and RBC Capital Markets, LLC and Citigroup Global Markets Inc., relating to the 6.00% Senior Notes due 2025 (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the commission on January 27, 2015)

10.221
Second Supplemental Indenture, dated as of January 29, 2015, among Auxilium Pharmaceuticals, Inc., Endo International plc, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Endo International plc Current Report on Form 8-K/A, filed with the commission on January 30, 2015)

10.222
Supplemental Indenture, dated February 3, 2015, among Auxilium International Holdings, Inc., Slate Pharmaceuticals, Inc., Timm Medical Technologies, Inc., Actient Holdings LLC, Actient Pharmaceuticals LLC, Actient Therapeutics LLC, Auxilium US Holdings, LLC, Auxilium Pharmaceuticals, Inc., 70 Maple Avenue, LLC, Timm Medical Holdings, LLC, Auxilium UK LTD, Auxilium Bermuda Unlimited and Endo Finance II Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023

10.223
Counterpart to Registration Rights Agreement, dated February 3, 2015, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023

10.224
Supplemental Indenture, dated February 3, 2015, among Auxilium International Holdings, Inc., Slate Pharmaceuticals, Inc., Timm Medical Technologies, Inc., Actient Holdings LLC, Actient Pharmaceuticals LLC, Actient Therapeutics LLC, Auxilium US Holdings, LLC, Auxilium Pharmaceuticals, Inc., 70 Maple Avenue, LLC, Timm Medical Holdings, LLC, Auxilium UK LTD, Auxilium Bermuda Unlimited and Endo Finance II Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019

10.225
Counterpart to Registration Rights Agreement, dated February 3, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019

10.226
Supplemental Indenture, dated February 3, 2015, among Auxilium International Holdings, Inc., Slate Pharmaceuticals, Inc., Timm Medical Technologies, Inc., Actient Holdings LLC, Actient Pharmaceuticals LLC, Actient Therapeutics LLC, Auxilium US Holdings, LLC, Auxilium Pharmaceuticals, Inc., 70 Maple Avenue, LLC, Timm Medical Holdings, LLC, Auxilium UK LTD, Auxilium Bermuda Unlimited and Endo Finance II Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020

10.227
Counterpart to Registration Rights Agreement, dated February 3, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020

10.228
Supplemental Indenture, dated February 3, 2015, among Auxilium International Holdings, Inc., Slate Pharmaceuticals, Inc., Timm Medical Technologies, Inc., Actient Holdings LLC, Actient Pharmaceuticals LLC, Actient Therapeutics LLC, Auxilium US Holdings, LLC, Auxilium Pharmaceuticals, Inc., 70 Maple Avenue, LLC, Timm Medical Holdings, LLC, Auxilium UK LTD, Auxilium Bermuda Unlimited and Endo Finance II Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022

10.229
Counterpart to Registration Rights Agreement, dated February 3, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022

10.230
Supplemental Indenture, dated February 3, 2015, among Auxilium International Holdings, Inc., Slate Pharmaceuticals, Inc., Timm Medical Technologies, Inc., Actient Holdings LLC, Actient Pharmaceuticals LLC, Actient Therapeutics LLC, Auxilium US Holdings, LLC, Auxilium Pharmaceuticals, Inc., 70 Maple Avenue, LLC, Timm Medical Holdings, LLC, Auxilium UK LTD, Auxilium Bermuda Unlimited and Endo Finance II Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025

10.231
Counterpart to Registration Rights Agreement, dated February 3, 2015, with respect to the Registration Rights Agreement, dated January 27, 2015 by and among Endo Finance LLC, Endo Finco Inc. and Endo Limited, the Guarantors party thereto, RBC Capital Markets, LLC and Citigroup Global Markets Inc., relating to the 6.00% Senior Notes due 2025

10.232
Supplemental Indenture, dated February 3, 2015, among Auxilium International Holdings, Inc., Slate Pharmaceuticals, Inc., Timm Medical Technologies, Inc., Actient Holdings LLC, Actient Pharmaceuticals LLC, Actient Therapeutics LLC, Auxilium US Holdings, LLC, Auxilium Pharmaceuticals, Inc., 70 Maple Avenue, LLC, Timm Medical Holdings, LLC, Auxilium UK LTD, Auxilium Bermuda Unlimited and Endo Finance II Limited, subsidiaries of Endo Limited, the Issuer, the Co-Obligor, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022

10.233	Separation Agreement, dated as of February 27, 2015, between Endo Health Solutions Inc. and Donald DeGolyer

10.234	Form of Endo International plc Performance Award Agreement under the 2010 Stock Incentive Plan for awards granted during 2015 other than the February 24, 2015 annual grant

10.235	Form of Endo International plc Performance Award Agreement under the 2010 Stock Incentive Plan for awards granted during 2015 in connection with the February 24, 2015 annual grant

10.236	Form of Endo International plc Performance Award Agreement under the Assumed Stock Incentive Plan for awards granted during 2015 other than the February 24, 2015 annual grant

10.237	Form of Endo International plc Performance Award Agreement under the Assumed Stock Incentive Plan for awards granted during 2015 in connection with the February 24, 2015 annual grant

10.238	Retention letter, dated as of March 2, 2015, to Camille Farhat

16.1
Letter Regarding Change in Certifying Accountant, dated June 13, 2014 (incorporated by reference to Exhibit 16.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 13, 2014)

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLC

23.2	Consent of Deloitte & Touche LLC

24	Power of Attorney

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo International plc’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended