Form 10-Q
period 2015-03-31
Endo International plc
filed 2015-05-11
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-36326
____________________________________________________________________________________________
ENDO INTERNATIONAL PLC
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________________________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

First Floor, Minerva House, Simmonscourt Road, Ballsbridge, Dublin 4, Ireland	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
011-353-1-268-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market, The Toronto Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	May 1, 2015	:	178,746,233

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A. of this document and in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Item 1A. of this document and in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,461	$408,753
Restricted cash and cash equivalents	534,162	530,930
Marketable securities	1,103	815
Accounts receivable	1,235,383	1,126,078
Inventories, net	611,401	423,321
Prepaid expenses and other current assets	54,601	38,680
Income taxes receivable	169,753	51,846
Deferred income taxes	650,411	561,974
Assets held for sale (NOTE 3)	1,693,594	1,937,864
Total current assets	$5,327,869	$5,080,261
MARKETABLE SECURITIES	3,349	1,506
PROPERTY, PLANT AND EQUIPMENT, NET	406,757	387,703
GOODWILL	3,025,070	2,899,587
OTHER INTANGIBLES, NET	5,070,074	2,333,193
DEFERRED INCOME TAXES	3,019	5,059
OTHER ASSETS	309,539	202,307
TOTAL ASSETS	$14,145,677	$10,909,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$312,016	$297,484
Accrued expenses	1,234,255	1,149,545
Current portion of legal settlement accrual	1,593,121	1,443,114
Current portion of long-term debt	160,613	155,937
Income taxes payable	42,819	—
Deferred income taxes	84	22
Liabilities held for sale (NOTE 3)	99,112	103,024
Total current liabilities	$3,442,020	$3,149,126
DEFERRED INCOME TAXES	754,258	678,054
LONG-TERM DEBT, LESS CURRENT PORTION, NET	5,386,547	4,202,356
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	—	262,781
OTHER LIABILITIES	423,136	209,086
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	42	48
Ordinary shares, $0.0001 and $0.0001 par value; 1,000,000,000 and 1,000,000,000 shares authorized; 178,611,350 and 153,912,985 shares issued; 178,611,350 and 153,912,985 shares outstanding at March 31, 2015 and December 31, 2014, respectively	18	15
Additional paid-in capital	5,067,562	3,093,867
Accumulated deficit	(670,803)	(595,085)
Accumulated other comprehensive loss	(257,221)	(124,088)
Total Endo International plc shareholders’ equity	$4,139,598	$2,374,757
Noncontrolling interests	118	33,456
Total shareholders’ equity	$4,139,716	$2,408,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,145,677	$10,909,616
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
TOTAL REVENUES	$714,128	$470,842
COSTS AND EXPENSES:
Cost of revenues	384,266	212,679
Selling, general and administrative	211,578	160,066
Research and development	17,897	30,946
Litigation-related and other contingencies, net	13,000	—
Asset impairment charges	7,000	—
Acquisition-related and integration items	34,640	45,269
OPERATING INCOME FROM CONTINUING OPERATIONS	$45,747	$21,882
INTEREST EXPENSE, NET	73,139	53,392
LOSS ON EXTINGUISHMENT OF DEBT	980	9,596
OTHER INCOME, NET	(11,995)	(6,408)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(16,377)	$(34,698)
INCOME TAX (BENEFIT) EXPENSE	(166,869)	12,703
INCOME (LOSS) FROM CONTINUING OPERATIONS	$150,492	$(47,401)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(226,210)	(385,877)
CONSOLIDATED NET LOSS	$(75,718)	$(433,278)
Less: Net income attributable to noncontrolling interests	—	3,634
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(75,718)	$(436,912)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$0.89	$(0.37)
Discontinued operations	$(1.34)	$(3.04)
Basic	$(0.45)	$(3.41)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$0.85	$(0.37)
Discontinued operations	$(1.28)	$(3.04)
Diluted	$(0.43)	$(3.41)
WEIGHTED AVERAGE SHARES:
Basic	169,653	128,135
Diluted	176,825	128,135
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015		2014
CONSOLIDATED NET LOSS		$(75,718)		$(433,278)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$1,513		$(340)
Less: reclassification adjustments for (gain) loss realized in net loss	—	1,513	—	(340)
Foreign currency translation (loss) gain		(131,348)		5,077
OTHER COMPREHENSIVE (LOSS) INCOME		$(129,835)		$4,737
CONSOLIDATED COMPREHENSIVE LOSS		$(205,553)		$(428,541)
Less: Net income attributable to noncontrolling interests		—		3,634
Less: Other comprehensive (loss) income attributable to noncontrolling interests		(606)		—
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(204,947)		$(432,175)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net loss	$(75,718)	$(433,278)
Adjustments to reconcile consolidated net loss to Net cash used in operating activities:
Depreciation and amortization	119,590	74,588
Inventory step-up	37,554	3,581
Share-based compensation	13,837	7,595
Amortization of debt issuance costs and premium / discount	5,947	9,952
Provision for bad debts	232	775
Deferred income taxes	(164,535)	(186,222)
Net loss on disposal of property, plant and equipment	52	875
Loss on extinguishment of debt	980	9,596
Asset impairment charges	229,753	—
Gain on sale of business and other assets	—	(1,545)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(39,941)	43,889
Inventories	(10,166)	(10,224)
Prepaid and other assets	6,580	12,734
Accounts payable	6,267	(59,916)
Accrued expenses	80,034	298,229
Other liabilities	(223,415)	37,489
Income taxes payable/receivable	(76,859)	(55,061)
Net cash used in operating activities	$(89,808)	$(246,943)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,189)	(20,837)
Proceeds from sale of property, plant and equipment	—	19
Acquisitions, net of cash acquired	(911,892)	(113,464)
Proceeds from sale of marketable securities and investments	—	15,167
Proceeds from notes receivable	17	—
Proceeds from sale of business, net	4,712	55,271
Proceeds from settlement escrow	—	3,148
Increase in restricted cash and cash equivalents	(172,900)	—
Decrease in restricted cash and cash equivalents	166,768	702,495
Net cash (used in) provided by investing activities	$(930,484)	$641,799

	Three Months Ended March 31,
	2015	2014
FINANCING ACTIVITIES:
Proceeds from issuance of notes	1,200,000	—
Proceeds from issuance of term loans	—	1,525,000
Principal payments on term loans	(11,375)	(1,396,019)
Principal payments on other indebtedness, net	(270)	(3,134)
Repurchase of convertible senior subordinated notes	(149,068)	—
Deferred financing fees	(20,482)	(38,435)
Payment for contingent consideration	(4,723)	—
Tax benefits of share awards	16,797	23,861
Payments of tax withholding for restricted shares	(11,930)	(21,475)
Exercise of options	18,470	21,593
Payments related to the issuance of ordinary shares	(2,068)	(4,800)
Issuance of ordinary shares related to the employee stock purchase plan	1,118	1,178
Cash distributions to noncontrolling interests	—	(5,285)
Cash buy-out of noncontrolling interests	(39,608)	(82)
Net cash provided by financing activities	$996,861	$102,402
Effect of foreign exchange rate	(7,861)	12
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(31,292)	$497,270
LESS: NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	(17,413)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$(31,292)	$514,683
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	408,753	526,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$377,461	$1,041,280
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$170,739	$—
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$127,160	$3,148
Other cash distributions for mesh legal settlements	$3,815	$—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$54	$4
Accrual for purchases of property, plant and equipment	$3,179	$5,589
Acquisition financed by ordinary shares	$1,519,318	$2,844,279
Repurchase of convertible senior subordinated notes financed by ordinary shares	$408,585	$—
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of our operations and our cash flows for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2014 was derived from the audited financial statements.
In periods prior to February 28, 2014, our Condensed Consolidated Financial Statements presented the accounts of Endo Health Solutions Inc., which was incorporated under the laws of the State of Delaware on November 18, 1997, and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which EHSI’s shares previously traded, and on the Toronto Stock Exchange under the symbol “ENL”.
References throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. During the first quarter 2015, the Company recorded approximately $3.6 million of adjustments to income from continuing operations that relate to 2014. These adjustments relate to the correction of prior year items. This amount is not material to the Company’s results of operations for the quarter ended March 31, 2015 or expected full year 2015 results. This amount is also not material to any prior years.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. This ASU, as issued, is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within that reporting period, with early adoption not permitted. Accordingly, the Company currently plans to adopt this ASU on January 1, 2017. However, on April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year, with early adoption permitted, but not before the original public organization effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated results of operations and financial position.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. ASU 2015-03 requires retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s consolidated results of operations and financial position.

NOTE 3. DISCONTINUED OPERATIONS
American Medical Systems
On February 24, 2015, the Board of Directors approved a plan to sell the Company’s AMS business, which comprises the entirety of our Devices segment. Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation (Boston Scientific) for up to $1.65 billion, with $1.60 billion in upfront cash. The Company is also eligible to receive a potential milestone payment of $50.0 million in cash conditioned on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health components in 2016. In addition, Boston Scientific will pay $60.0 million in exchange for 60,000 shares of Series B Non-Voting Preferred Stock issued by American Medical Systems Holdings, Inc. The preferred stock entitles the holder to dividends payable quarterly at an initial annual rate of 7.25%, which will increase by 0.25% each year on January 1, from 2018 until the rate equals 11.50%. While the preferred stock remains outstanding, American Medical Systems Holdings, Inc. will be subject to certain affirmative and negative covenants, including an obligation to maintain assets in excess of the liquidation preference of the preferred stock, and restrictions on the sale of assets and the incurrence of certain indebtedness. The preferred stock matures and becomes mandatorily redeemable in 2035.
The transaction with Boston Scientific is expected to close in the third quarter of 2015, subject to customary conditions, including the expiration or termination of any applicable waiting periods under applicable competition laws. In addition, the Company is currently pursuing a sale of the Women’s Health component of the AMS business.
The majority of the assets and liabilities of the AMS business, previously known as the Devices segment, are classified as held for sale in the Condensed Consolidated Balance Sheets. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual for all known pending and estimated future claims related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, are not classified as held for sale based on management’s current expectation that these assets and liabilities will remain with the Company subsequent to sale. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
In connection with classifying AMS as held-for-sale, the Company was required to compare the estimated fair values of the underlying disposal groups, less the costs to sell, to the respective carrying amounts. As a result of this analysis, the Company recorded a combined asset impairment charge of $222.8 million during the three months ended March 31, 2015, which was classified as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The fair market value was based on our discussions with third parties. In addition, as a result of determining that the sale of the AMS disposal groups was probable, the Company re-assessed its permanent reinvestment assertion for certain components of the AMS business and recognized a corresponding tax benefit of $159.7 million during the three months ended March 31, 2015, which was recorded as Income tax (benefit) expense (a component of income (loss) from continuing operations) in the Condensed Consolidated Statements of Operations. In connection with the closing of the sale to Boston Scientific, it is expected there will be further tax benefits which will be recorded upon closing of the sale.

The following table provides the operating results of the Discontinued operations of AMS, net of tax for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$118,665	$123,767
Loss from discontinued operations before income taxes	$(229,858)	$(619,420)
Income tax benefit	(3,648)	(228,124)
Discontinued operations, net of tax	$(226,210)	$(391,296)
The following table provides the components of Assets and Liabilities held for sale of AMS as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Current assets	$161,600	$165,075
Property, plant and equipment	40,667	41,122
Goodwill	634,984	862,960
Other intangibles, net	848,847	861,174
Other assets	7,496	7,533
Assets held for sale	$1,693,594	$1,937,864
Current liabilities	$51,060	$53,143
Deferred taxes	44,374	46,224
Other liabilities	3,678	3,657
Liabilities held for sale	$99,112	$103,024
The following table provides the Depreciation and amortization and Purchases of property, plant and equipment of AMS for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows from discontinued operating activities:
Net loss	$(226,210)	$(391,296)
Depreciation and amortization	11,555	17,610
Cash flows from discontinued investing activities:
Purchases of property, plant and equipment	$(934)	$(894)
HealthTronics
On December 28, 2013, the EHSI Board approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. During the three months ended March 31, 2015, we received additional cash payments of $4.7 million from the purchaser of HealthTronics. In addition, as of March 31, 2015, EHSI has rights to additional cash payments of up to $30.0 million based on the operating performance of HealthTronics through December 31, 2015, for total potential consideration of up to $119.7 million. Additional cash payments, if any, will be recorded when earned. The sale was completed on February 3, 2014.
In 2014, the Company recorded a net gain of approximately $3.6 million, representing the carrying amount of the assets sold less the amount of the net proceeds, including the $4.7 million described above, which the Company became entitled to receive during the fourth quarter of 2014.
Until it was sold on February 3, 2014, the assets of this business, previously known as the HealthTronics segment, and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheets. Depreciation and amortization expense were not recorded on assets held for sale. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

The following table provides the operating results of Discontinued operations of HealthTronics, net of tax for the three months ended March 31, 2014 (in thousands):

Revenue	$14,442
Income from discontinued operations before income taxes	$4,398
Income tax benefit	(1,021)
Discontinued operations, net of tax	$5,419
There were no Assets or Liabilities held for sale relating to HealthTronics included in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.
NOTE 4. RESTRUCTURING
Auxilium Restructuring
In connection with the acquisition of Auxilium on January 29, 2015, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning our sales, sales support, and management activities and staffing, which included severance benefits to former Auxilium employees, in addition to the closing of duplicative facilities. The cost reduction initiatives included a reduction in headcount of approximately 40% of the former Auxilium workforce. For former Auxilium employees that have agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed over their respective retention period.
As a result of the Auxilium restructuring initiative, the Company incurred restructuring expenses of $40.8 million during the three months ended March 31, 2015, consisting of $26.0 million of employee severance and other benefit-related costs and certain charges related to our Auxilium subsidiary’s former corporate headquarters in Chesterbrook, Pennsylvania, including $7.0 million of asset impairment charges on certain related leasehold improvements and approximately $7.9 million recorded upon the facility’s cease use date, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. The Company anticipates there will be additional pre-tax restructuring expenses of approximately $5.6 million related to the Auxilium restructuring and these actions are expected to be completed by December 31, 2015, with all cash payments made by the end of 2016. These restructuring costs are allocated to the U.S. Branded Pharmaceuticals segment, and are primarily included in Selling, general and administrative in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Auxilium restructuring initiatives is included below for the three months ended March 31, 2015 (in thousands):

	Employee Severance and Other Benefit-Related Costs	Asset Impairment Charges	Other Restructuring Costs	Total
Auxilium Pharmaceuticals	$25,965	$7,000	$7,860	$40,825
Total	$25,965	$7,000	$7,860	$40,825
The liability related to the Auxilium restructuring initiative totaled $23.7 million at March 31, 2015. At March 31, 2015, this liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the three months ended March 31, 2015 were as follows (in thousands):

	Employee Severance and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2015	$—	$—	$—
Expenses	25,965	7,860	33,825
Cash distributions	(10,138)	—	(10,138)
Liability balance as of March 31, 2015	$15,827	$7,860	$23,687
Other Restructuring Initiatives
The Company and certain of its subsidiaries have recently undertaken certain other restructuring initiatives that were individually not material to the Company’s Condensed Consolidated Financial Statements for any of the periods presented. On an aggregate basis, the Company recorded charges related to these initiatives totaling $9.5 million for the three months ended March 31, 2015, which primarily consisted of employee severance and other benefit-related costs. The Company recorded charges related to these initiatives totaling $2.3 million during the three months ended March 31, 2014, which primarily related to employee severance and other benefit-related costs.
The liability related to these initiatives totaled $14.4 million and $13.3 million at March 31, 2015 and December 31, 2014, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates to recognition of the expenses mentioned in the preceding paragraph, partially offset by cash payments made during 2015.
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, except for Boca and Paladin, the estimated fair values of the net assets acquired below are provisional as of March 31, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates. Our measurement period adjustments were complete for Boca and Paladin as of February 3, 2015 and February 28, 2015, respectively.
Paladin Labs Inc. Acquisition
On February 28, 2014 (the Paladin Acquisition Date), EHSI acquired all of the shares of Paladin and a subsidiary of ours merged with and into EHSI, with EHSI surviving the merger. As a result of these transactions, the former shareholders of EHSI and Paladin became the shareholders of Endo International plc, a public limited company organized under the laws of Ireland, and both EHSI and Paladin became our indirect wholly-owned subsidiaries.
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
The acquisition consideration was as follows (in thousands, except for per share amounts):

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

Paladin is a specialty pharmaceutical company headquartered in Montreal, Canada, focused on acquiring and in-licensing innovative pharmaceutical products for the Canadian and world markets. Paladin’s key products serve growing therapeutic areas including attention deficit hyperactivity disorder (ADHD), pain, and urology. In addition to its Canadian operations, as of the Paladin Acquisition date, Paladin owned a controlling interest in Laboratorios Paladin de Mexico S.A. in Mexico and in publicly traded Litha Healthcare Group Limited (Litha) in South Africa.
The operating results of Paladin are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and the operating results from the acquisition date of February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 reflect the acquisition of Paladin, effective February 28, 2014.
As of March 31, 2015, in connection with the finalization of our measurement period adjustments for Paladin, we recorded a decrease to certain deferred tax assets of $1.4 million, with a corresponding increase to goodwill. Other than these adjustments, there have been no changes to the fair values of the assets acquired and liabilities assumed at the Paladin Acquisition Date from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015. Goodwill arising from the Paladin acquisition has been assigned to multiple reporting units across each of the Company’s reportable segments based on the relative incremental benefit expected to be realized by each impacted reporting unit.
The Company recognized $36.8 million of Paladin acquisition-related and integration costs that were expensed during the three months ended March 31, 2014. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations. There were no acquisition-related transaction costs associated with the Paladin acquisition for the three months ended March 31, 2015.
The amounts of Paladin Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including February 28, 2014 to March 31, 2014 are as follows (in thousands, except per share data):

Revenue	$24,822
Net income attributable to Endo International plc	$3,685
Basic and diluted net income per share	$0.03
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2014 for the quarter ended March 31, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

Three Months Ended March 31, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$513,394
Net loss attributable to Endo International plc	$(448,426)
Basic and diluted net loss per share	$(3.50)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin acquisition assuming the Paladin acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $0.7 million for the three months ended March 31, 2014. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, which increased the expense by $2.8 million for the three months ended March 31, 2014.
Acquisition of Remaining Shares of Litha
In February 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million, based on the exchange rate in effect on December 31, 2014. At December 31, 2014, our Paladin subsidiary owned approximately 70.3% of the issued ordinary share capital of Litha. In connection with this transaction, Paladin had deposited cash into an escrow account, primarily for the purpose of guaranteeing amounts required to be paid to Litha’s security holders in connection with this acquisition. The balance in this account at December 31, 2014 of approximately $40 million was included in Restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets and was subsequently paid in February 2015. Refer to Note 14. Shareholders' Equity for further information.
Boca Pharmacal LLC Acquisition
On February 3, 2014, the Company acquired Boca Pharmacal LLC (Boca) for approximately $236.6 million in cash. Boca is a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.

The fair values of the net identifiable assets acquired totaled approximately $212.3 million, resulting in goodwill of approximately $24.3 million, which was assigned to our U.S. Generic Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Boca acquisition includes approximately $140.9 million of identifiable intangible assets, including $112.3 million of developed technology to be amortized over an average life of approximately 11 years and $28.6 million of IPR&D.
The operating results of Boca are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and the operating results from the acquisition date of February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 reflect the acquisition of Boca, effective February 3, 2014. Our measurement period adjustments were complete for Boca as of February 3, 2015.
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
The operating results of Sumavel® are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 reflect the acquisition of Sumavel®, effective May 19, 2014.
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
The operating results of Somar are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 reflect the acquisition of Somar, effective July 24, 2014.
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
The operating results of DAVA are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 reflect the acquisition of DAVA, effective August 6, 2014.
As of March 31, 2015, there have been no changes to the preliminary fair values of the assets acquired and liabilities assumed at the DAVA Acquisition Date from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
Pro forma results of operations have not been presented because the effect of the DAVA acquisition was not material.
Natesto™
On December 9, 2014, the Company’s EPI subsidiary acquired the rights to Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism, from Trimel BioPharma SRL, a wholly-owned subsidiary of Trimel Pharmaceuticals Corporation. EPI will collaborate with Trimel on all regulatory and clinical development activities regarding Natesto™. The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature. Natesto™ was approved by the U.S. Food and Drug Administration (FDA) in May 2014. On March 16, 2015, Endo announced the commercial availability of Natesto™.
EPI acquired the product for consideration of $56.7 million, consisting of an upfront payment of $25.0 million, prepaid inventory of $5.0 million and contingent cash consideration with an acquisition-date fair value of $26.7 million, including the impact of a measurement period adjustment recorded during the first quarter of 2015. See Note 7. Fair Value Measurements for further discussion of this contingent consideration.
The preliminary fair values of the net identifiable assets acquired totaled approximately $56.7 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Natesto™ acquisition includes approximately $51.7 million of developed technology to be amortized over 10 years.
The operating results of Natesto™ are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 reflect the acquisition of Natesto™, effective December 9, 2014.
Pro forma results of operations have not been presented because the effect of the Natesto™ acquisition was not material.
Auxilium Pharmaceuticals, Inc.
On January 29, 2015 (the Auxilium Acquisition Date), the Company’s Endo U.S., Inc. subsidiary acquired all of the outstanding shares of common stock (the Merger Agreement) of Auxilium Pharmaceuticals, Inc. (Auxilium) in a transaction valued at approximately $2.6 billion, as enumerated in the table below.
Pursuant to the terms of the Merger Agreement, of the 55.0 million outstanding Auxilium shares eligible to make an election, 94.9% elected to receive transaction consideration equal to 0.4880 Endo shares per Auxilium share (the Stock Election Consideration), 0.4% elected to receive 100% cash, which equated to $33.25 of cash per Auxilium share (the Cash Election Consideration) and 4.7% elected or defaulted to receive a mix of $16.625 in cash and 0.2440 Endo shares per Auxilium share (the Standard Election Consideration). The result of the elections led to an oversubscription of the Stock Election Consideration and, in accordance with the proration method described in the Merger Agreement and proxy statement/prospectus provided to Auxilium shareholders, each Auxilium share for which an election was made to receive the Stock Election Consideration was instead entitled to receive approximately 0.3448 Endo shares and $9.75 in cash.

The acquisition consideration was as follows (in thousands, except for per share amounts):

Number of Endo ordinary shares issued pursuant to the Merger Agreement	18,610
Endo share price on January 29, 2015	$81.64
Fair value of Endo ordinary shares issued to Auxilium stockholders		$1,519,320
Cash distribution at closing (1)		1,021,864
Settlement of pre-existing relationships		28,400
Total acquisition consideration		$2,569,584
__________

(1)
Represents the cash paid directly to shareholders pursuant to the Merger Agreement, the fair value of Auxilium stock option awards attributed to pre-combination services that were outstanding on the Auxilium Acquisition Date and settled in connection with the Auxilium acquisition, and amounts paid by Endo on behalf of Auxilium (including transactions costs incurred by Auxilium in connection with the acquisition and amounts paid to settle existing Auxilium indebtedness and related instruments).

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
The Company believes Auxilium is highly complementary to Endo’s branded pharmaceuticals business. The Company further believes this transaction is well aligned with its growth strategy and the Company sees significant opportunities to leverage its leading presence in men’s health, as well as the Company’s R&D capabilities and financial resources to accelerate the growth of Auxilium’s XIAFLEX® and its other products.
While the Auxilium acquisition was primarily equity based, Endo also made changes to its existing debt structure to complete the transaction, as further described in Note 11. Debt.
The operating results from the acquisition date of January 29, 2015 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. The Condensed Consolidated Balance Sheet as of March 31, 2015 reflects the acquisition of Auxilium, effective January 29, 2015.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Auxilium Acquisition Date (in thousands):

January 29, 2015
Cash and cash equivalents	$115,973
Accounts receivable	75,849
Inventories	341,900
Prepaid expenses and other current assets	6,687
Property, plant and equipment	31,500
Intangible assets	2,838,000
Other assets	9,285
Total identifiable assets	$3,419,194
Accounts payable and accrued expenses	$120,553
Deferred income taxes	164,379
Convertible debt, including equity component (1)	571,132
Other liabilities	171,400
Total liabilities assumed	$1,027,464
Net identifiable assets acquired	$2,391,730
Goodwill	177,854
Net assets acquired	$2,569,584
__________

(1)	As further described in Note 11. Debt, this amount consists of $293.1 million and $278.0 million, representing the debt and equity components of the Auxilium convertible notes, respectively.
The estimated fair value of the Auxilium assets acquired and liabilities assumed are provisional as of March 31, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to property, plant and equipment, intangible assets, inventory, accrued expenses, contingent liabilities, deferred income taxes and income taxes payable. Accordingly, the measurement of the Auxilium assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization period (in years)
Developed Technology:
XIAFLEX®	$1,487.5	12
TESTOPEL®	582.6	15
Urology Retail	322.0	12
Other	121.8	15
Total	$2,513.9
In Process Research & Development (IPR&D):
XIAFLEX®—Cellulite	$324.1	n/a
Total	$324.1	n/a
Total other intangible assets	$2,838.0	n/a
The preliminary fair values of the developed technology and IPR&D assets were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates ranging from 9% to 11%, which were considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing pharmaceutical businesses, the assembled workforce of Auxilium and other factors. The goodwill is not expected to be deductible for income tax purposes.
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets.
The Company recognized acquisition-related transaction costs associated with the Auxilium acquisition during the three months ended March 31, 2015 totaling $19.4 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
The amounts of Auxilium Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2015 are as follows (in thousands, except per share data):

Revenue	$66,796
Net loss attributable to Endo International plc	$(50,907)
Basic net loss per share	$(0.30)
Diluted net loss per share	$(0.29)
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Auxilium had occurred on January 1, 2014 for the quarters ended March 31, 2015 and 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$737,703	$559,361
Net loss attributable to Endo International plc	$(82,582)	$(518,486)
Basic and diluted net loss per share	$(0.49)	$(4.05)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Auxilium to reflect factually supportable adjustments that give effect to events that are directly attributable to the Auxilium acquisition assuming the Auxilium acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $5.9 million for the three months ended March 31, 2014, and increased the expense by $1.1 million for the three months ended March 31, 2015. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, which increased the expense by $19.7 million for the three months ended March 31, 2014. An adjustment to the amortization expense for the three months ended March 31, 2015 increased the expense by $6.9 million.
Authorized Generic of Potassium Chloride Oral Solution
On March 19, 2015, our Endo Global Ventures (EGV) subsidiary acquired exclusive license rights to the authorized generic of potassium chloride oral solution from Lehigh Valley Technologies, Inc. (LVT). The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature.
EGV acquired the product for consideration of $47.7 million, consisting of an upfront payment of $6.0 million and contingent cash consideration with an acquisition-date fair value of $41.7 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration.
The preliminary fair value of the related net identifiable developed technology intangible asset acquired totaled approximately $47.7 million, with no related goodwill. The intangible asset will be amortized over an average life of approximately 10 years. However, commensurate with our current expectations with respect to the amount and timing of projected cash flows resulting from this acquisition, we expect to record the majority of the related amortization within the first 18 months after product launch.
Pro forma results of operations have not been presented because the effect of this acquisition was not material.

NOTE 6. SEGMENT RESULTS
On February 24, 2015, the Company’s Board of Directors approved a plan to sell its AMS business, which comprises the entirety of our Devices segment. Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation. The assets of this business segment and related liabilities are classified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.
The three remaining reportable business segments in which the Company now operates are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals and (3) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as loss from continuing operations before income tax before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; excess costs that will be eliminated pursuant to integration plans; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; non-cash interest expense; litigation-related and other contingent matters; gains or losses from early termination of debt and hedging activities; foreign currency gains or losses on intercompany financing arrangements; and certain other items that the Company believes do not reflect its core operating performance.
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
U.S. Branded Pharmaceuticals
Our U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology, endocrinology and oncology products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Fortesta® Gel, Supprelin® LA, XIAFLEX® and Testim®, among others.
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
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products and certain medical devices for the Canadian, Mexican, South African and world markets, which we acquired from Paladin and Somar. Paladin’s key products serve growing therapeutic areas including ADHD, pain, and urology. Somar develops, manufactures, and markets high-quality generic, branded generic and over-the-counter products across key market segments including dermatology and anti-infectives.

The following represents selected information for the Company’s reportable segments for the quarters ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$284,507	$234,165
U.S. Generic Pharmaceuticals	356,962	211,855
International Pharmaceuticals (1)	72,659	24,822
Total net revenues to external customers	$714,128	$470,842

Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$159,421	$134,417
U.S. Generic Pharmaceuticals	$183,457	$73,797
International Pharmaceuticals	$8,294	$9,295
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
There were no material revenues from external customers attributed to an individual foreign country during the three months ended March 31, 2015 and 2014. There were no material tangible long-lived assets attributed to an individual foreign country as of March 31, 2015 or December 31, 2014.
The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Total segment adjusted income from continuing operations before income tax:	$351,172	$217,509
Corporate unallocated costs	(103,422)	(78,897)
Upfront and milestone payments to partners	(2,667)	(11,155)
Asset impairment charges	(7,000)	—
Acquisition-related and integration items (1)	(34,640)	(45,269)
Separation benefits and other cost reduction initiatives (2)	(41,807)	1,930
Excise tax (3)	—	(60,000)
Amortization of intangible assets	(95,269)	(39,670)
Inventory step-up and certain excess costs that will be eliminated pursuant to integration plans	(39,916)	(3,581)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(1,379)	(5,969)
Loss on extinguishment of debt	(980)	(9,596)
Certain litigation-related charges, net	(13,000)	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	21,090	—
Costs associated with unused financing commitments	(11,810)	—
Acceleration of Auxilium employee equity awards at closing	(37,603)	—
Other, net	854	—
Total consolidated loss from continuing operations before income tax	$(16,377)	$(34,698)
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration, costs of integration activities related to both current and prior period acquisitions and excess costs that will be eliminated pursuant to integration plans.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $32.4 million for the three months ended March 31, 2015 and a $7.9 million charge recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. Amounts in the comparable 2014 period primarily consisted of employee separation costs and changes in estimates related to certain cost reduction initiative accruals. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.
The following represents additional selected financial information for our reportable segments for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation expense:
U.S. Branded Pharmaceuticals	$5,296	$4,037
U.S. Generic Pharmaceuticals	4,737	7,569
International Pharmaceuticals	661	141
Corporate unallocated	2,072	1,894
Total depreciation expense	$12,766	$13,641

	Three Months Ended March 31,
	2015	2014
Amortization expense:
U.S. Branded Pharmaceuticals	$54,204	$20,723
U.S. Generic Pharmaceuticals	25,417	18,614
International Pharmaceuticals	15,648	4,000
Total amortization expense	$95,269	$43,337
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

Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined above. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.
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
Loans Receivable
Our loans receivable at March 31, 2015 relate primarily to loans totaling $16.0 million to our joint venture owned through our Litha subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. The fair values of these loans were based on anticipated cash flows, which approximate the carrying amount, and were classified in Level 2 measurements in the fair value hierarchy. These loans are included in Other assets in our Condensed Consolidated Balance Sheets.
Equity and Cost Method Investments
We have various investments that we account for using the equity or cost method of accounting, including a $30.0 million joint venture investment in the Biologicals and Vaccines Institute of Southern Africa (Pty) Limited, owned through our Litha subsidiary, which is accounted for as an equity method investment. The fair value of the equity method and cost method investments is not readily available nor have we estimated the fair value of these investments. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity or cost method investments included in Other assets in our Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.
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
Voltaren® Gel Royalties due to Novartis
The initial fair value of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at March 31, 2015 and December 31, 2014 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of March 31, 2015 and December 31, 2014.

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$219,426	$—	$—	$219,426
Equity securities	4,452	$—	—	4,452
Total	$223,878	$—	$—	$223,878
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$28,946	$28,946
Acquisition-related contingent consideration—long-term	—	—	155,315	155,315
Total	$—	$—	$184,261	$184,261

At March 31, 2015, money market funds include $189.9 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.

	Fair Value Measurements at Reporting Date using:
December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$279,327	$—	$—	$279,327
Equity securities	2,321	—	—	2,321
Total	$281,648	$—	$—	$281,648
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$4,282	$4,282
Acquisition-related contingent consideration—long-term	—	—	41,723	41,723
Total	$—	$—	$46,005	$46,005
At December 31, 2014, money market funds include $124.4 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), the Company acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals), which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to the Teva Agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration).
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $5.0 million after giving effect to payments made to date. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be approximately $2.8 million at March 31, 2015 and $5.2 million at December 31, 2014. The decrease in the balance primarily relates to a first quarter 2015 payment of $2.5 million related to the achievement of certain regulatory milestones.
During the second quarter of 2014, in connection with EPI’s acquisition of Sumavel®, we entered into an agreement to make contingent cash consideration payments to the former owner of Sumavel® of between zero and $20.0 million (the Sumavel® Contingent Consideration), based on certain factors relating primarily to the financial performance of Sumavel®. At the acquisition date, we estimated the fair value of this obligation to be $4.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Sumavel® Contingent

Consideration was determined to be approximately $4.8 million at March 31, 2015 and $4.7 million at December 31, 2014. The increase in the balance primarily relates to changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
In connection with our acquisition of DAVA, we agreed to make cash consideration payments of up to $25.0 million (the DAVA Contingent Consideration) contingent on the achievement of certain sales-based milestones. At the DAVA Acquisition date, we estimated the fair value of this obligation to be $5.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the DAVA Contingent Consideration was determined to be approximately $2.6 million at March 31, 2015 and $5.1 million at December 31, 2014. The decrease in the balance primarily relates to changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
In connection with the acquisition of Natesto™, we entered into an agreement to make contingent cash consideration payments to the former owners of Natesto™ based on certain potential clinical and commercial milestones of up to $165.0 million as well as royalties based on a percentage of potential future sales of Natesto™ (the Natesto™ Contingent Consideration). As of March 31, 2015, our current estimate of the acquisition date fair value of this obligation is $26.7 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Natesto™ Contingent Consideration was determined to be approximately $28.2 million at March 31, 2015 and $31.0 million at December 31, 2014. The decrease in the balance primarily relates to a measurement period adjustment offset by changes in the fair value of the liability, primarily reflecting changes to the present value assumptions associated with our valuation model.
On January 29, 2015, we acquired Auxilium, which is party to an agreement pursuant to which it could be obligated to make certain contingent cash consideration payments (the Actient Contingent Consideration). These payments relate primarily to potential sales-based royalties on edex® and TESTOPEL®, which Auxilium had previously acquired in connection with its 2013 acquisition of Actient Pharmaceuticals, LLC (Actient). As of the Auxilium acquisition date, Endo estimated the fair value of the Actient Contingent Consideration to be $46.8 million. The fair value was estimated based on a probability-weighted discounted cash flow model (income approach). The fair value of the Actient Contingent Consideration was determined to be approximately $44.9 million at March 31, 2015. The change in the balance primarily relates to a first quarter 2015 payment of $1.9 million related to sales-based royalties.
Auxilium is also party to an agreement with VIVUS, Inc. (VIVUS) to make contingent cash consideration payments consisting of royalties based on a percentage of net sales of STENDRA® as well as sales-based milestones of up to approximately $260 million (the STENDRA® Contingent Consideration). On January 29, 2015, the date Endo acquired Auxilium, Endo estimated the fair value of the STENDRA® Contingent Consideration to be $59.6 million. The fair value was estimated based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the STENDRA® Contingent Consideration was determined to be approximately $59.3 million at March 31, 2015. The change in the balance primarily relates to a first quarter 2015 payment of $0.3 million related to sales-based royalties.
In connection with the acquisition of the exclusive license rights of potassium chloride oral solution from LVT, we entered into an agreement to make contingent cash consideration payments to LVT based certain operational and commercial milestones of up to $4.0 million, as well as payment to LVT based on a percentage of profits realized on the licensed product, to be determined in accordance with the license agreement with LVT. At the acquisition date, we estimated the fair value of this obligation to be $41.7 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the contingent consideration was determined to be approximately $41.7 million at March 31, 2015.
The fair values of contingent consideration amounts above were estimated based on assumptions and projections relevant to revenues and a discounted cash flow model using risk-adjusted discount rates ranging from 4.7% to 25.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained.
Amounts recorded for the short-term and long-term portions of acquisition related contingent consideration are included in Accrued expenses and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning of period	$46,005	$4,747
Amounts acquired	148,100	—
Amounts settled	(4,723)	—
Transfers (in) and/or out of Level 3	—	—
Measurement period adjustments	(4,313)	—
Changes in fair value recorded in earnings	(808)	12
End of period	$184,261	$4,759
Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in the Condensed Consolidated Statements of Operations as Acquisition-related and integration items.
The following is a summary of available-for-sale securities held by the Company at March 31, 2015 and December 31, 2014 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2015
Money market funds	$219,426	$—	$—	$219,426
Total included in cash and cash equivalents	$29,503	$—	$—	$29,503
Total included in restricted cash and cash equivalents	$189,923	$—	$—	$189,923
Equity securities	$805	$298	$—	$1,103
Total other short-term available-for-sale securities	$805	$298	$—	$1,103
Equity securities	$1,766	$1,583	$—	$3,349
Long-term available-for-sale securities	$1,766	$1,583	$—	$3,349

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Money market funds	$279,327	$—	$—	$279,327
Total included in cash and cash equivalents	$154,959	$—	$—	$154,959
Total included in restricted cash and cash equivalents	$124,368	$—	$—	$124,368
Equity securities	$805	$10	$—	$815
Total other short-term available-for-sale securities	$805	$10	$—	$815
Equity securities	$1,766	$—	$(260)	$1,506
Long-term available-for-sale securities	$1,766	$—	$(260)	$1,506
Nonrecurring Fair Value Measurements
During the first quarter of 2015, the Company recorded an impairment charge of $7.0 million to write off leasehold improvement assets associated with our Auxilium subsidiary’s former corporate headquarters.

NOTE 8. INVENTORIES
Inventories consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$108,106	$118,432
Work-in-process	85,207	43,290
Finished goods	418,088	261,599
Total	$611,401	$423,321
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to our Auxilium subsidiary acquired in January 2015, is classified as long-term inventory and is not included in the table above. At March 31, 2015, approximately $119.8 million of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the quarter ended March 31, 2015 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2014	$1,131,932	$1,071,637	$696,018	$2,899,587
Goodwill acquired during the period	177,854	—	1,355	179,209
Effect of currency translation	—	—	(53,726)	(53,726)
Balance as of March 31, 2015	$1,309,786	$1,071,637	$643,647	$3,025,070
Goodwill related to our Devices segment of $863.0 million as of December 31, 2014 became part of the disposal group and is part of the Assets held for sale, net of impairment and current period adjustments related to currency translation, as of March 31, 2015.

Other Intangible Assets
The following is a summary of other intangibles held by the Company at March 31, 2015 and December 31, 2014 (in thousands):

Cost basis:	Balance as of December 31, 2014	Acquisitions (1)	Other (2)	Effect of Currency Translation	Balance as of March 31, 2015
Indefinite-lived intangibles:
In-process research and development	$184,598	$324,100	$(17,000)	$(5,807)	$485,891
Total indefinite-lived intangibles	$184,598	$324,100	$(17,000)	$(5,807)	$485,891
Definite-lived intangibles:
Licenses (weighted average life of 9 years)	$664,367	$—	$—	$—	$664,367
Tradenames (weighted average life of 15 years)	21,315	—	—	(44)	21,271
Developed technology (weighted average life of 13 years)	2,243,215	2,561,600	12,687	(46,629)	4,770,873
Total definite-lived intangibles (weighted average life of 13 years)	$2,928,897	$2,561,600	$12,687	$(46,673)	$5,456,511
Total other intangibles	$3,113,495	$2,885,700	$(4,313)	$(52,480)	$5,942,402

Accumulated amortization:	Balance as of December 31, 2014	Amortization	Other	Effect of Currency Translation	Balance as of March 31, 2015
Indefinite-lived intangibles:
In-process research and development	$—	$—	$—	$—	$—
Total indefinite-lived intangibles	$—	$—	$—	$—	$—
Definite-lived intangibles:
Licenses	$(426,413)	$(19,716)	$—	$—	$(446,129)
Tradenames	(5,462)	(359)	—	2	(5,819)
Developed technology	(348,427)	(75,194)	—	3,241	(420,380)
Total definite-lived intangibles	$(780,302)	$(95,269)	$—	$3,243	$(872,328)
Total other intangibles	$(780,302)	$(95,269)	$—	$3,243	$(872,328)
Net other intangibles	$2,333,193				$5,070,074
__________

(1)	Includes intangible assets acquired in connection with the acquisitions of Auxilium and Lehigh Valley Technologies, Inc. See Note 5. Acquisitions for further information.

(2)
During the first quarter of 2015, certain IPR&D assets totaling $17.0 million were put into service, partially offset by a reduction of $4.3 million relating to measurement period adjustments to certain intangible assets.

Amortization expense for the three months ended March 31, 2015 and 2014 totaled $95.3 million and $43.3 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2014 is as follows (in thousands):

2015	$447,230
2016	$422,715
2017	$398,265
2018	$397,999
2019	$382,709

Changes in the gross carrying amount of our other intangibles for the quarter ended March 31, 2015 were as follows (in thousands):

Gross Carrying Amount
December 31, 2014	$3,113,495
Auxilium acquisition	2,838,000
Lehigh Valley Technologies, Inc. acquisition	47,700
Measurement period adjustments relating to acquisitions closed during 2014	(4,313)
Effect of currency translation	(52,480)
March 31, 2015	$5,942,402
NOTE 10. LICENSE AND COLLABORATION AGREEMENTS
Our subsidiaries have entered into certain license, collaboration and discovery agreements with third parties for product development. These agreements require our subsidiaries to share in the development costs of such products and grant marketing rights to our subsidiaries for such products.
The Company and its subsidiaries are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require our subsidiaries to pay royalties on sales of the products arising from these agreements. These agreements generally permit our subsidiaries to terminate the agreement with no significant continuing obligation.
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our subsidiary Endo Pharmaceuticals Inc. (EPI) is party to a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel royalties incurred during the quarters ended March 31, 2015 and 2014 were $7.5 million and $7.5 million, respectively, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
Also as previously disclosed, EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. During the period beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend approximately $5.9 million on A&P Expenditures. During the period beginning on July 1, 2014 and extending through June 30, 2015, EPI agreed to spend approximately $8.4 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel. Amounts incurred for such A&P Expenditures were $0.8 million and $2.1 million for the quarters ended March 31, 2015 and 2014, respectively.
BioSpecifics Technologies Corp.
On January 29, 2015, we acquired Auxilium, which is party to a development and license agreement, as amended (the BioSpecifics Agreement) with BioSpecifics Technologies Corp. (BioSpecifics). The BioSpecifics Agreement was originally entered into by Auxilium in June 2004 to obtain exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as XIAFLEX®. Auxilium’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration, and currently, Auxilium’s licensed rights cover the indications of Dupuytren’s contracture (DC), Peyronie’s Disease (PD), Frozen Shoulder syndrome and cellulite. Auxilium may further expand the BioSpecifics Agreement, at its option, to cover other indications as they are developed by Auxilium or BioSpecifics.
The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or twelve years. Either party may terminate the BioSpecifics Agreement as a result of the other party’s breach or bankruptcy. Auxilium may terminate the BioSpecifics Agreement with 90 days’ written notice.
Under the BioSpecifics Agreement, the Company is responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.
Auxilium must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales by Auxilium or its sublicensees, including Actelion Pharmaceuticals Ltd (Actelion), Asahi Kasei Pharma Corporation (Asahi Kasei) and Swedish Orphan

Biovitrium AB (Sobi). Auxilium could also be obligated to pay a percentage of future regulatory or commercial milestone payments received from its sublicensees. In addition, Auxilium must pay BioSpecifics an amount equal to a specified mark-up on the cost of goods related to supply of XIAFLEX® (which mark-up is capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX® for the applicable country) for products sold by Auxilium or its sublicensees.
XIAFLEX® and XIAPEX® Out-license Agreements
Our Auxilium subsidiary is party to certain out-licensing agreements with Actelion, Asahi Kasei and Sobi (the XIAFLEX® Sublicensees), pursuant to which the XIAFLEX® Sublicensees have marketing, development and/or commercial rights for XIAFLEX® and XIAPEX® (the European Union tradename for XIAFLEX®) in a variety of countries outside of the U.S.
These agreements were entered into from 2011 to 2013 and extend, pursuant to the terms of each respective agreement and subject to each party’s termination rights, as follows:

•
The agreement with Actelion extends on a product-by-product and country-by-country basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent or patent application controlled by the Company in such country, (ii) the 15th anniversary of the first commercial sale of the product in such country after receipt of required regulatory approvals, (iii) the achievement of a specified market share of generic versions of the product in such country, or (iv) the loss of certain marketing rights or data exclusivity in such country.

•
The agreement with Asahi Kasei extends on a product-by-product basis from the date of the agreement until the last to occur of (i) the date on which the product is no longer covered by a valid claim of a patent, (ii) the 15th anniversary of the first commercial sale of the product, or (iii) the entry of a generic to XIAFLEX® in the Japanese market.

•
The agreement with Sobi extends on a product-by-product basis from the date of the agreement until its 10th anniversary. The term will be automatically extended for sequential two year periods unless a notice of non-renewal is provided in writing to the other party at least six months prior to expiration of the then current term.

Under these agreements, the Company is entitled to receive royalties based on net sales of the licensed product by the XIAFLEX® Sublicensees. These royalties are tiered as follows:

•	Actelion—15%-25%, 20%-30%, and 25%-35% based on net sales of the licensed product;

•	Asahi Kasei—30%-40% and 35%-45% based on net sales of the licensed product; and

•
Sobi—45%-55%, 50%-60% and 55%-65% based on net sales of the licensed product, which also include payments for product supply and which percentages will decrease by approximately 10% upon the occurrence of certain manufacturing milestones or July 1, 2016, whichever is earlier.

The applicable royalty percentages increase from tier to tier upon the achievement of a specified threshold of aggregate annual net sales of the licensed product and may decrease if a generic is marketed in the applicable territory. Pursuant to each of these out-licensing agreements, the Company will be responsible for all clinical and commercial drug manufacturing and supply and, in certain cases, for development costs. The Company has determined that these contractual responsibilities, together with the development and commercialization rights provided by the Company, constitute multiple deliverables. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, certain elements of these agreements meet the criteria for separation and are treated as a single unit of accounting, with the corresponding revenue recognized when earned. Deliverables that do not have stand-alone value to the XIAFLEX® Sublicensees are being accounted for as one unit of accounting, with the related revenue being recorded on a straight-line basis over the respective performance period.
Revenue recognized related to these agreements was not material to the Condensed Consolidated Financial Statements for any of the periods presented.
VIVUS, Inc.
Our Auxilium subsidiary is party to a license and commercialization agreement (the STENDRA® License Agreement) with VIVUS, Inc. (VIVUS). Under the STENDRA® License Agreement, Auxilium has the exclusive right to commercialize VIVUS’s pharmaceutical product STENDRA® for the treatment of any urological disease or condition in humans, including male erectile dysfunction, in the U.S. and Canada and their respective territories. Subject to each party’s termination rights, the STENDRA® License Agreement will remain in effect until the later of, on a country-by-country basis, (i) 10 years from the date STENDRA® launches in such country and (ii) the expiration of the last to expire patent covering the product in such country. Upon the expiration of the term of the STENDRA® License Agreement, the license grant by VIVUS to Auxilium will become fully paid-up, royalty-free, perpetual and irrevocable.
In connection with the STENDRA® License Agreement, Auxilium could become obligated to make certain contingent cash consideration payments to VIVUS consisting of royalties based on a percentage of net sales of STENDRA® as well as sales-based milestones of up to approximately $260 million. Refer to Note 7. Fair Value Measurements for further discussion.
Auxilium makes royalty payments to VIVUS based on tiered percentages of the aggregate annual net sales of STENDRA®. The percentage of the Auxilium’s aggregate annual net sales to be paid to VIVUS increases in accordance with the achievement of specified thresholds of aggregate annual net sales of the product. The royalty percentage could range from 5%-20% and could be reduced following the entry of a generic product to the market. Royalties paid to VIVUS were not material to the Condensed Consolidated Financial Statements for any of the periods presented.
Products in Development
BioDelivery Sciences International, Inc.
EPI is party to a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize Belbuca™ (buprenorphine HCl) Buccal Film. The drug is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. The NDA for Belbuca™ was submitted on December 23, 2014 and accepted by the U.S. Food and Drug Administration (FDA) in February 2015.
During each of the first, second and fourth quarters of 2014, $10.0 million of milestones were incurred related to the achievement of certain clinical milestones, resulting in a total of $30.0 million recorded as Research and development expense during 2014. If Belbuca™ is approved, EPI will be obligated to pay additional regulatory milestones of $50.0 million. In addition, EPI will pay royalties based on net sales of the drug and could be obligated to pay additional commercial milestones of up to approximately $55.0 million.
BioSpecifics Technologies Corp.
As disclosed above, our Auxilium subsidiary is party to a development and license agreement, as amended, with BioSpecifics to obtain exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ collagenase clostridium histolyticum enzyme (CCH), which we refer to as XIAFLEX®. The Company is responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.
The Company is currently conducting a XIAFLEX® Phase II trial for a cellulite indication and in March 2015 completed a XIAFLEX® Phase II trial for a Frozen Shoulder syndrome indication. The study for the Frozen Shoulder syndrome indication did not meet its prospective defined primary or secondary efficacy endpoints, primarily as a consequence of an unexpected marked placebo response. The safety profile was as previously seen, with the majority of the adverse events being mild to moderate, transient and related to the local administration of XIAFLEX®. The company is currently conducting additional analyses to determine the path forward for continued progression in this indication.
BioSpecifics is currently conducting a CCH Phase II clinical trial for the treatment of lipomas in humans. The Company has the option to license development and marketing rights to the CCH human lipoma indication based on a full analysis of the data from the Phase II clinical trial, which would transfer responsibility for the future development costs to the Company and trigger an opt-in payment and potential future milestone and royalty payments to BioSpecifics. In 2013, BioSpecifics also concluded a CCH Phase II clinical trial for the treatment of lipomas in canines. The trial did not meet its primary endpoint of a statistically significant post-treatment difference in the mean percent change in lipoma; however, statistical significance was shown in secondary endpoints. The Company is currently managing the development of CCH in canine lipomas.

NOTE 11. DEBT
The following table presents the carrying amounts and estimated fair values of the Company’s total indebtedness at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.75% Convertible Senior Subordinated Notes due 2015	$98,692		$98,818
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	(254)		(1,759)
1.75% Convertible Senior Subordinated Notes due 2015, net	$98,438	$98,692	$97,059	$98,317
7.00% Senior Notes due 2019	499,875	522,500	499,875	522,813
7.00% Senior Notes due 2020	400,000		400,000
Unamortized initial purchaser’s discount	(2,303)		(2,338)
7.00% Senior Notes due 2020, net	$397,697	418,750	$397,662	422,250
7.25% Senior Notes due 2022	400,000	426,250	400,000	429,278
5.75% Senior Notes due 2022	700,000	720,125	700,000	707,000
5.375% Senior Notes due 2023	750,000	752,813	750,000	735,469
6.00% Senior Notes due 2025	1,200,000	1,236,000	—	—
Term Loan A Facility Due 2019	1,058,750	1,058,591	1,069,063	1,062,889
Term Loan B Facility Due 2021	420,750	421,655	421,812	409,685
Other debt	21,650	21,737	22,822	22,886
Total long-term debt, net	$5,547,160	$5,677,113	$4,358,293	$4,410,587
Less current portion, net	160,613	160,613	155,937	154,226
Total long-term debt, less current portion, net	$5,386,547	$5,516,500	$4,202,356	$4,256,361
As of March 31, 2015, based on the proximity of the maturity date of the 1.75% Convertible Senior Subordinated Notes to March 31, 2015, the principal amount of these notes approximated fair value. As of December 31, 2014, the fair value of our 1.75% Convertible Senior Subordinated Notes was based on an income approach, which incorporated certain inputs and assumptions, including scheduled coupon and principal payments, the inherent conversion and put features in the notes and share price volatility assumptions based on historic volatility of the Company’s ordinary shares and other factors. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
The fair values of the various term loan facilities and senior notes were based on market quotes and transactions proximate to the valuation date. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
Upon closing of the Paladin acquisition on February 28, 2014, certain subsidiaries of the Company entered into a credit facility with Deutsche Bank AG New York Branch and Royal Bank of Canada and certain other lenders, which replaced Endo’s prior credit facility. The initial borrowings under this credit facility consisted of a five-year senior secured term loan A facility of $1.1 billion (the 2014 Term Loan A Facility), a seven-year senior secured term loan B facility of $425.0 million (the 2014 Term Loan B Facility), and a five-year revolving credit facility with an initial borrowing capacity of up to $750.0 million (the 2014 Revolving Credit Facility and, together with the 2014 Term Loan A Facility and the 2014 Term Loan B Facility, the 2014 Credit Facility). Substantially all of the 2014 Revolving Credit Facility was available at March 31, 2015. The 2014 Credit Facility was issued to refinance certain of our existing indebtedness and for general corporate purposes, including acquisitions. Refer to Note 18. Subsequent Events for discussion relating to the drawdown of the revolver during April 2015.
The 2014 Credit Facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of March 31, 2015, we were in compliance with all such covenants.

6.00% Senior Notes Due 2025
On January 27, 2015, Endo Limited, Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 (the 2025 Notes). The 2025 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the 2025 Notes, we incurred new debt issuance costs of approximately $20.5 million, which were deferred and will be amortized over the term of the 2025 Notes.
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
1.75% Convertible Senior Subordinated Notes Due 2015
At March 31, 2015, our indebtedness included 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). Refer to Note 18. Subsequent Events for discussion relating to the full repayment of the remaining Convertible Notes and the settlement of the remaining call options during April 2015.
As discussed in Note 17. Net (Loss) Income Per Share, in periods in which our ordinary shares price exceeds the conversion price of the Convertible Notes or the strike price of the warrants, we include the effects of the additional shares that may be issued in our diluted net loss per share calculation using the treasury stock method.

1.50% Convertible Senior Notes Due 2018
On January 29, 2015, in connection with the consummation of the Merger Agreement between Endo and Auxilium, Endo entered into an agreement relating to Auxilium’s $350.0 million of 1.50% convertible senior notes due 2018 (the Auxilium Notes), pursuant to which the Auxilium Notes are no longer convertible into shares of Auxilium common stock and instead are convertible into cash and ordinary shares of Endo based on the weighted average of the cash and Endo ordinary shares received by Auxilium stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Auxilium common stock a holder of Auxilium Notes was previously entitled to receive upon conversion of Notes, such holder instead became entitled to receive $9.88 in cash and 0.3430 Endo ordinary shares. Pursuant to this agreement, Endo became a co-obligor of Auxilium’s obligations under the Auxilium Notes and expressly agreed to assume, jointly and severally with Auxilium, liability for (a) the due and punctual payment of the principal (and premium, if any) and interest, if any, on all of the Auxilium Notes issued under the corresponding indenture, (b) the due and punctual delivery of Endo ordinary shares and/or cash upon conversion of the Auxilium Notes by note holders and (c) the due and punctual performance and observance of all of the covenants and conditions of the corresponding indenture to be performed by Auxilium.
As further described in Note 5. Acquisitions, and as a result of the variability in the number of ordinary shares to be issued, the Auxilium Notes were initially recorded at their estimated fair value of $571.1 million upon the acquisition of Auxilium. In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability and equity components of the Auxilium Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to our ability to settle the Auxilium Notes in a combination of cash and ordinary shares, with $293.1 million allocated to debt and $278.0 million allocated to Additional paid-in capital. The fair value of the liability component was determined using a discounted cash flow model with a discount rate consistent that of a similar liability that does not have an associated convertible feature, based on comparable market transactions. Fair value of the equity component was determined using an integrated lattice valuation, which incorporates the conversion option and assumptions related to default.
Subsequent to the closing of the acquisition on January 29, 2015, during the first quarter of 2015, holders of the Auxilium Notes converted substantially all of the Auxilium Notes and received aggregate consideration consisting of $148.9 million of cash and 5.2 million ordinary shares valued at approximately $408.6 million. The value of the ordinary shares issued resulted in an increase to Additional paid-in capital of $408.6 million. In connection with these conversions, we charged $1.0 million to expense, representing the differences between the fair value of the repurchased debt components and their carrying amounts. The expense was included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a combined decrease to Additional paid-in capital in the amount of $263.5 million during the first quarter of 2015, representing the fair value of the equity component of the repurchased Auxilium Notes.
Other than as described above, there have been no material changes to our other indebtedness from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries’ products and semi-finished and finished goods, as well as certain packaging and labeling services. The most significant of these agreements are with Novartis Consumer Health, Inc. and Novartis AG (collectively, Novartis), Teikoku Seiyaku Co., Ltd., Noramco, Inc., Grünenthal GmbH, Sharp Corporation, VIVUS, Inc., Jubilant HollisterStier Laboratories LLC and UPS Supply Chain Solutions, Inc. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for their products or services needed to conduct their business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Teikoku Seiyaku Co., Ltd.
Under the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), during the three months ended March 31, 2015 and 2014, we recorded $5.0 million and $1.8 million of royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At March 31, 2015, $5.0 million was recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

The Teikoku Agreement will not expire until December 31, 2021, unless terminated in accordance with its terms. After December 31, 2021, the Teikoku Agreement shall be automatically renewed on the first day of January each year unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, following a 45-day cure period, in the event that EPI fails to issue firm purchase orders for the annual minimum quantity for each year after 2017. EPI is the exclusive licensee for any authorized generic for Lidoderm® until the later of August 15, 2017 or the date of the first commercial sale of the second non-Teikoku generic version of Lidoderm®.
Grünenthal GmbH
Pursuant to the terms of EPI’s December 2007 License, Development and Supply Agreement with Grünenthal, EPI made payments to Grünenthal during the three months ended March 31, 2015 and 2014 totaled $7.5 million and $7.8 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
VIVUS, Inc.
Our Auxilium subsidiary is party to a commercial supply agreement (the STENDRA® Supply Agreement) with VIVUS, Inc. (VIVUS). Under the STENDRA® Supply Agreement, VIVUS is the exclusive supplier to Auxilium for STENDRA® and manufactures STENDRA®, directly or through one or more third party subcontractors. The Company pays to VIVUS its manufacturing cost plus a certain percentage mark up for each unit of STENDRA®. For 2015 and each subsequent year during the term, should Auxilium fail to purchase an agreed minimum amount of the product from VIVUS, it will reimburse VIVUS for the shortfall as it relates to VIVUS’s out-of-pocket costs to acquire certain raw materials needed to manufacture STENDRA®.
Subject to each party’s termination rights, the term of the STENDRA® Supply Agreement will remain until December 31, 2018. At a time selected by Auxilium, but no later than the third anniversary of the effective date of the STENDRA® License Agreement, Auxilium may elect to transfer control of the supply chain for STENDRA® to itself or its designee (the Supply Chain Transfer). The STENDRA® Supply Agreement will automatically terminate upon the completion of the Supply Chain Transfer.
Amounts purchased under the STENDRA® Supply Agreement during the period from January 29, 2015 to March 31, 2015 totaled $5.0 million. These payments are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
Jubilant HollisterStier Laboratories LLC
On January 29, 2015, we acquired Auxilium, which is party to a supply agreement (the JHS Agreement) with Jubilant HollisterStier Laboratories LLC (JHS). Pursuant to the JHS Agreement, which was initially entered into in June 2008, JHS fills and lyophilizes the XIAFLEX® bulk drug substance, which is manufactured by Auxilium, and produces sterile diluent. The initial term of the agreement was three years, with automatic renewal provisions thereafter for subsequent two-year terms, unless or until either party provides notification prior to expiration of the then current term of the contract. Auxilium is required to purchase a specified percentage of its total forecasted volume of XIAFLEX® from JHS each year, unless JHS is unable to supply XIAFLEX® within the timeframe established under such forecasts. Auxilium currently is the sole supplier of the active pharmaceutical ingredient for commercial supply of XIAFLEX®, but it is currently in the process of qualifying a new secondary manufacturer for XIAFLEX®.
Amounts purchased pursuant to the JHS Agreement were not material for any of the periods presented.
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
As of March 31, 2015, the Company’s reserve for loss contingencies totaled approximately $1.59 billion, of which $1.53 billion relates to the Company’s product liability accrual for all known pending and estimated future claims related to vaginal mesh cases. During 2014, the Company announced that it had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by the Company’s AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
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
On April 29, 2014, the FDA issued a statement proposing to reclassify surgical mesh for transvaginal pelvic organ prolapse repair from Class II to Class III. Further, the FDA proposed to reclassify urogynecologic surgical mesh instrumentation from Class I to Class II, and to establish special controls for surgical instrumentation for use with urogynecologic surgical mesh. The FDA stated that it was proposing these changes based on the tentative determination that general controls by themselves are insufficient to provide reasonable assurance of the safety and effectiveness of these devices. Although this proposal was subject to a 90-day comment period, to date the FDA has not taken further action regarding these proposals.
Since 2008, AMS, and more recently, in certain cases the Company or certain of its subsidiaries, have been named as defendants in multiple lawsuits in various state courts, a multidistrict litigation (MDL) in the Southern District of West Virginia (MDL No. 2325), as well as in Canada, where various class action and individual complaints are pending, and other countries outside the United States alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities.
As of March 31, 2015, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 45,600 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times from June 14, 2013 through March 31, 2015, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of Qualified Settlement Funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. In addition, one agreement gives AMS a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in Qualified Settlement Funds are included in Restricted cash and cash equivalents in the March 31, 2015 Condensed Consolidated Balance Sheets.
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
The following table presents the changes in the vaginal mesh Qualified Settlement Funds and product liability balance during the three months ended March 31, 2015 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2014	$485,229	$1,655,195
Additional charges	—	5,200
Cash distributions to Qualified Settlement Funds	170,739	—
Cash distributions to settle disputes from Qualified Settlement Funds	(127,160)	(127,160)
Cash distributions to settle disputes	—	(3,815)
Balance as of March 31, 2015	$528,808	$1,529,420
Charges related to vaginal mesh product liability are reported Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations. Our estimated liability includes a reduction factor of approximately 20% applied to the maximum number of potentially eligible claims resulting in a liability that is lower than the maximum payouts under the MSAs. This reduction factor is based on our estimate of likely duplicative claims and claims that will not ultimately obtain recovery under the MSAs or otherwise. The entire liability is classified as short-term because the combination of amounts that could be released from the Qualified Settlement Funds in the next twelve months plus the contractual maximum payments under the MSAs in the next twelve months is greater than the liability balance.
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
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of May 1, 2015, approximately 640 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company or certain of its subsidiaries.
In 2014, the Company and its subsidiaries have reached an agreement with certain plaintiffs’ counsel in an effort to reach resolution of substantially all of these pending MCP cases. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or any of its subsidiaries. An essential element of these settlements will be participation by the majority of plaintiffs involved in pending litigation. If certain participation thresholds are not met, the Company will have the right to terminate the agreements.
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
Propoxyphene Cases. Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. On March 5, 2012 and June 22, 2012, pursuant to a standing show cause order, the MDL Judge dismissed with prejudice certain claims against generic manufacturers, including Qualitest and the Company. Certain plaintiffs appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. On June 27, 2014, the Sixth Circuit affirmed the dismissal of the cases that had been pending as part of a consolidated appeal. In November 2012, additional cases were filed in various California state courts. While many of these cases were initially remanded and pending in a state court coordinated proceeding in Los Angeles, the Ninth Circuit sitting en banc has reversed these remands, finding federal subject matter jurisdiction. As a result, these actions have been returned to the federal courts to which they were initially removed. On November 18, 2014, additional multi-plaintiff cases were filed in state court in Oklahoma. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries, but Qualitest and the Company intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of Qualitest and the Company. As of May 1, 2015, approximately 46 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter.
Testosterone Cases. EPI, and in certain cases the Company or certain of its subsidiaries, including its new subsidiary Auxilium Pharmaceuticals, Inc., along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel, Delatestryl®, Testim®, TESTOPEL® and Striant®. Plaintiffs in these suits allege various personal injuries including pulmonary embolism, stroke, and other vascular and/or cardiac injuries. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI and Auxilium that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against the Company and/or its subsidiaries. The Company and its subsidiaries intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of the Company. As of April 29, 2015, approximately 296 cases are currently pending against the Company and/or its subsidiaries; some of which may have been filed on behalf of multiple plaintiffs, and including a class action complaint filed in Canada.
In addition, on November 5, 2014, a civil class action complaint was filed in the Northern District of Illinois against EPI, Auxilium, and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payers that had paid for certain testosterone products, alleging that the marketing efforts of EPI, Auxilium, and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil RICO claims. Further, the complaint alleges that EPI, Auxilium, and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products. The Company and/or its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.

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
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including the Company’s Endo Health Solutions Inc. (EHSI) and EPI subsidiaries, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. On June 12, 2014, the case was removed to the United States District Court for the Northern District of Illinois. On October 14, 2014, Plaintiff amended its Complaint to, among other things, add EPI as a defendant. On December 19, 2014, defendants moved to dismiss the Amended Complaint. On May 8, 2015, that motion was granted in part, which resulted in the dismissal of this complaint as to EHSI and EPI. Per the terms of that order, the court granted the City of Chicago leave to amend its complaint within 30 days to attempt to cure the deficiencies that were the basis for the order to dismiss.
In May 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including the Company’s subsidiary EHSI. The complaint was amended on June 9, 2014, to include allegations against EPI, among other changes. The amended complaint asserts violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including Opana®. On July 14, 2014, the case was removed to the United States District Court for the Central District of California. The case subsequently was remanded back to the California Superior Court, and defendants, including the Company, have filed various motions attacking the pleadings, which are pending and set to be heard by the court in the coming months. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, and attorneys’ fees and costs.

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
The Company is cooperating with the State of New York Office of Attorney General and the Office of the United States Attorney for the Eastern District of Pennsylvania and the State of Tennessee Office of the Attorney General and Reporter in their respective investigations. With respect to both the litigations brought on behalf of the City of Chicago and the People of the State of California, the Company and its subsidiaries intend to contest those matters vigorously and to explore all options as appropriate in the best interests of the Company. The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in the best interests of EPI and the Company.
Antitrust Litigation and Investigations
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against EPI and co-defendants Teikoku Seiyaku Co., Ltd., Teikoku Pharma USA, Inc. (collectively, Teikoku) and Actavis plc., f/k/a as Watson Pharmaceuticals, Inc., and a number of its subsidiaries (collectively, Actavis or Watson). Certain of these actions have been asserted on behalf of classes of direct and indirect purchasers, while others are individual cases brought by one or more alleged direct or indirect purchasers. The complaints in these cases generally allege that Endo, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent). Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that Endo and Teikoku commenced sham patent litigation against Actavis and that Endo abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes as well as common law remedies in some states. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
The United States Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order on April 3, 2014, transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of California as tag-along actions to In Re Lidoderm Antitrust Litigation.
The cases are proceeding to the discovery phase of the litigation in accordance with the pre-trial schedule. Trial is currently scheduled to begin in April 2017.
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
EPI is cooperating with the FTC, the State of Florida Office of the Attorney General, and the State of Alaska Office of the Attorney General in their respective investigations. The Company and its subsidiaries are unable to predict the outcome of these investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
AWP Litigation
On September 18, 2014, the State of Mississippi notified EPI that it intended to assert claims against EPI similar to claims the state brought against it in 2005 and later voluntarily dismissed. In its 2005 lawsuit, the state alleged that EPI reported false pricing information in connection with certain drugs that are reimbursable under Medicaid. Preliminary discussions between EPI and the State of Mississippi have taken place, and the Company believes that a loss is probable and a range of loss for this matter is reasonably estimable at this time. The estimated cost of this settlement has been incorporated into the increase in our legal loss contingency reserve. However, it is not possible at this time to determine with certainty the ultimate outcome of this matter. It is possible that the outcome of this matter could result in an additional loss that could have a material effect on our business, financial condition, results of operations and cash flows. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson was exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until May 1, 2014. EPI received an at market royalty equal to 25% of the gross profit generated on Watson’s sales of its generic version of Lidoderm® during its period of exclusivity. During the three months ended March 31, 2014 we recorded Watson royalty income of $38.2 million, which is included in Other revenues in our Condensed Consolidated Statements of Operations. We recorded no Watson royalty income during the three months ended March 31, 2015.
On May 16, 2012, EPI and Teikoku received a Paragraph IV Notice from Noven Pharmaceuticals, Inc. (Noven) advising of its filing of an ANDA for a generic version of Lidoderm®, which resulting in litigation under the Hatch-Waxman Act. On April 15, 2014, EPI entered into a Settlement and License Agreement (the Noven Settlement Agreement) among EPI and Teikoku, on the one hand, and Noven, on the other hand. The Noven Settlement Agreement settled all ongoing patent litigation among the parties relating to Noven’s generic version of Lidoderm®. Under the terms of the Noven Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Noven agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Noven’s generic version of Lidoderm®. Under the terms of the Noven Settlement Agreement, should Noven receive FDA approval, Noven may begin selling its generic version of Lidoderm®.
On May 24, 2012, EPI and Teikoku received a Paragraph IV Notice from TWi Pharmaceuticals, Inc. (TWi) advising of its filing of an ANDA for a generic version of Lidoderm®, which resulted in litigation under the Hatch-Waxman Act. On April 18, 2014, EPI entered into a Settlement and License Agreement (the TWi Settlement Agreement) among EPI and Teikoku, on the one hand, and TWi, on the other hand. The TWi Settlement Agreement settled all ongoing patent litigation among the parties relating to TWi’s generic version of Lidoderm®. Under the terms of the TWi Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, TWi agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to TWi’s generic version of Lidoderm®. Under the terms of the TWi Settlement Agreement, should TWi receive FDA approval, TWi may begin selling its generic version of Lidoderm®.
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
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par Pharmaceuticals, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz, Roxane and Ranbaxy. Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. In June 2014, Mallinckrodt LLC was granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on Teva’s demonstration to EPI that Teva does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On October 18, 2013, EPI dismissed its suit against Sandoz based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On December 18, 2013, EPI dismissed its suit against Mallinckrodt LLC based on a settlement allowing Mallinckrodt LLC to launch its non-crush-resistant formulation of Opana ER in October 2017, under certain circumstances. A trial in this case was held from March 23, 2015 through April 24, 2015 in the United States District Court for the Southern District of New York and we are awaiting a decision.
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
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), Sandoz Inc. (Sandoz), ThoRx Laboratories, Inc. (ThoRx), Par Pharmaceuticals (Par), Actavis South Atlantic LLC (Actavis), Impax Pharmaceuticals (Impax) and Ranbaxy Laboratories Limited (Ranbaxy), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. On January 30, 2015, EPI informed all defendants that it no longer intends to assert U.S. Patent 7,851,482. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product’s intellectual property rights and approved labeling. On March 20, 2015, EPI dismissed its suit against Par Pharmaceuticals based on a settlement. The effect of that settlement will vary depending on the outcome of the other lawsuits in this case. On March 23, 2015, EPI dismissed its suit against Sandoz Inc. based on Sandoz’s change of the PIV certification to a PIII certification. A trial in this case was held from March 23, 2015 through April 24, 2015 in the United States District Court for the Southern District of New York against the remaining filers. We are awaiting a decision in that case. However, there can be no assurance that EPI and Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents’ expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
On August 19, 2014 and October 20, 2014, the United States Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using Opana® ER and a highly pure version of the active pharmaceutical ingredient of Opana® ER. On November 7, 2014, EPI filed lawsuits against Teva, ThoRx, Par, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively.
Paragraph IV Certification on Fortesta® Gel
On January 18, 2013, EPI and its licensor Strakan Limited received a notice from Watson advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. On February 28, 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. A two-day trial was held February 26 and 27, 2015 and we are awaiting a decision.
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
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and either have expired or will expire by 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. A trial in this case was held starting November 12, 2013. On January 28, 2014, the U.S. District Court for the District of Delaware issued a decision upholding the validity and infringement by Mylan of U.S. Patent No. 5,464,864. After the District court decision, Mylan moved to enforce a purported settlement entered into by the parties. A hearing was held in the U.S. District Court for the District of Delaware on March 18, 2014. As a result of that hearing, the court vacated the earlier decision, and held that Mylan and EPI had settled the Frova® litigation. The terms of that settlement allow Mylan to sell Mylan’s generic frovatriptan succinate 2.5 mg tablets not earlier than four weeks prior to the expiration of U.S. Patent 5,464,864. EPI has appealed this decision. A hearing on that appeal was held on December 1, 2014. On December 4, 2014 the Federal Circuit affirmed the decision of the Lower Court that EPI and Mylan reached a settlement consistent with the terms outlined above. We are currently negotiating the terms of that settlement.
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

NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015			2014
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$2,198	$(685)	$1,513	$(557)	$217	$(340)
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	—	—	—
Net unrealized gains (losses)	2,198	(685)	1,513	(557)	217	(340)
Foreign currency translation (loss) gain	(131,380)	32	(131,348)	5,080	(3)	5,077
Other comprehensive (loss) income	$(129,182)	$(653)	$(129,835)	$4,523	$214	$4,737
Reclassifications adjustments out of Other comprehensive (loss) income are reflected in our Condensed Consolidated Statements of Operations as Other income, net.
The following is a summary of the accumulated balances related to each component of Other comprehensive (loss) income, net of taxes, at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Net unrealized gains (losses)	$1,029	$(484)
Foreign currency translation loss	(258,250)	(123,604)
Accumulated other comprehensive loss	$(257,221)	$(124,088)
Refer to Note 14. Shareholders' Equity for a summary of the impact of the Company’s February 2015 buy-out of the noncontrolling interest associated with its Litha subsidiary on the accumulated balances related to Foreign currency translation loss.
NOTE 14. SHAREHOLDERS' EQUITY
Changes in Shareholder’s Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the three months ended March 31, 2015 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2015	$2,374,757	$33,456	$2,408,213
Net (loss) income	(75,718)	—	(75,718)
Other comprehensive loss	(129,229)	(606)	(129,835)
Compensation related to share-based awards	13,837	—	13,837
Tax withholding for restricted shares	(11,930)	—	(11,930)
Exercise of options	18,470	—	18,470
Buy-out of noncontrolling interests, net of contributions	(6,876)	(32,732)	(39,608)
Ordinary shares issued in connection with the Auxilium acquisition	1,519,320	—	1,519,320
Fair value of equity component of acquired Auxilium Notes	278,014	—	278,014
Conversion of Auxilium Notes	145,101	—	145,101
Other	13,852	—	13,852
Shareholders’ equity at March 31, 2015	$4,139,598	$118	$4,139,716

During the three months ended March 31, 2015, the Company completed a buy-out of the noncontrolling interest associated with our Litha subsidiary. The following table reflects the effect on the Company’s equity for the three months ended March 31, 2015(in thousands):

March 31, 2015
Adjustment to Accumulated other comprehensive loss related to the reallocation (from noncontrolling to controlling interests) of foreign currency translation loss attributable to our noncontrolling interest in Litha	$(3,904)
Decrease in noncontrolling interests for buy-out of Litha	(32,732)
Decrease in additional paid-in capital for buy-out of Litha	(2,972)
Total cash consideration paid related to buy-out of Litha	$(39,608)
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the three months ended March 31, 2014 (in thousands):

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
Share-Based Compensation
As further discussed in Note 3. Discontinued Operations the operating results of the Company's AMS and HealthTronics businesses are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. However, as share-based compensation is not material for these businesses, amounts below related to share-based compensation have not been adjusted to exclude the impact of these businesses.
The Company recognized share-based compensation expense of $51.4 million and $7.6 million during the three months ended March 31, 2015 and 2014, respectively. The share-based compensation expense recognized during the three months ended March 31, 2015 includes a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million. As of March 31, 2015, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $82.5 million. As of March 31, 2015, the weighted average remaining requisite service period of the non-vested stock options was 2.4 years and 2.3 years for non-vested restricted stock units.

NOTE 15. OTHER INCOME, NET
The components of Other income, net for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign currency (gain) loss, net	(23,134)	606
Equity loss (earnings) from unconsolidated subsidiaries, net	851	(1,907)
Costs associated with unused financing commitments	11,810	—
Other miscellaneous	(1,522)	(5,107)
Other income, net	$(11,995)	$(6,408)
NOTE 16. INCOME TAXES
During the three months ended March 31, 2015, we recognized an income tax benefit of $166.9 million on $16.4 million of loss from continuing operations before income tax, compared to $12.7 million of tax expense on $34.7 million of loss from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from the expected realization of deferred tax assets in the foreseeable future related to certain components of our AMS business, which was listed as held for sale in the current period. Tax expense for the comparable 2014 period was primarily related to an unfavorable tax adjustment resulting from the non-deductible excise tax due as a result of the Paladin transaction, which closed in the comparable prior period.
NOTE 17. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations	$150,492	$(47,401)
Less: Net income from continuing operations attributable to noncontrolling interests	—	100
Income (loss) from continuing operations attributable to Endo International plc ordinary shareholders	150,492	(47,501)
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(226,210)	(389,411)
Net loss attributable to Endo International plc ordinary shareholders	$(75,718)	$(436,912)
Denominator:
For basic per share data—weighted average shares	169,653	128,135
Dilutive effect of ordinary share equivalents	2,375	—
Dilutive effect of various convertible notes and warrants	4,797	—
For diluted per share data—weighted average shares	176,825	128,135
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
All stock options and stock awards were excluded from the diluted share calculation for the three months ended March 31, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position. For the three months ended March 31, 2015, stock options and stock awards of 0.8 million were excluded from the diluted share calculation because their effect would have been anti-dilutive.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 are only included in the dilutive net loss per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share, and the impact would not be anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We have entered into convertible note hedge and warrant agreements that, in combination, have the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyze the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges are excluded because their impact would be anti-dilutive. The treasury stock method is applied when the warrants are in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average share price in the calculation of diluted weighted average shares. Until the warrants are in-the-money, they have no impact to the diluted weighted average share calculation. The total number of shares that could potentially be included if the warrants were exercised is approximately 3.4 million at March 31, 2015.
The dilutive impact of the Auxilium Notes was calculated using the if-converted method, assuming the notes were converted at the time of issuance.
All convertible notes and warrants were excluded from the diluted share calculation for the three months ended March 31, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position. For the three months ended March 31, 2015, the maximum incremental potential dilution of shares that could have occurred if our various convertible notes and warrants were converted to ordinary shares would have been 2.8 million.
NOTE 18. SUBSEQUENT EVENTS
1.75% Convertible Senior Subordinated Notes Due 2015
In April 2015, the Company settled all of the remaining outstanding Convertible Notes with a remaining aggregate principal amount of approximately $98.7 million, paid related accrued interest and settled the remaining amount of the associated call options. Refer to Note 11. Debt for additional information. The related net consideration paid by the Company consisted of net cash payments of $99.5 million and the transfer of approximately 2.3 million shares. Subsequent to this transaction, there were no remaining Convertible Notes outstanding.
Borrowings on the 2014 Revolving Credit Facility
In April 2015, pursuant to the terms of our credit agreement, we borrowed approximately $175.0 million on our 2014 Revolving Credit Facility, primarily for the purpose of settling our Convertible Notes and for payments relating to our vaginal mesh litigation. Subsequent to this transaction, we have approximately $573.1 million of remaining credit available through the 2014 Revolving Credit Facility.
Share Buyback Program
On April 28, 2015, our Board of Directors resolved to approve a share buyback program (the 2015 Share Buyback Program), authorizing the Company to redeem in the aggregate up to $2.50 billion of its outstanding ordinary shares. In accordance with Irish Law and the Company’s Articles of Association, all ordinary shares redeemed shall be cancelled upon redemption.
Redemptions under this program may be made from time to time in open market or negotiated transactions or otherwise, as determined by the Transactions Committee of the Board of Directors. This program does not obligate the Company to redeem any particular amount of ordinary shares. Future redemptions, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, the then current share price, market conditions, legal limitations and other factors. The 2015 Share Buyback Program may be suspended, modified or discontinued at any time.
Aspen Holdings
In May 2015, Litha Pharma Pty Limited (Litha Pharma), a subsidiary of the Company, entered into an agreement to acquire a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutics areas from a subsidiary of Aspen Holdings, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries and certain companies in the GlaxoSmithKline plc (GSK). The transaction is expected to expand Endo’s presence in South Africa. Under the terms of the agreement, the subsidiary of Aspen Holdings and GSK will receive a one-time payment of approximately $150 million subject to usual and customary closing adjustments. The Company expects to account for this transaction as a business combination in accordance with the relevant accounting literature.
The acquisition agreement includes certain customary representations, warranties and covenants, and consummation of the transaction is subject to certain conditions, including required regulatory approvals. The agreement provides for certain indemnification rights of Litha Pharma in respect of breaches of representations, warranties and covenants, in each case, subject to certain limitations. The acquisition is expected to close in or before the third quarter of 2015.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates at Endo International plc. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2014 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, including the following discussion, this Report contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" beginning on page i of this Report.
In prior periods, our Condensed Consolidated Financial Statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, we became the successor registrant of EHSI and Paladin Labs Inc. in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which EHSI’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol “ENL”. References throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
The majority of the assets and liabilities of the AMS business, previously known as the Devices segment, are classified as held for sale in the Condensed Consolidated Balance Sheets. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual for all known pending and estimated future claims related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, are not classified as held for sale based on management’s current expectation that these assets and liabilities will remain with the Company subsequent to sale. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
Until it was sold on February 3, 2014, the assets and liabilities of the HealthTronics business, previously known as the HealthTronics segment, were classified as held for sale in the Condensed Consolidated Balance Sheets. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
EXECUTIVE SUMMARY
The following key events and transactions occurred during the three months ended March 31, 2015 as discussed in further detail in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. For a complete list of Company events see the Investors section of the Company website at www.endo.com.

•
On January 27, 2015, certain of the Company’s subsidiaries issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 (the 2025 Notes). The 2025 Notes were issued to (i) finance its acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium), (ii) refinance certain indebtedness of Auxilium and (iii) pay related transaction fees and expenses.

•
On January 29, 2015, the Company’s Endo U.S., Inc. subsidiary acquired Auxilium, a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specific patient’s needs, for equity and cash consideration of approximately $2.6 billion.

•
On January 29, 2015, in connection with the consummation of the merger, Endo and Auxilium entered into an agreement relating to Auxilium’s $350.0 million of 1.50% convertible senior notes due 2018 (the Auxilium Notes), pursuant to which Endo became a co-obligor of Auxilium’s obligations under the Auxilium Notes. From the closing of the acquisition on January 29, 2015, during the first quarter of 2015, holders of the Auxilium Notes converted substantially all of the Auxilium Notes.

•
In February 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million, based on the exchange rate in effect on December 31, 2014.

•	On February 23, 2015, the U.S. Food and Drug Administration (FDA) accepted the NDA for Belbuca™ (buprenorphine HCl) Buccal Film for substantive review.

•
On February 24, 2015, the Board of Directors approved a plan to sell the Company’s AMS business, which comprises the entirety of our Devices segment. Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation for up to $1.65 billion, with $1.6 billion in upfront cash.

•
On March 16, 2015, Endo announced the commercial availability of Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism.

•
In April 2015, the Company settled all of the remaining outstanding Convertible Notes with a remaining aggregate principal amount of approximately $98.7 million, paid related accrued interest and settled the remaining amount of the associated call options.

•	In April 2015, our Board of Directors resolved to approve a share buyback program authorizing the Company to redeem in the aggregate up to $2.50 billion of its outstanding ordinary shares.

•
In May 2015, Litha Pharma Pty Limited, a subsidiary of the Company, entered into an agreement to acquire a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutics areas from a subsidiary of Aspen Holdings, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries and certain companies in the GlaxoSmithKline plc (GSK). The transaction is expected to expand Endo’s presence in South Africa. Under the terms of the agreement, the subsidiary of Aspen Holdings and GSK will receive a one-time payment of approximately $150 million subject to usual and customary closing adjustments.

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
Consolidated Results Review
Net Revenues. Net revenues for the three months ended March 31, 2015 increased 52% to $714.1 million from the comparable 2014 period. This revenue increase was primarily attributable to growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin, July 2014 acquisition of Somar and January 2015 acquisition of Auxilium. The increases were partially offset by decreased revenues from our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Lidoderm® revenues related to generic competition.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three months ended March 31 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	$	% of Revenue	$	% of Revenue
Cost of revenues	$384,266	54	$212,679	45
Selling, general and administrative	211,578	30	160,066	34
Research and development	17,897	3	30,946	7
Litigation-related and other contingencies, net	13,000	2	—	—
Asset impairment charges	7,000	1	—	—
Acquisition-related and integration items	34,640	5	45,269	10
Total costs and expenses*	$668,381	94	$448,960	95

__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three months ended March 31, 2015 increased 81% to $384.3 million from the comparable 2014 period. This increase was primarily attributable to increased costs related to our acquisitions of Paladin, Sumavel, Somar, DAVA and Auxilium. Gross margins for the three months ended March 31, 2015 decreased 16% to 46% from the comparable 2014 period. This decrease was primarily attributable to growth in lower margin generic pharmaceutical product sales, increased intangible asset amortization and inventory step-up amortization as a result of recent acquisitions and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 increased 32% to $211.6 million from the comparable 2014 period. The increase was primarily a result of the acquisitions of Paladin, Sumavel, Somar, DAVA and Auxilium, including a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million and restructuring charges related to the Auxilium acquisition. These increases were partially offset by a non-recurring $60.0 million charge during the three months ended March 31, 2014 for the reimbursement of directors’ and certain employee’s excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which were approved by the

Company’s shareholders on February 26, 2014. These liabilities resulted from the shareholder gain from the merger between Endo and Paladin.
Research and development expenses. Research and development (R&D) expenses for the three months ended March 31, 2015 decreased 42% to $17.9 million from the comparable 2014 period. The decrease was primarily attributable to a $10.0 million milestone charge incurred during the first quarter of 2014 related to the achievement of a certain Belbuca™ clinical milestone and decreases to branded pharmaceutical product expenses as we focused our efforts on a limited number of key products in development.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three months ended March 31, 2015 totaled $13.0 million, compared to no charges in the comparable 2014 period. These amounts mainly relate to an increase in charges associated with certain litigation matters. The Company’s legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three months ended March 31, 2015 totaled $7.0 million, compared to no charges in the comparable 2014 period. The increase relates to impairment charges on certain leasehold improvements associated with our Auxilium subsidiary’s former headquarters.
Acquisition-related and integration items. Acquisition-related and integration items for the three months ended March 31, 2015 decreased 23% to $34.6 million from the comparable 2014 period. The decrease was primarily attributable to costs associated with our acquisition of Auxilium, which closed during the first quarter of 2015, compared to the acquisitions of Paladin and Boca, which closed during the first quarter of 2014.
Interest expense, net. The components of Interest expense, net for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense	$73,849	$54,171
Interest income	(710)	(779)
Interest expense, net	$73,139	$53,392
Interest expense for the three months ended March 31, 2015 increased 36% to $73.8 million from the comparable 2014 period. The increase was primarily attributable to an increase in our average total indebtedness to $5.0 billion from $3.8 billion in 2014.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $1.0 million during the three months ended March 31, 2015 compared to $9.6 million during the comparable 2014 period. These amounts relate to our various debt-related transactions in 2015 and 2014. See Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Other income, net. The components of Other income, net for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Foreign currency (gain) loss, net	(23,134)	606
Equity loss (earnings) from unconsolidated subsidiaries, net	851	(1,907)
Costs associated with unused financing commitments	11,810	—
Other miscellaneous	(1,522)	(5,107)
Other income, net	$(11,995)	$(6,408)
Income tax (benefit) expense. During the three months ended March 31, 2015, we recognized an income tax benefit of $166.9 million on $16.4 million of loss from continuing operations before income tax, compared to $12.7 million of tax expense on $34.7 million of loss from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from the expected realization of deferred tax assets in the foreseeable future related to certain components of our AMS business, which was listed as held for sale in the current period. Tax expense for the comparable 2014 period was primarily related to an unfavorable tax adjustment resulting from the non-deductible excise tax due as a result of the Paladin transaction, which closed in the comparable prior period.
Discontinued operations, net of tax. As a result of our plan to sell our AMS business, which comprises the entirety of our Devices segment, as well as our February 2014 sale of our HealthTronics business, the operating results of these businesses are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $226.2 million of loss, net of tax, during the three months ended March 31, 2015 compared to $385.9 million of loss, net of tax, in the comparable 2014 period. The fluctuation in Discontinued operations, net of tax was mainly related to a decrease in litigation charges of $621.0 million associated with mesh-related product liability claimants, partially offset by an impairment charge of $222.8 million recorded during the three months ended March 31, 2015 based on the estimated fair values of the underlying disposal groups, less the costs to sell, and a decrease in income tax benefit of $225.5 million due primarily to a decrease in pre-tax losses.
Net income attributable to noncontrolling interests. The Company historically owned majority controlling interests in certain entities through HealthTronics and its subsidiaries and Paladin and its subsidiaries, including Litha. In February 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million, based on the exchange rate in effect on December 31, 2014. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations (LLCs) where HealthTronics, Inc., as the general partner or managing member, exercised effective control. In accordance with the accounting consolidation principles, we consolidated various entities which neither we nor our subsidiaries owned 100%. Net income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. The Company did not recognize Net income attributable to noncontrolling interests during the three months ended March 31, 2015 as a result of the HealthTronics and Paladin transactions mentioned above. The Company recognized $3.6 million of income in the comparable 2014 period.
2015 Outlook
We estimate that our 2015 total revenues will be between $2.90 billion and $3.00 billion. This estimate is based on our expectation of growth for company revenues from our core products and the full year impact of our 2014 acquisitions, as well as revenues from the acquisition of Auxilium Pharmaceuticals, Inc. which closed on January 29, 2015. The estimate reflects results from AMS classified as Discontinued Operations. We consistently apply our lean operating model principles to streamline general and administrative expenses, optimize commercial spend and focus research and development efforts onto lower-risk projects and higher-return investments to Endo’s current business and in the identification of value-creation from strategic acquisitions. The Company also intends to seek growth both internally and through acquisitions in order to support our objective of transforming Endo into a leading global specialty pharmaceuticals company. There can be no assurance that the Company will achieve these results.
Business Segment Results Review
As a result of the Company’s first quarter 2015 announcement of its plan to sell its AMS business, the results of our Devices are included in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations. The three reportable business segments in which the Company now operates are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals and (3) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as loss from continuing operations before income tax before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; excess costs that will be eliminated pursuant to integration plans; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; non-cash interest expense; litigation-related and other contingent matters; gains or losses from early termination of debt and hedging activities; foreign currency gains or losses on intercompany financing arrangements; and certain other items that the Company believes do not reflect its core operating performance.
Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated”, including interest expense. The Company’s consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segments less these unallocated corporate costs.
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
Revenues. The following table displays our revenue by reportable segment for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$284,507	$234,165
U.S. Generic Pharmaceuticals	356,962	211,855
International Pharmaceuticals (1)	72,659	24,822
Total net revenues to external customers	$714,128	$470,842
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Pain:
Lidoderm®	$25,160	$33,080
Opana® ER	46,859	46,953
Percocet®	36,299	28,980
Voltaren® Gel	45,471	37,559
	$153,789	$146,572
Urology Retail:
Fortesta® Gel, including Authorized Generic	$14,490	$11,143
Testim®, including Authorized Generic	9,429	—
	$23,919	$11,143
Specialty:
Supprelin® LA	$16,282	$13,757
XIAFLEX®	27,966	—
	$44,248	$13,757
Branded Other Revenues	62,026	22,933
Royalty and Other Revenues	525	39,760
Total U.S. Branded Pharmaceuticals	$284,507	$234,165

Pain
Net sales of Lidoderm® for the three months ended March 31, 2015 decreased 24% to $25.2 million from the comparable 2014 period. Net sales were negatively impacted by the September 16, 2013 launch of Actavis’s lidocaine patch 5%, a generic form of

Lidoderm®. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline. In May 2014, the Company’s U.S. Generic Pharmaceuticals segment launched its authorized generic of Lidoderm®.
Net sales of Opana® ER for the three months ended March 31, 2015 were consistent with the comparable 2014 period. Net sales continue to be impacted by competing generic versions of the non-crush resistant formulation of Opana® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush-resistant formulation Opana® ER, our revenues could decline further.
Net sales of Percocet® for the three months ended March 31, 2015 increased 25% to $36.3 million from the comparable 2014 period. This revenue increase was primarily attributable to price increases.
Net sales of Voltaren® Gel for the three months ended March 31, 2015 increased 21% to $45.5 million from the comparable 2014 period. This revenue increase was primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market during 2015, negatively impacting future sales of Voltaren® Gel.
Urology Retail
Net sales of Fortesta® Gel, including Authorized Generic for the three months ended March 31, 2015 increased 30% to $14.5 million from the comparable 2014 period. This revenue increase was primarily attributable to the launch of the authorized generic in September 2014, partially offset by reduced volume of Fortesta® Gel sales.
Net sales of Testim®, including Authorized Generic for the period from January 29, 2015 to March 31, 2015 were $9.4 million and were a result of the acquisition of Auxilium.
Specialty
Net sales of Supprelin® LA for the three months ended March 31, 2015 increased 18% to $16.3 million from the comparable 2014 period. This revenue increase was primarily attributable to price increases.
Net sales of XIAFLEX® for the treatment of Peyronie’s disease and Dupuytren’s contracture for the period from January 29, 2015 to March 31, 2015 were $28.0 million and were a result of the acquisition of Auxilium.
Branded Other
Net sales of Branded Other products for the three months ended March 31, 2015 increased 170% to $62.0 million from the comparable 2014 period. This revenue increase was primarily attributable to the acquisitions of Sumavel® and Auxilium, which we acquired in April 2014 and January 2015, respectively.
Royalty and Other
Net Royalty and Other revenues included in U.S. Branded Pharmaceuticals for the three months ended March 31, 2015 decreased 99% to $0.5 million from the comparable 2014 period. This revenue decrease was related to a decrease in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which royalty commenced on September 16, 2013 and ceased in May 2014, upon Endo's launch of its Lidoderm® authorized generic by Qualitest.
U.S. Generic Pharmaceuticals. Net sales of our generic products for the three months ended March 31, 2015 increased 68% to $357.0 million from the comparable 2014 period. This increase was primarily attributable to $48.0 million of revenue due to the May 2014 launch of our authorized generic of Lidoderm® and $11.7 million of revenue due to the acquisition of DAVA, which was acquired in August 2014. Also contributing to this increase was an increase in demand for generic pain products.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three months ended March 31, 2015 increased 193% to $72.7 million from the comparable 2014 period. This revenue increase relates to the revenues of Paladin, which we acquired in February 2014, and Somar, which we acquired in July 2014.

Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$159,421	$134,417
U.S. Generic Pharmaceuticals	$183,457	$73,797
International Pharmaceuticals	$8,294	$9,295
Corporate unallocated	$(103,422)	$(78,897)
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2015 increased 19% to $159.4 million from the comparable 2014 period. This increase was primarily attributable to the acquisition of Auxilium.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2015 increased 149% to $183.5 million from the comparable 2014 period. In 2015, revenues and gross margins increased primarily due to the DAVA acquisition, the May 2014 launch of our authorized generic of Lidoderm® and overall increases in demand.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2015 decreased 11% to $8.3 million from the comparable 2014 period. This decrease was primarily attributable to increased operating expenses associated with the expansion of our global operations, mostly offset by increased revenues.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three months ended March 31, 2015 increased 31% to $103.4 million from the comparable 2014 period. This increase was primarily attributable to the previously discussed increase in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Total segment adjusted income from continuing operations before income tax:	$351,172	$217,509
Corporate unallocated costs	(103,422)	(78,897)
Upfront and milestone payments to partners	(2,667)	(11,155)
Asset impairment charges	(7,000)	—
Acquisition-related and integration items (1)	(34,640)	(45,269)
Separation benefits and other cost reduction initiatives (2)	(41,807)	1,930
Excise tax (3)	—	(60,000)
Amortization of intangible assets	(95,269)	(39,670)
Inventory step-up and certain excess costs that will be eliminated pursuant to integration plans	(39,916)	(3,581)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(1,379)	(5,969)
Loss on extinguishment of debt	(980)	(9,596)
Certain litigation-related charges, net	(13,000)	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	21,090	—
Costs associated with unused financing commitments	(11,810)	—
Acceleration of Auxilium employee equity awards at closing	(37,603)	—
Other, net	854	—
Total consolidated loss from continuing operations before income tax	$(16,377)	$(34,698)
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration, costs of integration activities related to both current and prior period acquisitions and excess costs that will be eliminated pursuant to integration plans.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $32.4 million for the three months ended March 31, 2015 and a $7.9 million charge recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. Amounts in the comparable 2014 period primarily consisted of employee separation costs and changes in estimates related to certain cost reduction initiative accruals. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was approximately $1,885.8 million at March 31, 2015 compared to $1,931.1 million at December 31, 2014. Working capital at March 31, 2015 includes restricted cash and cash equivalents of $528.8 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. Working capital at December 31, 2014 included restricted cash and cash equivalents of $485.2 million held in Qualified Settlement Funds for mesh product liability settlement agreements.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled approximately $377.5 million at March 31, 2015 compared to $408.8 million at December 31, 2014.
During 2015, we expect cash generated from operations together with our cash, cash equivalents and revolving credit facility to be sufficient to cover cash needs for working capital and general corporate purposes, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchases and any regulatory and/or sales milestones that may become due.
Beyond 2015, we expect cash generated from operations together with our cash, cash equivalents and revolving credit facility to continue to be sufficient to cover cash needs for working capital and general corporate purposes, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchase and any regulatory and/or sales milestones that may become due. At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our lean operating model and strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of our acquisition efforts we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.
Borrowings. At March 31, 2015, the Company’s indebtedness includes the 2014 Credit Facility with combined outstanding borrowings of $1,479.5 million and additional availability under a $750.0 million revolving credit facility, substantially all of which is available at March 31, 2015.
The 2014 Credit Facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of March 31, 2015, we were in compliance with all such covenants.
In connection with the Auxilium acquisition, in late January 2015, the Company issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 and also entered into an agreement pursuant to which it became a co-obligor of Auxilium’s $350.0 million 1.50% convertible senior notes due 2018. Subsequent to the closing of the acquisition on January 29, 2015, during the first quarter of 2015, holders of the Auxilium Notes converted substantially all of the Auxilium Notes. The dilutive impact of the Auxilium Notes was calculated using the if-converted method, assuming the notes were converted at the time of issuance.

At March 31, 2015, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $3.9 billion. These notes mature between 2019 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior secured credit agreements. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of March 31, 2015, we were in compliance with all covenants.
At March 31, 2015, our indebtedness also included $98.7 million of 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). The remaining related warrants have a dilutive effect on our net income per share to the extent that the price of our ordinary shares exceeds the strike price of the warrants at exercise.
The following table provides the range of shares that would be included in the dilutive net loss per share calculations for the convertible notes and warrants based on share price sensitivity (in thousands except per share data):

	Three Months Ended March 31, 2015
	-5%	Actual		+5%	+10%
Average market price of Endo ordinary shares:	$79.46	$83.64		$87.82	$92.00
Impact on dilutive shares:
Convertible notes	2,971	3,033		3,089	3,141
Warrants	1,675	1,764		1,837	1,908
	4,646	4,797	(1)	4,926	5,049
__________

(1)	Represents the amount included in total diluted shares outstanding of 176.8 million for the three month period ended March 31, 2015.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Ba3 with a stable outlook and B+ with a stable outlook, respectively.
Working capital. The components of our working capital and our liquidity at March 31, 2015 and December 31, 2014 are below (dollars in thousands):

	March 31, 2015	December 31, 2014
Total current assets	$5,327,869	$5,080,261
Less: total current liabilities	(3,442,020)	(3,149,126)
Working capital	$1,885,849	$1,931,135
Current ratio	1.5:1	1.6:1
Days sales outstanding	51	48
Working capital decreased by $45.3 million from December 31, 2014 to March 31, 2015. This decrease related primarily to cash used for the acquisition of Auxilium, a decrease in assets held for sale, an increase in the current portion of the legal settlement accrual, cash used for deferred financing costs and cash used for the purchases of property, plant and equipment. These decreases were partially offset by proceeds from the senior notes and cash from the exercise of options.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the quarters ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash flow provided by (used in):
Operating activities	$(89,808)	$(246,943)
Investing activities	(930,484)	641,799
Financing activities	996,861	102,402
Effect of foreign exchange rate	(7,861)	12
Net (decrease) increase in cash and cash equivalents	$(31,292)	$497,270
Net cash used in operating activities. Net cash used in operating activities was $89.8 million for the three months ended March 31, 2015 compared to $246.9 million used in operating activities in the comparable 2014 period.
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
The $157.1 million decrease in Net cash used in operating activities for the three months ended March 31, 2015 compared to the comparable 2014 period was primarily the result of the timing of cash collections and cash payments related to our operations, including 2014 payments to settle various litigation matters of approximately $198.7 million, which included the Department of Justice settlement related to its investigation into the sale, marketing and promotion of Lidoderm®. This decrease was partially offset by cash payments made during 2015 of $131.0 million, primarily out of the Qualified Settlement Funds, related to mesh litigation settlements.
Net cash (used in) provided by investing activities. Net cash used in investing activities was $930.5 million for the three months ended March 31, 2015 compared to $641.8 million provided by investing activities in the comparable 2014 period.
This $1,572.3 million fluctuation in cash used in investing activities for the three months ended March 31, 2015 compared to the comparable 2014 period relates primarily to an increase in cash used for acquisitions related to the acquisitions of Auxilium and Lehigh Valley Technologies, Inc. of $798.4 million. Cash previously held in escrow of $770.0 million was released upon the close of the Paladin transaction during the three months ended March 31, 2014, which resulted in a corresponding cash inflow for investing activities. This amount was partially offset by cash released from the Qualified Settlement Funds for mesh settlements and cash released from the escrow account associated with the acquisition of the remaining outstanding share capital of Litha during the three months ended March 31, 2015. We also paid $172.9 million into the Qualified Settlement Funds for mesh settlements during the first quarter of 2015, resulting in a cash outflow for investing activities. Payments related to our Qualified Settlement Funds are further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Net cash provided by financing activities. Net cash provided by financing activities was $996.9 million for the three months ended March 31, 2015 compared to $102.4 million provided by financing activities in the comparable 2014 period.
Items contributing to the $894.5 million increase in cash provided by financing activities for the three months ended March 31, 2015 compared to the comparable 2014 period include an increase in proceeds from the issuance of notes of $1,200.0 million and a decrease in principal payments on term loan indebtedness of $1,384.6 million, partially offset by a decrease in proceeds from the issuance of term loans of $1,525.0 million, an increase in the repurchase of convertible notes of $149.1 million and an increase in cash buy-outs of noncontrolling interests of $39.5 million related to the acquisition of the remaining outstanding share capital of Litha.
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
Contractual Obligations. As of March 31, 2015, other than the debt-related transactions described above and in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2014. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion of our 2014 Credit Facility. To the extent we utilize amounts under our 2014 Revolving Credit Facility, we would be exposed to additional interest rate risk. At March 31, 2015, our Term Loan Facility includes floating-rate debt of approximately $1,479.5 million. Based on this amount, a 1% rise in interest rates would result in approximately $14.8 million in incremental annual interest expense.
As of March 31, 2015 and 2014, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At March 31, 2015 and 2014, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
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
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in Other income, net.
Fluctuations in foreign currency rates resulted in net gains of $23.1 million during the three months ended March 31, 2015. This compares to a net loss of $0.6 million during the three months ended March 31, 2014.
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

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the three months ended March 31, 2015. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in 2015. As such, there have been changes during the three months ended March 31, 2015 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.
Additionally, in 2013, we began the implementation of a new Enterprise Resource Planning (ERP) system. This implementation was planned in phases to correspond with the needs of the Company. Due to this implementation, internal controls have changed in various functional areas within the company. Management has taken steps so that the appropriate controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue through 2015.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.

Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015 are incorporated into this document by reference. There have been no material changes to the risk factors disclosed therein, except for the addition of the following:
We have limited experience in manufacturing biologic products and may encounter difficulties in our manufacturing processes, which could materially adversely affect our results of operations or delay or disrupt manufacture of those of our products that are reliant upon our manufacturing operations.
The manufacture of biologic products requires significant expertise and capital investment. Although our subsidiary, Auxilium, leased its facilities in Horsham, Pennsylvania in order to have direct control over the manufacturing of the active ingredient of XIAFLEX® for which Auxilium is the sole supplier, we have limited experience in manufacturing XIAFLEX® or any other biologic product. Biologics such as XIAFLEX® require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL® is manufactured using a unique, proprietary process. If Auxilium’s manufacturing processes at the Rye, New York facility or its Horsham facility are disrupted, it may be difficult to find alternate manufacturing sites. Auxilium may encounter difficulties with the manufacture of the active ingredient of XIAFLEX® or TESTOPEL®, which could delay, disrupt or halt our manufacture of XIAFLEX® and TESTOPEL®, respectively, require write-offs which may affect our financial results, result in product recalls or product liability claims or otherwise materially affect our results of operations.
Auxilium’s Horsham and Rye facilities and the facilities of the manufacturer that Auxilium is in the process of qualifying as an alternate manufacturer for XIAFLEX® (such manufacturer, the “Proposed Alternate Manufacturer” and such facility, the “Proposed Alternate Facility”) are subject to regulatory oversight, which may delay or disrupt our development and commercialization efforts for XIAFLEX® or TESTOPEL®.
Our subsidiary Auxilium must strive to ensure that all of the processes, methods, equipment and facilities employed in the manufacturing operations at its Horsham and Rye facilities and the Proposed Alternate Facility are compliant with the latest current-Good Manufacturing Practice (cGMP) requirements. If Auxilium or the Proposed Alternate Manufacturer fail to comply with these requirements, Auxilium may not be permitted to sell its products or may be limited in the jurisdictions in which it is permitted to sell them. Auxilium’s manufacturing facilities and the Proposed Alternate Facility are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, Auxilium could be required to take remedial actions, stop production or close our Horsham and/or Rye facilities or the Proposed Alternate Facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX® and TESTOPEL® and delay clinical trials and subsequent licensure, and/or limit the sale of commercial supplies.

Future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX® made at the Horsham facilities or the Proposed Alternate Facility or TESTOPEL® made at the Rye facilities in clinical trials, refusal of the government to allow distribution of XIAFLEX® or TESTOPEL® for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the first quarter of 2015, we issued an aggregate of 5.2 million ordinary shares valued at approximately $408.6 million and paid approximately $148.9 million of cash in exchange for approximately $349.9 million aggregate principal amount of the Auxilium Notes, representing substantially all of the Auxilium Notes. The issuance of these ordinary shares was effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.
Purchase of Equity Securities
The following table reflects purchases of Endo International plc ordinary shares by the Company during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
January 1, 2015 to January 31, 2015	—	—	—
February 1, 2015 to February 28, 2015	—	—	—
March 1, 2015 to March 31, 2015	—	—	—
Total	—	—	—
__________

(1)
On April 28, 2015, our Board of Directors resolved to approve a share buyback program (the 2015 Share Buyback Program), authorizing the Company to redeem in the aggregate up to $2.50 billion of its outstanding ordinary shares. In accordance with Irish Law and the Company’s Articles of Association, all ordinary shares redeemed shall be cancelled upon redemption. Redemptions under this program may be made from time to time in open market or negotiated transactions or otherwise, as determined by the Transactions Committee of the Board of Directors. This program does not obligate the Company to redeem any particular amount of ordinary shares. Future redemptions, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Registrant's business, repayment of future debt, if any, the then current share price, market conditions, legal limitations and other factors. The 2015 Share Buyback Program may be suspended, modified or discontinued at any time.

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
Date: May 11, 2015

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

10.239	Purchase Agreement, dated March 2, 2015, by and among American Medical Systems Holdings, Inc., Endo Health Solutions Inc., and Boston Scientific Corporation

10.240
Supplemental Indenture, dated March 20, 2015, among Aphrodite Women’s Health, LLC, Endo Ventures Cyprus Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019

10.241
Counterpart to Registration Rights Agreement, dated March 20, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019

10.242
Supplemental Indenture, dated March 20, 2015, among Aphrodite Women’s Health, LLC, Endo Ventures Cyprus Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020

10.243
Counterpart to Registration Rights Agreement, dated March 20, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020

10.244
Supplemental Indenture, dated March 20, 2015, among Aphrodite Women’s Health, LLC, Endo Ventures Cyprus Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022

10.245
Counterpart to Registration Rights Agreement, dated March 20, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022

10.246
Supplemental Indenture, dated March 20, 2015, among Aphrodite Women’s Health, LLC, Endo Ventures Cyprus Limited, subsidiaries of Endo Limited, the Issuer, the Co-Obligor, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022

10.247
Supplemental Indenture, dated March 20, 2015, among Aphrodite Women’s Health, LLC, Endo Ventures Cyprus Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023

10.248
Counterpart to Registration Rights Agreement, dated March 20, 2015, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023

10.249
Supplemental Indenture, dated March 20, 2015, among Aphrodite Women’s Health, LLC, Endo Ventures Cyprus Limited, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025

10.250
Counterpart to Registration Rights Agreement, dated March 20, 2015, with respect to the Registration Rights Agreement, dated January 27, 2015 by and among Endo Finance LLC, Endo Finco Inc., Endo Limited, the Guarantors party thereto, RBC Capital Markets, LLC and Citigroup Global Markets Inc., relating to the 6.00% Senior Notes due 2025

10.251
Agreement and Plan of Merger dated April 26, 2013, by and among Actient Holdings LLC, a Delaware limited liability company, Auxilium Pharmaceuticals, Inc., a Delaware corporation, Opal Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of Auxilium Pharmaceuticals, Inc., GTCR Fund IX/B, L.P., a Delaware limited partnership, and GTCR Fund IX/A, L.P., a Delaware limited partnership, solely in its capacity as representative for GTCR Fund IX/B, L.P. and the Actient Holdings LLC Unitholders and Optionholders (incorporated by reference to Exhibit 2.1 to the Auxilium Current Report on Form 8-K, filed with the Commission on April 29, 2013)

10.252
Indenture by and between Auxilium Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, dated January 30, 2013 (incorporated by reference to Exhibit 10.4 to the Auxilium Current Report on Form 8-K, filed with the Commission on January 31, 2013)

10.253
First Supplemental Indenture by and between Auxilium Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, dated January 30, 2013 (incorporated by reference to Exhibit 4.2 to the Auxilium Current Report on Form 8-K, filed with the Commission on January 31, 2013)

10.254	Form of Convertible Note (incorporated by reference to Exhibit 4.3 (which was included in Exhibit 4.2) to the Auxilium Current Report on Form 8-K, filed with the Commission on January 31, 2013)

10.255*
License Agreement, dated May 31, 2000, as amended, between Bentley Pharmaceuticals, Inc. and Auxilium (incorporated by reference to Exhibit 10.2 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on May 8, 2009)

10.256*
Second Amended and Restated Development and License Agreement, dated August 31, 2011, by and between BioSpecifics Technologies Corp. and Auxilium (incorporated by reference to Exhibit 10.1 to the Auxilium Current Report on Form 8-K, filed with the Commission on September 1, 2011)

10.257*
Settlement Agreement, dated as of August 31, 2011, by and between Auxilium and BioSpecifics Technologies Corp. (incorporated by reference to Exhibit 10.2 to the Auxilium Current Report on Form 8-K, filed with the Commission on September 1, 2011)

10.258*
Manufacturing Agreement, dated January 19, 2011, between Auxilium and DPT Laboratories, Ltd. (incorporated by reference to Exhibit 10.3 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2011)

10.259*
Supply Agreement, dated June 26, 2008, between Auxilium and Hollister-Stier Laboratories LLC (incorporated by reference to Exhibit 10.1 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2008)

10.260*
Development, Commercialization and Supply Agreement, dated March 22, 2011, by and among Auxilium, Auxilium International Holdings, Inc. and Asahi Kasei Pharma Corporation (incorporated by reference to Exhibit 10.4 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2011)

10.261*
Collaboration Agreement, dated February 22, 2012, by and among Auxilium, Auxilium International Holdings, Inc. and Actelion Pharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.1 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2012)

10.262*
Collaboration Agreement, dated July 15, 2013, by and among Swedish Orphan Bovitrum AB, AUXILIUM UK LTD, and Auxilium International Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2013)

10.263*
License and Commercialization Agreement, dated October 10, 2013, by and between VIVUS, Inc. and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Auxilium Annual Report on Form 10-K, filed with the Commission on February 28, 2014)

10.264*
Commercial Supply Agreement, dated October 10, 2013, by and between VIVUS, Inc. and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Auxilium Annual Report on Form 10-K, filed with the Commission on February 28, 2014)

10.265
Registration Rights Agreement dated April 26, 2013, by and between Auxilium Pharmaceuticals, Inc., a Delaware corporation and GTCR Fund IX/A, L.P., a Delaware limited partnership, solely in its capacity as representative for the GTCR Fund IX/B, L.P., and the Actient Holdings LLC's Unitholders and Optionholders (incorporated by reference to Exhibit 10.2 to the Auxilium Current Report on Form 8-K, filed with the Commission on April 29, 2013)

10.266*
Distribution and Supply Agreement, dated April 1, 2014, by and between Prasco, LLC and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Auxilium Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2014)

10.267
Agreement and Plan of Merger, dated as of October 8, 2014, by and among Auxilium Pharmaceuticals, Inc., Endo International plc, Endo U.S. Inc., and Avalon Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Auxilium Current Report on Form 8-K, filed with the Commission on October 9, 2014)

10.268
Executive Employment Agreement between Endo Health Solutions Inc. and Matthew J. Maletta, effective as of April 28, 2015 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the commission on April 30, 2015)

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

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended