Form 10-Q
period 2015-06-30
Endo International plc
filed 2015-08-10
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	August 4, 2015	:	208,251,366

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

i

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,529,735	$408,753
Restricted cash and cash equivalents	484,788	530,930
Marketable securities	893	815
Accounts receivable	1,318,286	1,126,078
Inventories, net	625,767	423,321
Prepaid expenses and other current assets	51,565	38,680
Income taxes receivable	109,817	51,846
Deferred income taxes	720,043	561,974
Assets held for sale (NOTE 3)	1,696,059	1,937,864
Total current assets	$7,536,953	$5,080,261
MARKETABLE SECURITIES	4,023	1,506
PROPERTY, PLANT AND EQUIPMENT, NET	413,931	387,703
GOODWILL	3,044,307	2,899,587
OTHER INTANGIBLES, NET	4,914,393	2,333,193
DEFERRED INCOME TAXES	3,011	5,059
OTHER ASSETS	215,296	202,307
TOTAL ASSETS	$16,131,914	$10,909,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$306,179	$297,484
Accrued expenses	1,397,552	1,149,545
Current portion of legal settlement accrual	1,598,932	1,443,114
Current portion of long-term debt	68,423	155,937
Income taxes payable	11,362	—
Deferred income taxes	—	22
Liabilities held for sale (NOTE 3)	104,994	103,338
Total current liabilities	$3,487,442	$3,149,440
DEFERRED INCOME TAXES	719,902	677,740
LONG-TERM DEBT, LESS CURRENT PORTION, NET	5,361,230	4,202,356
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	—	262,781
OTHER LIABILITIES	411,402	209,086
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	45	48
Ordinary shares, $0.0001 and $0.0001 par value; 1,000,000,000 and 1,000,000,000 shares authorized; 208,221,710 and 153,912,985 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	21	15
Additional paid-in capital	7,322,102	3,093,867
Accumulated deficit	(921,221)	(595,085)
Accumulated other comprehensive loss	(249,077)	(124,088)
Total Endo International plc shareholders’ equity	$6,151,870	$2,374,757
Noncontrolling interests	68	33,456
Total shareholders’ equity	$6,151,938	$2,408,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,131,914	$10,909,616
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TOTAL REVENUES	$735,166	$592,848	$1,449,294	$1,063,690
COSTS AND EXPENSES:
Cost of revenues	438,858	303,445	823,124	516,124
Selling, general and administrative	154,491	124,366	366,069	284,432
Research and development	18,984	30,406	36,881	61,352
Litigation-related and other contingencies, net	6,875	3,954	19,875	3,954
Asset impairment charges	70,243	—	77,243	—
Acquisition-related and integration items	44,225	19,618	78,865	64,887
OPERATING INCOME FROM CONTINUING OPERATIONS	$1,490	$111,059	$47,237	$132,941
INTEREST EXPENSE, NET	80,611	52,183	153,750	105,575
LOSS ON EXTINGUISHMENT OF DEBT	—	20,089	980	29,685
OTHER EXPENSE (INCOME), NET	24,493	(6,596)	12,498	(13,004)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(103,614)	$45,383	$(119,991)	$10,685
INCOME TAX (BENEFIT) EXPENSE	(12,720)	4,808	(179,589)	17,511
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(90,894)	$40,575	$59,598	$(6,826)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(159,632)	(20,189)	(385,842)	(406,066)
CONSOLIDATED NET (LOSS) INCOME	$(250,526)	$20,386	$(326,244)	$(412,892)
Less: Net (loss) income attributable to noncontrolling interests	(107)	(774)	(107)	2,860
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(250,419)	$21,160	$(326,137)	$(415,752)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(0.49)	$0.27	$0.34	$(0.04)
Discontinued operations	$(0.86)	$(0.13)	$(2.18)	$(2.92)
Basic	$(1.35)	$0.14	$(1.84)	$(2.96)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(0.49)	$0.25	$0.33	$(0.04)
Discontinued operations	$(0.86)	$(0.12)	$(2.11)	$(2.92)
Diluted	$(1.35)	$0.13	$(1.78)	$(2.96)
WEIGHTED AVERAGE SHARES:
Basic	185,328	152,368	177,490	140,252
Diluted	185,328	163,369	182,822	140,252
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
CONSOLIDATED NET (LOSS) INCOME		$(250,526)		$20,386		$(326,244)		$(412,892)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized gain on securities:
Unrealized gain arising during the period	$201		$2,034		$1,714		$1,694
Less: reclassification adjustments for (gain) loss realized in net (loss) income	—	201	—	2,034	—	1,714	—	1,694
Foreign currency translation gain (loss)		8,001		44,393		(123,347)		49,470
OTHER COMPREHENSIVE INCOME (LOSS)		$8,202		$46,427		$(121,633)		$51,164
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(242,324)		$66,813		$(447,877)		$(361,728)
Less: Net (loss) income attributable to noncontrolling interests		(107)		(774)		(107)		2,860
Less: Other comprehensive loss attributable to noncontrolling interests		57		(1,942)		(549)		(1,942)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(242,274)		$69,529		$(447,221)		$(362,646)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net loss	$(326,244)	$(412,892)
Adjustments to reconcile consolidated net loss to Net cash used in operating activities:
Depreciation and amortization	249,181	152,818
Inventory step-up	84,253	22,725
Share-based compensation	24,753	14,376
Amortization of debt issuance costs and premium / discount	10,580	17,993
Provision for bad debts	1,141	980
Deferred income taxes	(244,152)	(169,195)
Net (gain) loss on disposal of property, plant and equipment	(132)	1,017
Loss on extinguishment of debt	980	29,685
Asset impairment charges (including other than temporary impairment of Litha joint venture investment)	318,865	—
Gain on sale of business and other assets	—	(2,718)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(124,681)	(22,227)
Inventories	(22,425)	13,170
Prepaid and other assets	(12,268)	11,019
Accounts payable	4,349	(83,991)
Accrued expenses	235,867	662,533
Other liabilities	(228,938)	(194,067)
Income taxes payable/receivable	(48,615)	(93,857)
Net cash used in operating activities	$(77,486)	$(52,631)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(38,621)	(40,398)
Proceeds from sale of property, plant and equipment	—	19
Acquisitions, net of cash acquired	(915,945)	(203,088)
Proceeds from sale of marketable securities and investments	24	47,850
Proceeds from notes receivable	17	23,066
Patent acquisition costs and license fees	—	(5,000)
Proceeds from sale of business, net	4,712	54,521
Proceeds from settlement escrow	—	3,148
Increase in restricted cash and cash equivalents	(381,223)	—
Decrease in restricted cash and cash equivalents	424,695	704,223
Other investing activities	—	4,000
Net cash (used in) provided by investing activities	$(906,341)	$588,341

	Six Months Ended June 30,
	2015	2014
FINANCING ACTIVITIES:
Proceeds from issuance of notes	1,200,000	750,000
Proceeds from issuance of term loans	—	1,525,000
Principal payments on term loans	(26,188)	(1,407,394)
Proceeds from draw of revolving debt	175,000	—
Repayments of revolving debt	(175,000)	—
Principal payments on other indebtedness, net	(3,231)	(5,800)
Repurchase of convertible senior subordinated notes	(247,760)	(547,852)
Payments to settle ordinary share warrants	—	(242,192)
Proceeds from the settlement of the hedge on convertible senior subordinated notes due 2015	—	302,113
Deferred financing fees	(25,696)	(58,715)
Payment for contingent consideration	(7,383)	—
Tax benefits of share awards	20,079	27,573
Payments of tax withholding for restricted shares	(12,570)	(22,803)
Exercise of options	23,440	31,616
Issuance of ordinary shares	2,302,281	2,288
Payments related to the issuance of ordinary shares	(66,956)	(4,800)
Cash distributions to noncontrolling interests	—	(6,144)
Cash buy-out of noncontrolling interests	(39,608)	(82)
Net cash provided by financing activities	$3,116,408	$342,808
Effect of foreign exchange rate	(11,599)	4,716
NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,120,982	$883,234
LESS: NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	(17,413)
NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$2,120,982	$900,647
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	408,753	526,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,529,735	$1,427,244
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$377,074	$—
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$385,087	$3,148
Other cash distributions for mesh legal settlements	$10,829	$3,517
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$54	$578
Accrual for purchases of property, plant and equipment	$2,072	$4,423
Acquisition financed by ordinary shares	$1,519,318	$2,844,279
Repurchase of convertible senior subordinated notes financed by ordinary shares	$625,483	$—
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to a fair statement of the Company’s financial position as of June 30, 2015 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2014 was derived from the audited financial statements.
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
During the three months ended June 30, 2015, the Company recorded a $2.7 million correcting adjustment to deferred taxes resulting from the impact of currency translation on a foreign denominated intercompany loan. Based on changes in the underlying exchange rate over the first three months of 2015, the impact to the Company’s Condensed Consolidated Balance Sheet as of March 31, 2015 would have been a $22.2 million increase to Accumulated other comprehensive loss with an offset to Deferred income taxes. The corresponding impact for the three months ended June 30, 2015 would have been a $19.5 million decrease to Accumulated other comprehensive loss with an offset to Deferred income taxes. The net $2.7 million adjustment is included in Foreign currency translation gain (loss) in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015. The Company determined that neither the prior period nor the current period corrections are material to the periods presented or the expected 2015 full year results.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. This ASU, as issued, is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period. The Company currently plans to adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated results of operations and financial position.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15,

2015. ASU 2015-03 requires retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s consolidated financial position.
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets as a result of the guidance in ASU 2015-05. ASU 2015-05 is effective for annual periods beginning after December 15, 2015 and interim periods in annual periods beginning after December 15, 2016, with early adoption permitted. Companies may use either a full retrospective approach or a prospective approach entered into or materially modified after the effective date to adopt this ASU. The Company is currently evaluating the impact of ASU 2015-05 on the Company’s consolidated results of operations and financial position.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively and early application is permitted. The Company is currently evaluating the impact of ASU 2015-05 on the Company’s consolidated results of operations and financial position.
NOTE 3. DISCONTINUED OPERATIONS
American Medical Systems
On February 24, 2015, the Board of Directors approved a plan to sell the Company’s American Medical Systems Holdings, Inc. (AMS) business, which comprises the entirety of our Devices segment. Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation (Boston Scientific) for up to $1.65 billion, with $1.60 billion in upfront cash. The Company is also eligible to receive a potential milestone payment of $50.0 million in cash conditioned on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health components in 2016. In addition, Boston Scientific agreed to pay $60.0 million in exchange for 60,000 shares of Series B Non-Voting Preferred Stock issued by American Medical Systems Holdings, Inc. The preferred stock entitles the holder to dividends payable quarterly at an initial annual rate of 7.25%, which will increase by 0.25% each year on January 1, from 2018 until the rate equals 11.50%. While the preferred stock remains outstanding, American Medical Systems Holdings, Inc. will be subject to certain affirmative and negative covenants, including an obligation to maintain assets in excess of the liquidation preference of the preferred stock, and restrictions on the sale of assets and the incurrence of certain indebtedness. The preferred stock matures and becomes mandatorily redeemable in 2035.
The transaction with Boston Scientific closed on August 3, 2015. In addition, the Company is currently pursuing a sale of the Women’s Health component of the AMS business.
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
In connection with classifying AMS as held-for-sale, the Company was required to compare the estimated fair values of the underlying disposal groups, less the costs to sell, to the respective carrying amounts. As a result of this analysis, the Company recorded a combined asset impairment charge of $222.8 million during the three months ended March 31, 2015, which was classified as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. We estimated the fair value of the Men’s Health and Prostate Health division based on the agreed upon purchase price with Boston Scientific. The fair value of the Women’s Health component was estimated based on expressions of interest from third parties. In addition, as a result of determining that the sale of the AMS disposal groups was probable, the Company re-assessed its permanent reinvestment assertion for certain components of the AMS business and recognized a corresponding tax expense of $0.5 million during the three months and a $159.2 million tax benefit during six months ended June 30, 2015, respectively, which was recorded as Income tax (benefit) expense (a component of (loss) income from continuing operations) in the Condensed Consolidated Statements of Operations. In connection with the closing of the sale to Boston Scientific, it is expected there will be further tax benefits which will be recorded during the three months ended September 30, 2015.
The following table provides the operating results of the Discontinued operations of AMS, net of tax for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$119,940	$125,836	$238,605	$249,603
Litigation related and other contingencies, net	$268,552	$32,000	$273,752	$658,151
Asset impairment charges	—	—	222,753	—
Loss from discontinued operations before income taxes	(257,642)	(6,235)	(487,500)	(625,655)
Income tax (benefit) expense	(98,010)	10,786	(101,658)	(217,338)
Discontinued operations, net of tax	$(159,632)	$(17,021)	$(385,842)	$(408,317)
The following table provides the components of Assets and Liabilities held for sale of AMS as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Current assets	$160,551	$165,075
Property, plant and equipment	41,954	41,122
Goodwill	636,583	862,960
Other intangibles, net	849,475	861,174
Other assets	7,496	7,533
Assets held for sale	$1,696,059	$1,937,864
Current liabilities	$57,617	$53,143
Deferred taxes	43,679	46,538
Other liabilities	3,698	3,657
Liabilities held for sale	$104,994	$103,338
The following table provides the Depreciation and amortization and Purchases of property, plant and equipment of AMS for the six months ended June 30 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows from discontinued operating activities:
Net loss	$(385,842)	$(408,317)
Depreciation and amortization	11,555	35,565
Cash flows from discontinued investing activities:
Purchases of property, plant and equipment	$(2,182)	$(2,460)
HealthTronics
On December 28, 2013, the EHSI Board approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. During the three months ended March 31, 2015, we received additional cash payments of $4.7 million from the purchaser of HealthTronics. In addition, as of June 30, 2015, EHSI has rights to additional cash payments of up to $30.0 million based on the operating performance of HealthTronics through December 31, 2015, for total potential consideration of up to $119.7 million. Additional cash payments, if any, will be recorded when earned. The sale was completed on February 3, 2014.
In 2014, the Company recorded a net gain of $3.6 million, representing the carrying amount of the assets sold less the amount of the net proceeds, including the $4.7 million described above, which the Company became entitled to receive during the fourth quarter of 2014.

Until it was sold on February 3, 2014, the assets of this business, previously known as the HealthTronics segment, and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheets. Depreciation and amortization expense were not recorded on assets held for sale. The operating results of this business are reported as Discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014.
The following table provides the operating results of Discontinued operations of HealthTronics, net of tax for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenue	$—	$14,442
Income from discontinued operations before income taxes	$(2,677)	$1,721
Income tax expense (benefit)	491	(530)
Discontinued operations, net of tax	$(3,168)	$2,251
There were no Assets or Liabilities held for sale relating to HealthTronics included in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.
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
As a result of the Auxilium restructuring initiative, the Company incurred restructuring expenses of $4.4 million and $45.2 million during the three and six months ended June 30, 2015, respectively, consisting of $4.4 million and $30.3 million of employee severance, retention and other benefit-related costs during the three and six months ended June 30, 2015, respectively. The expenses were also attributable to certain charges related to our Auxilium subsidiary’s former corporate headquarters in Chesterbrook, Pennsylvania, including $7.0 million of asset impairment charges on certain related leasehold improvements during the first quarter of 2015, and $7.9 million recorded upon the facility’s cease use date, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income, during the first quarter of 2015. There were no additional asset impairment charges and no additional expenses relating to the facility’s cease use date recorded during the three months ended June 30, 2015. The Company anticipates there will be additional pre-tax restructuring expenses of $1.1 million related to employee severance, retention and other benefit-related costs and these actions are expected to be completed by December 31, 2015, with substantially all cash payments made by the end of 2016. These restructuring costs are allocated to the U.S. Branded Pharmaceuticals segment, and are primarily included in Selling, general and administrative in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Auxilium restructuring initiatives is included below for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Employee Severance, Retention and Other Benefit-Related Costs	$4,365	$30,330
Asset Impairment Charges	—	7,000
Other Restructuring Costs	—	7,860
Total	$4,365	$45,190

The liability related to the Auxilium restructuring initiative totaled $24.5 million at June 30, 2015. At June 30, 2015, this liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the six months ended June 30, 2015 were as follows (in thousands):

	Employee Severance, Retention and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2015	$—	$—	$—
Expenses	30,330	7,860	38,190
Cash payments	(13,352)	(348)	(13,700)
Liability balance as of June 30, 2015	$16,978	$7,512	$24,490
Other Restructuring Initiatives
The Company and certain of its subsidiaries have recently undertaken certain other restructuring initiatives that were individually not material to the Company’s Condensed Consolidated Financial Statements for any of the periods presented. These charges, which primarily related to employee severance, retention and other benefit-related costs, are included in the following lines in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative	2,305	5,688	11,841	8,121
Discontinued operations, net of tax	11,692	85	18,141	2,138
Total Other Restructuring	$13,997	$5,773	$29,982	$10,259
The liability related to these initiatives totaled $28.8 million and $17.0 million at June 30, 2015 and December 31, 2014, respectively. This liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates to recognition of the expenses mentioned in the preceding paragraph, partially offset by cash payments made during 2015.
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, except for Boca, Paladin and Sumavel® DosePro® (Sumavel®), the estimated fair values of the net assets acquired below are provisional as of June 30, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates. Our measurement period adjustments were complete for Boca, Paladin and Sumavel as of February 3, 2015, February 28, 2015 and May 19, 2015, respectively.
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
Under the terms of the transaction, former Paladin shareholders received 1.6331 shares of Endo International plc stock, or 35.5 million shares, and C$1.16 in cash, for total consideration of $2.87 billion as of February 28, 2014. On the Paladin Acquisition Date, each then current EHSI shareholder received one ordinary share of Endo International plc for each share of EHSI common stock owned upon closing. Immediately following the closing of the transaction, former EHSI shareholders owned approximately 79% of Endo International plc, and former Paladin shareholders owned approximately 21%.

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
The operating results of Paladin are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and the operating results from the acquisition date of February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 reflect the acquisition of Paladin, effective February 28, 2014.
Our measurement period adjustments for Paladin were complete as of February 28, 2015. In connection with the finalization of our measurement period adjustments for Paladin, we recorded a decrease to certain deferred tax assets of $1.4 million, with a corresponding increase to goodwill. Other than these adjustments, there have been no changes to the fair values of the assets acquired and liabilities assumed at the Paladin Acquisition Date from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015. Goodwill arising from the Paladin acquisition has been assigned to multiple reporting units across each of the Company’s reportable segments based on the relative incremental benefit expected to be realized by each impacted reporting unit.
The Company recognized acquisition-related transaction costs associated with the Paladin acquisition during the six months ended June 30, 2014 totaling $33.4 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations. There were no acquisition-related transaction costs associated with the Paladin acquisition during the six months ended June 30, 2015.

The amounts of Paladin Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including February 28, 2014 to June 30, 2014 are as follows (in thousands, except per share data):

Revenue	$96,910
Net income attributable to Endo International plc	$671
Basic and diluted net income per share	$—
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2014 for the six months ended June 30, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

Six Months Ended June 30, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,106,690
Net loss attributable to Endo International plc	$(426,578)
Basic and diluted net loss per share	$(3.04)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin acquisition assuming the Paladin acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to additional intangible amortization. The adjustments to additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, increased the expense by $2.8 million for the six months ended June 30, 2014.
Acquisition of Remaining Shares of Litha
In February 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million. At December 31, 2014, our Paladin subsidiary owned 70.3% of the issued ordinary share capital of Litha. In connection with this transaction, Paladin had deposited cash into an escrow account, primarily for the purpose of guaranteeing amounts required to be paid to Litha’s security holders in connection with this acquisition. The balance in this account at December 31, 2014 of approximately $40 million was included in Restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets and was subsequently paid in February 2015. Refer to Note 14. Shareholders' Equity for further information.
Boca Pharmacal LLC Acquisition
On February 3, 2014, the Company acquired Boca Pharmacal LLC (Boca) for $236.6 million in cash. Boca is a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.
The fair values of the net identifiable assets acquired totaled $212.3 million, resulting in goodwill of $24.3 million, which was assigned to our U.S. Generic Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Boca acquisition includes $140.9 million of identifiable intangible assets, including $112.3 million of developed technology to be amortized over an average life of approximately 11 years and $28.6 million of IPR&D.
The operating results of Boca are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and the operating results from the acquisition date of February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 reflect the acquisition of Boca, effective February 3, 2014. Our measurement period adjustments were complete for Boca as of February 3, 2015.
Pro forma results of operations have not been presented because the effect of the Boca acquisition was not material.
Sumavel® DosePro®
On May 19, 2014, the Company’s Endo Pharmaceuticals Inc. (EPI) subsidiary acquired the worldwide rights to Sumavel® DosePro® for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature.

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
The preliminary fair values of the net identifiable assets acquired totaled $93.8 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Sumavel® acquisition includes $90.0 million of identifiable developed technology intangible assets to be amortized over an average life of approximately 13 years.
The operating results of Sumavel® are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and the operating results from the acquisition date of May 19, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 reflect the acquisition of Sumavel®, effective May 19, 2014. Our measurement period adjustments were complete for Sumavel as of May 19, 2015.
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
The preliminary fair values of the net identifiable assets acquired totaled $184.4 million, resulting in goodwill of $85.7 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Somar acquisition includes $167.9 million of identifiable intangible assets, including $148.3 million to be amortized over an average life of approximately 12 years and $19.6 million of IPR&D.
The operating results of Somar are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 reflect the acquisition of Somar, effective July 24, 2014.
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
The operating results of DAVA are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 reflect the acquisition of DAVA, effective August 6, 2014.
As of June 30, 2015, there have been no changes to the preliminary fair values of the assets acquired and liabilities assumed at the DAVA Acquisition Date from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
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
The preliminary fair values of the net identifiable assets acquired totaled $56.7 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Natesto™ acquisition includes $51.7 million of developed technology to be amortized over 10 years.
The operating results of Natesto™ are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 reflect the acquisition of Natesto™, effective December 9, 2014.
Pro forma results of operations have not been presented because the effect of the Natesto™ acquisition was not material.
Auxilium Pharmaceuticals, Inc.
On January 29, 2015 (the Auxilium Acquisition Date), the Company’s Endo U.S., Inc. subsidiary acquired all of the outstanding shares of common stock (the Merger Agreement) of Auxilium Pharmaceuticals, Inc. (Auxilium) in a transaction valued at $2.6 billion, as enumerated in the table below.
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
__________

(1)
Represents the cash paid directly to shareholders pursuant to the Merger Agreement, the fair value of Auxilium stock awards attributed to pre-combination services that were outstanding on the Auxilium Acquisition Date and settled in connection with the Auxilium acquisition, and amounts paid by Endo on behalf of Auxilium (including transactions costs incurred by Auxilium in connection with the acquisition and amounts paid to settle existing Auxilium indebtedness and related instruments).

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
The operating results from the acquisition date of January 29, 2015 are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. The Condensed Consolidated Balance Sheet as of June 30, 2015 reflects the acquisition of Auxilium, effective January 29, 2015.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the Auxilium Acquisition Date (in thousands):

	January 29, 2015 (As initially reported)	Measurement period adjustments	January 29, 2015 (As adjusted)
Cash and cash equivalents	$115,973	$—	$115,973
Accounts receivable	75,849	—	75,849
Inventories	341,900	(38,400)	303,500
Prepaid expenses and other current assets	6,687	—	6,687
Property, plant and equipment	31,500	—	31,500
Intangible assets	2,838,000	7,500	2,845,500
Other assets	9,285	(999)	8,286
Total identifiable assets	$3,419,194	$(31,899)	$3,387,295
Accounts payable and accrued expenses	$120,553	$12,391	$132,944
Deferred income taxes	164,379	(26,598)	137,781
Convertible debt, including equity component (1)	571,132	—	571,132
Other liabilities	171,400	(4,320)	167,080
Total liabilities assumed	$1,027,464	$(18,527)	$1,008,937
Net identifiable assets acquired	$2,391,730	$(13,372)	$2,378,358
Goodwill	177,854	13,372	191,226
Net assets acquired	$2,569,584	$—	$2,569,584
__________

(1)	As further described in Note 11. Debt, this amount consists of $293.1 million and $278.0 million, representing the debt and equity components of the Auxilium convertible notes, respectively.
The estimated fair value of the Auxilium assets acquired and liabilities assumed are provisional as of June 30, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to property, plant and equipment, intangible assets, inventory, accrued expenses, contingent liabilities, deferred income taxes and income taxes payable. Accordingly, the measurement of the Auxilium assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization period (in years)
Developed Technology:
XIAFLEX®	$1,501.1	12
TESTOPEL®	584.3	15
Urology Retail	311.0	13
Other	128.7	15
Total	$2,525.1
In Process Research & Development (IPR&D):
XIAFLEX®—Cellulite	$320.4	n/a
Total	$320.4	n/a
Total other intangible assets	$2,845.5	n/a
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
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets and inventory step-up.
The Company recognized acquisition-related transaction costs associated with the Auxilium acquisition during the six months ended June 30, 2015 totaling $23.1 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
The amounts of Auxilium Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including January 29, 2015 to June 30, 2015 are as follows (in thousands, except per share data):

Revenue	$155,367
Net loss attributable to Endo International plc	$(110,838)
Basic net loss per share	$(0.62)
Diluted net loss per share	$(0.61)

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Auxilium had occurred on January 1, 2014 for the six months ended June 30, 2015 and for the three and six months ended June 30, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,472,869	$675,866	$1,235,227
Net loss attributable to Endo International plc	$(333,583)	$(42,256)	$(562,638)
Basic net loss per share	$(1.88)	$(0.28)	$(4.01)
Diluted net loss per share	$(1.82)	$(0.28)	$(4.01)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Auxilium to reflect factually supportable adjustments that give effect to events that are directly attributable to the Auxilium acquisition assuming the Auxilium acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $5.5 million for the three months ended June 30, 2014, and increased the expense by $1.1 million and $11.4 million for the six months ended June 30, 2015 and June 30, 2014, respectively. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, increased the expense by $21.4 million for the three months ended June 30, 2014. An adjustment to the amortization expense for the six months ended June 30, 2015 and June 30, 2014 increased the expense by $8.8 million and $43.0 million, respectively.
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
The preliminary fair value of the related net identifiable developed technology intangible asset acquired totaled $47.7 million, with no related goodwill. The intangible asset will be amortized over an average life of approximately 10 years. However, commensurate with our current expectations with respect to the amount and timing of projected cash flows resulting from this acquisition, we expect to record the majority of the related amortization within the first 18 months after product launch.
Pro forma results of operations have not been presented because the effect of this acquisition was not material.
The operating results of the acquired authorized generic of potassium chloride oral solution are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 given the launch of this product in April 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The Condensed Consolidated Balance Sheet as of June 30, 2015 reflects the acquisition of the authorized generic of potassium chloride oral solution, effective March 19, 2015.
Pending Acquisitions
Aspen Holdings
In May 2015, Litha Pharma (Pty) Limited, a subsidiary of the Company, entered into an agreement to acquire a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutics areas from a subsidiary of Aspen Holdings, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries, and from GlaxoSmithKline plc (GSK). The transaction is expected to expand Endo’s presence in South Africa. Under the terms of the agreement, the subsidiary of Aspen Holdings and GSK will receive a one-time payment of approximately $150 million subject to usual and customary closing adjustments. The transaction is expected to close in the second half of 2015.
Acquisition of Par Pharmaceutical Holdings, Inc.

In May 2015, the Company entered into a definitive agreement with Par Pharmaceutical Holdings, Inc. (Par) pursuant to which the Company shall acquire privately-held Par from TPG Capital in a transaction initially valued at $8.05 billion, including assumption of Par debt. The purchase price consists of 18.0 million shares ($1.55 billion of value based on the 10-day volume weighted average share price of Endo ending on May 15, 2015) of Endo equity and $6.50 billion cash consideration to Par shareholders, subject to certain adjustments. The transaction is expected to close in the second half of 2015.
On June 10, 2015, the Company completed the sale of 27,627,628 ordinary shares for aggregate gross proceeds of $2,300.0 million in order to finance a portion of the pending Par acquisition. The net proceeds of this share issuance, totaling $2,235.1 million are included as a component of Cash and cash equivalents at June 30, 2015.
In July 2015, Endo Designated Activity Company, formerly known as Endo Limited (Endo DAC), Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $1.64 billion in aggregate principal amount of the 2023 Notes. The Company intends to incur an Incremental Term Loan B Facility in an aggregate principal amount of up to $2,800 million in accordance with the Amended 2014 Credit Facility prior to or substantially simultaneously with the closing of the Par acquisition. In addition, the Company intends to increase its incremental revolving facility capacity in an aggregate principal amount of up to $250.0 million under the Amended 2014 Credit Facility prior to or substantially simultaneously with the closing of the Par acquisition.
The 2023 Notes were issued to, together with the Incremental Term Loan B Facility and cash on hand, (i) fund the purchase price of the Par acquisition, as well as for repayments of indebtedness of Par and certain transaction expenses, (ii) refinance the Company’s existing 2014 Term Loan B Facility, and (iii) redeem all $499.9 million aggregate principal amount outstanding of the 7.00% Senior Notes due 2019, which redemption occurred in July 2015. The Company intends to use any remaining proceeds for general corporate purposes, including acquisitions and debt repayments.
Par is a specialty pharmaceutical company that develops, manufactures and markets safe, innovative and cost-effective pharmaceuticals that help improve patient quality of life. Par Pharmaceutical offers a line of high-barrier-to-entry generic drugs, while Par Specialty Pharmaceuticals provides niche, innovative brands. Par Sterile Products develops, manufactures and markets both branded and generic aseptic injectable pharmaceuticals. As a result, we believe its business is highly complementary to Endo’s generic pharmaceuticals business. The Company further believes this transaction provides attractive long-term pipeline opportunities and significant financial synergies. The Company has incurred $9.9 million and $10.0 million of transaction costs during the three and six months ended June 30, 2015, which are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
NOTE 6. SEGMENT RESULTS
On February 24, 2015, the Company’s Board of Directors approved a plan to sell its AMS business, which comprises the entirety of our former Devices segment. Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation. On August 3, 2015, the Company completed the sale of the Men’s Health and Prostate Health components of its AMS business to Boston Scientific Corporation. The assets of this business segment and related liabilities are classified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of this business segment are reported as Discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations.
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
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as (loss) income from continuing operations before income tax before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; excess costs that will be eliminated pursuant to integration plans; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; certain non-cash interest expense; litigation-related and other contingent matters; gains or losses from early termination of debt and hedging activities; foreign currency gains or losses on intercompany financing arrangements; and certain other items that the Company believes do not reflect its core operating performance.
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
U.S. Branded Pharmaceuticals
Our U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology and men’s health, endocrinology and orthopedic products. The marketed products that are included in this segment include Lidoderm®, Opana® ER, Voltaren® Gel, Percocet®, Fortesta® Gel, Supprelin® LA, XIAFLEX®, STENDRA®, Aveed® and Testim®, among others.
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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$315,913	$248,547	$600,420	$482,712
U.S. Generic Pharmaceuticals	338,326	272,213	695,288	484,068
International Pharmaceuticals (1)	80,927	72,088	153,586	96,910
Total net revenues to external customers	$735,166	$592,848	$1,449,294	$1,063,690

Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$169,575	$130,416	$328,996	$264,833
U.S. Generic Pharmaceuticals	146,089	105,234	$329,546	$179,031
International Pharmaceuticals	12,797	22,602	$21,091	$31,897
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
There were no material revenues from external customers attributed to an individual foreign country during the three and six months ended June 30, 2015 and 2014. There were no material tangible long-lived assets attributed to an individual foreign country as of June 30, 2015 or December 31, 2014.

The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment adjusted income from continuing operations before income tax:	$328,461	$258,252	$679,633	$475,761
Corporate unallocated costs	(109,154)	(70,711)	(212,576)	(149,608)
Upfront and milestone payments to partners	(2,135)	(10,350)	(4,802)	(21,505)
Asset impairment charges	(70,243)	—	(77,243)	—
Acquisition-related and integration items (1)	(44,225)	(19,618)	(78,865)	(64,887)
Separation benefits and other cost reduction initiatives (2)	(5,780)	(11,446)	(47,587)	(9,516)
Excise tax (3)	—	4,700	—	(55,300)
Amortization of intangible assets	(116,987)	(52,761)	(212,256)	(92,431)
Inventory step-up and certain excess manufacturing costs that will be eliminated pursuant to integration plans	(48,948)	(19,144)	(88,864)	(22,725)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(253)	(3,346)	(1,632)	(9,315)
Loss on extinguishment of debt	—	(20,089)	(980)	(29,685)
Certain litigation-related charges, net	(6,875)	(3,954)	(19,875)	(3,954)
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,792)	—	18,298	—
Costs associated with unused financing commitments	(2,261)	—	(14,071)	—
Acceleration of Auxilium employee equity awards at closing	—	—	(37,603)	—
Charge related to the non-recoverability of certain non-trade receivables	—	(10,000)	—	(10,000)
Net gain on sale of certain early-stage drug discovery and development assets	—	3,850	—	3,850
Other than temporary impairment of equity investment	(18,869)	—	(18,869)	—
Other, net	(3,553)	—	(2,699)	—
Total consolidated (loss) income from continuing operations before income tax	$(103,614)	$45,383	$(119,991)	$10,685
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration, costs of integration activities related to both current and prior period acquisitions and excess costs that will be eliminated pursuant to integration plans.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $4.8 million and $37.2 million during the three and six months ended June 30, 2015, respectively, compared to $4.0 million and $6.8 million during the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2015, a $7.9 million charge was recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. Amounts in the comparable 2014 period primarily consisted of employee separation costs and changes in estimates related to certain cost reduction initiative accruals. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)
This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which we had previously estimated to be $60.0 million in the first quarter of 2014.

The following represents additional selected financial information for our reportable segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense:
U.S. Branded Pharmaceuticals	$5,325	$4,374	$10,621	$8,411
U.S. Generic Pharmaceuticals	4,744	4,339	9,481	11,908
International Pharmaceuticals	918	350	1,579	491
Corporate unallocated	1,616	2,119	3,688	4,013
Total depreciation expense	$12,603	$11,182	$25,369	$24,823

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense:
U.S. Branded Pharmaceuticals	$73,957	$17,739	$128,161	$38,462
U.S. Generic Pharmaceuticals	25,418	20,156	50,835	38,770
International Pharmaceuticals	17,612	11,198	33,260	15,198
Total amortization expense	$116,987	$49,093	$212,256	$92,430
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

Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined above. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.
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
Loans Receivable
Our loans receivable at June 30, 2015 relate primarily to loans totaling $16.7 million to our joint venture investment owned through our Litha subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. The fair values of these loans were based on anticipated cash flows, which approximate the carrying amount, and were classified in Level 2 measurements in the fair value hierarchy. These loans are included in Other assets in our Condensed Consolidated Balance Sheets.
Equity and Cost Method Investments
As of June 30, 2015, we have various investments that we account for using the equity or cost method of accounting totaling $23.7 million, including a joint venture investment owned through our Litha subsidiary. During the three months ended June 30, 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value. To estimate the fair value of this joint venture investment we relied primarily on a market approach based on the terms of the recently announced divestiture of that investment. With respect to our other equity or cost method investments, which are included in Other Assets in our Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, the Company did not recognize any other-than-temporary impairments. We considered various factors, including the operating results of our equity method investments and the lack of an unrealized loss position on our cost method investments.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs; hence these instruments represent Level 3 measurements within the fair value hierarchy. See Recurring Fair Value Measurements below for additional information on the fair value methodology used for the acquisition-related contingent consideration.
Voltaren® Gel Royalties due to Novartis
The initial fair value of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at June 30, 2015 and December 31, 2014 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of June 30, 2015 and December 31, 2014.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$1,220,671	$—	$—	$1,220,671
Equity securities	4,916	—	—	4,916
Total	$1,225,587	$—	$—	$1,225,587
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$41,069	$41,069
Acquisition-related contingent consideration—long-term	—	—	148,013	148,013
Total	$—	$—	$189,082	$189,082

At June 30, 2015, money market funds include $98.9 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.

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
The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $5.0 million after giving effect to payments made to date. The Company is accounting for the Teva Contingent Consideration in the same manner as if it had entered into that arrangement with respect to its acquisition of Qualitest Pharmaceuticals. Accordingly, the fair value was estimated based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $3.8 million at June 30, 2015 and $5.2 million at December 31, 2014. The decrease in the balance primarily relates to a first quarter 2015 payment of $2.5 million related to the achievement of certain regulatory milestones, partially offset by an increase due to certain market and regulatory considerations impacting the commercial potential of related products.
During the second quarter of 2014, in connection with EPI’s acquisition of Sumavel®, we entered into an agreement to make contingent cash consideration payments to the former owner of Sumavel® of between zero and $20.0 million (the Sumavel® Contingent Consideration), based on certain factors relating primarily to the financial performance of Sumavel®. At the acquisition date, we estimated the fair value of this obligation to be $4.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Sumavel® Contingent Consideration was determined to be approximately $4.7 million at June 30, 2015 and $4.7 million at December 31, 2014.
In connection with our acquisition of DAVA, we agreed to make cash consideration payments of up to $25.0 million (the DAVA Contingent Consideration) contingent on the achievement of certain sales-based milestones. At the DAVA acquisition date, we estimated the fair value of this obligation to be $5.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the DAVA Contingent Consideration was determined to be zero at June 30, 2015 and $5.1 million at December 31, 2014. The change in the balance primarily relates to certain market and regulatory considerations impacting the commercial potential of related products.
In connection with the acquisition of Natesto™, we entered into an agreement to make contingent cash consideration payments to the former owners of Natesto™ based on certain potential clinical and commercial milestones of up to $165.0 million as well as royalties based on a percentage of potential future sales of Natesto™ (the Natesto™ Contingent Consideration). As of the Natesto acquisition date, Endo estimated the fair value of this obligation to be $31.0 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Natesto™ Contingent Consideration was determined to be $26.3 million at June 30, 2015 and $31.0 million at December 31, 2014. The decrease in the balance primarily relates to a measurement period adjustment of $4.3 million.
On January 29, 2015, we acquired Auxilium, which is party to an agreement pursuant to which it could be obligated to make certain contingent cash consideration payments (the Actient Contingent Consideration). These payments relate primarily to potential sales-based royalties on edex® and TESTOPEL®, which Auxilium had previously acquired in connection with its 2013 acquisition of Actient Pharmaceuticals, LLC (Actient). As of the Auxilium acquisition date, Endo estimated the fair value of the Actient Contingent Consideration to be $46.8 million. The fair value was estimated based on a probability-weighted discounted cash flow model (income approach). The fair value of the Actient Contingent Consideration was determined to be $36.4 million at June 30, 2015. The change in the balance primarily relates to 2015 payments of $3.7 million related to sales-based royalties and a measurement period adjustment.
Auxilium is also party to an agreement with VIVUS, Inc. (VIVUS) to make contingent cash consideration payments consisting of royalties based on a percentage of net sales of STENDRA® as well as sales-based milestones of up to approximately $260 million (the STENDRA® Contingent Consideration). On January 29, 2015, the date Endo acquired Auxilium, Endo estimated the fair value of the STENDRA® Contingent Consideration to be $59.6 million. The fair value was estimated based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the STENDRA® Contingent Consideration was determined to be $57.4 million at June 30, 2015. The change in the balance primarily relates to a measurement period adjustment.
In connection with the acquisition of the exclusive license rights of potassium chloride oral solution from LVT, we entered into an agreement to make contingent cash consideration payments to LVT based on certain operational and commercial milestones of up to $4.0 million, as well as payment to LVT based on a percentage of profits realized on the licensed product, to be determined in accordance with the license agreement with LVT. At the acquisition date, we estimated the fair value of this obligation to be $41.7 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the contingent consideration was determined to be $42.0 million at June 30, 2015. The increase in the balance primarily relates to certain market and regulatory considerations impacting the commercial potential of related products, partially offset by a second quarter 2015 payment of $2.1 million related to the achievement of certain commercial milestones and sales-based royalties.
The fair values of contingent consideration amounts above were estimated based on assumptions and projections relevant to revenues and a discounted cash flow model using risk-adjusted discount rates ranging from 4.7% to 25.0%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained.
In addition to the material contingent consideration agreements disclosed above, the Company has entered into and may enter into future agreements to make contingent cash consideration payments in connection with other acquisitions.
Amounts recorded for the short-term and long-term portions of acquisition related contingent consideration are included in Accrued expenses and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning of period	$184,261	$4,759	$46,005	$4,747
Amounts acquired	18,435	3,700	166,535	3,700
Amounts settled	(3,851)	—	(8,574)	—
Transfers (in) and/or out of Level 3	—	—	—	—
Measurement period adjustments	(7,243)	—	(11,556)	—
Changes in fair value recorded in earnings	(2,520)	44	(3,328)	56
End of period	$189,082	$8,503	$189,082	$8,503
Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in the Condensed Consolidated Statements of Operations as Acquisition-related and integration items.

The following is a summary of available-for-sale securities held by the Company at June 30, 2015 and December 31, 2014 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2015
Money market funds	$1,220,671	$—	$—	$1,220,671
Total included in cash and cash equivalents	$1,121,751	$—	$—	$1,121,751
Total included in restricted cash and cash equivalents	$98,920	$—	$—	$98,920
Equity securities	$805	$88	$—	$893
Total other short-term available-for-sale securities	$805	$88	$—	$893
Equity securities	$1,766	$2,257	$—	$4,023
Long-term available-for-sale securities	$1,766	$2,257	$—	$4,023

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Money market funds	$279,327	$—	$—	$279,327
Total included in cash and cash equivalents	$154,959	$—	$—	$154,959
Total included in restricted cash and cash equivalents	$124,368	$—	$—	$124,368
Equity securities	$805	$10	$—	$815
Total other short-term available-for-sale securities	$805	$10	$—	$815
Equity securities	$1,766	$—	$(260)	$1,506
Long-term available-for-sale securities	$1,766	$—	$(260)	$1,506
Nonrecurring Fair Value Measurements
The Company’s financial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2015 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Income (Expense) for the Year Ended June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Auxilium leasehold improvements (Note 4)	$—	$—	$—	$7,000
Endo equity investment	—	—	10,469	18,869
Certain U.S. Generic Pharmaceuticals intangible assets (Note 9)	—	—	9,600	70,243
Total	$—	$—	$20,069	$96,112
There were no impairments during the six months ended June 30, 2014.

NOTE 8. INVENTORIES
Inventories consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials (1)	$130,584	$118,432
Work-in-process (1)	89,383	43,290
Finished goods (1)	405,800	261,599
Total	$625,767	$423,321
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory acquired in January 2015, is classified as long-term inventory and is not included in the table above. At June 30, 2015, $32.8 million of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2015 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2014:
Goodwill	$1,131,932	$1,071,637	$696,018	$2,899,587
	$1,131,932	$1,071,637	$696,018	$2,899,587
Goodwill acquired during the period	191,226	—	1,255	192,481
Effect of currency translation	—	—	(47,761)	(47,761)
Balance as of June 30, 2015:
Goodwill	1,323,158	1,071,637	649,512	3,044,307
Accumulated impairment losses	—	—	—	—
	$1,323,158	$1,071,637	$649,512	$3,044,307
Goodwill related to our Devices segment of $863.0 million as of December 31, 2014 became part of the disposal group and is part of the Assets held for sale, net of impairment and current period adjustments related to currency translation, as of June 30, 2015.

Other Intangible Assets
The following is a summary of other intangibles held by the Company at June 30, 2015 and December 31, 2014 (in thousands):

Cost basis:	Balance as of December 31, 2014	Acquisitions (1)	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of June 30, 2015
Indefinite-lived intangibles:
In-process research and development	$184,598	$320,400	$(4,600)	$(17,000)	$(5,457)	$477,941
Total indefinite-lived intangibles	$184,598	$320,400	$(4,600)	$(17,000)	$(5,457)	$477,941
Definite-lived intangibles:
Licenses (weighted average life of 10 years)	$664,367	$—	$—	$—	$—	$664,367
Tradenames (weighted average life of 15 years)	21,315	—	—	—	(82)	21,233
Developed technology (weighted average life of 13 years)	2,243,215	2,595,288	(65,643)	11,537	(43,742)	4,740,655
Total definite-lived intangibles (weighted average life of 13 years)	$2,928,897	$2,595,288	$(65,643)	$11,537	$(43,824)	$5,426,255
Total other intangibles	$3,113,495	$2,915,688	$(70,243)	$(5,463)	$(49,281)	$5,904,196

Accumulated amortization:	Balance as of December 31, 2014	Amortization	Impairments (2)	Other	Effect of Currency Translation	Balance as of June 30, 2015
Indefinite-lived intangibles:
In-process research and development	$—	$—	$—	$—	$—	$—
Total indefinite-lived intangibles	$—	$—	$—	$—	$—	$—
Definite-lived intangibles:
Licenses	$(426,413)	$(39,432)	$—	$—	$—	$(465,845)
Tradenames	(5,462)	(716)	—	—	5	(6,173)
Developed technology	(348,427)	(172,108)	—	—	2,750	(517,785)
Total definite-lived intangibles	$(780,302)	$(212,256)	$—	$—	$2,755	$(989,803)
Total other intangibles	$(780,302)	$(212,256)	$—	$—	$2,755	$(989,803)
Net other intangibles	$2,333,193					$4,914,393
__________

(1)
Includes intangible assets acquired primarily in connection with the acquisitions of Auxilium, Lehigh Valley Technologies, Inc. and other acquisitions. See Note 5. Acquisitions for further information.

(2) Includes the impairment of certain intangible assets of our U.S. Generic Pharmaceuticals segment.

(3)
During the six months ended June 30, 2015, certain IPR&D assets totaling $17.0 million were put into service, partially offset by a reduction of $5.5 million relating to measurement period adjustments to certain intangible assets. See Note 5. Acquisitions for further information on measurement period adjustments.

Amortization expense for the three and six months ended June 30, 2015 totaled $117.0 million and $212.3 million, respectively. Amortization expense for the three and six months ended June 30, 2014 totaled $49.1 million and $92.4 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2014 is as follows (in thousands):

2015	$445,765
2016	$405,881
2017	$395,252
2018	$387,139
2019	$378,333

Changes in the gross carrying amount of our other intangibles for the six months ended June 30, 2015 were as follows (in thousands):

Gross Carrying Amount
December 31, 2014	$3,113,495
Auxilium acquisition	2,845,500
Lehigh Valley Technologies, Inc. acquisition	47,700
Other acquisitions	22,488
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(70,243)
Measurement period adjustments relating to acquisitions closed during 2014	(5,463)
Effect of currency translation	(49,281)
June 30, 2015	$5,904,196

Impairments
During the three months ended June 30, 2015, the Company identified certain market and regulatory considerations impacting the commercial potential of certain intangible assets in our U.S. Generic Pharmaceuticals segment.  Accordingly, we tested these assets for impairment and determined that the carrying value of certain of these assets was no longer fully recoverable resulting in a pre-tax non-cash asset impairment charge of $70.2 million. We determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to utilize in our impairment test.
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
Commercial Products
Novartis AG and Novartis Consumer Health, Inc.
Our subsidiary Endo Pharmaceuticals Inc. (EPI) is party to a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel royalties incurred during the six months ended June 30, 2015 and 2014 were $15.0 million and $15.0 million, respectively, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. During the period beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend $5.9 million on A&P Expenditures. During the period beginning on July 1, 2014 and extending through June 30, 2015, EPI agreed to spend $8.4 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel. Amounts incurred for such A&P Expenditures were $1.4 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively.
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
Auxilium must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales by Auxilium or its sublicensees, including Actelion Pharmaceuticals Ltd (Actelion), Asahi Kasei Pharma Corporation (Asahi Kasei) and Swedish Orphan Biovitrum AB (Sobi). Auxilium could also be obligated to pay a percentage of future regulatory or commercial milestone payments received from its sublicensees. In addition, Auxilium must pay BioSpecifics an amount equal to a specified mark-up on the cost of goods related to supply of XIAFLEX® (which mark-up is capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX® for the applicable country) for products sold by Auxilium or its sublicensees.
XIAFLEX® and XIAPEX® Out-license Agreements
Our Auxilium subsidiary is party to certain out-licensing agreements with Actelion, Asahi Kasei and Sobi (the XIAFLEX® Sublicensees), pursuant to which the XIAFLEX® Sublicensees have marketing, development and/or commercial rights for XIAFLEX® and XIAPEX® (the European Union trade name for XIAFLEX®) in a variety of countries outside of the U.S.
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
The Japanese Ministry of Health, Labour and Welfare (MHLW) approved XIAFLEX® for manufacturing and marketing in Japan on July 3, 2015 for the indication of Dupuytren's contracture with a palpable cord. A $20.0 million milestone payment will be due to Endo from Asahi Kasei upon first commercial sale of XIAFLEX® in Japan, which is dependent upon a separate approval by the MHLW of pricing and reimbursement for the product.
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
During each of the first, second and fourth quarters of 2014, $10.0 million of milestones were incurred related to the achievement of certain clinical milestones, resulting in a total of $30.0 million recorded as Research and development expense during 2014. If Belbuca™ is approved, EPI will be obligated to pay additional regulatory milestones of $50.0 million. In addition, EPI will pay royalties based on net sales of the drug and could be obligated to pay additional commercial milestones of up to $55.0 million.
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

NOTE 11. DEBT
The following table presents the carrying amounts and estimated fair values of the Company’s total indebtedness at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.75% Convertible Senior Subordinated Notes due 2015	$—		$98,818
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	—		(1,759)
1.75% Convertible Senior Subordinated Notes due 2015, net	$—	$—	$97,059	$98,317
7.00% Senior Notes due 2019	499,875	518,893	499,875	522,813
7.00% Senior Notes due 2020	400,000		400,000
Unamortized initial purchaser’s discount	(2,220)		(2,338)
7.00% Senior Notes due 2020, net	$397,780	421,250	$397,662	422,250
7.25% Senior Notes due 2022	400,000	426,500	400,000	429,278
5.75% Senior Notes due 2022	700,000	713,125	700,000	707,000
5.375% Senior Notes due 2023	750,000	741,094	750,000	735,469
6.00% Senior Notes due 2025	1,200,000	1,220,250	—	—
Term Loan A Facility Due 2019	1,045,000		1,069,063
Unamortized initial purchaser’s discount	(2,476)		—
Term Loan A Facility Due 2019, net	$1,042,524	1,043,015	$1,069,063	1,062,889
Term Loan B Facility Due 2021	419,688		421,812
Unamortized initial purchaser’s discount	(984)		—
Term Loan B Facility Due 2021, net	$418,704	421,261	$421,812	409,685
Other debt	20,770	21,046	22,822	22,886
Total long-term debt, net	$5,429,653	$5,526,434	$4,358,293	$4,410,587
Less current portion, net	68,423	68,423	155,937	154,226
Total long-term debt, less current portion, net	$5,361,230	$5,458,011	$4,202,356	$4,256,361
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
In April 2015, pursuant to the terms of our credit agreement, we borrowed $175.0 million on our 2014 Revolving Credit Facility, primarily for the purpose of settling our Convertible Notes and for payments relating to our vaginal mesh litigation. On June 30, 2015 we paid down our 2014 Revolving Credit Facility in the amount of $175.0 million. Subsequent to these transactions, we have $748.1 million of remaining credit available through the 2014 Revolving Credit Facility as of June 30, 2015.

In June 2015, we entered into an amendment agreement, pursuant to which we amended the 2014 Credit Facility (the Amended 2014 Credit Facility) to, among other things, (i) permit the proposed acquisition by Endo DAC or its affiliates of Par and (ii) permit an incremental revolving facility in an aggregate principal amount of $250.0 million, one or more incremental term B loan facilities in an aggregate principal amount up to $5.0 billion, in each case, in connection with the Par acquisition (the Par Incremental Facilities). In connection with the Amended 2014 Credit Facility, Term Loans A and B are recorded net of the unamortized portion of the original purchaser’s discount. This discount is amortized to interest expense over the term of the Amended 2014 Credit Facility.
We intend to increase our incremental revolving facility capacity in an aggregate principal amount of up to $250.0 million under the Amended 2014 Credit Facility. In addition we intend to incur an incremental term loan B facility in an aggregate principal amount of up to $2,800 million (the Incremental Term Loan B Facility) in accordance with the Amended 2014 Credit Facility prior to or substantially simultaneously with the closing of the Par acquisition. Borrowings under the Incremental Term Loan B Facility prior to or substantially concurrently with the closing of the Par acquisition shall, among other things, refinance in full any amounts outstanding under the 2014 Term Loan B Facility.
In addition to the Par Incremental Facilities, the Amended 2014 Credit Facility also permits up to (i) an aggregate amount of incremental revolving and/or term loan commitments of $1.0 billion plus (ii) an unlimited amount of incremental revolving and/or term loan commitments if the Secured Leverage Ratio (as defined in the Amended 2014 Credit Facility), at the time of incurrence of such incremental commitments and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00 (assuming for purposes of such calculation that any incremental revolving commitments being incurred at the time of such calculation are fully drawn and without netting cash proceeds of any incremental facilities or, in lieu of loans under any incremental facilities, pari passu or junior secured or unsecured notes or junior secured term loans) from one or more of the existing lenders (or their affiliates) or other lenders (with the consent of the administrative agent) and, subject to compliance by the borrowers with the documentation and other requirements under the Amended 2014 Credit Facility, without the need for consent from any of the existing lenders under the Amended 2014 Credit Facility (other than those existing lenders that have agreed to provide such incremental facilities).
The Amended 2014 Credit Facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of June 30, 2015, we were in compliance with all such covenants.
6.00% Senior Notes Due 2025
On January 27, 2015, Endo DAC, Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 (the 2025 Notes). The 2025 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the 2025 Notes, we incurred new debt issuance costs of $24.4 million, which were deferred and will be amortized over the term of the 2025 Notes.
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
In addition, at any time prior to February 1, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2025 Notes at a specified redemption price set forth in the indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to February 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 106.000% of the aggregate principal amount of the

2025 Notes redeemed, plus accrued and unpaid interest. If Endo DAC experiences certain change of control events, the Issuers must offer to repurchase the 2025 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.
The 2025 Notes indenture contains covenants that, among other things, restrict Endo DAC’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to payment restrictions on the ability of restricted subsidiaries to make payments to Endo DAC, create certain liens, merge, consolidate or sell substantially all of Endo DAC’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2025 Notes receiving investment grade credit ratings.
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
1.75% Convertible Senior Subordinated Notes Due 2015
At December 31, 2014, our indebtedness included 1.75% Convertible Senior Subordinated Notes due April 15, 2015 (the Convertible Notes). In April 2015, we settled $98.7 million aggregate principal amount of the Convertible Notes, which was the remaining outstanding principal balance of the Convertible Notes, for $316.4 million, which included the issuance of 2,261,236 ordinary shares.
In connection with the April 2015 Convertible Notes settlement activity, we entered into an agreement with the note hedge counterparty to settle the related call options for the receipt of 2,261,236 of our ordinary shares. These shares were subsequently canceled by the Company. In addition, we entered into an agreement to terminate the related warrants in exchange for our agreement to deliver to the warrant counterparty approximately 1,792,379 ordinary shares, which we delivered in June 2015.
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
Subsequent to the closing of the acquisition on January 29, 2015, during the first quarter of 2015, holders of the Auxilium Notes converted substantially all of the Auxilium Notes and received aggregate consideration consisting of $148.9 million of cash and 5.2 million ordinary shares valued at $408.6 million. The value of the ordinary shares issued resulted in an increase to Additional paid-in capital of $408.6 million. In connection with these conversions, we charged $1.0 million to expense, representing the differences between the fair value of the repurchased debt components and their carrying amounts. The expense was included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a combined decrease to Additional paid-in capital in the amount of $263.5 million during the first quarter of 2015, representing the fair value of the equity component of the repurchased Auxilium Notes.
Other than as described above, there have been no material changes to our other indebtedness from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015. Refer to Note 18. Subsequent Events for further information.
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
Teikoku Seiyaku Co., Ltd.
Under the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), during the six months ended June 30, 2015 and 2014, we recorded $9.3 million and $7.2 million of royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At June 30, 2015, $2.8 million was recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
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
Grünenthal GmbH
Pursuant to the terms of EPI’s December 2007 License, Development and Supply Agreement with Grünenthal, EPI made payments to Grünenthal during the six months ended June 30, 2015 and 2014 totaled $14.5 million and $16.1 million, respectively. These payments are originally recorded in inventory, and upon sale are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
UPS Supply Chain Solutions, Inc.
Under the terms of this agreement, EPI utilizes UPS Supply Chain Solutions (UPS) to provide customer service support and warehouse, freight and distribution services for certain of its products in the U.S. The term of the agreement extends through June 30, 2020. The agreement may be terminated by either EPI or UPS (1) without cause upon prior written notice to the other party; (2) with cause in the event of an uncured material breach by the other party; and (3) if the other party becomes insolvent or bankrupt. In the event of termination of services provided under the Warehouse Distribution Services Schedule to the agreement (i) by EPI without cause or (ii) by UPS due to EPI’s breach, failure by EPI to make payments when due, or EPI’s insolvency, EPI would be required to pay UPS certain termination costs. Such termination costs would not be material to the Company’s Consolidated Statements of Operations. On February 21, 2012, EPI amended this agreement to provide for a reduced pricing structure, which included new monthly fees, new variable fees and new termination fees. On August 16, 2013, EPI further amended this agreement to add another mode of transport permissible under the agreement. On June 19, 2015, EPI further amended this agreement to, among other things, extend the terms of certain Service Schedules and replace certain exhibits to the Service Schedules.
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
Amounts purchased under the STENDRA® Supply Agreement during the period from January 29, 2015 to June 30, 2015 totaled $11.6 million. These payments are originally recorded in inventory, and upon sale are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
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
Legal Proceedings
We and certain of our subsidiaries are involved in various claims, legal proceedings and governmental investigations that arise from time to time in the ordinary course of our business, including relating to product liability, intellectual property, regulatory compliance and commercial matters. While we cannot predict the outcome of these legal proceedings and we and our subsidiaries intend to defend vigorously our and their position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.
As of June 30, 2015, the Company’s reserve for loss contingencies totaled $1.60 billion, of which $1.53 billion relates to the Company’s product liability accrual for vaginal mesh cases. During 2014, the Company announced that it had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by the Company’s AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various federal and state courts, as well as in Canada and other countries outside the United States, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described in more detail below.
The Company believes that certain settlements and judgments, as well as legal defense costs, relating to certain product liability matters are or may be covered in whole or in part under its product liability insurance policies with a limited number of insurance carriers. In certain circumstances, insurance carriers reserve their rights with respect to coverage, or contest or deny coverage. The Company and its subsidiaries intend to contest vigorously all such disputes with respect to their insurance coverage and to enforce their rights under the terms of these insurance policies, and accordingly, the Company will record receivables with respect to amounts due under these policies, only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under the Company’s product liability insurance policies will be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
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
As of June 30, 2015, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 46,600 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times from June 14, 2013 through June 30, 2015, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of Qualified Settlement Funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. In addition, one agreement gives AMS a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in Qualified Settlement Funds are included in Restricted cash and cash equivalents in the June 30, 2015 Condensed Consolidated Balance Sheets.
Charges related to vaginal mesh product liability are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations. Our estimated liability includes a reduction factor applied to the maximum number of potentially eligible claims resulting in a liability that is lower than the maximum payouts under the MSAs. This reduction factor is based on our estimate of likely duplicative claims and claims that will not ultimately obtain recovery under the MSAs or otherwise. The Company is increasing its product liability accrual due primarily to (1) its recently becoming aware of previously unknown U.S. mesh claims, both under and outside the MSAs, and (2) with respect to known claims under the MSAs, a decrease in the applicable reduction factor from approximately 20% to 18%. By decreasing the reduction factor from approximately 20% to 18%, and thereby increasing the product liability accrual, the Company is reflecting its current estimate that fewer claims will be excluded from the MSAs than previously anticipated. The Company and AMS expect that valid claims under the MSAs will continue to be settled. However, the Company and AMS intend to vigorously contest pending and future claims that are invalid or in excess of the maximum claim amounts under the MSAs. The Company and AMS are also aware of a substantial number of additional claims or potential claims, some of which may be invalid or contested, for which the Company lacks sufficient information to determine whether any potential liability is probable, and such claims have not been included in the Company’s product liability accrual. As of the date of this report, the Company believes that the current product liability accrual includes all known claims for which liability is probable and estimable. However, it is currently not possible to determine the validity or outcome of any additional or potential claims and such claims may result in additional losses that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. The Company will continue to monitor the situation, including with respect to any additional claims of which the Company may later become aware, and, if appropriate, make further adjustments to the applicable reduction factor and product liability accrual based on new information.
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
The following table presents the changes in the vaginal mesh Qualified Settlement Funds and product liability balance during the six months ended June 30, 2015 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2014	$485,229	$1,655,195
Additional charges	—	273,752
Cash distributions to Qualified Settlement Funds	377,074	—
Cash distributions to settle disputes from Qualified Settlement Funds	(385,087)	(385,087)
Cash distributions to settle disputes	—	(10,829)
Balance as of June 30, 2015	$477,216	$1,533,031
As of June 30, 2015, the entire liability is classified as short-term because the combination of amounts that could be released from the Qualified Settlement Funds in the next twelve months plus the contractual maximum payments under the MSAs in the next twelve months is greater than the liability balance.
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
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of August 1, 2015, approximately 645 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company or certain of its subsidiaries.
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
Propoxyphene Cases. Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. The MDL Judge’s dismissal with prejudice of the claims asserted against generic manufacturers, including Qualitest and the Company, was affirmed by the Sixth Circuit on June 27, 2014, as part of a consolidated appeal. In November 2012, additional cases were filed in various California state courts. While many of these cases were initially remanded to a state court coordinated proceeding in Los Angeles, the Ninth Circuit sitting en banc reversed these remands, finding federal subject matter jurisdiction. As a result, these actions were returned to the federal courts to which they were initially removed. Subsequently, many of these actions have been transferred to the Eastern District of Kentucky and assigned to United States District Judge Danny C. Reeves. On November 18, 2014, additional multi-plaintiff cases were filed in state court in Oklahoma. The Oklahoma state court actions were also removed to federal court and are currently pending in the Western District of Oklahoma. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries, but Qualitest and the Company intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of Qualitest and the Company. As of August 1, 2015, approximately 46 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter.
Testosterone Cases. EPI, and in certain cases the Company or certain of its subsidiaries, including Auxilium Pharmaceuticals, Inc., along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel, Delatestryl®, Testim®, TESTOPEL® and Striant®. Plaintiffs in these suits allege various personal injuries including pulmonary embolism, stroke, and other vascular and/or cardiac injuries. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI and Auxilium that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against the Company and/or its subsidiaries. The Company and its subsidiaries intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of the Company. As of August 1, 2015, approximately 429 cases are currently pending against the Company and/or its subsidiaries; some of which may have been filed on behalf of multiple plaintiffs, and including a class action complaint filed in Canada.
In addition, on November 5, 2014, a civil class action complaint was filed in the Northern District of Illinois against EPI, Auxilium, and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payers that had paid for certain testosterone products, alleging that the marketing efforts of EPI, Auxilium, and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil RICO claims. Further, the complaint alleges that EPI, Auxilium, and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products. On June 10, 2015 plaintiffs in that action filed a Second Amendment Complaint. The Company and/or its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company’s subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney’s Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government’s investigation. Discussions between EPI and Qualitest and the U.S. Attorney’s Office for the Southern District of New York have taken place, and the Company believes that a range of loss for this matter is reasonably estimable at this time. The estimated cost of this settlement has been incorporated into our legal loss contingency reserve. However, it is not possible at this time to determine with certainty the ultimate outcome of this matter. It is possible that the outcome of this matter could result in an additional loss that could have a material effect on our business, financial condition, results of operations and cash flows.
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
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including the Company’s Endo Health Solutions Inc. (EHSI) and EPI subsidiaries, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. On June 12, 2014, the case was removed to the United States District Court for the Northern District of Illinois. On October 14, 2014, Plaintiff amended its Complaint to, among other things, add EPI as a defendant. On December 19, 2014, defendants moved to dismiss the Amended Complaint. On May 8, 2015, the Court issued an order granting that motion in part, dismissing the case as to EHS and EPI. That order also granted the City of Chicago leave to amend its complaint.
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
In September 2013, the Company’s subsidiaries, EPI and EHSI received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of Opana® and in October 2014 received a Subpoena Ad Testificandum seeking testimony regarding the sales and marketing of Opana®. In January 2014, the Company’s subsidiaries, EPI and EHSI received a set of informal document requests from the Office of the United States Attorney for the Eastern District of Pennsylvania seeking documents and information regarding the sales and marketing of Opana® ER. In September 2014, the Company’s subsidiaries, EPI and EHSI received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including Opana® ER. In August 2015, the Company’s subsidiaries, EPI and EHSI received a subpoena from the State of New Hampshire Office of the Attorney General seeking documents and information regarding the sales and marketing of opioids, including Opana® ER.

The Company is cooperating with the State of New York Office of Attorney General, the Office of the United States Attorney for the Eastern District of Pennsylvania, the State of Tennessee Office of the Attorney General and Reporter, and the State of New Hampshire Office of the Attorney General in their respective investigations. With respect to both the litigations brought on behalf of the City of Chicago and the People of the State of California, the Company and its subsidiaries intend to contest those matters vigorously and to explore all options as appropriate in the best interests of the Company. The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in the best interests of EHSI, EPI and the Company.
Antitrust Litigation and Investigations
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against EPI and co-defendants Teikoku Seiyaku Co., Ltd., Teikoku Pharma USA, Inc. (collectively, Teikoku) and Actavis plc., f/k/a as Watson Pharmaceuticals, Inc., and a number of its subsidiaries (collectively, Actavis or Watson). Certain of these actions have been asserted on behalf of classes of direct and indirect purchasers, while others are individual cases brought by one or more alleged direct or indirect purchasers. The complaints in these cases generally allege that Endo, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent) and other patents. Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that Endo and Teikoku commenced sham patent litigation against Actavis and that Endo abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes as well as common law remedies in some states. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
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
The cases are in the discovery phase of the litigation in accordance with the pre-trial schedule. Trial is currently scheduled to begin in 2017.
Multiple direct and indirect purchasers of Opana® ER have filed cases against EHSI, EPI, Penwest Pharmaceuticals Co., and Impax Laboratories Inc., all of which have been transferred and coordinated for pretrial proceedings in the Norther District of Illinois by the Judicial Panel on Multidistrict Litigation. Some of these cases have been filed on behalf of putative classes of direct and indirect purchasers, while others have been filed on behalf of individual retailers. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to Opana® ER and EPI’s introduction of the re-formulation of Opana® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. The defendants have filed motions to dismiss these actions and discovery is currently stayed pending the outcome of these motions. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation.
The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
On February 25, 2014, the Company’s subsidiary, EPI received a Civil Investigative Demand (the February 25 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second Civil Investigative Demand to EPI on March 25, 2014 (the March 25 CID). The February 25 CID requests documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the Opana® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and its settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. The March 25 CID requests documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of Opana® ER. The FTC also issued subpoenas for investigational hearings (similar to depositions) to Company employees and former Company employees.
On November 3, 2014, EPI received a Civil Investigative Demand from the State of Florida Office of the Attorney General issued pursuant to the Florida Antitrust Act of 1980, Section 542.28 and seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Lidoderm®.
On February 9, 2015, EPI and EHSI received a Civil Investigative Demand for Production of Documents and Information from the State of Alaska Office of Attorney General issued pursuant to Alaska’s Antitrust and Unfair Trade Practices and Consumer Protection law seeking documents and other information concerning settlement agreements with Actavis and Impax settling the Opana ER patent litigation as well as information concerning EPI’s settlement agreement with Actavis settling the Lidoderm patent litigation, as well as information concerning the marketing and sales of Lidoderm.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson was exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until May 1, 2014. EPI received an at market royalty equal to 25% of the gross profit generated on Watson’s sales of its generic version of Lidoderm® during its period of exclusivity. During the three and six months ended June 30, 2014 we recorded Watson royalty income of $13.1 million and $51.3 million, respectively, which is included in Other revenues in our Condensed Consolidated Statements of Operations. We recorded no Watson royalty income during the three and six months ended June 30, 2015.
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
Paragraph IV Certification on Frova®
As previously reported, in July 2011, EPI and its licensor, Vernalis Development Limited received a notice from Mylan Technologies Inc. (Mylan) advising of the filing by Mylan of an ANDA for a generic version of Frova® (frovatriptan succinate) 2.5 mg tablets. Mylan’s notice included a Paragraph IV Notice with respect to U.S. Patent Nos. 5,464,864, 5,561,603, 5,637,611, 5,827,871 and 5,962,501, which cover Frova®. These patents are listed in the FDA’s Orange Book and either have expired or will expire by 2015. As a result of this Paragraph IV Notice, on August 16, 2011, EPI filed a lawsuit against Mylan in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 5,464,864, 5,637,611 and 5,827,871. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. A trial in this case was held starting November 12, 2013. On January 28, 2014, the U.S. District Court for the District of Delaware issued a decision upholding the validity and infringement by Mylan of U.S. Patent No. 5,464,864. After the District court decision, Mylan moved to enforce a purported settlement entered into by the parties. A hearing was held in the U.S. District Court for the District of Delaware on March 18, 2014. As a result of that hearing, the court vacated the earlier decision, and held that Mylan and EPI had settled the Frova® litigation. The terms of that settlement allow Mylan to sell Mylan’s generic frovatriptan succinate 2.5 mg tablets not earlier than four weeks prior to the expiration of U.S. Patent 5,464,864. EPI has appealed this decision. A hearing on that appeal was held on December 1, 2014. On December 4, 2014 the Federal Circuit affirmed the decision of the Lower Court that EPI and Mylan reached a settlement consistent with the terms outlined above. That settlement agreement was executed on June 15, 2015.
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

NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the three months ended June 30 (in thousands):

	Three Months Ended June 30,
	2015			2014
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain on securities:
Unrealized gain arising during the period	$451	$(250)	$201	$2,352	$(318)	$2,034
Less: reclassification adjustments for (gain) loss realized in net (loss) income	—	—	—	—	—	—
Net unrealized gains	451	(250)	201	2,352	(318)	2,034
Foreign currency translation gain	10,516	(2,515)	8,001	44,404	(11)	44,393
Other comprehensive income	$10,967	$(2,765)	$8,202	$46,756	$(329)	$46,427
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the six months ended June 30 (in thousands):

	Six Months Ended June 30,
	2015			2014
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain on securities:
Unrealized gain arising during the period	$2,649	$(935)	$1,714	$1,795	$(101)	$1,694
Less: reclassification adjustments for (gain) loss realized in net (loss) income	—	—	—	—	—	—
Net unrealized gains	2,649	(935)	1,714	1,795	(101)	1,694
Foreign currency translation (loss) gain	(120,863)	(2,484)	(123,347)	49,484	(14)	49,470
Other comprehensive (loss) income	$(118,214)	$(3,419)	$(121,633)	$51,279	$(115)	$51,164
The following is a summary of the accumulated balances related to each component of Other comprehensive (loss) income, net of taxes, at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Net unrealized gains (losses)	$1,230	$(484)
Foreign currency translation loss	(250,307)	(123,604)
Accumulated other comprehensive loss	$(249,077)	$(124,088)

NOTE 14. SHAREHOLDERS' EQUITY
Changes in Shareholder’s Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the six months ended June 30, 2015 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2015	$2,374,757	$33,456	$2,408,213
Net loss	(326,137)	(107)	(326,244)
Other comprehensive loss	(121,084)	(549)	(121,633)
Compensation related to share-based awards	24,753	—	24,753
Tax withholding for restricted shares	(12,570)	—	(12,570)
Exercise of options	23,440	—	23,440
Buy-out of noncontrolling interests, net of contributions	(6,876)	(32,732)	(39,608)
Ordinary shares issued in connection with the Auxilium acquisition	1,519,320	—	1,519,320
Fair value of equity component of acquired Auxilium Notes	278,014	—	278,014
Conversion of Auxilium Notes	145,101	—	145,101
Ordinary shares issued	2,302,281	—	2,302,281
Equity issuance fees	(66,956)	—	(66,956)
Other	17,827	—	17,827
Shareholders’ equity at June 30, 2015	$6,151,870	$68	$6,151,938

On June 10, 2015, we completed the sale of 27,627,628 ordinary shares, including 3,603,603 ordinary shares sold upon the exercise in full by the underwriters of their option to purchase additional ordinary shares from us, at a price of $83.25 per share, for aggregate gross proceeds to us of $2,300.0 million, before fees, in order to finance a portion of the pending Par acquisition (described in more detail in Note 5. Acquisitions). The net proceeds of this share issuance, totaling $2,235.1 million are included as a component of Cash and cash equivalents at June 30, 2015.
During the six months ended June 30, 2015, the Company completed a buy-out of the noncontrolling interest associated with our Litha subsidiary. The following table reflects the effect on the Company’s equity for the six months ended June 30, 2015 (in thousands):

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

The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the six months ended June 30, 2014 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2014	$526,018	$59,198	$585,216
Net (loss) income	(415,752)	2,860	(412,892)
Other comprehensive income (loss)	53,106	(1,942)	51,164
Compensation related to share-based awards	14,376	—	14,376
Tax withholding for restricted shares	(22,803)	—	(22,803)
Exercise of options	31,616	—	31,616
Distributions to noncontrolling interests	—	(6,144)	(6,144)
Buy-out of noncontrolling interests, net of contributions	—	(82)	(82)
Addition of Paladin noncontrolling interests due to acquisition	—	40,600	40,600
Removal of HealthTronics, Inc. noncontrolling interests due to disposition	—	(57,359)	(57,359)
Ordinary shares issued in connection with the Paladin acquisition	2,844,279	—	2,844,279
Repurchase of convertible senior subordinated notes due 2015	(309,737)	—	(309,737)
Settlement of ordinary share warrants	(242,192)	—	(242,192)
Settlement of the hedge on convertible senior subordinated notes due 2015	302,113	—	302,113
Other	26,465	—	26,465
Shareholders’ equity at June 30, 2014	$2,807,489	$37,131	$2,844,620
As part of the reorganization upon consummation of the Paladin acquisition, EHSI Common stock and Treasury stock in the amounts of $1.5 million and $763.1 million, respectively, were retired and reclassified into Additional paid-in capital.
Share-Based Compensation
During the three months ended June 30, 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (the 2015 Plan). Under the 2015 Plan, 10.0 million ordinary shares, which included the transfer of 5.0 million shares available to be granted under the 2010 Stock Incentive Plan as of the date the 2015 Plan became effective, have been reserved for the grant of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, performance awards and other share based awards, which may be issued at the discretion of the Company’s board of directors from time to time. Upon the 2015 Plan becoming effective, all other existing stock incentive plans were terminated.
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
The Company recognized share-based compensation expense of $10.9 million and $62.4 million during the three and six months ended June 30, 2015, respectively, compared to $6.8 million and $14.4 million during the three and six months ended June 30, 2014, respectively. The share-based compensation expense recognized during the six months ended June 30, 2015 includes a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million. As of June 30, 2015, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $76.3 million. As of June 30, 2015, the weighted average remaining requisite service period of the non-vested stock options was 2.3 years and 2.0 years for non-vested restricted stock units.

NOTE 15. OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency (gain) loss, net	2,578	3,665	(20,556)	4,271
Equity loss (earnings) from unconsolidated subsidiaries, net	900	(5,233)	1,751	(7,140)
Other than temporary impairment of equity investment	18,869	—	18,869	—
Costs associated with unused financing commitments	2,261	—	14,071	—
Other miscellaneous	(115)	(5,028)	(1,637)	(10,135)
Other expense (income), net	$24,493	$(6,596)	$12,498	$(13,004)
NOTE 16. INCOME TAXES
During the three months ended June 30, 2015, we recognized an income tax benefit of $12.7 million on $103.6 million of loss from continuing operations before income tax, compared to $4.8 million of tax expense on $45.4 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from current period losses from continued operations. Tax expense for the comparable 2014 period was primarily related to an unfavorable tax adjustment resulting from the non-deductibility of charges accrued in the prior year period related to the excise tax reimbursement of directors and certain employees excise tax liabilities pursuant to section 4985 of the Internal Revenue Code. This reimbursement was approved by shareholders at a special meeting to vote upon the Paladin transaction.
During the six months ended June 30, 2015, we recognized an income tax benefit of $179.6 million on $120.0 million of loss from continuing operations before income tax, compared to $17.5 million of tax expense on $10.7 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from the expected realization of deferred tax assets in the foreseeable future related to certain components of our AMS business, which we classified as held-for-sale in the first quarter 2015. Tax expense for the comparable 2014 period was primarily related to an unfavorable tax adjustment resulting from the non-deductible excise tax due as a result of the Paladin transaction, which closed in the comparable prior period.
NOTE 17. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
(Loss) income from continuing operations	$(90,894)	$40,575	$59,598	$(6,826)
Less: Net loss from continuing operations attributable to noncontrolling interests	(107)	(774)	(107)	(674)
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	(90,787)	41,349	59,705	(6,152)
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(159,632)	(20,189)	(385,842)	(409,600)
Net (loss) income attributable to Endo International plc ordinary shareholders	$(250,419)	$21,160	$(326,137)	$(415,752)
Denominator:
For basic per share data—weighted average shares	185,328	152,368	177,490	140,252
Dilutive effect of ordinary share equivalents	—	2,282	2,091	—
Dilutive effect of various convertible notes and warrants	—	8,719	3,241	—
For diluted per share data—weighted average shares	185,328	163,369	182,822	140,252
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
All stock options and stock awards were excluded from the diluted share calculation for the three months ended June 30, 2015 because their effect would have been anti-dilutive, as the Company was in a loss position. For the three months ended June 30, 2014, stock options and stock awards of 0.8 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. For the six months ended June 30, 2015 stock options and stock awards of 1.0 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the six months ended June 30, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 were only included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share, and the impact would not have been anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
We entered into convertible note hedge and warrant agreements, which have subsequently been settled, that, in combination, had the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyzed the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges were excluded because their impact would have been be anti-dilutive. The treasury stock method was applied when the warrants were in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average share price in the calculation of diluted weighted average shares. Until the warrants were in-the-money, they had no impact to the diluted weighted average share calculation.
The dilutive impact of the Auxilium Notes was calculated using the if-converted method, assuming the notes were converted at the time of issuance.
All convertible notes and warrants were excluded from the diluted share calculation for the three months ended June 30, 2015 and the six months ended June 30, 2014 because their effect would have been anti-dilutive, as the Company was in a loss position.
NOTE 18. SUBSEQUENT EVENTS
6.00% Senior Notes Due 2023
In July 2015, Endo DAC, Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $1.64 billion in aggregate principal amount of 6.00% senior notes due July 2023 (the 2023 Notes). The 2023 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2023 Notes are senior unsecured obligations of the Issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2023 Notes will mature on July 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the 2023 Notes indenture incorporated by reference herein.
The 2023 Notes were issued to, together with the Incremental Term Loan B Facility and cash on hand, (i) fund the purchase price of the Par acquisition, as well as for repayments of indebtedness of Par and certain transaction expenses, (ii) refinance the Company’s existing 2014 Term Loan B Facility, and (iii) redeem all $499.9 million aggregate principal amount outstanding of the 7.00% Senior Notes due 2019, which redemption occurred in July 2015. The Company intends to use any remaining proceeds for general corporate purposes, including acquisitions and debt repayments.
On or after July 15, 2018, the Issuers may on any one or more occasions redeem all or a part of the 2023 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Payment Dates (between indicated dates)	Redemption Percentage
From July 15, 2018 to and including July 14, 2019	104.500%
From July 15, 2019 to and including July 14, 2020	103.000%
From July 15, 2020 to and including July 14, 2021	101.500%
From July 15, 2021 and thereafter	100.000%

In addition, at any time prior to July 15, 2018, the Issuers may on any one or more occasions redeem all or a part of the 2023 Notes at a specified redemption price set forth in the indenture, plus accrued and unpaid interest. In addition, prior to July 15, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the 2023 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 106.000% of the aggregate principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest. If Endo DAC experiences certain change of control events, the Issuers must offer to repurchase the 2023 Notes at 101% of their principal amount, plus accrued and unpaid interest.
The 2023 Notes indenture contains covenants that, among other things, restrict Endo DAC’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to payment restrictions on the ability of restricted subsidiaries to make payments to Endo DAC, create certain liens, merge, consolidate or sell substantially all of Endo DAC’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the fall away or revision of certain of these covenants upon the 2023 Notes receiving investment grade credit ratings.
In the event that the acquisition of Par is not consummated on or prior to February 12, 2016 or the Company determines to abandon or terminate the acquisition at any time prior thereto, the Issuers will be required to redeem $1.44 billion aggregate principal amount of the 2023 Notes at a special mandatory redemption price equal to 100% of the issue price of the 2023 Notes, plus accrued and unpaid interest, if any, to, but not including, the special redemption date.

Redemption of 2019 Senior Notes
In July 2015, the Company’s wholly-owned subsidiaries, Endo Finance LLC and Endo Finco Inc., redeemed all $481.9 million aggregate principal amount outstanding of their 7.00% Senior Notes due 2019 (2019 Endo Finance Notes) and the Company’s wholly-owned subsidiary, EHSI, redeemed all $18.0 million aggregate principal amount outstanding of its 7.00% Senior Notes due 2019 (2019 EHSI Notes). The aggregate redemption price included a redemption fee of $17.5 million, or 3.5% of the aggregate principal amount of the 2019 Endo Finance Notes and the 2019 EHSI Notes, plus accrued and unpaid interest to, but not including, the redemption date.
Disposition of the AMS Men’s Heath Business
On August 3, 2015, the Company completed the sale of the Men’s Health and Prostate Health components of its AMS business to Boston Scientific Corporation.

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
In prior periods, our Condensed Consolidated Financial Statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, it became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which EHSI’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol “ENL”. References throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. prior to February 28, 2014 and Endo International plc thereafter.
The majority of the assets and liabilities of the American Medical Systems Holdings, Inc. (AMS) business, previously known as the Devices segment, are classified as held for sale in the Condensed Consolidated Balance Sheets. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual for all known pending and estimated future claims related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, are not classified as held for sale based on management’s current expectation that these assets and liabilities will remain with the Company subsequent to sale. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
Until it was sold on February 3, 2014, the assets and liabilities of the HealthTronics business, previously known as the HealthTronics segment, were classified as held for sale in the Condensed Consolidated Balance Sheets. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
EXECUTIVE SUMMARY
The following significant events and transactions occurred during the six months ended June 30, 2015, as discussed in further detail in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. For a complete list of Company events see the Investors section of the Company website at www.endo.com.

•
On January 27, 2015, certain of the Company’s subsidiaries issued $1.20 billion in aggregate principal amount of 6.00% senior notes due 2025 (the 2025 Notes). The 2025 Notes were issued to (i) finance its acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium), (ii) refinance certain indebtedness of Auxilium and (iii) pay related transaction fees and expenses.

•
On January 29, 2015, the Company’s Endo U.S., Inc. subsidiary acquired Auxilium, a fully integrated specialty biopharmaceutical company with a focus on developing and commercializing innovative products for specific patient’s needs, for equity and cash consideration of $2.6 billion.

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

•
In February 2015, Paladin acquired substantially all of Litha Healthcare Group Limited’s (Litha’s) remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million.

•	On February 23, 2015, the U.S. Food and Drug Administration (FDA) accepted the NDA for Belbuca™ (buprenorphine HCl) Buccal Film for substantive review.

•
On March 16, 2015, Endo announced the commercial availability of Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism.

•	In April 2015, the Company settled all of the remaining outstanding 1.75% Convertible Senior Subordinated Notes Due 2015
with a remaining aggregate principal amount of $98.7 million, paid related accrued interest and settled the remaining amount of the associated call options. In June 2015, the Company settled the remaining amount of the associated warrants.

•
In May 2015, Litha Pharma (Pty) Limited, a subsidiary of the Company, entered into an agreement to acquire a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutics areas from a subsidiary of Aspen Holdings, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries, and from GlaxoSmithKline plc (GSK). The transaction is expected to expand Endo’s presence in South Africa. Under the terms of the agreement, the subsidiary of Aspen Holdings and GSK will receive a one-time payment of approximately $150 million subject to usual and customary closing adjustments. The transaction is expected to close in the second half of 2015.

•
In May 2015, the Company announced that it had entered into a definitive agreement pursuant to which the Company shall acquire privately held Par Pharmaceutical Holdings, Inc. (Par) from TPG Capital North America in a transaction valued at $8.05 billion, including the assumption of Par debt. The purchase price consists of 18.0 million shares ($1.55 billion of value based on the 10-day volume weighted average share price ending on May 15, 2015) of the Company’s equity and $6.50 billion of cash consideration to Par shareholders, subject to certain adjustments. The transaction is expected to close in the second half of 2015.

•	In June 2015, the Company issued 27,627,628 ordinary shares at $83.25 per share for a total of $2,300.0 million, before fees, in order to finance a portion of the pending Par acquisition.

•
In July 2015, the Company issued $1.64 billion in aggregate principal amount of 6.00% senior notes due 2023 (the 2023 Notes). The 2023 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2023 Notes were issued to (i) finance its acquisition of Par, (ii) refinance certain indebtedness of Par and (iii) pay related transaction fees and expenses.

•
In July 2015, the Company’s wholly-owned subsidiaries, Endo Finance LLC and Endo Finco Inc., redeemed all $481.9 million aggregate principal amount outstanding of their 7.00% Senior Notes due 2019 (2019 Endo Finance Notes) and the Company’s wholly-owned subsidiary, EHSI, redeemed all $18.0 million aggregate principal amount outstanding of its 7.00% Senior Notes due 2019 (2019 EHSI Notes). The aggregate redemption price included a redemption fee of $17.5 million, or 3.5% of the aggregate principal amount of the 2019 Endo Finance Notes and the 2019 EHSI Notes, plus accrued and unpaid interest to, but not including, the redemption date.

•	On August 3, 2015, the Company completed the sale of the Men’s Health and Prostate Health components of its AMS business to Boston Scientific Corporation.
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired, (6) pricing of our products and (7) litigation-related charges. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Total Revenues. Total revenues for the three and six months ended June 30, 2015 increased 24% to $735.2 million and 36% to $1,449.3 million, respectively, from the comparable 2014 period. This revenue increase was primarily attributable to growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin, July 2014 acquisition of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar) and January 2015 acquisition of Auxilium. The increases were partially offset by decreased revenues from our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Lidoderm® revenues related to generic competition.

Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$438,858	60	$303,445	51	$823,124	57	$516,124	49
Selling, general and administrative	154,491	21	124,366	21	366,069	25	284,432	27
Research and development	18,984	3	30,406	5	36,881	3	61,352	6
Litigation-related and other contingencies, net	6,875	1	3,954	1	19,875	1	3,954	—
Asset impairment charges	70,243	10	—	—	77,243	5	—	—
Acquisition-related and integration items	44,225	6	19,618	3	78,865	5	64,887	6
Total costs and expenses*	$733,676	100	$481,789	81	$1,402,057	97	$930,749	88

__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and six months ended June 30, 2015 increased 45% to $438.9 million and 59% to $823.1 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to increased costs related to our acquisitions of Paladin, Sumavel® DosePro® (Sumavel), Somar, DAVA Pharmaceuticals, Inc. (DAVA) and Auxilium. Gross margins for the three months ended June 30, 2015 decreased to 40% from 49% in the comparable 2014 period. Gross margins for the six months ended June 30, 2015 decreased to 43% from 51% in the comparable 2014 period. These decreases were primarily attributable to growth in lower margin generic pharmaceutical product sales, increased intangible asset amortization and inventory step-up amortization as a result of recent acquisitions and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2015 increased 24% to $154.5 million and 29% to $366.1 million, respectively, from the comparable 2014 periods. These increases were primarily a result of the acquisitions of Paladin, Sumavel, Somar, DAVA and Auxilium, including a charge during the first quarter of 2015 related to the acceleration of Auxilium employee equity awards at closing of $37.6 million and restructuring charges related to the Auxilium acquisition. These increases were partially offset by a non-recurring $55.3 million charge during the six months ended June 30, 2014 for the reimbursement of directors’ and certain employee’s excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which were approved by the Company’s shareholders on February 26, 2014. These liabilities resulted from the shareholder gain from the merger between Endo and Paladin.
Research and development expenses. Research and development (R&D) expenses for the three and six months ended June 30, 2015 decreased 38% to $19.0 million and 40% to $36.9 million, respectively, from the comparable 2014 periods. These decreases were primarily attributable to a $10.0 million milestone charge incurred during each of the first and second quarters of 2014 related to the achievement of certain Belbuca™ clinical milestones and decreases to branded pharmaceutical product expenses as we focused our efforts on a limited number of key products in development.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three and six months ended June 30, 2015 totaled $6.9 million and $19.9 million, respectively, compared to $4.0 million and $4.0 million for three and six months ended June 30 2014, respectively. These amounts mainly relate to an increase in charges associated with certain litigation matters. The Company’s legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three and six months ended June 30, 2015 totaled $70.2 million and $77.2 million, respectively, compared to no charges in the comparable 2014 periods. These increases primarily relate to a second quarter asset impairment charge of $70.2 million on certain intangible assets of our U.S. Generic Pharmaceuticals segment and a first quarter impairment charge of $7.0 million on certain leasehold improvements associated with our Auxilium subsidiary’s former headquarters.
Acquisition-related and integration items. Acquisition-related and integration items for the three and six months ended June 30, 2015 increased 125% to $44.2 million and 22% to $78.9 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to costs associated with our acquisition of Auxilium, which closed during the first quarter of 2015, and pending acquisition of Par, compared to the acquisitions of Paladin and Boca, which closed during the first quarter of 2014.
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$80,980	$53,483	$154,829	$107,654
Interest income	(369)	(1,300)	(1,079)	(2,079)
Interest expense, net	$80,611	$52,183	$153,750	$105,575
Interest expense for the three and six months ended June 30, 2015 increased 51% to $81.0 million and 44% to $154.8 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to increases in our average total indebtedness to $5.5 billion during the three months ended June 30, 2015 from $4.2 billion in the comparable 2014 period and to $5.1 billion during the six months ended June 30, 2015 from $4.1 billion in the comparable 2014 period.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $1.0 million during the six months ended June 30, 2015. There were not any charges recognized for loss on extinguishment of debt during the three months ended June 30, 2015. This compares to $20.1 million and $29.7 million, respectively, during the comparable 2014 periods. These amounts relate to our various debt-related transactions in 2015 and 2014. See Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Other expense (income), net. The components of Other expense (income), net for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency (gain) loss, net	$2,578	$3,665	$(20,556)	$4,271
Equity loss (earnings) from unconsolidated subsidiaries, net	900	(5,233)	1,751	(7,140)
Other than temporary impairment of equity investment	18,869	—	18,869	—
Costs associated with unused financing commitments	2,261	—	14,071	—
Other miscellaneous	(115)	(5,028)	(1,637)	(10,135)
Other expense (income), net	$24,493	$(6,596)	$12,498	$(13,004)
During the three months ended June 30, 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value.
Income tax (benefit) expense. During the three months ended June 30, 2015, we recognized an income tax benefit of $12.7 million on $103.6 million of loss from continuing operations before income tax, compared to $4.8 million of tax expense on $45.4 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from current period losses from continued operations. Tax expense for the comparable 2014 period was primarily related to an unfavorable tax adjustment resulting from the non-deductible excise tax due as a result of the Paladin transaction, which closed in the comparable prior period.
During the six months ended June 30, 2015, we recognized an income tax benefit of $179.6 million on $120.0 million of loss from continuing operations before income tax, compared to $17.5 million of tax expense on $10.7 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from the expected realization of deferred tax assets in the foreseeable future related to certain components of our AMS business, which we classified as held-for-sale in the first quarter 2015. Tax expense for the comparable 2014 period was primarily related to an unfavorable tax adjustment resulting from the non-deductibility of charges accrued in the prior year period related to excise tax reimbursement of directors and certain employees excise tax liabilities pursuant to section 4985 of the Internal Revenue Code. This reimbursement was approved by shareholders at a special meeting to vote upon the Paladin transaction.
Discontinued operations, net of tax. As a result of our plan to sell our AMS business, which comprises the entirety of our Devices segment, as well as our February 2014 sale of our HealthTronics business, the operating results of these businesses are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $159.6 million and $385.8 million of loss, net of tax, during the three and six months ended June 30, 2015 compared to $20.2 million and $406.1 million of loss, net of tax, in the comparable 2014 periods. The fluctuation in Discontinued operations, net of tax during the three months ended June 30, 2015 compared to the prior period was mainly related to an increase in litigation charges of $236.6 million associated with mesh-related product liability claimants and a $22.0 million non-recurring insurance recovery related to the mesh litigation in the prior year, partially offset by a decrease in income tax expense of $108.8 million due primarily to an increase in pre-tax losses. The fluctuation in Discontinued operations, net of tax during the six months ended June 30, 2015 compared to the prior period was mainly related to a decrease in litigation charges of $384.4 million, partially offset by an impairment charge of $222.8 million recorded during the six months ended June 30, 2015 based on the estimated fair values of the underlying disposal groups, less the costs to sell, and a decrease in income tax benefit of $115.7 million due primarily to a decrease in pre-tax losses.
Net (loss) income attributable to noncontrolling interests. The Company historically owned majority controlling interests in certain entities through HealthTronics and its subsidiaries and Paladin and its subsidiaries, including Litha. In February 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations (LLCs) where HealthTronics, Inc., as the general partner or managing member, exercised effective control. In accordance with the accounting consolidation principles, we consolidated various entities which neither we nor our subsidiaries owned 100%. Net (loss) income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. The Company recognized $0.1 million and $0.1 million of loss during the three and six months ended June 30, 2015 compared to $0.8 million of loss and $2.9 million of income in the comparable 2014 periods as a result of the HealthTronics and Paladin transactions mentioned above.
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
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as (loss) income from continuing operations before income tax before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; excess costs that will be eliminated pursuant to integration plans; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; certain non-cash interest expense; litigation-related and other contingent matters; gains or losses from early termination of debt and hedging activities; foreign currency gains or losses on intercompany financing arrangements; and certain other items that the Company believes do not reflect its core operating performance.
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
Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$315,913	$248,547	$600,420	$482,712
U.S. Generic Pharmaceuticals	338,326	272,213	695,288	484,068
International Pharmaceuticals (1)	80,927	72,088	153,586	96,910
Total net revenues to external customers	$735,166	$592,848	$1,449,294	$1,063,690
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pain:
Lidoderm®	$30,186	$43,002	$55,346	$76,082
Opana® ER	43,097	54,109	89,956	101,062
Percocet®	32,444	31,543	68,743	60,523
Voltaren® Gel	51,006	45,797	96,477	83,356
	$156,733	$174,451	$310,522	$321,023
Urology Retail:
Fortesta® Gel, including Authorized Generic	$14,538	$12,004	$29,028	$23,147
Testim®, including Authorized Generic	11,416	—	20,845	—
	$25,954	$12,004	$49,873	$23,147
Specialty:
Supprelin® LA	$17,796	$17,049	$34,078	$30,806
XIAFLEX®	39,952	—	67,918	—
	$57,748	$17,049	$101,996	$30,806
Branded Other Revenues	75,478	31,931	138,029	56,408
Actavis Royalty	—	13,112	—	51,328
Total U.S. Branded Pharmaceuticals	$315,913	$248,547	$600,420	$482,712

Pain
Net sales of Lidoderm® for the three and six months ended June 30, 2015 decreased 30% to $30.2 million and 27% to $55.3 million, respectively, from the comparable 2014 periods. Net sales were negatively impacted by the September 16, 2013 launch of

Actavis’s lidocaine patch 5%, a generic form of Lidoderm® and the May 2014 launch by the Company’s U.S. Generic Pharmaceuticals of its authorized generic of Lidoderm. On August 10, 2015, Mylan also announced its launch of a generic form of Lidoderm®. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline.
Net sales of Opana® ER for the three and six months ended June 30, 2015 decreased 20% to $43.1 million and 11% to $90.0 million, respectively, from the comparable 2014 periods. Net sales continue to be impacted by competing generic versions of the non-crush resistant formulation of Opana® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush-resistant formulation Opana® ER, our revenues could decline further.
Net sales of Percocet® for the three and six months ended June 30, 2015 increased 3% to $32.4 million and 14% to $68.7 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to price increases.
Net sales of Voltaren® Gel for the three and six months ended June 30, 2015 increased 11% to $51.0 million and 16% to $96.5 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market during 2015, negatively impacting future sales of Voltaren® Gel.
Urology Retail
Net sales of Fortesta® Gel, including Authorized Generic for the three and six months ended June 30, 2015 increased 21% to $14.5 million and 25% to $29.0 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to the launch of the authorized generic in September 2014, partially offset by reduced volume of branded Fortesta® Gel sales.
Net sales of Testim®, including Authorized Generic for the three months ended June 30, 2015 and for the period from January 29, 2015 to June 30, 2015 were $11.4 million and $20.8 million, respectively, and were a result of the acquisition of Auxilium.
Specialty
Net sales of Supprelin® LA for the three and six months ended June 30, 2015 increased 4% to $17.8 million and 11% to $34.1 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to price increases.
Net sales of XIAFLEX® for the treatment of Peyronie’s disease and Dupuytren’s contracture for the three months ended June 30, 2015 and for the period from January 29, 2015 to June 30, 2015 were $40.0 million and $67.9 million, respectively, and were a result of the acquisition of Auxilium.
Branded Other
Net sales of Branded Other products for the three and six months ended June 30, 2015 increased 136% to $75.5 million and 145% to $138.0 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to the acquisitions of Sumavel® and Auxilium, which we acquired in April 2014 and January 2015, respectively.
Actavis Royalty
Actavis royalty revenue decreased to zero during the three and six months ended June 30, 2015 from the comparable 2014 periods. These revenue decreases were related to a decrease in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which royalty commenced on September 16, 2013 and ceased in May 2014, upon Endo's launch of its Lidoderm® authorized generic by Qualitest.
U.S. Generic Pharmaceuticals. Net sales of our generic products for the three and six months ended June 30, 2015 increased 24% to $338.3 million and 44% to $695.3 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to an additional $17.0 million and $65.0 million of revenue, respectively, due to the May 2014 launch of our authorized generic of Lidoderm®, $28.0 million and $40.0 million, respectively, of revenue due to the acquisition of DAVA, which was acquired in August 2014, and an increase in demand for generic pain products. In addition, from time to time, we offer sales incentives, such as price discounts and extended payment terms, in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. During the three months ended June 30, 2015 we noted, through review of external data, that two of our major customers purchased quantities of certain generic products in excess of historical levels. We believe these incremental purchases contributed approximately $16 million to the increase in net sales over the prior year period.  Although we do not expect these purchases to materially impact future periods, if wholesaler inventories exceed retail demand, we could experience reduced sales revenue in subsequent periods or product returns due to overstocking, lower end-user demand or product expiration.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and six months ended June 30, 2015 increased 12% to $80.9 million and 58% to $153.6 million, respectively, from the comparable 2014 periods. These revenue increases relate to the revenues of Paladin, which we acquired in February 2014, and Somar, which we acquired in July 2014.

Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$169,575	$130,416	$328,996	$264,833
U.S. Generic Pharmaceuticals	$146,089	$105,234	$329,546	$179,031
International Pharmaceuticals	$12,797	$22,602	$21,091	$31,897
Corporate unallocated	$(109,154)	$(70,711)	$(212,576)	$(149,608)
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2015 increased 30% to $169.6 million and 24% to $329.0 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to the acquisition of Auxilium.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2015 increased 39% to $146.1 million and 84% to $329.5 million, respectively, from the comparable 2014 periods. In 2015, revenues and gross margins increased primarily due to the DAVA acquisition, the May 2014 launch of our authorized generic of Lidoderm® and overall increases in demand.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2015 decreased 43% to $12.8 million and 34% to $21.1 million, respectively, from the comparable 2014 periods. These decreases were primarily attributable to increased operating expenses associated with the expansion of our global operations, partially offset by increased revenues as a result of acquisitions.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three and six months ended June 30, 2015 increased 54% to $109.2 million and 42% to $212.6 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to the previously discussed increase in interest expense.

Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment adjusted income from continuing operations before income tax:	$328,461	$258,252	$679,633	$475,761
Corporate unallocated costs	(109,154)	(70,711)	(212,576)	(149,608)
Upfront and milestone payments to partners	(2,135)	(10,350)	(4,802)	(21,505)
Asset impairment charges	(70,243)	—	(77,243)	—
Acquisition-related and integration items (1)	(44,225)	(19,618)	(78,865)	(64,887)
Separation benefits and other cost reduction initiatives (2)	(5,780)	(11,446)	(47,587)	(9,516)
Excise tax (3)	—	4,700	—	(55,300)
Amortization of intangible assets	(116,987)	(52,761)	(212,256)	(92,431)
Inventory step-up and certain excess manufacturing costs that will be eliminated pursuant to integration plans	(48,948)	(19,144)	(88,864)	(22,725)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	(253)	(3,346)	(1,632)	(9,315)
Loss on extinguishment of debt	—	(20,089)	(980)	(29,685)
Certain litigation-related charges, net	(6,875)	(3,954)	(19,875)	(3,954)
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,792)	—	18,298	—
Costs associated with unused financing commitments	(2,261)	—	(14,071)	—
Acceleration of Auxilium employee equity awards at closing	—	—	(37,603)	—
Charge related to the non-recoverability of certain non-trade receivables	—	(10,000)	—	(10,000)
Net gain on sale of certain early-stage drug discovery and development assets	—	3,850	—	3,850
Other than temporary impairment of equity investment	(18,869)	—	(18,869)	—
Other, net	(3,553)	—	(2,699)	—
Total consolidated (loss) income from continuing operations before income tax	$(103,614)	$45,383	$(119,991)	$10,685
__________

(1)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions, changes in the fair value of contingent consideration, costs of integration activities related to both current and prior period acquisitions and excess costs that will be eliminated pursuant to integration plans.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $4.8 million and $37.2 million for the three and six months ended June 30, 2015, respectively, compared to $4.0 million and $6.8 million for the three and six months ended June 30, 2014. Also included for the six months ended June 30, 2015 was a $7.9 million charge recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. Amounts in the comparable 2014 period primarily consisted of employee separation costs and changes in estimates related to certain cost reduction initiative accruals. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)
This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which we had previously estimated to be $60.0 million in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was $4,049.5 million at June 30, 2015 compared to $1,930.8 million at December 31, 2014. Working capital at June 30, 2015 includes net proceeds of $2,235.1 million from the issuance of ordinary shares to finance a portion of the pending Par acquisition (Par Equity Financing) and restricted cash and cash equivalents of $477.2 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. Working capital at December 31, 2014 included restricted cash and cash equivalents of $485.2 million held in Qualified Settlement Funds for mesh product liability settlement agreements.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $2,529.7 million at June 30, 2015 compared to $408.8 million at December 31, 2014. The net proceeds from the Par Equity Financing, totaling $2,235.1 million, are included as a component of Cash and cash equivalents at June 30, 2015.
During 2015, we expect cash generated from operations, excluding cash payments related to mesh litigation settlements, together with our cash, cash equivalents and revolving credit facility to be sufficient to cover cash needs for working capital and general corporate purposes, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchases and any regulatory and/or sales milestones that may become due. We may need to obtain additional funding for future transactions in 2015, should they occur.
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
Borrowings. At June 30, 2015, the Company’s indebtedness includes the Amended 2014 Credit Facility with combined outstanding principal borrowings of $1,464.7 million and additional availability under a $750.0 million revolving credit facility, substantially all of which is available at June 30, 2015.
The Amended 2014 Credit Facility contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of June 30, 2015, we were in compliance with all such covenants.
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
At June 30, 2015, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $3.9 billion. These notes mature between 2019 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior secured credit agreements. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of June 30, 2015, we were in compliance with all covenants.
In April 2015, we settled $98.7 million aggregate principal amount of the Convertible Notes, which was the remaining outstanding principal amount of the Convertible Notes, for $316.4 million, which included the issuance of 2,261,236 ordinary shares. In addition, the Company settled the remaining amount of the associated call options and warrants in April 2015 and June 2015, respectively.

In May 2015, the Company announced that it had entered into a definitive agreement pursuant to which the Company shall acquire privately held Par Pharmaceutical Holdings, Inc. from TPG Capital North America in a transaction valued at $8.05 billion, including the assumption of Par debt. The purchase price consists of 18.0 million shares ($1.55 billion of value based on the 10-day volume weighted average share price ending on May 15, 2015) of the Company’s equity and $6.50 billion of cash consideration to Par shareholders, subject to certain adjustments. The transaction is expected to close in the second half of 2015.
On June 2015, the Company completed the sale of 27,627,628 ordinary shares for aggregate gross proceeds of $2,300.0 million in order to finance a portion of the pending Par acquisition. The net proceeds of this share issuance, totaling $2,235.1 million are included as a component of Cash and cash equivalents at June 30, 2015.
In July 2015, Endo Designated Activity Company, formerly known as Endo Limited (Endo DAC), Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $1.64 billion in aggregate principal amount of 6.00% senior notes due July 2023 (the 2023 Notes). The 2023 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The 2023 Notes are senior unsecured obligations of the Issuers and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries. Interest on the 2023 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2016. The 2023 Notes will mature on July 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the 2023 Notes indenture incorporated by reference herein.
We intend to increase our incremental revolving facility capacity in an aggregate principal amount of up to $250.0 million under the Amended 2014 Credit Facility. In addition, we intend to incur an incremental term loan B facility in an aggregate principal amount of up to $2,800 million (the Incremental Term Loan B Facility) in accordance with the Amended 2014 Credit Facility prior to or substantially simultaneously with the closing of the Par acquisition. Borrowings under the Incremental Term Loan B Facility prior to or substantially concurrently with the closing of the Par acquisition shall, among other things, refinance in full any amounts outstanding under the 2014 Term Loan B Facility.
The 2023 Notes were issued to, together with the Incremental Term Loan B Facility and cash on hand, (i) fund the purchase price of the Par acquisition, as well as for repayments of indebtedness of Par and certain transaction expenses, (ii) refinance the Company’s existing 2014 Term Loan B Facility, and (iii) redeem all $499.9 million aggregate principal amount outstanding of the 7.00% Senior Notes due 2019, which redemption occurred in July 2015. The Company intends to use any remaining proceeds for general corporate purposes, including acquisitions and debt repayments.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Ba3 with a negative outlook and B+ with a stable outlook, respectively.
Working capital. The components of our working capital and our liquidity at June 30, 2015 and December 31, 2014 are below (dollars in thousands):

	June 30, 2015	December 31, 2014
Total current assets	$7,536,953	$5,080,261
Less: total current liabilities	(3,487,442)	(3,149,440)
Working capital	$4,049,511	$1,930,821
Current ratio	2.2:1	1.6:1
Days sales outstanding	51	48
Working capital increased by $2,118.7 million from December 31, 2014 to June 30, 2015. This increase related primarily to cash received, net of fees, from the Par Equity Financing, working capital acquired in the Auxilium acquisition, a decrease in the current portion of long term debt and cash from the exercise of options. These increases were partially offset by an increase in the current portion of the legal settlement accrual, cash used for deferred financing costs and cash used for the purchases of property, plant and equipment.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash flow (used in) provided by:
Operating activities	$(77,486)	$(52,631)
Investing activities	(906,341)	588,341
Financing activities	3,116,408	342,808
Effect of foreign exchange rate	(11,599)	4,716
Net increase in cash and cash equivalents	$2,120,982	$883,234
Net cash used in operating activities. Net cash used in operating activities was $77.5 million for the six months ended June 30, 2015 compared to $52.6 million used in operating activities in the comparable 2014 period.
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
The $24.9 million increase in Net cash used in operating activities for the six months ended June 30, 2015 compared to the comparable 2014 period was primarily the result of the timing of cash collections and cash payments related to our operations, including cash payments made during 2015 of $395.9 million, primarily out of the Qualified Settlement Funds, related to mesh litigation settlements. These decreases were partially offset by non-recurring 2014 payments to settle various litigation matters of $202.3 million, which included the Department of Justice settlement related to its investigation into the sale, marketing and promotion of Lidoderm®.
Net cash (used in) provided by investing activities. Net cash used in investing activities was $906.3 million for the six months ended June 30, 2015 compared to $588.3 million provided by investing activities in the comparable 2014 period.
This $1,494.7 million fluctuation in cash used in investing activities for the six months ended June 30, 2015 compared to the comparable 2014 period relates primarily to an increase in cash used for acquisitions in 2015 related primarily to the acquisitions of Auxilium and Lehigh Valley Technologies, Inc. of $712.9 million. Cash previously held in escrow of $770.0 million was released upon the close of the Paladin transaction during the six months ended June 30, 2014, which resulted in a corresponding cash inflow for investing activities. This amount was partially offset by $385.1 million of cash released from the Qualified Settlement Funds for mesh settlements, approximately $40 million of cash released for Litha and cash released from the escrow account associated with the acquisition of the remaining outstanding share capital of Litha during the six months ended June 30, 2015. We also paid $381.2 million into the Qualified Settlement Funds for mesh settlements during the six months ended June 30, 2015, resulting in a cash outflow for investing activities. Payments related to our Qualified Settlement Funds are further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Net cash provided by financing activities. Net cash provided by financing activities was $3,116.4 million for the six months ended June 30, 2015 compared to $342.8 million provided by financing activities in the comparable 2014 period.
Items contributing to the $2,773.6 million increase in cash provided by financing activities for the six months ended June 30, 2015 compared to the comparable 2014 period include an increase in issuance of ordinary shares of $2,300.0 million related to the Par Equity Financing, a decrease in principal payments on term loan indebtedness of $1,381.2 million, an increase in proceeds from the issuance of notes of $450.0 million, a decrease in the repurchase of convertible senior subordinated notes of $300.1 million, a decrease in payments to settle ordinary share warrants of $242.2 million, and an increase in proceeds from draw of revolving debt of $175.0 million, partially offset by a decrease in proceeds from the issuance of term loans of $1,525.0 million, a decrease in proceeds from the settlement of the hedge on convertible senior subordinated notes of $302.1 million, an increase in repayments of revolving debt of $175 million, an increase in payments related to the issuance of ordinary shares of $62.2 million, and an increase in cash buy-outs of noncontrolling interests of $39.5 million related to the acquisition of the remaining outstanding share capital of Litha.
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
Contractual Obligations. The Company is increasing its product liability accrual due primarily to (1) its recently becoming aware of previously unknown U.S. mesh claims, both under and outside the MSAs which the Company and AMS believe are due in large part to certain verdicts being awarded in a number of cases taken through trial by other mesh manufacturers and a resulting increase in advertising by plaintiffs' counsel seeking additional claimants; and (2) with respect to known claims under the MSAs, a decrease in the applicable reduction factor from approximately 20% to 18%. By decreasing the reduction factor from approximately 20% to 18%, and thereby increasing the product liability accrual, the Company is reflecting its current estimate that fewer claims will be excluded from the MSAs than previously anticipated. The Company and AMS expect that valid claims under the MSAs will continue to be settled. However, the Company and AMS intend to vigorously contest pending and future claims that are invalid or in excess of the maximum claim amounts under the MSAs. The Company and AMS are also aware of a substantial number of additional claims or potential claims, some of which may be invalid or contested, for which the Company lacks sufficient information to determine whether any potential liability is probable, and such claims have not been included in the Company’s product liability accrual. As of the date of this report, the Company believes that the current product liability accrual includes all known claims for which liability is probable and estimable. However, it is currently not possible to determine the validity or outcome of any additional or potential claims and such claims may result in additional losses that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. The Company will continue to monitor the situation, including with respect to any additional claims of which the Company may later become aware, and, if appropriate, make further adjustments to the applicable reduction factor and product liability accrual based on new information.
For further discussion of our Vaginal Mesh product liability accrual see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
As of June 30, 2015, other than the product liability accrual and debt-related transactions described above and in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion of our Amended 2014 Credit Facility. To the extent we utilize amounts under our Amended 2014 Credit Facility, we would be exposed to additional interest rate risk. At June 30, 2015, our Term Loan Facility includes principal amount of floating-rate debt of $1,464.7 million. Based on this amount, a 1% rise in interest rates would result in $14.6 million in incremental annual interest expense.
As of June 30, 2015 and 2014, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At June 30, 2015 and 2014, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.

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
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in Other expense (income), net.
Fluctuations in foreign currency rates resulted in a net loss of $2.6 million and a net gain of $20.6 million, respectively, during the three and six months ended June 30, 2015. This compares to a net loss of $3.7 million and $4.3 million, respectively, during the three and six months ended June 30, 2014.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the six months ended June 30, 2015. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in 2015. As such, there have been changes during the six months ended June 30, 2015 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.
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
If Auxilium or the Proposed Alternate Manufacturer fail to comply with the latest current-Good Manufacturing Practice (cGMP) requirements, Auxilium may not be permitted to sell its products or may be limited in the jurisdictions in which it is permitted to sell them. Auxilium’s manufacturing facilities and the Proposed Alternate Facility are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, Auxilium could be required to take remedial actions, stop production or close our Horsham and/or Rye facilities or the Proposed Alternate Facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX® and TESTOPEL® and delay clinical trials and subsequent licensure, and/or limit the sale of commercial supplies.
Future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX® or TESTOPEL® in clinical trials, refusal of the government to allow distribution of XIAFLEX® or TESTOPEL®, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In April 2015, we settled conversions of approximately $98.7 million aggregate principal amount of the Convertible Notes for approximately $316.4 million by delivering cash and issuing 2,261,236 of ordinary shares. In connection with the April 2015 conversions of the Convertible Notes, we received 2,261,236 of our ordinary shares from the counterparty to a call option we entered into in connection with the issuance of the Convertible Notes, and such ordinary shares were subsequently canceled. In addition, we entered into an agreement to terminate the warrant transaction that had been entered into in connection with the issuance of the Convertible Notes in exchange for our agreement to deliver to the warrant counterparty approximately 1,792,379 ordinary shares, which we delivered in June 2015. The issuances of ordinary shares in connection with the settlement of the Convertible Notes and the termination of the warrant transaction were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.
Purchase of Equity Securities
The following table reflects purchases of Endo International plc ordinary shares by the Company during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan
April 1, 2015 to April 30, 2015	—	—	—
May 1, 2015 to May 31, 2015	—	—	—
June 1, 2015 to June 30, 2015	—	—	—
Total	—	—	—
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

See "Unregistered Sales of Equity Securities" above.
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

ENDO INTERNATIONAL PLC
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 10, 2015

Exhibit Index

Exhibit No.	Title

1.1
Underwriting Agreement, dated June 4, 2015, among the Company and Goldman Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Int. and Deutsche Bank Securities, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 5, 2015)

2.1
Agreement and Plan of Merger, dated as of May 18, by and among Par Pharmaceutical Holdings, Inc., a Delaware corporation, Endo International plc, a public limited company incorporated under the laws of Ireland, Endo Limited, a private limited company incorporated under the laws of Ireland, Endo Health Solutions Inc., a Delaware corporation, Banyuls Limited, a private limited company incorporated under the laws of Ireland, Hawk Acquisition ULC, a Bermudian unlimited liability company and Shareholder Representative Services LLC, a Colorado limited liability company, solely as the Stakeholder Representative (as defined therein) (incorporated by reference to Exhibit 2.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

3.1
Certificate of Incorporation on re-registration as a public limited company of Endo International plc (incorporated by reference to Exhibit 3.1 of the Endo International plc Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

3.2
Memorandum and Articles of Association of Endo International plc (incorporated by reference to Exhibit 3.2 of the Endo International plc Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

4.2	Endo International plc 2015 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Endo International plc Registration Statement on Form S-8, filed with the Commission on June 15, 2015)

10.19.3*	Amendment No. 2 to the Master Services Agreement, between UPS Supply Chain Solutions, Inc. and Endo Pharmaceuticals, dated June 1, 2015

10.269
Registration Rights Agreement, dated as of May 18, 2015, by and among Endo International plc and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

10.270
Shareholders Agreement, dated as of May 18, 2015, by and among Endo International plc and the signatories thereto (incorporated by reference to Exhibit 10.2 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

10.271
Commitment Letter, dated as of May 18, 2015, by and among Endo Limited, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

10.272
Amendment No. 1 to Credit Agreement, dated as of June 12, 2015, by and among Endo Luxembourg Finance Company I S.à.r.l and Endo LLC, as borrowers, the subsidiary guarantors party thereto, the lenders and other financial institutions party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 15, 2015)

10.273	Form of Stock Option Agreement to Optionee under the Endo International plc 2015 Stock Incentive Plan

10.274	Form of Stock Award Agreement to Participant under the Endo International plc 2015 Stock Incentive Plan

10.275	Form of Performance Award Agreement to Participant under the Endo International plc 2015 Stock Incentive Plan

10.276	Form of Matched Performance Award Agreement to Participant under the Endo International plc 2015 Stock Incentive Plan

10.277
Supplemental Indenture, dated June 24, 2015, among Hawk Acquisition Ireland Limited, Manjano Limited, Endo Ireland Finance Limited, Endo US Holdings Luxembourg I S.à r.l., Endo US Holdings Luxembourg II S.à r.l., Endo Bermuda Finance Limited and Hawk Acquisition ULC, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019

10.278
Counterpart to Registration Rights Agreement, dated June 24, 2015, among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019

10.279
Supplemental Indenture, dated June 24, 2015, among Hawk Acquisition Ireland Limited, Manjano Limited, Endo Ireland Finance Limited, Endo US Holdings Luxembourg I S.à r.l., Endo US Holdings Luxembourg II S.à r.l., Endo Bermuda Finance Limited and Hawk Acquisition ULC, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020

10.280
Counterpart to Registration Rights Agreement, dated June 24, 2015, among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020

10.281
Supplemental Indenture, dated June 24, 2015, among Hawk Acquisition Ireland Limited, Manjano Limited, Endo Ireland Finance Limited, Endo US Holdings Luxembourg I S.à r.l., Endo US Holdings Luxembourg II S.à r.l., Endo Bermuda Finance Limited and Hawk Acquisition ULC, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022

10.282
Counterpart to Registration Rights Agreement, dated June 24, 2015, among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022

10.283
Supplemental Indenture, dated June 24, 2015, among Hawk Acquisition Ireland Limited, Manjano Limited, Endo Ireland Finance Limited, Endo US Holdings Luxembourg I S.à r.l., Endo US Holdings Luxembourg II S.à r.l., Endo Bermuda Finance Limited and Hawk Acquisition ULC, subsidiaries of Endo Limited, the Issuer, the Co-Obligor, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.75%% Senior Notes due 2022

10.284
Supplemental Indenture, dated June 24, 2015, among Hawk Acquisition Ireland Limited, Manjano Limited, Endo Ireland Finance Limited, Endo US Holdings Luxembourg I S.à r.l., Endo US Holdings Luxembourg II S.à r.l., Endo Bermuda Finance Limited and Hawk Acquisition ULC, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023

10.285
Counterpart to Registration Rights Agreement, dated June 24, 2015, among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023

10.286
Supplemental Indenture, dated June 24, 2015, among Hawk Acquisition Ireland Limited, Manjano Limited, Endo Ireland Finance Limited, Endo US Holdings Luxembourg I S.à r.l., Endo US Holdings Luxembourg II S.à r.l., Endo Bermuda Finance Limited and Hawk Acquisition ULC, subsidiaries of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025

10.287
Counterpart to Registration Rights Agreement, dated June 24, 2015, among Endo Finance LLC, Endo Finco Inc. and Endo Limited, the Guarantors party thereto, RBC Capital Markets, LLC and Citigroup Global Markets, Inc., relating to the 6.00% Senior Notes due 2025

10.288
Supplemental Indenture, dated July 9, 2015, among Ishirini Limited, a subsidiary of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2019

10.289
Counterpart to Registration Rights Agreement, dated July 9, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2019

10.290
Supplemental Indenture, dated July 9, 2015, among Ishirini Limited, a subsidiary of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020

10.291
Counterpart to Registration Rights Agreement, dated July 9, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020

10.292
Supplemental Indenture, dated July 9, 2015, among Ishirini Limited, a subsidiary of Endo Limited, the Issuer, the Co-Obligor, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022

10.293
Supplemental Indenture, dated July 9, 2015, among Ishirini Limited, a subsidiary of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022

10.294
Counterpart to Registration Rights Agreement, dated July 9, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022

10.295
Supplemental Indenture, dated July 9, 2015, among Ishirini Limited, a subsidiary of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023

10.296
Counterpart to Registration Rights Agreement, dated July 9, 2015, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023

10.297
Supplemental Indenture, dated July 9, 2015, among Ishirini Limited, a subsidiary of Endo Limited, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025

10.298
Counterpart to Registration Rights Agreement, dated July 9, 2015, with respect to the Registration Rights Agreement, dated January 27, 2015 by and among Endo Finance LLC, Endo Finco Inc., Endo Limited, the Guarantors party thereto, RBC Capital Markets, LLC and Citigroup Global Markets Inc., relating to the 6.00% Senior Notes due 2025

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

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended