Form 10-Q/A
period 2015-06-30
Endo International plc
filed 2015-10-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q/A
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of August 4, 2015: 208,251,366

EXPLANATORY NOTE

Endo International plc (also referred to as the “Company,” “we,” or “our”) is filing this amendment ("Amendment No. 1") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the "June 30, 2015 Form 10-Q"), originally filed with the U.S. Securities and Exchange Commission on August 10, 2015, for the sole purpose of providing a revised copy of Exhibit 10.19.3 to restore certain information that was previously omitted pursuant to a request for confidential treatment. All other items of the June 30, 2015 Form 10-Q are unaffected by the change described above and have been omitted from this Amendment No. 1.

PART II. OTHER INFORMATION
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
(Principal Financial Officer)
Date: October 6, 2015

Exhibit Index

The Exhibit Index of the June 30, 2015 Form 10-Q is hereby amended such that Exhibit 10.19.3 is replaced in its entirety by the document attached as an exhibit to this Amendment No. 1, which is hereby included as an exhibit to the June 30, 2015 Form 10-Q.

Exhibit No.	Title

10.19.3*	Amendment No. 2 to the Master Services Agreement, between UPS Supply Chain Solutions, Inc. and Endo Pharmaceuticals, dated June 1, 2015

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the U.S. Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended