Form 10-Q
period 2015-09-30
Endo International plc
filed 2015-11-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-36326
____________________________________________________________________________________________
ENDO INTERNATIONAL PLC
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________________________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

First Floor, Minerva House, Simmonscourt Road, Ballsbridge, Dublin 4, Ireland	68-0683755
(Address of Principal Executive Offices)	(Zip Code)
011-353-1-268-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market, The Toronto Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	November 3, 2015	:	226,449,346

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

i

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$836,111	$408,753
Restricted cash and cash equivalents	511,562	530,930
Marketable securities	768	815
Accounts receivable	1,837,558	1,126,078
Inventories, net	946,650	423,321
Prepaid expenses and other current assets	104,081	38,680
Income taxes receivable	78,102	51,846
Deferred income taxes	432,070	561,974
Assets held for sale (NOTE 3)	52,574	1,937,864
Total current assets	$4,799,476	$5,080,261
MARKETABLE SECURITIES	3,470	1,506
PROPERTY, PLANT AND EQUIPMENT, NET	655,950	387,703
GOODWILL	6,667,168	2,899,587
OTHER INTANGIBLES, NET	9,088,203	2,333,193
DEFERRED INCOME TAXES	1,182	5,059
OTHER ASSETS	265,410	202,307
TOTAL ASSETS	$21,480,859	$10,909,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$371,696	$297,484
Accrued expenses	1,958,589	1,149,545
Current portion of legal settlement accrual	1,468,213	1,443,114
Current portion of long-term debt	89,835	155,937
Income taxes payable	60,141	—
Deferred income taxes	37	22
Liabilities held for sale (NOTE 3)	11,744	103,338
Total current liabilities	$3,960,255	$3,149,440
DEFERRED INCOME TAXES	1,863,413	677,740
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,889,494	4,202,356
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	—	262,781
OTHER LIABILITIES	371,643	209,086
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized; 4,000,000 issued	45	48
Ordinary shares, $0.0001 and $0.0001 par value; 1,000,000,000 and 1,000,000,000 shares authorized; 226,417,040 and 153,912,985 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	22	15
Additional paid-in capital	8,676,345	3,093,867
Accumulated deficit	(1,971,664)	(595,085)
Accumulated other comprehensive loss	(308,684)	(124,088)
Total Endo International plc shareholders’ equity	$6,396,064	$2,374,757
Noncontrolling interests	(10)	33,456
Total shareholders’ equity	$6,396,054	$2,408,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,480,859	$10,909,616
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
TOTAL REVENUES	$745,727	$654,116	$2,195,021	$1,717,806
COSTS AND EXPENSES:
Cost of revenues	442,459	341,193	1,265,583	857,317
Selling, general and administrative	163,221	148,901	529,290	433,333
Research and development	21,327	20,813	58,208	82,165
Litigation-related and other contingencies, net	—	3,131	19,875	7,085
Asset impairment charges	923,607	—	1,000,850	—
Acquisition-related and integration items	(27,688)	2,732	51,177	67,619
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$(777,199)	$137,346	$(729,962)	$270,287
INTEREST EXPENSE, NET	96,446	61,950	250,196	167,525
LOSS ON EXTINGUISHMENT OF DEBT	40,909	2,027	41,889	31,712
OTHER EXPENSE (INCOME), NET	50,091	(5,724)	62,589	(18,728)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(964,645)	$79,093	$(1,084,636)	$89,778
INCOME TAX (BENEFIT) EXPENSE	(160,939)	30,140	(340,528)	47,651
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(803,706)	$48,953	$(744,108)	$42,127
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(246,782)	(301,002)	(632,624)	(707,068)
CONSOLIDATED NET LOSS	$(1,050,488)	$(252,049)	$(1,376,732)	$(664,941)
Less: Net (loss) income attributable to noncontrolling interests	(46)	35	(153)	2,895
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(1,050,442)	$(252,084)	$(1,376,579)	$(667,836)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(3.84)	$0.32	$(3.96)	$0.30
Discontinued operations	$(1.18)	$(1.96)	$(3.36)	$(4.92)
Basic	$(5.02)	$(1.64)	$(7.32)	$(4.62)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(3.84)	$0.31	$(3.96)	$0.27
Discontinued operations	$(1.18)	$(1.90)	$(3.36)	$(4.55)
Diluted	$(5.02)	$(1.59)	$(7.32)	$(4.28)
WEIGHTED AVERAGE SHARES:
Basic	209,274	153,309	188,085	144,604
Diluted	209,274	158,975	188,085	155,902
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
CONSOLIDATED NET LOSS		$(1,050,488)		$(252,049)		$(1,376,732)		$(664,941)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(403)		$(2,136)		$1,311		$(442)
Less: reclassification adjustments for loss realized in net loss	—	(403)	14	(2,122)	—	1,311	14	(428)
Foreign currency translation loss:
Foreign currency translation loss arising during the period	(84,952)		(87,850)		(208,299)		(38,380)
Less: reclassification adjustments for loss realized in net loss	25,715	(59,237)	—	(87,850)	25,715	(182,584)	—	(38,380)
OTHER COMPREHENSIVE LOSS		$(59,640)		$(89,972)		$(181,273)		$(38,808)
CONSOLIDATED COMPREHENSIVE LOSS		$(1,110,128)		$(342,021)		$(1,558,005)		$(703,749)
Less: Net (loss) income attributable to noncontrolling interests		(46)		35		(153)		2,895
Less: Other comprehensive (loss) income attributable to noncontrolling interests		(32)		2,305		(581)		363
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(1,110,050)		$(344,361)		$(1,557,271)		$(707,007)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Consolidated net loss	$(1,376,732)	$(664,941)
Adjustments to reconcile consolidated net loss to Net cash (used in) provided by operating activities:
Depreciation and amortization	381,952	233,012
Inventory step-up	122,714	40,089
Share-based compensation	48,537	23,150
Amortization of debt issuance costs and premium / discount	16,440	23,670
Provision for bad debts	1,970	1,713
Deferred income taxes	(335,171)	(343,815)
Net loss on disposal of property, plant and equipment	1,785	1,091
Change in fair value of contingent consideration	(83,605)	—
Loss on extinguishment of debt	41,889	31,712
Prepayment penalty on long-term debt	(17,496)	—
Asset impairment charges	1,244,672	—
Gain on sale of business and other assets	(13,550)	(2,868)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(220,973)	(143,857)
Inventories	(31,823)	44,067
Prepaid and other assets	(30,568)	29,656
Accounts payable	(1,767)	(132,052)
Accrued expenses	211,970	770,653
Other liabilities	(238,048)	397,227
Income taxes payable/receivable	100,372	(76,303)
Net cash (used in) provided by operating activities	$(177,432)	$232,204
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,944)	(57,300)
Proceeds from sale of property, plant and equipment	—	174
Acquisitions, net of cash acquired	(7,514,425)	(1,052,599)
Proceeds from sale of marketable securities and investments	347	85,105
Proceeds from notes receivable	17	24,216
Patent acquisition costs and license fees	—	(5,000)
Proceeds from sale of business, net	1,588,779	54,521
Proceeds from settlement escrow	—	11,518
Increase in restricted cash and cash equivalents	(533,441)	(215,267)
Decrease in restricted cash and cash equivalents	549,171	770,000
Other investing activities	—	5,789
Net cash used in investing activities	$(5,960,496)	$(378,843)

	Nine Months Ended September 30,
	2015	2014
FINANCING ACTIVITIES:
Proceeds from issuance of notes	2,835,000	750,000
Proceeds from issuance of term loans	2,800,000	1,525,000
Principal payments on notes	(499,875)	—
Principal payments on term loans	(459,626)	(1,418,769)
Proceeds from draw of revolving debt	300,000	—
Repayments of revolving debt	(300,000)	—
Principal payments on other indebtedness, net	(8,931)	(2,407)
Repurchase of convertible senior subordinated notes	(247,760)	(587,803)
Payments to settle ordinary share warrants	—	(284,454)
Proceeds from the settlement of the hedge on convertible senior subordinated notes due 2015	—	356,265
Deferred financing fees	(114,440)	(59,899)
Payment for contingent consideration	(20,264)	—
Tax benefits of share awards	19,878	30,126
Payments of tax withholding for restricted shares	(15,268)	(23,920)
Exercise of options	25,068	36,124
Sale of AMSH Inc. mandatorily redeemable preferred shares	60,000	—
Issuance of ordinary shares related to the employee stock purchase plan	3,328	3,468
Issuance of ordinary shares	2,300,000	—
Payments related to the issuance of ordinary shares	(66,956)	(4,800)
Cash distributions to noncontrolling interests	—	(6,144)
Cash buy-out of noncontrolling interests	(39,608)	(82)
Net cash provided by financing activities	$6,570,546	$312,705
Effect of foreign exchange rate	(5,260)	(1,547)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$427,358	$164,519
LESS: NET DECREASE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	(17,413)
NET INCREASE IN CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$427,358	$181,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	408,753	526,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$836,111	$708,529
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$526,785	$149,630
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$509,563	$11,518
Other cash distributions for mesh legal settlements	$16,312	$7,098
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$4,234	$578
Accrual for purchases of property, plant and equipment	$2,719	$5,985
Acquisition financed by ordinary shares	$2,844,969	$2,844,279
Repurchase of convertible senior subordinated notes financed by ordinary shares	$625,483	$55,229
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to a fair statement of the Company’s financial position as of September 30, 2015 and the results of our operations and our cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2014 was derived from the audited financial statements.
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
Unless otherwise indicated or required by the context, references throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. and its consolidated subsidiaries prior to February 28, 2014 and Endo International plc and its consolidated subsidiaries thereafter.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14), which defers the effective date of ASU No. 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU No. 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company currently plans to adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated results of operations and financial position.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements” (ASU 2015-15). The amendments in ASU 2015-15 state that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015 and require retrospective application. The Company will adopt ASU 2015-03 and 2015-15 on December 31, 2015. As of September 30, 2015, the Company had $153.7 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of debt.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets as a result of the guidance in ASU 2015-05. ASU 2015-05 is effective for annual periods beginning after December 15, 2015 and interim periods in annual periods beginning after December 15, 2016, with early adoption permitted. Companies may use either a full retrospective approach or a prospective approach entered into or materially modified after the effective date to adopt this ASU. The Company is currently evaluating the impact of ASU 2015-05 on the Company’s consolidated results of operations and financial position.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively and early application is permitted. The Company is currently evaluating the impact of ASU 2015-11 on the Company’s consolidated results of operations and financial position.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the footnotes. For public entities, the new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-16 during the three months ended September 30, 2015. Accordingly, the Company applied the amendments in this update to the measurement period adjustments made during the three months ended September 30, 2015. See Note 5. Acquisitions for more information regarding adjustments to provisional amounts that occurred during the three months ended September 30, 2015.
NOTE 3. DISCONTINUED OPERATIONS
American Medical Systems
On February 24, 2015, the Board of Directors approved a plan to sell the Company’s American Medical Systems Holdings, Inc. (AMS) business, which comprised the entirety of our former Devices segment. The AMS business was comprised of the Men’s Health and Prostate Health component as well as the Women’s Health component (now doing business as Astora Womens Health). Subsequently, the Company entered into a definitive agreement to sell the Men’s Health and Prostate Health components of the AMS business to Boston Scientific Corporation (Boston Scientific) for up to $1.65 billion, with $1.60 billion in upfront cash. The Company is also eligible to receive a potential milestone payment of $50.0 million in cash conditioned on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health components in 2016. The transaction with Boston Scientific closed on August 3, 2015.
In addition, Boston Scientific paid $60.0 million in exchange for 60,000 shares of American Medical Systems Holdings, Inc. (AMSH) Series B Non-Voting Preferred Stock (Series B Senior Preferred Stock) sold by our subsidiary Endo Pharmaceuticals Inc. (EPI). The preferred stock entitles the holder to dividends payable quarterly at an initial annual rate of 7.25%, which will increase by 0.25% each year on January 1, from 2018 until the rate equals 11.50%. While the preferred stock remains outstanding, AMS will be subject to certain affirmative and negative covenants, including an obligation to maintain assets in excess of the liquidation preference of the preferred stock, and restrictions on the sale of assets and the incurrence of certain indebtedness. The preferred stock matures and becomes mandatorily redeemable in 2035.
The Company is currently pursuing a sale of the Women’s Health component of the AMS business. The majority of the remaining assets and liabilities of the AMS business, which are related to the Women’s Health component, are classified as held for sale in the Condensed Consolidated Balance Sheets. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual for all known pending and estimated future claims related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, are not classified as held for sale based on management’s current expectation that these assets and liabilities will remain with the Company. Depreciation and amortization expense are not recorded on assets held for sale. The operating results of the AMS business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

In connection with classifying AMS as held for sale, the Company was required to compare the estimated fair values of the underlying disposal groups, less the costs to sell, to the respective carrying amounts. As a result of this analysis, the Company recorded a combined asset impairment charge of $222.8 million during the three months ended March 31, 2015, which was classified as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. We estimated the fair value of the Men’s Health and Prostate Health division based on the agreed upon purchase price with Boston Scientific. The fair value of the Women’s Health component was estimated based on expressions of interest from third parties. Subsequently, at the time of the sale of the Men’s Health and Prostate Health component in August 2015, the Company recorded a gain based on the difference between the net proceeds received and the net book value of the assets sold of approximately $13.6 million, which included an unfavorable adjustment of $25.7 million relating to amounts transferred from foreign currency translation adjustments and included in the determination of net income for the period as a result of the sale. This amount is included in Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively.
During the three months ended September 30, 2015, the Company compared the estimated fair value of the Women’s Health component, less the costs to sell, to its respective carrying amount. As a result of this analysis, the Company recorded an additional asset impairment charge of $2.2 million, which was classified as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The fair value of the Women’s Health component was estimated based on updated expressions of interest from third parties.
In addition, as a result of determining that the sale of the AMS disposal groups was probable, the Company re-assessed its permanent reinvestment assertion for certain components of the AMS business and recognized a corresponding tax benefit of $2.6 million and $161.8 million during the three and nine months ended September 30, 2015, respectively, which was recorded as Income tax (benefit) expense (a component of (loss) income from continuing operations) in the Condensed Consolidated Statements of Operations. In addition, due to the overall differences between the book and tax basis of the underlying assets sold during the third quarter, the Company recognized a tax expense of $228.0 million and $126.3 million during the three and nine months ended September 30, 2015, respectively, which was classified as Discontinued operations.
The following table provides the operating results of the Discontinued operations of AMS, net of tax for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$43,705	$109,822	$282,310	$359,425
Litigation related and other contingencies, net	$—	$470,207	$273,752	$1,128,358
Asset impairment charges	$2,200	$—	$224,953	$—
Gain on sale of business	$13,550	$—	$13,550	$—
Loss from discontinued operations before income taxes	$(18,775)	$(469,907)	$(506,275)	$(1,095,562)
Income tax expense (benefit)	$228,007	$(168,905)	$126,349	$(386,243)
Discontinued operations, net of tax	$(246,782)	$(301,002)	$(632,624)	$(709,319)
The following table provides the components of Assets and Liabilities held for sale of AMS as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Current assets	$25,895	$165,075
Property, plant and equipment	5,467	41,122
Goodwill	—	862,960
Other intangibles, net	21,212	861,174
Other assets	—	7,533
Assets held for sale	$52,574	$1,937,864
Current liabilities	$11,744	$53,143
Deferred taxes	—	46,538
Other liabilities	—	3,657
Liabilities held for sale	$11,744	$103,338

The following table provides the Depreciation and amortization and Purchases of property, plant and equipment of AMS for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows from discontinued operating activities:
Net loss	$(632,624)	$(709,319)
Depreciation and amortization	11,555	52,778
Cash flows from discontinued investing activities:
Purchases of property, plant and equipment	$(2,182)	$(3,165)
HealthTronics
On December 28, 2013, the EHSI Board approved a plan to sell the HealthTronics business and the Company entered into a definitive agreement to sell the business on January 9, 2014 to Altaris Capital Partners LLC for an upfront cash payment of $85.0 million, subject to cash and other working capital adjustments. During the three months ended March 31, 2015, we received additional cash payments of $4.7 million from the purchaser of HealthTronics. In addition, as of September 30, 2015, EHSI has rights to additional cash payments of up to $30.0 million based on the operating performance of HealthTronics through December 31, 2015, for total potential consideration of up to $119.7 million. Additional cash payments, if any, will be recorded when earned. The sale was completed on February 3, 2014.
In 2014, the Company recorded a net gain of $3.6 million, representing the carrying amount of the assets sold less the amount of the net proceeds, including the $4.7 million described above, which the Company became entitled to receive during the fourth quarter of 2014.
Until it was sold on February 3, 2014, the assets of this business, previously known as the HealthTronics segment, and related liabilities were classified as held for sale in the Condensed Consolidated Balance Sheets. Depreciation and amortization expense were not recorded on assets held for sale. The operating results of this business are reported as Discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
The following table provides the operating results of Discontinued operations of HealthTronics, net of tax for the nine months ended September 30, 2014 (in thousands). There was no impact on Discontinued operations from HealthTronics for the three months ended September 30, 2014.

Nine Months Ended September 30,
2014
Revenue	$14,442
Income from discontinued operations before income taxes	$1,721
Income tax expense (benefit)	(530)
Discontinued operations, net of tax	$2,251
There were no Assets or Liabilities held for sale relating to HealthTronics included in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.
NOTE 4. RESTRUCTURING
U.S. Generic Pharmaceuticals Restructuring
In connection with the acquisition of Par Pharmaceutical Holdings, Inc. (Par) on September 25, 2015, we implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning the Company’s U.S. Generic Pharmaceuticals segment sales, sales support, and management activities and staffing, which resulted in severance benefits to Par and Qualitest Pharmaceuticals (Qualitest) employees. The cost reduction initiatives included a reduction in headcount of approximately 6% of the former Par and Qualitest workforces. Under this restructuring initiative, severance is expensed over the requisite service period, if any, while retention is being expensed ratably over the respective retention period.
As a result of the U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred restructuring expenses of $18.5 million during the three and nine months ended September 30, 2015, consisting of employee severance, retention and other benefit-

related costs. The Company anticipates there will be additional pre-tax restructuring expenses of $11.0 million related to employee severance, retention and other benefit-related costs and these actions are expected to be completed by October 31, 2016, with substantially all cash payments made by the end of 2016. In addition, the Company anticipates there will be additional pre-tax restructuring expenses of $9.9 million related to accelerated depreciation on certain assets. These restructuring costs are allocated to the U.S. Generic Pharmaceuticals segment, and are primarily included in Selling, general and administrative in the Condensed Consolidated Statements of Operations.
The liability related to the U.S. Generic Pharmaceuticals restructuring initiative totaled $18.5 million at September 30, 2015. At September 30, 2015, this liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.
Auxilium Restructuring
In connection with the acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium) on January 29, 2015, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning our sales, sales support, and management activities and staffing, which included severance benefits to former Auxilium employees, in addition to the closing of duplicative facilities. The cost reduction initiatives included a reduction in headcount of approximately 40% of the former Auxilium workforce. For former Auxilium employees that have agreed to continue employment with the Company for a merger transition period, the severance payable upon completion of their retention period is being expensed over their respective retention period.
As a result of the Auxilium restructuring initiative, the Company incurred restructuring expenses of $0.1 million and $45.3 million during the three and nine months ended September 30, 2015, respectively, consisting of $0.1 million and $30.4 million of employee severance, retention and other benefit-related costs during the three and nine months ended September 30, 2015, respectively. The expenses were also attributable to certain charges related to our Auxilium subsidiary’s former corporate headquarters in Chesterbrook, Pennsylvania, including $7.0 million of asset impairment charges on certain related leasehold improvements during the first quarter of 2015, and $7.9 million recorded upon the facility’s cease use date, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income, during the first quarter of 2015. There were no additional asset impairment charges and no additional expenses relating to the facility’s cease use date recorded during the three months ended September 30, 2015. The Company anticipates there will be additional pre-tax restructuring expenses of $0.2 million related to employee severance, retention and other benefit-related costs and these actions are expected to be completed by December 31, 2015, with substantially all cash payments made by the end of 2016. These restructuring costs are allocated to the U.S. Branded Pharmaceuticals segment, and are primarily included in Selling, general and administrative in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Auxilium restructuring initiatives is included below for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Employee Severance, Retention and Other Benefit-Related Costs	$83	$30,413
Asset Impairment Charges	—	7,000
Other Restructuring Costs	—	7,860
Total	$83	$45,273
The liability related to the Auxilium restructuring initiative totaled $18.2 million at September 30, 2015 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the nine months ended September 30, 2015 were as follows (in thousands):

	Employee Severance, Retention and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2015	$—	$—	$—
Expenses	30,413	7,860	38,273
Cash payments	(19,377)	(703)	(20,080)
Liability balance as of September 30, 2015	$11,036	$7,157	$18,193

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative	$2,726	$2,459	$14,567	$10,580
Discontinued operations, net of tax	6,859	702	25,000	2,841
Total Other Restructuring	$9,585	$3,161	$39,567	$13,421
The liability related to these initiatives totaled $16.7 million and $17.0 million at September 30, 2015 and December 31, 2014, respectively, and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. The change in the liability relates to recognition of the expenses mentioned in the preceding paragraph, partially offset by cash payments made during 2015.
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, except for Boca Pharmacal LLC (Boca), Paladin, Sumavel® DosePro® (Sumavel®), Somar Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), DAVA Pharmaceuticals, Inc. (DAVA) and Natesto™, the estimated fair values of the net assets acquired below are provisional as of September 30, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates.
Paladin Labs Inc. Acquisition
On February 28, 2014 (the Paladin Acquisition Date), the Company, through a Canadian subsidiary, acquired all of the shares of Paladin and a U.S. subsidiary of the Company merged with and into EHSI, with EHSI surviving the merger. As a result of these transactions, the former shareholders of EHSI and Paladin became the shareholders of Endo, a public limited company organized under the laws of Ireland, and both EHSI and Paladin became our indirect wholly-owned subsidiaries.
Under the terms of the transaction, former Paladin shareholders received 1.6331 shares of Endo stock, or 35.5 million shares, and C$1.16 in cash, for total consideration of $2.87 billion as of February 28, 2014. On the Paladin Acquisition Date, each then current EHSI shareholder received one ordinary share of Endo for each share of EHSI common stock owned upon closing. Immediately following the closing of the transaction, former EHSI shareholders owned approximately 79% of Endo, and former Paladin shareholders owned approximately 21%.
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

(2)
Represents the fair value of vested Paladin stock option awards attributed to pre-combination services that were outstanding on the Paladin Acquisition Date and settled on a cash-less exercise basis for Endo shares.

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
The operating results of Paladin are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and the operating results from the acquisition date of February 28, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 reflect the acquisition of Paladin, effective February 28, 2014.
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
The Company recognized acquisition-related transaction costs associated with the Paladin acquisition during the nine months ended September 30, 2014 totaling $33.4 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations. There were no acquisition-related transaction costs associated with the Paladin acquisition during the nine months ended September 30, 2015.
The amounts of Paladin Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including February 28, 2014 to September 30, 2014 are as follows (in thousands, except per share data):

Revenue	$165,852
Net income attributable to Endo International plc	$15,201
Basic net income per share	$0.11
Diluted net income per share	$0.10
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Paladin had occurred on January 1, 2014 for the nine months ended September 30, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

Nine Months Ended September 30, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,884,573
Net loss attributable to Endo International plc	$(678,399)
Basic net (loss) per share	$(4.69)
Diluted net (loss) per share	$(4.35)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Paladin to reflect factually supportable adjustments that give effect to events that are directly attributable to the Paladin acquisition assuming the Paladin acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition which decreased the expense by $1.0 million for the nine months ended September 30, 2014.  The adjustments to additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, increased the expense by $3.6 million for the nine months ended September 30, 2014.

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
Boca Pharmacal LLC Acquisition
On February 3, 2014, the Company acquired Boca Pharmacal LLC for $236.6 million in cash. Boca is a specialty generics company that focuses on niche areas, commercializing and developing products in categories that include controlled substances, semisolids and solutions.
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
The operating results of Boca are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and the operating results from the acquisition date of February 3, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 reflect the acquisition of Boca, effective February 3, 2014. Our measurement period adjustments were complete for Boca as of February 3, 2015.
Pro forma results of operations have not been presented because the effect of the Boca acquisition was not material.
Sumavel® DosePro®
On May 19, 2014, the Company acquired the worldwide rights to Sumavel® DosePro® for subcutaneous use, a needle-free delivery system for sumatriptan, from Zogenix, Inc. The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature. The Company acquired the product for consideration of $93.8 million, consisting of an upfront payment of $89.7 million and contingent cash consideration with an acquisition-date fair value of $4.1 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration. In addition, the Company provided Zogenix, Inc. with a $7.0 million non-interest bearing loan due 2023 for working capital needs and it assumed an existing third-party royalty obligation on net sales. Sumavel® is a prescription medicine given with a needle-free delivery system to treat adults who have been diagnosed with acute migraine or cluster headaches.
The fair values of the net identifiable assets acquired totaled $93.8 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Sumavel® acquisition includes $90.0 million of identifiable developed technology intangible assets to be amortized over an average life of approximately 13 years.
The operating results of Sumavel® are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and the operating results from the acquisition date of May 19, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 reflect the acquisition of Sumavel®, effective May 19, 2014. Our measurement period adjustments were complete for Sumavel as of May 19, 2015.
Pro forma results of operations have not been presented because the effect of the Sumavel® acquisition was not material.
Grupo Farmacéutico Somar Acquisition
On July 24, 2014, the Company acquired the representative shares of the capital stock of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable, a leading privately-owned specialty pharmaceuticals company based in Mexico City, for $270.1 million in cash consideration.
The fair values of the net identifiable assets acquired totaled $184.5 million, resulting in goodwill of $85.6 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Somar acquisition includes $167.9 million of identifiable intangible assets, including $148.3 million to be amortized over an average life of approximately 12 years and $19.6 million of IPR&D.

The operating results of Somar are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and the operating results from the acquisition date of July 24, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 reflect the acquisition of Somar, effective July 24, 2014. Our measurement period adjustments were complete for Somar as of July 24, 2015.
Pro forma results of operations have not been presented because the effect of the Somar acquisition was not material.
DAVA Pharmaceuticals, Inc. Acquisition
On August 6, 2014, the Company acquired DAVA Pharmaceuticals, Inc., a privately-held company specializing in marketed, pre-launch and pipeline generic pharmaceuticals based in Fort Lee, New Jersey, for consideration of $590.1 million. The consideration consisted of cash consideration of $585.0 million and contingent cash consideration with an acquisition-date fair value of $5.1 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration. DAVA’s strategically-focused generics portfolio includes thirteen on-market products in a variety of therapeutic categories.
The operating results of DAVA are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and the operating results from the acquisition date of August 6, 2014 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 reflect the acquisition of DAVA, effective August 6, 2014. Our measurement period adjustments were complete for DAVA as of August 6, 2015.
Pro forma results of operations have not been presented because the effect of the DAVA acquisition was not material.
Natesto™
On December 9, 2014, the Company acquired the rights to Natesto™ (testosterone nasal gel), the first and only testosterone nasal gel for replacement therapy in adult males diagnosed with hypogonadism, from Trimel BioPharma SRL, a wholly-owned subsidiary of Trimel Pharmaceuticals Corporation. The Company will collaborate with Trimel on all regulatory and clinical development activities regarding Natesto™. The Company is accounting for this transaction as a business combination in accordance with the relevant accounting literature. Natesto™ was approved by the U.S. Food and Drug Administration (FDA) in May 2014. On March 16, 2015, Endo announced the commercial availability of Natesto™.
The Company acquired the product for consideration of $56.7 million, consisting of an upfront payment of $25.0 million, prepaid inventory of $5.0 million and contingent cash consideration with an acquisition-date fair value of $26.7 million, including the impact of a measurement period adjustment recorded during the first quarter of 2015. See Note 7. Fair Value Measurements for further discussion of this contingent consideration.
The preliminary fair values of the net identifiable assets acquired totaled $56.7 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Natesto™ acquisition includes $51.7 million of developed technology to be amortized over 10 years. The net identifiable assets acquired in connection with the Natesto™ acquisition were fully written off during the third quarter of 2015. See Note 9. Goodwill and Other Intangibles for further discussion of this impairment.
The operating results of Natesto™ are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 reflect the acquisition of Natesto™, effective December 9, 2014. Our measurement period adjustments were complete for Natesto as of September 30, 2015.
Pro forma results of operations have not been presented because the effect of the Natesto™ acquisition was not material.
Auxilium Pharmaceuticals, Inc.
On January 29, 2015 (the Auxilium Acquisition Date), the Company acquired all of the outstanding shares of common stock of Auxilium in a transaction valued at $2.6 billion, as enumerated in the table below.
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
The operating results from the acquisition date of January 29, 2015 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015. The Condensed Consolidated Balance Sheet as of September 30, 2015 reflects the acquisition of Auxilium, effective January 29, 2015.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Auxilium Acquisition Date (in thousands):

	January 29, 2015 (As initially reported)	Measurement period adjustments	January 29, 2015 (As adjusted)
Cash and cash equivalents	$115,973	$—	$115,973
Accounts receivable	75,849	—	75,849
Inventories	341,900	(44,699)	297,201
Prepaid expenses and other current assets	6,687	—	6,687
Property, plant and equipment	31,500	—	31,500
Intangible assets	2,838,000	(223,700)	2,614,300
Other assets	9,285	(999)	8,286
Total identifiable assets	$3,419,194	$(269,398)	$3,149,796
Accounts payable and accrued expenses	$120,553	$14,426	$134,979
Deferred income taxes	164,379	(29,370)	135,009
Convertible debt, including equity component (1)	571,132	—	571,132
Other liabilities	171,400	(4,320)	167,080
Total liabilities assumed	$1,027,464	$(19,264)	$1,008,200
Net identifiable assets acquired	$2,391,730	$(250,134)	$2,141,596
Goodwill	177,854	250,134	427,988
Net assets acquired	$2,569,584	$—	$2,569,584
__________

(1)	As further described in Note 11. Debt, this amount consists of $304.5 million and $266.6 million, representing the debt and equity components of the Auxilium convertible notes, respectively.
The estimated fair value of the Auxilium assets acquired and liabilities assumed are provisional as of September 30, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to intangible assets, accrued expenses, deferred income taxes and income taxes payable. Accordingly, the measurement of the Auxilium assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. During the three months ended September 30, 2015, the Company recorded an additional $4.4 million loss on extinguishment of debt related to the conversion of Auxilium’s convertible debt, which occurred during the first quarter of 2015. This loss on extinguishment of debt represents differences between the fair values of the repurchased debt components and their carrying values.
The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization period (in years)
Developed Technology:
XIAFLEX®	$1,501.1	12
TESTOPEL®	584.3	15
Urology Retail	314.3	13
Other	128.9	15
Total	$2,528.6
In Process Research & Development (IPR&D):
XIAFLEX®—Cellulite	$85.7	n/a
Total	$85.7	n/a
Total other intangible assets	$2,614.3	n/a
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
The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing pharmaceutical businesses, the assembled workforce of Auxilium and other factors. Approximately $2.6 million of goodwill is expected to be deductible for income tax purposes.
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets and inventory step-up.
The Company recognized acquisition-related transaction costs associated with the Auxilium acquisition during the nine months ended September 30, 2015 totaling $23.1 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
The amounts of Auxilium Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including January 29, 2015 to September 30, 2015 are as follows (in thousands, except per share data):

Revenue	$237,807
Net loss attributable to Endo International plc (1)	$(257,597)
Basic & diluted net (loss) per share	$(1.37)
__________

(1)
Net loss attributable to Endo International plc does not include any portion of the goodwill impairment charge recorded during the three months ended September 30, 2015 since it is not possible to distinguish the amount of the charge directly attributable to Auxilium.

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Auxilium had occurred on January 1, 2014 for the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$2,218,596	$763,740	$1,998,967
Net loss attributable to Endo International plc	$(1,395,162)	$(308,003)	$(862,232)
Basic net (loss) per share	$(7.42)	$(2.01)	$(5.96)
Diluted net (loss) per share	$(7.42)	$(1.94)	$(5.53)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Auxilium to reflect factually supportable adjustments that give effect to events that are directly attributable to the Auxilium acquisition assuming the Auxilium acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $5.9 million for the three months ended September 30, 2014, and increased the expense by $1.1 million and $17.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, which increased the expense by $17.4 million for the three months ended September 30, 2014. An adjustment to the amortization expense for the nine months ended September 30, 2015 and September 30, 2014 increased the expense by $6.2 million and $52.0 million, respectively.
Acquisition of Par Pharmaceutical Holdings, Inc.
On September 25, 2015, the Company acquired Par for total consideration of $8.14 billion, including the assumption of Par debt. The consideration included 18,075,411 ordinary shares valued at $1.33 billion.

The acquisition consideration was as follows (in thousands, except for per share amounts):

Number of Endo ordinary shares issued pursuant to the Merger Agreement	18,075
Endo opening share price on September 25, 2015	$73.34
Fair value of Endo ordinary shares issued to Par stockholders (1)		$1,325,651
Cash distribution at closing (2)		4,405,146
Fair value of Par debt settled at closing		2,404,857
Total acquisition consideration		$8,135,654
__________

(1)	Amounts do not recalculate due to rounding.
(2) Amount includes transaction costs incurred by Par in connection with the acquisition.
Par is a specialty pharmaceutical company that develops, manufactures and markets, innovative and cost-effective pharmaceuticals that help improve patient quality of life. Par offers a line of high-barrier-to-entry generic drugs, while Par Specialty Pharmaceuticals provides niche, innovative brands. Par Sterile Products develops, manufactures and markets both branded and generic aseptic injectable pharmaceuticals. As a result, we believe Par’s business is highly complementary to Endo’s generic pharmaceuticals business. The Company also believes this transaction provides attractive long-term pipeline opportunities and significant financial synergies.
The operating results from Par’s acquisition date of September 25, 2015 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015. The Condensed Consolidated Balance Sheet as of September 30, 2015 reflects the acquisition of Par, effective September 25, 2015.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the Par Acquisition Date (in thousands):

September 25, 2015
Cash and cash equivalents	$215,612
Accounts and other receivables	500,108
Inventories	359,000
Prepaid expenses and other current assets	34,582
Deferred income tax assets, current	6,387
Property, plant and equipment	239,983
Intangible assets	4,762,600
Other assets	11,421
Total identifiable assets	$6,129,693
Accounts payable and accrued expenses	$548,953
Deferred income tax liabilities	1,556,111
Other liabilities	14,286
Total liabilities assumed	$2,119,350
Net identifiable assets acquired	$4,010,343
Goodwill	4,125,311
Net assets acquired	$8,135,654
The estimated fair value of the Par assets acquired and liabilities assumed are provisional as of September 30, 2015 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to property, plant and equipment, intangible assets, inventory, accrued expenses, deferred income taxes and income taxes payable. Accordingly, the measurement of the Par assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization period (in years)
Developed Technology:
VasostrictTM	$965.5	12
Aplisol®	185.1	12
Propafenone	152.6	12
Nascobal®	140.2	12
Bupropion	133.2	12
Other	1,093.3	12
Total	$2,669.9
In Process Research & Development (IPR&D):
Other	$2,092.7	n/a
Total	$2,092.7	n/a
Total other intangible assets	$4,762.6	n/a
The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing pharmaceutical businesses, the assembled workforce of Par and other factors. Approximately $33.8 million of goodwill is expected to be deductible for income tax purposes.
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets and inventory step-up.
The Company recognized acquisition-related transaction costs associated with the Par acquisition during the three and nine months ended September 30, 2015 totaling $36.3 million and $45.9 million, respectively. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
The amounts of Par Revenue and Net income attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including September 25, 2015 to September 30, 2015 are as follows (in thousands, except per share data):

Revenue	$23,413
Net loss attributable to Endo International plc	$(17,441)
Basic and diluted net (loss) per share	$(0.09)
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Par had occurred on January 1, 2014 for the three and nine ended September 30, 2015 and for the three and nine months ended September 30, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,053,654	$3,194,413	$990,233	$2,638,412
Net loss attributable to Endo International plc	$(1,043,715)	$(1,370,007)	$(310,258)	$(831,091)
Basic net (loss) per share	$(4.99)	$(7.28)	$(2.02)	$(5.75)
Diluted net (loss) per share	$(4.99)	$(7.28)	$(1.95)	$(5.33)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Par to reflect factually supportable adjustments that give effect to events that are directly attributable to the Par acquisition assuming the Par acquisition had occurred January 1, 2014. These adjustments mainly include adjustments to interest expense, and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $4.9 million and $9.0 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and increased the expense by $11.7 million and $28.7 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets, which increased the expense by $13.4 million and $11.5 million for the three months ended September 30, 2015 and September 30, 2014, respectively. An adjustment to the amortization expense for the nine months ended September 30, 2015 and September 30, 2014 increased the expense by $31.2 million and $30.7 million, respectively.
Other Acquisitions
In addition to the business combinations disclosed above, the Company has acquired the rights to commercialize developed technology assets treated as business combinations, which were not individually material. During the nine months ended September 30, 2015, the Company entered into additional business combinations for total consideration of $121.3 million, consisting of upfront payments of $14.0 million and contingent cash consideration with acquisition-date fair values of $107.3 million. The fair values of the net identifiable intangible assets acquired totaled $119.8 million.
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
U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment consists of products primarily focused in pain management through a differentiated portfolio of controlled substances and liquids that have one or more barriers to market entry, such as complex formulation, regulatory or legal challenges or difficulty in raw material sourcing. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. Additionally, in May 2014, we launched an authorized generic lidocaine patch 5% (referred to as Lidoderm® authorized generic). The U.S. Generic Pharmaceuticals segment includes products acquired in connection with the acquisition of Par.
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
The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$304,778	$240,931	$905,198	$723,643
U.S. Generic Pharmaceuticals	367,933	319,399	1,063,221	803,467
International Pharmaceuticals (1)	73,016	93,786	226,602	190,696
Total net revenues to external customers	$745,727	$654,116	$2,195,021	$1,717,806

Adjusted income from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$157,478	$130,613	$486,474	$395,446
U.S. Generic Pharmaceuticals	$177,961	$139,497	$507,507	$318,528
International Pharmaceuticals	$10,884	$27,234	$31,975	$59,131
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
There were no material revenues from external customers attributed to an individual foreign country during the three and nine months ended September 30, 2015 and 2014. There were no material tangible long-lived assets in an individual foreign country as of September 30, 2015 or December 31, 2014.

The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment adjusted income from continuing operations before income tax:	$346,323	$297,344	$1,025,956	$773,105
Corporate unallocated costs (1)	(129,684)	(96,442)	(342,260)	(246,050)
Upfront and milestone payments to partners	(9,261)	(13,448)	(14,063)	(34,953)
Asset impairment charges	(923,607)	—	(1,000,850)	—
Acquisition-related and integration items (2)	27,688	(2,732)	(51,177)	(67,619)
Separation benefits and other cost reduction initiatives (3)	(22,669)	(7,505)	(70,256)	(17,021)
Excise tax (4)	—	1,000	—	(54,300)
Amortization of intangible assets	(121,503)	(55,368)	(333,759)	(147,798)
Inventory step-up and certain excess manufacturing costs that will be eliminated pursuant to integration plans	(42,919)	(17,364)	(131,783)	(40,089)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	—	(1,992)	(1,632)	(11,307)
Loss on extinguishment of debt	(40,909)	(2,027)	(41,889)	(31,712)
Certain litigation-related charges, net	—	(3,131)	(19,875)	(7,085)
Foreign currency impact related to the remeasurement of intercompany debt instruments	5,693	5,740	23,991	5,740
Costs associated with unused financing commitments	(64,281)	—	(78,352)	—
Acceleration of Auxilium employee equity awards at closing	—	—	(37,603)	—
Charge related to the non-recoverability of certain non-trade receivables	—	—	—	(10,000)
Net gain on sale of certain early-stage drug discovery and development assets	—	150	—	4,000
Other than temporary impairment of equity investment	—	—	(18,869)	—
Charge for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014	—	(24,972)	—	(24,972)
Other, net	10,484	(160)	7,785	(161)
Total consolidated (loss) income from continuing operations before income tax	$(964,645)	$79,093	$(1,084,636)	$89,778
__________

(1)	Corporate unallocated costs include certain corporate overhead costs, interest expense, net, and certain other income and expenses.

(2)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions of $52.6 million and $134.8 million, during the three and nine months ended September 30, 2015, respectively, compared to $2.7 million and $67.6 million during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, these costs are net of a benefit due to changes in the fair value of contingent consideration of $80.3 million and $83.6 million, respectively.

(3)
Separation benefits and other cost reduction initiatives include employee separation costs of $20.8 million and $58.1 million during the three and nine months ended September 30, 2015, respectively, compared to $0.8 million and $7.6 million during the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2015, a $7.9 million charge was recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. Amounts in the comparable 2014 period primarily consisted of employee separation costs and changes in estimates related to certain cost reduction initiative accruals. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(4)	This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.

The following represents additional selected financial information for our reportable segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense:
U.S. Branded Pharmaceuticals	$3,982	$4,319	$14,603	$12,730
U.S. Generic Pharmaceuticals	4,837	4,514	14,318	12,392
International Pharmaceuticals	751	718	2,330	1,209
Corporate unallocated	1,699	2,091	5,387	6,104
Total depreciation expense	$11,269	$11,642	$36,638	$32,435

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense:
U.S. Branded Pharmaceuticals	$75,299	$18,590	$203,460	$57,052
U.S. Generic Pharmaceuticals	36,556	24,818	87,391	63,588
International Pharmaceuticals	9,648	11,960	42,908	27,158
Total amortization expense	$121,503	$55,368	$333,759	$147,798
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

Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the fair value hierarchy, as defined above. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.
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
Loans Receivable
Our loans receivable at September 30, 2015 relate primarily to loans totaling $15.2 million to our joint venture investment owned through our Litha subsidiary. The joint venture investment is further described below. The majority of this amount is secured by certain of the assets of our joint venture. The fair values of these loans were based on anticipated cash flows, which approximate the carrying amount, and were classified in Level 2 measurements in the fair value hierarchy. These loans are included in Other assets in our Condensed Consolidated Balance Sheets.
Equity and Cost Method Investments
As of September 30, 2015, we have various investments that we account for using the equity or cost method of accounting totaling $16.6 million, including a joint venture investment owned through our Litha subsidiary. During the three months ended June 30, 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value. To estimate the fair value of this joint venture investment we relied primarily on a market approach based on the terms of the recently announced divestiture of that investment. With respect to our other equity or cost method investments, which are included in Other Assets in our Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, the Company did not recognize any other-than-temporary impairments. We considered various factors, including the operating results of our equity method investments and the lack of an unrealized loss position on our cost method investments.
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
Voltaren® Gel Royalties due to Novartis
The initial fair value of the Minimum Voltaren® Gel royalties due to Novartis were determined using an income approach (present value technique) taking into consideration the level and timing of expected cash flows and an assumed discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The liability is currently being accreted up to the expected minimum payments, less payments made to date. We believe the carrying amount of this minimum royalty guarantee at September 30, 2015 and December 31, 2014 represents a reasonable approximation of the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accordingly, the carrying value approximates fair value as of September 30, 2015 and December 31, 2014.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$216,478	$—	$—	$216,478
Equity securities	4,238	—	—	4,238
Total	$220,716	$—	$—	$220,716
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$50,252	$50,252
Acquisition-related contingent consideration—long-term	—	—	92,071	92,071
Total	$—	$—	$142,323	$142,323

At September 30, 2015, money market funds include $65.3 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.

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
Acquisition-Related Contingent Consideration
On November 30, 2010 (the Qualitest Pharmaceuticals Acquisition Date), the Company acquired Generics International (US Parent), Inc. (doing business as Qualitest Pharmaceuticals), which was party to an asset purchase agreement with Teva Pharmaceutical Industries Ltd (Teva) (the Teva Agreement). Pursuant to the Teva Agreement, Qualitest Pharmaceuticals purchased certain pipeline generic products from Teva and could be obligated to pay consideration to Teva upon the achievement of certain future regulatory milestones (the Teva Contingent Consideration). The current range of the undiscounted amounts the Company could be obligated to pay in future periods under the Teva Agreement is between zero and $5.0 million after giving effect to payments made to date. The fair value of the contractual obligation to pay the Teva Contingent Consideration was determined to be $1.2 million at September 30, 2015 and $5.2 million at December 31, 2014. The decrease in the balance primarily relates to first and third quarter 2015 payments of $2.5 million each related to the achievement of certain regulatory milestones, partially offset by an increase due to certain regulatory conditions impacting the commercial potential of related products.
During the second quarter of 2014, in connection with the Company’s acquisition of Sumavel®, we entered into an agreement to make contingent cash consideration payments to the former owner of Sumavel® of between zero and $20.0 million (the Sumavel® Contingent Consideration), based on certain factors relating primarily to the financial performance of Sumavel®. At the acquisition date, we estimated the fair value of this obligation to be $4.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Sumavel® Contingent Consideration was determined to be approximately $0.6 million at September 30, 2015 and $4.7 million at December 31, 2014. The change in the balance primarily relates to certain market conditions impacting the commercial potential of the product.
In connection with our acquisition of DAVA, we agreed to make cash consideration payments of up to $25.0 million (the DAVA Contingent Consideration) contingent on the achievement of certain sales-based milestones. At the DAVA acquisition date, we estimated the fair value of this obligation to be $5.1 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the DAVA Contingent Consideration was determined to be zero at September 30, 2015 and $5.1 million at December 31, 2014. The change in the balance relates to certain market conditions impacting the commercial potential of related products.
In connection with the acquisition of Natesto™, we entered into an agreement to make contingent cash consideration payments to the former owners of Natesto™ based on certain potential clinical and commercial milestones of up to $165.0 million as well as royalties based on a percentage of potential future sales of Natesto™ (the Natesto™ Contingent Consideration). As of the Natesto acquisition date, Endo estimated the fair value of this obligation to be $31.0 million based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the contractual obligation to pay the Natesto™ Contingent Consideration was determined to be $6.8 million at September 30, 2015 and $31.0 million at December 31, 2014. The decrease in the balance primarily relates to certain market conditions impacting the commercial potential of the related product and a measurement period adjustment of $4.3 million to reduce the obligation.
On January 29, 2015, we acquired Auxilium, which is party to an agreement pursuant to which it could be obligated to make certain contingent cash consideration payments (the Actient Contingent Consideration). These payments relate primarily to potential sales-based royalties on edex® and TESTOPEL®, which Auxilium had previously acquired in connection with its 2013 acquisition of Actient Pharmaceuticals, LLC (Actient). As of the Auxilium acquisition date, Endo estimated the fair value of the Actient Contingent

Consideration to be $46.8 million. The fair value was estimated based on a probability-weighted discounted cash flow model (income approach). The fair value of the Actient Contingent Consideration was determined to be $27.7 million at September 30, 2015. The change in the balance primarily relates to certain market conditions impacting the commercial potential of the related products, 2015 payments of $5.3 million related to sales-based royalties and a measurement period adjustment of $3.9 million to reduce the obligation.
Auxilium is also party to an agreement with VIVUS, Inc. (VIVUS) to make contingent cash consideration payments consisting of royalties based on a percentage of net sales of STENDRA® as well as sales-based milestones of up to approximately $260 million (the STENDRA® Contingent Consideration). On January 29, 2015, the date Endo acquired Auxilium, Endo estimated the fair value of the STENDRA® Contingent Consideration to be $59.6 million. The fair value was estimated based on a probability-weighted discounted cash flow model (income approach). Using this valuation technique, the fair value of the STENDRA® Contingent Consideration was determined to be $5.6 million at September 30, 2015. The change in the balance primarily relates to certain market conditions impacting the commercial potential of the related product, 2015 payments of $1.3 million related to sales-based royalties and a measurement period adjustment of $2.5 million to reduce the obligation.
In connection with the acquisition of the exclusive license rights of certain products, we entered into agreements to make contingent cash consideration payments based on certain operational and commercial milestones, as well as payments based on a percentage of profits realized on the licensed products. At the acquisition date, we estimated the fair value of these obligations to be $108.0 million based on a probability-weighted discounted cash flow models (income approach). Using this valuation technique, the fair value of the contractual obligations to pay the contingent consideration was determined to be $100.4 million at September 30, 2015. The decrease in the balance primarily relates to 2015 payments of $10.1 million related to the achievement of certain commercial milestones, currency translation adjustment of $1.2 million and sales-based royalties and a measurement period adjustment of $0.9 million to reduce the obligations, partially offset by certain market conditions impacting the commercial potential of related products.
The fair values of contingent consideration amounts above were estimated based on assumptions and projections relevant to revenues and a discounted cash flow model using risk-adjusted discount rates ranging from 3.0% to 23.5%. The Company assesses these assumptions on an ongoing basis as additional information impacting the assumptions is obtained.
Amounts recorded for the short-term and long-term portions of acquisition related contingent consideration are included in Accrued expenses and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning of period	$189,082	$8,503	$46,005	$4,747
Amounts acquired	47,900	4,800	214,435	8,500
Amounts settled	(13,094)	—	(21,668)	—
Transfers (in) and/or out of Level 3	—	—	—	—
Measurement period adjustments	(78)	—	(11,634)	—
Changes in fair value recorded in earnings	(80,277)	14	(83,605)	70
Effect of currency translation	(1,210)	—	(1,210)	—
End of period	$142,323	$13,317	$142,323	$13,317
Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in the Condensed Consolidated Statements of Operations as Acquisition-related and integration items.

The following is a summary of available-for-sale securities held by the Company at September 30, 2015 and December 31, 2014 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2015
Money market funds	$216,478	$—	$—	$216,478
Total included in cash and cash equivalents	$151,203	$—	$—	$151,203
Total included in restricted cash and cash equivalents	$65,275	$—	$—	$65,275
Equity securities	$805	$—	$(37)	$768
Total other short-term available-for-sale securities	$805	$—	$(37)	$768
Equity securities	$1,766	$1,704	$—	$3,470
Long-term available-for-sale securities	$1,766	$1,704	$—	$3,470

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2014
Money market funds	$279,327	$—	$—	$279,327
Total included in cash and cash equivalents	$154,959	$—	$—	$154,959
Total included in restricted cash and cash equivalents	$124,368	$—	$—	$124,368
Equity securities	$805	$10	$—	$815
Total other short-term available-for-sale securities	$805	$10	$—	$815
Equity securities	$1,766	$—	$(260)	$1,506
Long-term available-for-sale securities	$1,766	$—	$(260)	$1,506
Nonrecurring Fair Value Measurements
The Company’s financial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total (Expense) Income for the Nine Months Ended September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Auxilium leasehold improvements (Note 4)	$—	$—	$—	$(7,000)
Endo equity investment	—	—	10,469	(18,869)
Certain U.S. Branded Pharmaceuticals intangible assets (Note 9)	—	—	59,354	(160,000)
Certain U.S. Generic Pharmaceuticals intangible assets (Note 9)	—	—	38,968	(142,609)
Certain International Pharmaceuticals intangible assets (Note 9)	—	—	3,903	(10,581)
Certain U.S. Branded Pharmaceuticals goodwill (Note 9)	—	—	165,300	(680,000)
Total	$—	$—	$277,994	$(1,019,059)
There were no impairments during the nine months ended September 30, 2014.

NOTE 8. INVENTORIES
Inventories consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Raw materials (1)	$222,467	$118,432
Work-in-process (1)	181,068	43,290
Finished goods (1)	543,115	261,599
Total	$946,650	$423,321
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory acquired in January 2015, is classified as long-term inventory and is not included in the table above. At September 30, 2015, $28.8 million of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total Consolidated
Balance as of December 31, 2014:
Goodwill	$1,131,932	$1,071,637	$696,018	$2,899,587
	$1,131,932	$1,071,637	$696,018	$2,899,587
Goodwill acquired during the period	427,988	4,107,977	1,153	4,537,118
Effect of currency translation	—	—	(89,537)	(89,537)
Goodwill impairment charges	(680,000)	—	—	(680,000)
Balance as of September 30, 2015:
Goodwill	1,559,920	5,179,614	607,634	7,347,168
Accumulated impairment losses	(680,000)	—	—	(680,000)
	$879,920	$5,179,614	$607,634	$6,667,168

Other Intangible Assets
The following is a summary of other intangibles held by the Company at September 30, 2015 and December 31, 2014 (in thousands):

Cost basis:	Balance as of December 31, 2014	Acquisitions (1)	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of September 30, 2015
Indefinite-lived intangibles:
In-process research and development	$184,598	$2,178,400	$(17,774)	$(26,311)	$(9,999)	$2,308,914
Total indefinite-lived intangibles	$184,598	$2,178,400	$(17,774)	$(26,311)	$(9,999)	$2,308,914
Definite-lived intangibles:
Licenses (weighted average life of 10 years)	$664,367	$—	$—	$—	$—	$664,367
Tradenames (weighted average life of 12 years)	21,315	—	(13,591)	—	(168)	7,556
Developed technology (weighted average life of 13 years)	2,243,215	5,319,514	(281,825)	20,848	(87,852)	7,213,900
Total definite-lived intangibles (weighted average life of 12 years)	$2,928,897	$5,319,514	$(295,416)	$20,848	$(88,020)	$7,885,823
Total other intangibles	$3,113,495	$7,497,914	$(313,190)	$(5,463)	$(98,019)	$10,194,737

Accumulated amortization:	Balance as of December 31, 2014	Amortization	Impairments	Other	Effect of Currency Translation	Balance as of September 30, 2015
Indefinite-lived intangibles:
In-process research and development	$—	$—	$—	$—	$—	$—
Total indefinite-lived intangibles	$—	$—	$—	$—	$—	$—
Definite-lived intangibles:
Licenses	$(426,413)	$(59,147)	$—	$—	$—	$(485,560)
Tradenames	(5,462)	(1,073)	—	—	12	(6,523)
Developed technology	(348,427)	(273,539)	—	—	7,515	(614,451)
Total definite-lived intangibles	$(780,302)	$(333,759)	$—	$—	$7,527	$(1,106,534)
Total other intangibles	$(780,302)	$(333,759)	$—	$—	$7,527	$(1,106,534)
Net other intangibles	$2,333,193					$9,088,203
__________

(1)	Includes intangible assets acquired primarily in connection with the acquisitions of Par, Auxilium and other acquisitions. See Note 5. Acquisitions for further information.
(2) Includes the impairment of certain intangible assets of our U.S. Branded Pharmaceuticals, U.S. Generic Pharmaceuticals and International Pharmaceuticals segments.

(3)
During the nine months ended September 30, 2015, certain IPR&D assets totaling $26.3 million were put into service, partially offset by a reduction of $5.5 million relating to measurement period adjustments to certain intangible assets acquired in 2014. See Note 5. Acquisitions for further information on measurement period adjustments.

Amortization expense for the three and nine months ended September 30, 2015 totaled $121.5 million and $333.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2014 totaled $55.4 million and $147.8 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2014 is as follows (in thousands):

2015	$515,135
2016	$649,307
2017	$624,313
2018	$599,801
2019	$586,652

Changes in the gross carrying amount of our other intangibles for the nine months ended September 30, 2015 were as follows (in thousands):

Gross Carrying Amount
December 31, 2014	$3,113,495
Auxilium acquisition	2,614,300
Par acquisition	4,762,400
Other acquisitions	121,214
Impairment of certain U.S. Branded Pharmaceuticals intangible assets	(160,000)
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(142,609)
Impairment of certain International Pharmaceuticals intangible assets	(10,581)
Measurement period adjustments relating to acquisitions closed during 2014	(5,463)
Effect of currency translation	(98,019)
September 30, 2015	$10,194,737
Goodwill and Intangible Asset Impairments
A sustained downturn in the short-acting testosterone replacement therapy (TRT) market has caused underperformance across several of our TRT products, including Testim® and Natesto™. In addition, we have also experienced underperformance with respect to STENDRA®. As a result of this underperformance and a re-alignment of investment priorities towards higher growth and higher value assets such as XIAFLEX® and Belbuca™, the Company concluded during the quarter that an impairment assessment was required to evaluate the recoverability of certain definite-lived intangible assets associated with these products. After performing this assessment, we recorded a pre-tax, non-cash impairment charge of approximately $152.0 million, representing a full impairment of our Natesto™ intangible asset and a partial impairment of our Testim® and STENDRA® intangible assets.
In addition to the above impairments, the Company identified impairment indicators on certain other indefinite and definite-lived intangible assets based on third quarter decisions to reallocate certain product portfolios and in-process research and development programs primarily across our legacy Generics business. This assessment resulted in a combined pre-tax, non-cash impairment charge of approximately $90.9 million, representing the difference between the carrying amount of the intangible assets and their estimated fair value at September 30, 2015.
Given the results of our intangible asset assessment across STENDRA® and certain TRT products, the Company initiated an interim goodwill impairment analysis of our Urology, Endocrinology and Oncology (UEO) reporting unit as of September 30, 2015. As a result of this interim analysis, the Company determined that the net book value of our UEO reporting unit exceeded its estimated fair value. The Company has prepared this analysis on a preliminary basis to estimate the amount of a provisional impairment charge as of September 30, 2015, and has determined that an impairment is probable and reasonably estimable. The preliminary fair value assessments were performed by the Company taking into consideration a number of factors, based upon the latest available information, including the preliminary results of a hypothetical purchase price allocation. As a result of the preliminary analysis, during the three months ended September 30, 2015, the Company recorded a provisional pre-tax, non-cash impairment charge of $680.0 million in the Condensed Consolidated Statements of Operations, representing the difference between the estimated implied fair value of the UEO reporting unit’s goodwill and its respective net book value. The Company expects to finalize the impairment analysis in the fourth quarter of 2015 and the Company will adjust higher or lower, if necessary, the estimated impairment charge at that time. As of September 30, 2015, the remaining balance of goodwill for the UEO reporting unit was approximately $165.3 million.
We estimated the fair value of our intangible assets and UEO reporting units through an income approach using discounted cash flow models. Our discounted cash flow models are highly reliant on various assumptions, such as estimates of future cash flows (including long-term growth rates and the variations in the amount and timing of such cash flows), discount rates, and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows for our interim goodwill and intangible asset impairment tests ranged from 9.5% to 13.5%, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.

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
Commercial Products
Novartis AG and Novartis Consumer Health, Inc./Sandoz, Inc.
EPI is party to a License and Supply Agreement (the Voltaren® Gel Agreement) with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) to obtain the exclusive U.S. marketing rights for the prescription medicine Voltaren® Gel (Voltaren® Gel or the Licensed Product). Voltaren® Gel royalties incurred during the nine months ended September 30, 2015 and 2014 were $22.5 million and $22.5 million, respectively, representing minimum royalties pursuant to the Voltaren® Gel Agreement.
EPI is required to incur a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of the Licensed Product, which may be reduced under certain circumstances including Novartis’s failure to supply the Licensed Product. During the period beginning on July 1, 2013 and extending through June 30, 2014, EPI agreed to spend $5.9 million on A&P Expenditures. During the period beginning on July 1, 2014 and extending through June 30, 2015, EPI agreed to spend $8.4 million on A&P Expenditures. In subsequent Agreement Years, the minimum A&P Expenditures set forth in the Voltaren® Gel Agreement are determined based on a percentage of net sales of Voltaren® Gel, which may be reduced under certain circumstances, including Novartis’s failure to supply Voltaren® Gel. Amounts incurred for such A&P Expenditures were $3.3 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively. Effective March 1, 2015, Novartis Consumer Health, Inc. assigned the Voltaren Gel Agreement to its affiliate, Sandoz, Inc.
BioSpecifics Technologies Corp.
The Company, through an affiliate, is party to a development and license agreement, as amended (the BioSpecifics Agreement) with BioSpecifics Technologies Corp. (BioSpecifics). The BioSpecifics Agreement was originally entered into by Auxilium in June 2004 to obtain exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme, which we refer to as XIAFLEX® (Xiapex® in the European Union). The licensed rights concern the development and commercialization of products for the treatment of Dupuytren’s contracture (DC), Peyronie’s Disease (PD), Adhesive Capsulitis (aka, Frozen Shoulder syndrome), cellulite, and canine lipoma, but specifically excluding, dermal formulations labeled for topical administration. The Company, through an affiliate, may further expand the BioSpecifics Agreement, at our option, to cover other indications as they are developed by the Company and its affiliates or BioSpecifics.
The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or twelve years. Either party may terminate the BioSpecifics Agreement as a result of the other party’s breach or bankruptcy. We may terminate the BioSpecifics Agreement with 90 days’ written notice.
Under the BioSpecifics Agreement, we are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.
We must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales by the Company or its sublicensees, including Actelion Pharmaceuticals Ltd (Actelion), Asahi Kasei Pharma Corporation (Asahi Kasei) and Swedish Orphan Biovitrum AB (Sobi). We are also obligated to pay a percentage of any future regulatory or commercial milestone payments received from such sublicensees. In addition, the Company and its affiliates pays BioSpecifics an amount equal to a specified mark-up on the cost of goods related to supply of XIAFLEX® (which mark-up is capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX® for the applicable country) for products sold by the Company and its affiliates or its sublicensees.
XIAFLEX® and XIAPEX® Out-license Agreements
Our Endo Ventures Limited subsidiary is party to certain out-licensing agreements with Actelion, Asahi Kasei and Sobi (the XIAFLEX® Sublicensees), pursuant to which the XIAFLEX® Sublicensees have marketing, development and/or commercial rights for XIAFLEX® and XIAPEX® (the European Union trade name for XIAFLEX®) in a variety of countries outside of the U.S.
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

Under the Actelion and Sobi agreements, the Company, through its affiliates, is entitled to receive royalties based on net sales of the licensed product by the XIAFLEX® Sublicensees. These royalties are tiered as follows:

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
The Japanese Ministry of Health, Labour and Welfare (MHLW) approved XIAFLEX® for manufacturing and marketing in Japan on July 3, 2015 for the indication of Dupuytren's contracture with a palpable cord and was subsequently listed on the Japanese National Health Insurance drug price standard on August 31, 2015. The Company’s partner, Asahi Kasei Pharma Corporation, commercially launched the product in Japan in September 2015. Under the terms of the Asahi Kasei agreement, Endo received a $20.0 million gross milestone payment in October 2015 as a result of the first commercial sale of XIAFLEX® in Japan. The Company will recognize the $20.0 million of milestone revenue on a straight-line basis over the remaining term of the license agreement.
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
BioDelivery Sciences International, Inc.
EPI is party to a worldwide license and development agreement (the BioDelivery Agreement) with BioDelivery Sciences International, Inc. (BioDelivery) for the exclusive rights to develop and commercialize Belbuca™ (buprenorphine HCl) Buccal Film. The drug is a transmucosal form of buprenorphine, a partial mu-opiate receptor agonist, which incorporates a bioerodible mucoadhesive (BEMA®) technology. The NDA for Belbuca™ was submitted in December 2014 and accepted by the U.S. Food and

Drug Administration (FDA) in February 2015. On October 23, 2015, the FDA approved Belbuca™ for the management of severe pain.
During each of the first, second and fourth quarters of 2014, $10.0 million of milestones were incurred related to the achievement of certain clinical milestones, resulting in a total of $30.0 million recorded as Research and development expense during 2014. As a result of the FDA approval of Belbuca™, EPI is obligated to pay a final regulatory milestone of $50.0 million, which is expected to occur during the fourth quarter of 2015. In addition, EPI will pay royalties based on net sales of the drug and could be obligated to pay additional commercial milestones of up to $55.0 million.
Products in Development
BioSpecifics Technologies Corp.
As disclosed above, the Company, through an affiliate, is party to a development and license agreement, as amended, with BioSpecifics to obtain exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ collagenase clostridium histolyticum enzyme (CCH), which we refer to as XIAFLEX®. The Company is responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.
Following the completion of a Phase 2a study by Auxilium in July 2014 and a subsequent FDA advice meeting in December 2014 regarding the cellulite indication, the Company plans to initiate a Phase 2b study which incorporates feedback obtained from the December 2014 FDA meeting.  In March 2015 the Company completed a XIAFLEX® Phase II trial for a Frozen Shoulder syndrome indication. The study for the Frozen Shoulder syndrome indication did not meet its prospective defined primary or secondary efficacy endpoints, primarily as a consequence of an unexpected marked placebo response. The safety profile was as previously seen, with the majority of the adverse events being mild to moderate, transient and related to the local administration of XIAFLEX®. The Company is currently conducting additional analyses to determine the path forward for continued progression in this indication.
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

NOTE 11. DEBT
The following table presents the carrying amounts and estimated fair values of the Company’s total indebtedness at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
1.75% Convertible Senior Subordinated Notes due 2015	$—		$98,818
Unamortized discount on 1.75% Convertible Senior Subordinated Notes due 2015	—		(1,759)
1.75% Convertible Senior Subordinated Notes due 2015, net	$—	$—	$97,059	$98,317
7.00% Senior Notes due 2019	—	—	499,875	522,813
7.00% Senior Notes due 2020	400,000		400,000
Unamortized initial purchaser’s discount	(2,136)		(2,338)
7.00% Senior Notes due 2020, net	$397,864	415,500	$397,662	422,250
7.25% Senior Notes due 2022	400,000	422,500	400,000	429,278
5.75% Senior Notes due 2022	700,000	694,313	700,000	707,000
5.375% Senior Notes due 2023	750,000	720,000	750,000	735,469
6.00% Senior Notes due 2023	1,635,000	1,611,497	—	—
6.00% Senior Notes due 2025	1,200,000	1,171,500	—	—
Term Loan A Facility Due 2019	1,031,250		1,069,063
Unamortized initial purchaser’s discount	(2,524)		—
Term Loan A Facility Due 2019, net	$1,028,726	1,026,713	$1,069,063	1,062,889
Term Loan B Facility Due 2021	2,800,000		421,812
Unamortized initial purchaser’s discount	(7,000)		—
Term Loan B Facility Due 2021, net	$2,793,000	2,796,360	$421,812	409,685
Mandatorily Redeemable Preferred Stock Outstanding Due 2035	60,000	60,000	—	—
Other debt	14,739	15,200	22,822	22,886
Total long-term debt, net	$8,979,329	$8,933,583	$4,358,293	$4,410,587
Less current portion, net	89,835	89,835	155,937	154,226
Total long-term debt, less current portion, net	$8,889,494	$8,843,748	$4,202,356	$4,256,361
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
Credit Facility
Upon closing of the Paladin acquisition on February 28, 2014, certain subsidiaries of the Company entered into a credit agreement (the 2014 Credit Agreement) with Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing bank and swingline lender and certain other lenders, which provided for a five-year senior secured term loan A facility in an aggregate principal amount of $1.1 billion (the 2014 Term Loan A Facility), a seven-year senior secured term loan B facility in an aggregate principal amount of $425.0 million (the 2014 Term Loan B Facility), and a five-year revolving credit facility in an aggregate principal amount of $750.0 million (the 2014 Revolving Credit Facility). The 2014 Credit Agreement was entered into to refinance certain of our existing indebtedness, including our prior credit facility, and for general corporate purposes, including acquisitions.
In June 2015, certain subsidiaries of the Company entered into Amendment No. 1 to Credit Agreement (Amendment No. 1), with Deutsche Bank and certain other lenders, pursuant to which we amended the 2014 Credit Agreement to, among other things, (i) permit the acquisition by Endo Designated Activity Company, formerly known as Endo Limited (Endo DAC) or its affiliates of Par and (ii) permit an incremental revolving facility in an aggregate principal amount of $250.0 million (the Incremental Revolving Facility), and one or more incremental term B loan facilities in an aggregate principal amount up to $5.0 billion, in each case, in connection with the Par acquisition. Loans incurred under the 2014 Term Loan A Facility, the 2014 Term Loan B Facility and the Incremental Term Loan B Facility (as defined below) are recorded net of the unamortized portion of the original purchaser’s discount. This discount is amortized to interest expense over the term of the Amended Credit Agreement (as defined below).
Simultaneously with the closing of the Par acquisition, on September 25, 2015, we entered into the Incremental Amendment to Credit Agreement, with Deutsche Bank and certain other lenders (the Incremental Amendment), pursuant to which we (i) increased our revolving capacity to $1,000.0 million pursuant to the Incremental Revolving Facility (ii) incurred an incremental term loan B facility (the Incremental Term Loan B Facility) in an aggregate principal amount of $2,800 million (together with the Incremental Revolving Facility, the Par Incremental Facilities) and (iii) repaid in full the amount outstanding under the 2014 Term Loan B Facility. We refer to the 2014 Credit Agreement, as amended by Amendment No. 1 and the Incremental Amendment, and as further amended, restated, supplemented or otherwise modified, as the Amended Credit Agreement. We have $998.1 million of remaining credit available through credit facilities as of September 30, 2015.
In connection with the Incremental Revolving Facility and the Incremental Term Loan B Facility, we incurred new debt issuance costs of approximately $125.1 million, of which $59.0 million was deferred and will be amortized as interest expense over the term of the Incremental Revolving Facility and the Incremental Term Loan B Facility. The remaining $66.1 million and previously deferred debt issuance costs of $7.9 million associated with the original Term Loan B Facility were charged to expense. These expenses were included in the Condensed Consolidated Statements of Operations as Other Expense (Income), Net and Loss on extinguishment of debt, respectively.
In addition to the Incremental Revolving Facility and the Incremental Term Loan B Facility, the Amended Credit Agreement also permits us to obtain (i) incremental revolving and/or term loan commitments of $1.0 billion plus (ii) an unlimited amount of incremental revolving and/or term loan commitments if the Secured Leverage Ratio (as defined in the Amended Credit Agreement), at the time of incurrence of such incremental commitments and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00 (assuming for purposes of such calculation that any incremental revolving commitments incurred at the time of such calculation are fully drawn and without netting cash proceeds of any incremental facilities or, in lieu of loans under any incremental facilities, pari passu or junior secured or unsecured notes or junior secured term loans) from one or more of the existing lenders (or their affiliates) or other lenders (with the consent of the administrative agent) and, subject to compliance by the borrowers with the documentation and other requirements under the Amended Credit Agreement, without the need for consent from any of the existing lenders under the Amended Credit Agreement (other than those existing lenders that have agreed to provide such incremental facilities).
The Amended Credit Agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of September 30, 2015, we were in compliance with all such covenants.
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
As further described in Note 5. Acquisitions, and as a result of the variability in the number of ordinary shares to be issued, the Auxilium Notes were initially recorded at their estimated fair value of $571.1 million upon the acquisition of Auxilium. In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability and equity components of the Auxilium Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to our ability to settle the Auxilium Notes in a combination of cash and ordinary shares, with $304.5 million allocated to debt and $266.6 million allocated to Additional paid-in capital. The fair value of the liability component was determined using a discounted cash flow model with a discount rate consistent with that of a similar liability that does not have an associated convertible feature, based on comparable market transactions. Fair value of the equity component was determined using an integrated lattice valuation, which incorporates the conversion option and assumptions related to default.
Subsequent to the closing of the acquisition on January 29, 2015, during the first quarter of 2015, holders of the Auxilium Notes converted substantially all of the Auxilium Notes and received aggregate consideration consisting of $148.9 million of cash and 5.2 million ordinary shares valued at $408.6 million. The value of the ordinary shares issued resulted in an increase to Additional paid-in capital of $408.6 million. In connection with these conversions, we charged $5.4 million to expense, representing the differences between the fair value of the repurchased debt components and their carrying amounts. The expense was included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt. Additionally, we recorded a combined decrease to Additional paid-in capital in the amount of $247.4 million during the first quarter of 2015, representing the fair value of the equity component of the repurchased Auxilium Notes.
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
6.00% Senior Notes Due 2023
In July 2015, the Issuers issued $1.64 billion in aggregate principal amount of 6.00% senior notes due July 2023 (the 2023 Notes). The 2023 Notes were issued in a private offering for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In connection with the 2023 Notes issuance, we incurred new debt issuance costs of approximately $29.1 million, which were deferred and are being amortized as interest expense over the term of the 2023 Notes.
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

Redemption of 2019 Senior Notes
In July 2015, the Company’s wholly-owned subsidiaries, Endo Finance LLC and Endo Finco Inc., redeemed all $481.9 million aggregate principal amount outstanding of their 7.00% Senior Notes due 2019 (2019 Endo Finance Notes) and the Company’s wholly-owned subsidiary, EHSI, redeemed all $18.0 million aggregate principal amount outstanding of its 7.00% Senior Notes due 2019 (2019 EHSI Notes). The aggregate redemption price included a redemption fee of $17.5 million, or 3.5% of the aggregate principal amount of the 2019 Endo Finance Notes and the 2019 EHSI Notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the redemption, we expensed the previously deferred debt issuance costs of $11.1 million and the redemption fee of $17.5 million. These expenses totaled $28.6 million and were included in the Condensed Consolidated Statements of Operations as a Loss on extinguishment of debt.

Mandatorily Redeemable Preferred Stock due 2035
In conjunction with the sale of the Men’s Health and Prostate Health component of AMS to Boston Scientific Corporation, Boston Scientific Corporation purchased 60,000 shares of mandatorily redeemable Series B Senior Preferred Stock issued by AMSH from EPI.  The aggregate purchase price of these shares was $60.0 million.  The Series B Senior Preferred Stock, of which there are 100,000 authorized shares, is non-voting. All of the voting shares were retained by Endo. The Company has classified the Series B Senior Preferred Stock as a liability in accordance with FASB ASC Topic No. 480, “Distinguishing Liabilities from Equity”, which states that mandatorily redeemable financial instruments should be classified as liabilities and the related dividend payments and amortization of issuance costs are treated as a component of interest expense in the accompanying Condensed Consolidated Statements of Operations.
The Series B Senior Preferred Stock has a $0.001 par value and a liquidation preference of, collectively, $1,000 per share plus an amount equal to accrued and unpaid dividends and distributions thereon (whether or not declared) to the date of such payment. Payment of the full liquidation preference to holders of the Series B Senior Preferred Stock constitutes a redemption of the Series B Senior Preferred Stock. The holder of the shares shall be entitled to cumulative cash dividends at a per annum rate of 7.25% of the liquidation preference, increasing 0.25% per year starting January 1, 2018 up to 11.50%.  The holder of these shares shall have no voting, information or governance rights except as required by law.  The holder of the shares shall have no right to convert the shares into any other security.  Any shares remaining outstanding on February 1, 2035 are mandatorily redeemable, in cash, for the liquidation preference.
While the preferred stock remains outstanding, AMS will be subject to certain affirmative and negative covenants, including an obligation to maintain assets in excess of the liquidation preference of the preferred stock, and restrictions on the sale of assets and the incurrence of certain indebtedness.
Accrued dividends and amortization of issuance costs totaling $1.0 million during the three months ending September 30, 2015 are included in interest expense in the accompanying Condensed Consolidated Statements of Operations.
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
Teikoku Seiyaku Co., Ltd.
Under the terms of EPI's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), during the nine months ended September 30, 2015 and 2014, we recorded $10.8 million and $13.5 million of royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At September 30, 2015, $4.3 million was recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
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
Grünenthal GmbH
Pursuant to the terms of EPI’s December 2007 License, Development and Supply Agreement with Grünenthal, EPI made payments to Grünenthal during the nine months ended September 30, 2015 and 2014 totaling $21.0 million and $24.6 million, respectively. These payments are originally recorded in inventory, and upon sale are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
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
VIVUS, Inc.
Our Auxilium subsidiary is party to a commercial supply agreement (the STENDRA® Supply Agreement) with VIVUS. Under the STENDRA® Supply Agreement, VIVUS is the exclusive supplier to Auxilium for STENDRA® and manufactures STENDRA®, directly or through one or more third party subcontractors. The Company pays to VIVUS its manufacturing cost plus a certain percentage mark up for each unit of STENDRA®. For 2015 and each subsequent year during the term, should Auxilium fail to purchase an agreed minimum amount of the product from VIVUS, it will reimburse VIVUS for the shortfall as it relates to VIVUS’s out-of-pocket costs to acquire certain raw materials needed to manufacture STENDRA®.
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
Amounts purchased under the STENDRA® Supply Agreement during the period from January 29, 2015 to September 30, 2015 totaled $16.6 million. These payments are originally recorded in inventory, and upon sale are recorded in Cost of revenues in our Condensed Consolidated Financial Statements.
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
As of September 30, 2015, the Company’s reserve for loss contingencies totaled $1.47 billion, of which $1.40 billion relates to the Company’s product liability accrual for vaginal mesh cases. During 2014, the Company announced that it had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by the Company’s AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although the Company believes there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
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
As of September 30, 2015, AMS and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 46,600 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times from June 14, 2013 through September 30, 2015, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by the Company or AMS. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of Qualified Settlement Funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm. If certain participation thresholds are not met, then AMS will have the right to terminate the settlement with that law firm. In addition, one agreement gives AMS a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in Qualified Settlement Funds are included in Restricted cash and cash equivalents in the September 30, 2015 Condensed Consolidated Balance Sheets.
Charges related to vaginal mesh product liability are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations. Our estimated liability includes a reduction factor applied to the maximum number of potentially eligible claims resulting in a liability that is lower than the maximum payouts under the MSAs. This reduction factor is based on our estimate of likely duplicative claims and claims that will not ultimately obtain recovery under the Company’s MSAs or otherwise. As previously disclosed, the reduction factor remains at approximately 18% of the aggregate contractual obligations under the MSAs. The Company and AMS expect that valid claims under the MSAs will continue to be settled. However, the Company and AMS intend to vigorously contest pending and future claims that are invalid or in excess of the maximum claim amounts under the MSAs. The Company and AMS are also aware of a substantial number of additional claims or potential claims, some of which may be invalid or contested, for which the Company lacks sufficient information to determine whether any potential liability is probable, and such claims have not been included in the Company’s product liability accrual. As of the date of this report, the Company believes that the current product liability accrual includes all known claims for which liability is probable and estimable. However, it is currently not possible to determine the validity or outcome of any additional or potential claims and such claims may result in additional losses that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. The Company will continue to monitor the situation, including with respect to any additional claims of which the Company may later become aware, and, if appropriate, make further adjustments to the applicable reduction factor and product liability accrual based on new information.
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

The following table presents the changes in the vaginal mesh Qualified Settlement Funds and product liability balance during the nine months ended September 30, 2015 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2014	$485,229	$1,655,195
Additional charges	—	273,752
Cash distributions to Qualified Settlement Funds	526,785	—
Cash distributions to settle disputes from Qualified Settlement Funds	(509,563)	(509,563)
Cash distributions to settle disputes	—	(16,312)
Balance as of September 30, 2015	$502,451	$1,403,072
As of September 30, 2015, the entire liability is classified as short-term because the combination of amounts that could be released from the Qualified Settlement Funds in the next twelve months plus the contractual maximum payments under the MSAs in the next twelve months is greater than the total balance.
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
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries. As of November 2, 2015, approximately 644 MCP cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company or certain of its subsidiaries.
In 2014, the Company and its subsidiaries reached an agreement with certain plaintiffs’ counsel to resolve substantially all of these pending MCP cases, and a Master Settlement Agreement (MSA) was executed in October 2015. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company or any of its subsidiaries. An essential element of these settlements will be participation by the majority of plaintiffs involved in pending litigation. If certain participation thresholds are not met, the Company will have the right to terminate the agreements.
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
Propoxyphene Cases. Qualitest and, in certain cases, the Company or certain of its subsidiaries, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits originally filed in various federal and state courts alleging personal injury resulting from the use of prescription pain medicines containing propoxyphene. Plaintiffs in these suits allege various personal injuries including cardiac impairment, damage and death. In August 2011, a multidistrict litigation (MDL) was formed, and certain transferable cases pending in federal court were coordinated in the Eastern District of Kentucky as part of MDL No. 2226. The MDL Judge’s dismissal with prejudice of the claims asserted against generic manufacturers, including Qualitest and the

Company, was affirmed by the Sixth Circuit on June 27, 2014, as part of a consolidated appeal. In November 2012, additional cases were filed in various California state courts. While many of these cases were initially remanded to a state court coordinated proceeding in Los Angeles, the Ninth Circuit sitting en banc reversed these remands, finding federal subject matter jurisdiction. As a result, these actions were returned to the federal courts to which they were initially removed. Subsequently, many of these actions have been transferred to the Eastern District of Kentucky and assigned to U.S. District Judge Danny C. Reeves. On November 18, 2014, additional multi-plaintiff cases were filed in state court in Oklahoma. The Oklahoma state court actions were also removed to federal court and are currently pending in the Western District of Oklahoma. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any additional litigation will be brought against the Company or its subsidiaries, but Qualitest and the Company intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of Qualitest and the Company. As of November 2, 2015, approximately 44 propoxyphene cases, some of which may have been filed on behalf of multiple plaintiffs, are currently pending against Qualitest and/or the Company. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter.
Testosterone Cases. EPI, and in certain cases the Company or certain of its subsidiaries, including Auxilium Pharmaceuticals, Inc., along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel, Delatestryl®, Testim®, TESTOPEL® and Striant®. Plaintiffs in these suits allege various personal injuries including pulmonary embolism, stroke, and other vascular and/or cardiac injuries. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI and Auxilium that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against the Company and/or its subsidiaries. The Company and its subsidiaries intend to contest the litigation vigorously and to explore all options as appropriate in the best interests of the Company. As of November 2, 2015, approximately 576 cases are currently pending against the Company and/or its subsidiaries; some of which may have been filed on behalf of multiple plaintiffs, and including a class action complaint filed in Canada.
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
Department of Health and Human Services Subpoena and Related Matters
As previously reported, in January 2007 and April 2011, the Company received subpoenas issued by the Office of the Inspector General of the Department of Health and Human Services (HHS-OIG) and the U.S. Department of Justice (DOJ), respectively. The subpoenas requested documents relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm®. As previously reported, the Company resolved potential claims of the federal government and numerous states related to potential claims regarding the sale, marketing and promotion of Lidoderm®.
As previously reported, EPI is in the process of responding to a Civil Investigative Demand (CID) issued by the State of Texas relating to Lidoderm® (lidocaine patch 5%), focused primarily on the sale, marketing and promotion of Lidoderm® in Texas. EPI and the Company are cooperating with the State’s investigation. The Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability and at this time cannot reasonably estimate the possible loss or range of loss for this matter but will explore all options as appropriate in the best interests of EPI and the Company.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against the Company or its subsidiaries.
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, the Company’s subsidiaries, EPI and Qualitest, received CIDs from the U.S. Attorney’s Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest are cooperating with the government’s investigation. Discussions between EPI and Qualitest and the U.S. Attorney’s Office for the Southern District of New York have taken place, and the Company believes that a range of loss for this matter is reasonably estimable at this time. The estimated cost of this settlement has been incorporated into our legal loss contingency reserve. However, it is not possible at this time to determine with certainty the ultimate outcome of this matter. It is possible that the outcome of this matter could result in an additional loss that could have a material effect on our business, financial condition, results of operations and cash flows.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against EPI, Qualitest and Boca and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. On October 2, 2015, the court ordered judgment for Defendants on their exception for no right of action. The State is in the process of appealing that decision.
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
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including the Company’s Endo Health Solutions Inc. (EHSI) and EPI subsidiaries, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. On June 12, 2014, the case was removed to the U.S. District Court for the Northern District of Illinois. On October 14, 2014, Plaintiff amended its Complaint to, among other things, add EPI as a defendant. On December 19, 2014, defendants moved to dismiss the Amended Complaint. On May 8, 2015, the Court issued an order granting that motion in part, dismissing the case as to EHS and EPI. On August 26, 2015, Plaintiff filed its Second Amended Complaint against multiple defendants, including ESHI and EPI.
In May 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including the Company’s subsidiary EHSI. The complaint was amended on June 9, 2014, to include allegations against EPI, among other changes. The amended complaint asserts violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including Opana®. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, and attorneys’ fees and costs. Defendants, including the Company, filed various motions attacking the pleadings, including one requesting that the Court refrain from proceeding under the doctrines of primary jurisdiction and equitable abstention. That motion was granted on August 28, 2015, and the case has been stayed pending further proceedings and findings by the FDA.
In September 2013, the Company’s subsidiaries, EPI and EHSI received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of Opana®. In October 2014, EPI and EHSI received a Subpoena Ad Testificandum seeking testimony regarding the sales and marketing of Opana®. In January 2014, the Company’s subsidiaries, EPI and EHSI received a set of informal document requests from the Office of the U.S. Attorney for the Eastern District of Pennsylvania seeking documents and information regarding the sales and marketing of Opana® ER. In September 2014, the Company’s subsidiaries, EPI and EHSI received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including Opana® ER. In August 2015, the Company’s subsidiaries, EPI and EHSI received a subpoena from the State of New Hampshire Office of the Attorney General seeking documents and information regarding the sales and marketing of opioids, including Opana® ER.
The Company is cooperating with the State of New York Office of Attorney General, the Office of the U.S. Attorney for the Eastern District of Pennsylvania, the State of Tennessee Office of the Attorney General and Reporter, and the State of New Hampshire Office of the Attorney General in their respective investigations. With respect to both the litigations brought on behalf of the City of Chicago and the People of the State of California, the Company and its subsidiaries intend to contest those matters vigorously and to explore all options as appropriate in the best interests of the Company. The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in the best interests of EHSI, EPI and the Company.

Antitrust Litigation and Investigations
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against EPI and co-defendants Teikoku Seiyaku Co., Ltd., Teikoku Pharma USA, Inc. (collectively, Teikoku) and Actavis plc (now doing business as Allergan plc) and a number of its subsidiaries (collectively referred to herein as Allergan, Actavis or Watson). Certain of these actions have been asserted on behalf of classes of direct and indirect purchasers, while others are individual cases brought by one or more alleged direct or indirect purchasers. The complaints in these cases generally allege that Endo, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent) and other patents. Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that Endo and Teikoku commenced sham patent litigation against Actavis and that Endo abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes as well as common law remedies in some states. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order on April 3, 2014, transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California.
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
Multiple direct and indirect purchasers of Opana® ER have filed cases against EHSI, EPI, Penwest Pharmaceuticals Co., and Impax Laboratories Inc., all of which have been transferred and coordinated for pretrial proceedings in the Northern District of Illinois by the Judicial Panel on Multidistrict Litigation. Some of these cases have been filed on behalf of putative classes of direct and indirect purchasers, while others have been filed on behalf of individual retailers. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to Opana® ER and EPI’s introduction of the re-formulation of Opana® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. The defendants have filed motions to dismiss these actions and discovery is currently stayed pending the outcome of these motions. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation.
The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any, but will explore all options as appropriate in the best interests of EPI and the Company.
On February 25, 2014, the Company’s subsidiary, EPI received a CID (the February 25 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second CID to EPI on March 25, 2014 (the March 25 CID). The February 25 CID requests documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the Opana® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and its settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Opana® ER and Lidoderm®. The March 25 CID requests documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of Opana® ER. The FTC also issued subpoenas for investigational hearings (similar to depositions) to Company employees and former Company employees.
On November 3, 2014, EPI received a CID from the State of Florida Office of the Attorney General issued pursuant to the Florida Antitrust Act of 1980, Section 542.28 and seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of Lidoderm®.
On February 9, 2015, EPI and EHSI received a CID for Production of Documents and Information from the State of Alaska Office of Attorney General issued pursuant to Alaska’s Antitrust and Unfair Trade Practices and Consumer Protection law seeking documents and other information concerning settlement agreements with Actavis and Impax settling the Opana ER patent litigation as well as information concerning EPI’s settlement agreement with Actavis settling the Lidoderm patent litigation, as well as information concerning the marketing and sales of Lidoderm.
On December 5, 2014, the Company’s subsidiary, Par, received a Subpoena to Testify Before Grand Jury from the Antitrust Division of the DOJ and issued by the U.S. District Court for the Eastern District of Pennsylvania. The subpoena requests documents and information focused primarily on product and pricing information relating to Par’s authorized generic version of Lanoxin

(digoxin) oral tablets and Par’s generic doxycycline products, and on communications with competitors and others regarding those products. Par is cooperating fully with the investigation.
On January 30, 2009, the U.S. Federal Trade Commission filed a lawsuit against the Company’s subsidiary, Par, in the U.S. District Court for the Central District of California, which was subsequently transferred to the U.S. District Court for the Northern District of Georgia, and which alleged violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of Androgel. The FTC complaint generally seeks a finding that Par’s settlement agreement violates Section 5(a) of the Federal Trade Commission Act, and a permanent injunction against Par’s ability to engaged in certain types of patent settlements in the future. Beginning in February 2009, certain private plaintiffs, including distributors and retailers filed similar litigation. Generally, the private plaintiff suits seek equitable relief, unspecified damages and costs.
On February 23, 2010, the District Court granted a motion to dismiss the FTC’s claims and granted in part and denied in part a motion to dismiss the claims of the private plaintiffs. On April 25, 2012, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s decision on the motion to dismiss the FTC’s claims. On September 28, 2012, the District Court granted a motion for summary judgment against the private plaintiffs’ claims of sham litigation. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals and District Court’s decisions and remanded the case to the District Court for further proceedings. The Company and its subsidiaries intend to contest this litigation vigorously and to explore all options as appropriate in the best interests of the Company and its subsidiaries.
On February 3, 2015, the Company’s subsidiary, Par, received a CID from the Office of the Attorney General for the State of Alaska seeking production of certain documents and information regarding Par’s settlement of the Androgel patent litigation as well as documents produced in the on-going litigation filed by the FTC.
On February 9, 2015, the Company’s subsidiary, Par, received a CID from the FTC, requesting production of documents related to a license agreement and manufacturing and supply agreement between Par and Concordia Pharmaceuticals, Inc. ( the “Concordia Agreements”) relating to clonidine hydrochloride extended release tablets, the generic version of Concordia’s Kapvay. In August 2015, Par agreed to resolve this investigation through an Agreement Containing Consent Order, pursuant to which Par is prohibited from enforcing any provision of the Concordia Agreements that would impair Concordia’s ability to market an authorized generic version of Kapvay and prohibiting future agreements between Par and any brand name company that would prevent the brand name company from marketing an authorized generic version of a brand name drug during any period when there is no patent in effect and listed in the FDA Orange Book covering the brand name drug. The Consent Order also subjects Par to certain antitrust compliance and reporting requirements. Following a public comment period, the FTC issued a final order in this matter in October 2015.
The Company and its subsidiaries are cooperating with the FTC, the DOJ, the State of Florida Office of the Attorney General, and the State of Alaska Office of the Attorney General in their respective investigations. The Company and its subsidiaries are unable to predict the outcome of these investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in the best interests of the Company and its subsidiaries.
AWP Litigation
On August 11, 2014, plaintiffs Peggy Lautenschlager and Bauer & Bach, LLC filed a state law qui tam action under seal in the Dane County Circuit Court for the State of Wisconsin against the Company’s subsidiary, Par, among other companies, alleging generally that the defendants defrauded the state Medicaid system by purportedly reporting or causing the reporting of “Average Wholesale Price” (AWP) and/or “Wholesale Acquisition Cost” (WAC) that exceeded the actual selling price of the defendants’ prescription drugs. Similar complaints had previously been filed by these plaintiffs and dismissed. The State of Wisconsin declined to intervene on December 19, 2014. On January 13, 2015, the court unsealed the complaint. The complaint generally seeks (i) a judgment for qui tam plaintiffs; (ii) a declaration that defendants’ actions violated Wis. Stat. § 20.931; (iii) an award of treble damages to the State; (iv) an order that defendants pay civil penalties for statutory violations of not less than $5,000 for each violation; and (v) an award of an appropriate share of the proceeds to qui tam plaintiffs. We intend to vigorously defend this lawsuit. At this time, the Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
False Claims Act Litigation
The Attorneys General of Florida, Indiana and Virginia and the U.S. Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued CIDs, to the Company’s subsidiary, Par, among other companies. The demands generally request documents and information pertaining to allegations that certain of Par’s sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. Par has provided documents in response to these subpoenas to the respective Attorneys General and the USOPM. The aforementioned subpoenas and CIDs culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza. The complaint was unsealed on August 30, 2011. Lisitza’s corrected second amended complaint generally seeks (i) a finding that defendants violated and be enjoined from future violations of the federal False Claims Act and state false claims acts; (ii) treble damages and maximum civil penalties for each violation of the federal False Claims Act and state false claims acts; (iii) an applicable percentage share of the proceeds; and (iv) expenses, fees, and costs. The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The United States’ second corrected complaint generally seeks (i) treble damages and civil penalties for violations under the federal False Claims Act and (ii) compensatory and punitive damages for common law fraud. The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claim acts, common law fraud, and unjust enrichment. Michigan’s complaint generally seeks (i) treble damages and civil penalties and (ii) common law compensatory and punitive damages. Indiana’s amended complaint generally seeks treble damages, costs, and attorney’s fees. We intend to vigorously defend these lawsuits. At this time, the Company and its subsidiaries are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
On May 28, 2012, EPI entered into a Settlement and License Agreement (the Watson Settlement Agreement) among EPI and Teikoku, on the one hand, and Watson, on the other hand. The Watson Settlement Agreement settled all ongoing patent litigation among the parties relating to Watson’s generic version of Lidoderm®. Under the terms of the Watson Settlement Agreement, the parties dismissed their respective claims and counterclaims without prejudice. As part of the settlement, Watson agreed not to challenge the validity or enforceability of EPI’s and Teikoku’s patents relating to Lidoderm® with respect to Watson’s generic version of Lidoderm®. Watson received FDA approval of its generic version of Lidoderm® in August 2012 and began selling its generic version of Lidoderm® on September 16, 2013 (the Start Date) pursuant to a license granted by EPI and Teikoku under the Watson Settlement Agreement. The license to Watson was exclusive as to EPI’s launch of an authorized generic version of Lidoderm® until May 1, 2014. EPI received an at market royalty equal to 25% of the gross profit generated on Watson’s sales of its generic version of Lidoderm® during its period of exclusivity. During the three months ended September 30, 2014 no Watson royalty income was recorded, however, during the nine months ended September 30, 2014, we recorded Watson royalty income of $51.3 million, which is included in Other revenues in our Condensed Consolidated Statements of Operations. We recorded no Watson royalty income during the three and nine months ended September 30, 2015.
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
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering Opana® ER. On December 11, 2012, EPI filed a complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of Opana® ER. Between May 22 and June 21, 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant Opana® ER: Par, Teva Pharmaceuticals, Mallinckrodt LLC, Sandoz, Roxane and Ranbaxy. Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. In June 2014, Mallinckrodt LLC was granted FDA approval to market all strengths of their respective non-crush-resistant formulations of Opana® ER. On August 1, 2013, EPI dismissed its suit against Teva Pharmaceuticals based on Teva’s demonstration to EPI that Teva does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On October 18, 2013, EPI dismissed its suit against Sandoz based on its demonstration to EPI that it does not, at this time, intend to pursue an ANDA for non-crush-resistant Opana® ER. On December 18, 2013, EPI dismissed its suit against Mallinckrodt LLC based on a settlement allowing Mallinckrodt LLC to launch its non-crush-resistant formulation of Opana ER in October 2017, under certain circumstances. A trial in this case was held from March 23, 2015 through April 24, 2015 in the U.S. District Court for the Southern District of New York. On August 13, 2015, the Court issued an Opinion holding that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The Opinion also held that the defendants had failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid. The Court also issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent Nos. 8,309,122 and 8,329,216. That Order further ordered that Actavis withdraw its generic product within 60 days. On October 8, 2015 the court issued an order tolling the 60 day period until it decides two post-trial motions before it. We cannot anticipate the timing of that decision. The time for appealing the Opinion and Order has not yet expired and we expect the defendants to appeal the decision. We intend to continue to vigorously assert our intellectual property and oppose appeals by the defendants.
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
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), Sandoz Inc. (Sandoz), ThoRx Laboratories, Inc. (ThoRx), Par, Actavis South Atlantic LLC (Actavis), Impax Pharmaceuticals (Impax) and Ranbaxy Laboratories Limited (Ranbaxy), advising of the filing by each such company of an ANDA for a generic version of the formulation of Opana® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 7,851,482, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of Opana® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of Opana® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. On January 30, 2015, EPI informed all defendants that it no longer intends to assert U.S. Patent 7,851,482. EPI intends, and has been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of Opana® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant Opana® ER, including enforcement of the product’s intellectual property rights and approved labeling. On March 20, 2015, EPI dismissed its suit against Par based on a settlement. The effect of that settlement will vary depending on the outcome of the other lawsuits in this case. On March 23, 2015, EPI dismissed its suit against Sandoz Inc. based on Sandoz’s change of the PIV certification to a PIII certification. A trial in this case was held from March 23, 2015 through April 24, 2015 in the U.S. District Court for the Southern District of New York against the remaining filers. On August 13, 2015, the Court issued an Opinion holding that all defendants infringed the claims of U.S. Patent Nos. 8,309,060, 8,309,122 and 8,329,216. The Opinion also held that the defendants had shown that U.S. Patent No. 8,309,060 was invalid, but that the defendants had failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid. The Court also issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent Nos. 8,309,122 and 8,329,216. The time for appealing that Opinion and Order has not yet expired and we expect the defendants to appeal the decision. We intend to continue to vigorously assert our intellectual property and oppose appeals by the defendants. However, there can be no assurance that EPI and Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, Sandoz, ThoRx, Par, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant Opana® ER may be launched prior to the applicable patents’ expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in the best interests of the Company and EPI. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant Opana® ER and challenge the applicable patents.
On August 19, 2014 and October 20, 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using Opana® ER and a highly pure version of the active pharmaceutical ingredient of Opana® ER. On November 7, 2014, EPI filed lawsuits against Teva, ThoRx, Par, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively.
Paragraph IV Certification on Fortesta® Gel
On January 18, 2013, EPI and its licensor Strakan Limited received a notice from Watson advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. On February 28, 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. A two-day trial was held February 26 and 27, 2015. On August 27, 2015 the court issued an Order holding that the asserted patents are not invalid and are infringed by Watson’s ANDA. As a result, the court ordered that that the effective date for the approval of Watson’s ANDA to be the date no sooner than the latest expiration date of the ’913 Patent and the ’865 Patent in November of 2018. Watson filed an appeal in October 2015.
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
Megace ES® (megestrol acetate oral suspension) Cases
On September 1, 2011, Par, the Company’s subsidiary, along with EDT Pharma Holdings Ltd. (Elan) (now known as Alkermes Pharma Ireland Limited), filed a complaint against TWi Pharmaceuticals, Inc. (TWi) in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. A bench trial was held in October 2013. In February 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the 7,101,576 patent invalid for obviousness. Par appealed. In August 2014, the District Court issued a preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the appeal. In December 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. In March 2015, the District Court issued another preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand. In July 2015, the District Court issued a new decision in favor of TWi, finding all of the asserted claims invalid, and TWi launched its generic product.  Par appealed again, and its appeal is pending.  The Company will continue to vigorously pursue its appeal. The Company and its subsidiaries are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in the best interests of the Company and its subsidiaries.
On June 21, 2013, Par, along with Alkermes Pharma Ireland Limited, filed a complaint against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patent Nos. 6,592,903 and 7,101,576 because Breckenridge filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. The complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A stipulation to stay the proceedings was entered on July 22, 2014. The Company intends to vigorously assert its intellectual property rights.
In June 2015, Par, along with Alkermes Pharma Ireland Limited, filed a complaint against Breckenridge Pharmaceutical, Inc., TWi Pharmaceuticals, Inc., and TWi Pharmaceuticals USA, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 9,040,088 because the defendants had filed ANDAs seeking FDA approval of generic versions of Megace® ES.  In August 2015, Par and Alkermes Pharma Ireland Limited filed an additional complaint in the same court against TWi and Breckenridge alleging infringement of U.S. Patent Nos. 9,101,540 and 9,101,549, followed by a third complaint in Delaware District Court alleging infringement of U.S. Patent No. 9,107,827. Our complaint seeks (i) a finding of infringement, validity and/or enforceability; and (ii) a permanent injunction.  The Company intends to continue to vigorously assert its intellectual property rights.
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
NOTE 13. OTHER COMPREHENSIVE LOSS
The following table presents the tax effects allocated to each component of Other comprehensive loss for the three months ended September 30 (in thousands):

	Three Months Ended September 30,
	2015			2014
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized loss on securities:
Unrealized loss arising during the period	$(607)	$204	$(403)	$(2,384)	$248	$(2,136)
Less: reclassification adjustments for loss realized in net loss	—	—	—	14	—	14
Net unrealized losses	(607)	204	(403)	(2,370)	248	(2,122)
Net unrealized gain (loss) on foreign currency:
Foreign currency translation loss arising during the period	(86,187)	1,235	(84,952)	(87,869)	19	(87,850)
Less: reclassification adjustments for loss realized in net loss	25,557	158	25,715	—	—	—
Foreign currency translation loss	(60,630)	1,393	(59,237)	(87,869)	19	(87,850)
Other comprehensive loss	$(61,237)	$1,597	$(59,640)	$(90,239)	$267	$(89,972)

The following table presents the tax effects allocated to each component of Other comprehensive loss for the nine months ended September 30 (in thousands):

	Nine Months Ended September 30,
	2015			2014
	Before- Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$2,042	$(731)	$1,311	$(589)	$147	$(442)
Less: reclassification adjustments for loss realized in net loss	—	—	—	14	—	14
Net unrealized gains (losses)	2,042	(731)	1,311	(575)	147	(428)
Net unrealized gain (loss) on foreign currency:
Foreign currency translation loss arising during the period	(207,050)	(1,249)	(208,299)	(38,385)	5	(38,380)
Less: reclassification adjustments for loss realized in net loss	25,557	158	25,715	—	—	—
Foreign currency translation loss	(181,493)	(1,091)	(182,584)	(38,385)	5	(38,380)
Other comprehensive loss	$(179,451)	$(1,822)	$(181,273)	$(38,960)	$152	$(38,808)

Reclassification adjustments out of Other comprehensive loss are reflected in the Condensed Consolidated Statement of Operations as Other expense (income) net, with respect to the realized loss on securities or Discontinued operations, net of tax, with respect to the realized loss from foreign currency translation.
The following is a summary of the accumulated balances related to each component of Other comprehensive loss, net of taxes, at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Net unrealized gains (losses)	$827	$(484)
Foreign currency translation loss	(309,511)	(123,604)
Accumulated other comprehensive loss	$(308,684)	$(124,088)

NOTE 14. SHAREHOLDERS' EQUITY
Changes in Shareholder’s Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the nine months ended September 30, 2015 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2015	$2,374,757	$33,456	$2,408,213
Net loss	(1,376,579)	(153)	(1,376,732)
Other comprehensive loss	(180,692)	(581)	(181,273)
Compensation related to share-based awards	48,537	—	48,537
Tax withholding for restricted shares	(15,268)	—	(15,268)
Exercise of options	25,068	—	25,068
Buy-out of noncontrolling interests, net of contributions	(6,876)	(32,732)	(39,608)
Ordinary shares issued in connection with the Par acquisition	1,325,652	—	1,325,652
Ordinary shares issued in connection with the Auxilium acquisition	1,519,320	—	1,519,320
Fair value of equity component of acquired Auxilium Notes	266,649	—	266,649
Conversion of Auxilium Notes	160,892	—	160,892
Issuance of ordinary shares related to the employee stock purchase plan	3,328	—	3,328
Ordinary shares issued	2,300,000	—	2,300,000
Equity issuance fees	(66,956)	—	(66,956)
Other	18,232	—	18,232
Shareholders’ equity at September 30, 2015	$6,396,064	$(10)	$6,396,054

On June 10, 2015, we completed the sale of 27,627,628 ordinary shares, including 3,603,603 ordinary shares sold upon the exercise in full by the underwriters of their option to purchase additional ordinary shares from us, at a price of $83.25 per share, for aggregate gross proceeds to us of $2,300.0 million, before fees, in order to finance a portion of the Par acquisition (described in more detail in Note 5. Acquisitions).
On September 25, 2015, the Company acquired Par for total consideration of $8.14 billion, including the assumption of Par debt. The consideration included 18,075,411 ordinary shares valued at $1.33 billion.
During the nine months ended September 30, 2015, the Company completed a buy-out of the noncontrolling interest associated with our Litha subsidiary. The following table reflects the effect on the Company’s equity for the nine months ended September 30, 2015 (in thousands):

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

The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the nine months ended September 30, 2014 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2014	$526,018	$59,198	$585,216
Net (loss) income	(667,836)	2,895	(664,941)
Other comprehensive (loss) income	(39,171)	363	(38,808)
Compensation related to share-based awards	23,150	—	23,150
Tax withholding for restricted shares	(23,920)	—	(23,920)
Exercise of options	36,124	—	36,124
Distributions to noncontrolling interests	—	(6,144)	(6,144)
Buy-out of noncontrolling interests, net of contributions	—	(82)	(82)
Addition of Paladin noncontrolling interests due to acquisition	—	40,600	40,600
Removal of HealthTronics, Inc. noncontrolling interests due to disposition	—	(57,359)	(57,359)
Ordinary shares issued in connection with the Paladin acquisition	2,844,279	—	2,844,279
Repurchase of convertible senior subordinated notes due 2015	(309,829)	—	(309,829)
Settlement of ordinary share warrants	(284,454)	—	(284,454)
Settlement of the hedge on convertible senior subordinated notes due 2015	356,265	—	356,265
Other	30,095	—	30,095
Shareholders’ equity at September 30, 2014	$2,490,721	$39,471	$2,530,192
As part of the reorganization upon consummation of the Paladin acquisition, EHSI Common stock and Treasury stock in the amounts of $1.5 million and $763.1 million, respectively, were retired and reclassified into Additional paid-in capital.
Share-Based Compensation
In June 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (the 2015 Plan). Under the 2015 Plan, 10.0 million ordinary shares, which included the transfer of 5.0 million shares available to be granted under the 2010 Stock Incentive Plan as of the date the 2015 Plan became effective, have been reserved for the grant of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, performance awards and other share based awards, which may be issued at the discretion of the Company’s board of directors from time to time. Upon the 2015 Plan becoming effective, all other existing stock incentive plans were terminated.
As further discussed in Note 3. Discontinued Operations the operating results of the Company's AMS and HealthTronics businesses are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. Amounts below related to share-based compensation have not been adjusted to exclude the impact of these businesses.
The Company recognized share-based compensation expense of $23.8 million and $86.1 million during the three and nine months ended September 30, 2015, respectively, compared to $8.8 million and $23.2 million during the three and nine months ended September 30, 2014, respectively. The share-based compensation expense recognized during the nine months ended September 30, 2015 includes a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million. The share-based compensation expense during the three and nine months ended September 30, 2015 includes $11.0 million of expense related to certain AMS equity awards modified in conjunction with the anticipated sale of the business. As of September 30, 2015, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $57.1 million. As of September 30, 2015, the weighted average remaining requisite service period of the non-vested stock options was 2.2 years and 1.8 years for non-vested restricted stock units.

NOTE 15. OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net gain on sale of certain early-stage drug discovery and development assets	$—	$(150)	$—	$(4,000)
Foreign currency gain, net	(4,095)	(6,204)	(24,651)	(1,933)
Equity loss (earnings) from unconsolidated subsidiaries, net	1,899	839	3,650	(6,301)
Other than temporary impairment of equity investment	—	—	18,869	—
Legal settlement	(12,500)	—	(12,500)	—
Costs associated with unused financing commitments	64,281	—	78,352	—
Other miscellaneous	506	(209)	(1,131)	(6,494)
Other expense (income), net	$50,091	$(5,724)	$62,589	$(18,728)
During the three months ended June 30, 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value.
During the three and nine months ended September 30, 2015, the Company incurred $64.3 million and $78.4 million, respectively, related to unused commitment fees associated primarily with financing for the Par acquisition.
NOTE 16. INCOME TAXES
During the three months ended September 30, 2015, we recognized an income tax benefit of $160.9 million on $964.6 million of loss from continuing operations before income tax, compared to $30.1 million of tax expense on $79.1 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from current period losses from continued operations. Tax expense for the comparable 2014 period was primarily related to income from continuing operations before income tax for the period.
During the nine months ended September 30, 2015, we recognized an income tax benefit of $340.5 million on $1,084.6 million of loss from continuing operations before income tax, compared to $47.7 million of tax expense on $89.8 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to current period losses from continued operations combined with benefits resulting from the realization of deferred tax assets related to certain components of our AMS business, which we classified as held for sale in the first quarter 2015 and sold in the third quarter of 2015. Tax expense for the comparable 2014 period was primarily related to income from continuing operations before income tax for the period.

NOTE 17. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
(Loss) income from continuing operations	$(803,706)	$48,953	$(744,108)	$42,127
Less: Net (loss) income from continuing operations attributable to noncontrolling interests	(46)	35	(153)	(639)
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	(803,660)	48,918	(743,955)	42,766
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(246,782)	(301,002)	(632,624)	(710,602)
Net loss attributable to Endo International plc ordinary shareholders	$(1,050,442)	$(252,084)	$(1,376,579)	$(667,836)
Denominator:
For basic per share data—weighted average shares	209,274	153,309	188,085	144,604
Dilutive effect of ordinary share equivalents	—	2,102	—	2,770
Dilutive effect of various convertible notes and warrants	—	3,564	—	8,528
For diluted per share data—weighted average shares	209,274	158,975	188,085	155,902
Basic net loss per share data is computed based on the weighted average number of ordinary shares outstanding during the period. Diluted loss per share data is computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations attributable to Endo ordinary shareholders during the period, the dilutive impact of ordinary share equivalents outstanding during the period. Ordinary share equivalents are measured under the treasury stock method.
All stock options and stock awards were excluded from the diluted share calculation for the three months ended September 30, 2015 because their effect would have been anti-dilutive. For the three months ended September 30, 2014, stock options and stock awards of 0.8 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the nine months ended September 30, 2015 because their effect would have been anti-dilutive. For the nine months ended September 30, 2014, stock options and awards of 0.8 million were excluded from the diluted share calculation because their effect would have been anti-dilutive.
The 1.75% Convertible Senior Subordinated Notes due April 15, 2015 were only included in the dilutive net loss per share calculations using the treasury stock method during periods in which the average market price of our ordinary shares was above the applicable conversion price of the Convertible Notes, or $29.20 per share, and the impact would not have been anti-dilutive. In these periods, under the treasury stock method, we calculated the number of shares issuable under the terms of these notes based on the average market price of the shares during the period, and included that number in the total diluted shares outstanding for the period.
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
NOTE 18. SUBSEQUENT EVENTS
Aspen Holdings
On October 1, 2015, Litha Pharma (Pty) Limited, a subsidiary of the Company, acquired a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutics areas from a subsidiary of Aspen Holdings, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries, and from GlaxoSmithKline plc (GSK) for total consideration of approximately $127.5 million. The transaction is expected to expand Endo’s presence in South Africa.

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
In prior periods, our Condensed Consolidated Financial Statements present the accounts of Endo Health Solutions Inc. and all of its subsidiaries (EHSI). Endo International plc was incorporated in Ireland on October 31, 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. It was established for the purpose of facilitating the business combination between EHSI and Paladin Labs Inc. (Paladin). On February 28, 2014, it became the successor registrant of EHSI and Paladin in connection with the consummation of certain transactions further described elsewhere in our Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. In addition, on February 28, 2014, the shares of Endo International plc began trading on the NASDAQ under the symbol “ENDP,” the same symbol under which EHSI’s shares previously traded, as well as on the Toronto Stock Exchange under the symbol “ENL”. Unless otherwise indicated or required by the context, references throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo Health Solutions Inc. and its consolidated subsidiaries prior to February 28, 2014 and Endo International plc and its consolidated subsidiaries thereafter.
The majority of the assets and liabilities of the American Medical Systems Holdings, Inc. (AMS) business (now doing business as Astora Womens Health), previously known as the Devices segment, are classified as held for sale in the Condensed Consolidated Balance Sheets. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual for all known pending and estimated future claims related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, are not classified as held for sale based on management’s current expectation that these assets and liabilities will remain with the Company. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
Until it was sold on February 3, 2014, the assets and liabilities of the HealthTronics business, previously known as the HealthTronics segment, were classified as held for sale in the Condensed Consolidated Balance Sheets. The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
EXECUTIVE SUMMARY
The following significant events and transactions occurred during the nine months ended September 30, 2015, as discussed in further detail in the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q. For a complete list of Company events see the Investors section of the Company website at www.endo.com.

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

•
In June 2015, the Company issued 27,627,628 ordinary shares at $83.25 per share for a total of $2,300.0 million, before fees, in order to finance a portion of the acquisition of Par Pharmaceuticals Holdings, Inc. (Par).

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

•
On September 25, 2015, the Company acquired Par for total consideration of $8.14 billion, including the assumption of Par debt. Par is a specialty pharmaceutical company that develops, manufactures and markets, innovative and cost-effective pharmaceuticals that help improve patient quality of life.

•
On September 25, 2015, the Company increased its revolving capacity to an aggregate principal amount of $1,000 million pursuant to the Incremental Revolving Facility. In addition the Company incurred an incremental term loan B facility in an aggregate principal amount of $2,800 million and repaid in full the amount outstanding under the 2014 Term Loan B Facility.

•
On October 1, 2015, Litha Pharma (Pty) Limited, a subsidiary of the Company, acquired a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutics areas from a subsidiary of Aspen Holdings and from GlaxoSmithKline plc (GSK) for total consideration of $127.5 million.

•	On October 23, 2015 the FDA approved Belbuca™ (buprenorphine HCl) Buccal Film for the management of severe pain.
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
Consolidated Results Review
Total Revenues. Total revenues for the three and nine months ended September 30, 2015 increased 14% to $745.7 million and 28% to $2,195.0 million, respectively, from the comparable 2014 period. This revenue increase was primarily attributable to growth in our U.S. Generic Pharmaceuticals segment and revenues related to our February 2014 acquisition of Paladin, July 2014 acquisition of Grupo Farmacéutico Somar, Sociedad Anónima Promotora de Inversión de Capital Variable (Somar), January 2015 acquisition of Auxilium and September 2015 acquisition of Par. The increases were partially offset by decreased revenues from our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Lidoderm® revenues related to generic competition.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$442,459	59	$341,193	52	$1,265,583	58	$857,317	50
Selling, general and administrative	163,221	22	148,901	23	529,290	24	433,333	25
Research and development	21,327	3	20,813	3	58,208	3	82,165	5
Litigation-related and other contingencies, net	—	—	3,131	—	19,875	1	7,085	—
Asset impairment charges	923,607	124	—	—	1,000,850	46	—	—
Acquisition-related and integration items	(27,688)	(4)	2,732	—	51,177	2	67,619	4
Total costs and expenses*	$1,522,926	204	$516,770	79	$2,924,983	133	$1,447,519	84

__________

*	Percentages may not add due to rounding.

Cost of revenues and gross margin. Cost of revenues for the three and nine months ended September 30, 2015 increased 30% to $442.5 million and 48% to $1,265.6 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to increased costs related to our acquisitions of Paladin, Sumavel® DosePro® (Sumavel), Somar, DAVA Pharmaceuticals, Inc. (DAVA), Auxilium and Par. Gross margins for the three months ended September 30, 2015 decreased to 41% from 48% in the comparable 2014 period. Gross margins for the nine months ended September 30, 2015 decreased to 42% from 50% in the comparable 2014 period. These decreases were primarily attributable to growth in lower margin generic pharmaceutical product sales, increased intangible asset amortization and inventory step-up amortization as a result of recent acquisitions and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2015 increased 10% to $163.2 million and 22% to $529.3 million, respectively, from the comparable 2014 periods. These increases were primarily a result of the acquisitions of Paladin, Sumavel, Somar, DAVA, Auxilium and Par, including a charge during the first quarter of 2015 related to the acceleration of Auxilium employee equity awards at closing of $37.6 million and restructuring charges related to the Auxilium and Par acquisitions. These increases were partially offset by a $54.3 million charge during the nine months ended September 30, 2014 for the reimbursement of directors’ and certain employee’s excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code, which were approved by the Company’s shareholders on February 26, 2014. These liabilities resulted from the shareholder gain from the merger between Endo and Paladin.
Research and development expenses. Research and development (R&D) expenses for the three and nine months ended September 30, 2015 increased 2% to $21.3 million and decreased 29% to $58.2 million, respectively, from the comparable 2014 periods. The increase in expenses during the three months ended September 30, 2015 was mainly related to the acquisitions of Somar, DAVA, Auxilium and Par. The decrease in expenses during the nine months ended September 30, 2015 was primarily attributable to a $20.0 million milestone charge incurred during the nine months ended September 30, 2014 related to the achievement of certain Belbuca™ clinical milestones and decreases to branded pharmaceutical product expenses as we focused our efforts on a limited number of key products in development.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the nine months ended September 30, 2015 totaled $19.9 million, compared to $3.1 million for the three months and $7.1 million for the nine months in the comparable 2014 periods, respectively. There were no charges for Litigation-related and other contingencies, net for the three months ended September 30, 2015. These amounts mainly relate to fluctuations in charges associated with certain litigation matters. The Company’s legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three and nine months ended September 30, 2015 totaled $923.6 million and $1,000.9 million, respectively, compared to no charges in the comparable 2014 periods. These increases primarily relate to a third quarter provisional pre-tax, non-cash impairment charge of $680.0 million, representing the difference between the estimated implied fair value of the UEO reporting unit’s goodwill and its respective net book value. Goodwill in our UEO reporting unit, prior to the impairment, was approximately $850 million with approximately $750 million stemming from the Paladin and Auxilium acquisitions. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, we assigned the goodwill arising from the Paladin acquisition to multiple reporting units across each of our reportable segments. This assignment was based on the relative incremental benefit expected to be realized by each impacted reporting unit. The level of goodwill created by the Paladin and Auxilium acquisitions was impacted by the increase in our share price from the acquisition announcement date to the date the acquisition closed. During the third quarter, the Company’s revised expectations of certain TRT products and other elements of the UEO business due to current and expected market conditions coupled with the new investment opportunities resulting from the FDA approval of Belbuca™ and other strategic priorities resulted in a shift in investment strategy.  As a result of these factors, there was a decline in the fair value of the UEO reporting unit. In addition to the goodwill impairment charge, the Company also recorded pre-tax, non-cash impairment charges of approximately $242.9 million on certain intangible assets primarily from our U.S. Branded Pharmaceuticals and U.S. Generic Pharmaceuticals segments, second quarter asset impairment charges of $70.2 million on certain intangible assets of our U.S. Generic Pharmaceuticals segment and a first quarter impairment charge of $7.0 million on certain leasehold improvements associated with our Auxilium subsidiary’s former headquarters.
Acquisition-related and integration items. Acquisition-related and integration items for the three and nine months ended September 30, 2015 decreased to $(27.7) million and decreased 24% to $51.2 million, respectively, from the comparable 2014 periods. In the third quarter of 2015, the Company recorded $80.3 million of income, net, resulting from the change in the fair value of certain contingent consideration. The change in contingent consideration is due to certain market conditions impacting the commercial potential of the underlying products. This income was partially offset by an increase in overall acquisition-related and integration costs associated with our acquisition of Auxilium, which closed during the first quarter of 2015, and acquisition of Par, which closed during the third quarter of 2015.

Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$98,701	$62,435	$253,530	$170,096
Interest income	(2,255)	(485)	(3,334)	(2,571)
Interest expense, net	$96,446	$61,950	$250,196	$167,525
Interest expense for the three and nine months ended September 30, 2015 increased 58% to $98.7 million and 49% to $253.5 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to increases in our average total indebtedness to $7.2 billion during the three months ended September 30, 2015 from $4.4 billion in the comparable 2014 period and to $6.1 billion during the nine months ended September 30, 2015 from $4.1 billion in the comparable 2014 period.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $40.9 million and $41.9 million during the three and nine months ended September 30, 2015, respectively. This compares to $2.0 million and $31.7 million, respectively, during the comparable 2014 periods. These amounts relate to our various debt-related transactions in 2015 and 2014. See Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Other expense (income), net. The components of Other expense (income), net for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net gain on sale of certain early-stage drug discovery and development assets	—	(150)	—	(4,000)
Foreign currency gain, net	$(4,095)	$(6,204)	$(24,651)	$(1,933)
Equity loss (earnings) from unconsolidated subsidiaries, net	1,899	839	3,650	(6,301)
Other than temporary impairment of equity investment	—	—	18,869	—
Legal settlement	(12,500)	—	(12,500)	—
Costs associated with unused financing commitments	64,281	—	78,352	—
Other miscellaneous	506	(209)	(1,131)	(6,494)
Other expense (income), net	$50,091	$(5,724)	$62,589	$(18,728)
During the three months ended June 30, 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value.
During the three and nine months ended September 30, 2015, the Company incurred $64.3 million and $78.4 million, respectively, related to unused commitment fees primarily associated with financing for the Par acquisition.
Income tax (benefit) expense. During the three months ended September 30, 2015, we recognized an income tax benefit of $160.9 million on $964.6 million of loss from continuing operations before income tax, compared to $30.1 million of tax expense on $79.1 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to benefits resulting from current period losses from continued operations. Tax expense for the comparable 2014 period was primarily related to income from continuing operations before income tax for the period.
During the nine months ended September 30, 2015, we recognized an income tax benefit of $340.5 million on $1,084.6 million of loss from continuing operations before income tax, compared to $47.7 million of tax expense on $89.8 million of income from continuing operations before income tax during the comparable 2014 period. The tax benefit for the current period is primarily related to current period losses from continued operations combined with benefits resulting from the realization of deferred tax assets related to certain components of our AMS business, which we classified as held for sale in the first quarter 2015 and sold in the third quarter of 2015. Tax expense for the comparable 2014 period was primarily related to income from continuing operations before income tax for the period.
Discontinued operations, net of tax. As a result of our plan to sell our AMS business, which comprises the entirety of our former Devices segment, as well as our February 2014 sale of our HealthTronics business, the operating results of these businesses are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $246.8 million of loss and $632.6 million of loss, net of tax, during the three and nine months ended September 30, 2015 compared to $301.0 million and $707.1 million of loss, net of tax, in the comparable 2014 periods.

The fluctuation in Discontinued operations, before income tax during the three months ended September 30, 2015 compared to the prior period was mainly related to $470.2 million of expense in the prior period associated with mesh-related product liability claimants and a gain on the sale of the Men’s Health and Prostate Health components of the AMS business to Boston Scientific in the current period of approximately $13.6 million, partially offset by a decrease in income from operations due to the sale of the Men’s Health and Prostate Health components. The overall increase in income tax expense (benefit) of $396.9 million relates to the tax impact of underlying differences between book and tax basis of the underlying assets sold as part of the transaction.
The fluctuation in Discontinued operations, before income tax during the nine months ended September 30, 2015 compared to the prior period was mainly related to $854.6 million of expense in the prior period associated with mesh-related product liability claimants and a gain on the sale of the Men’s Health and Prostate Health components of approximately $13.6 million in the current period partially offset by an increase in impairment charges of $225.0 million and a decrease in income from operations due to the sale of the Men’s Health and Prostate Health components. The overall increase in income tax expense (benefit) of $512.6 million relates to the tax impact of the underlying differences between book and tax basis of the underlying assets sold as part of the transaction.
Net (loss) income attributable to noncontrolling interests. The Company historically owned majority controlling interests in certain entities through HealthTronics and its subsidiaries and Paladin and its subsidiaries, including Litha. In February 2015, Paladin acquired substantially all of Litha’s remaining outstanding ordinary share capital that it did not own for consideration of approximately $40 million. Additionally, prior to the sale of our HealthTronics business in February 2014, HealthTronics, Inc. owned interests in various partnerships and limited liability corporations (LLCs) where HealthTronics, Inc., as the general partner or managing member, exercised effective control. In accordance with the accounting consolidation principles, we consolidated various entities which neither we nor our subsidiaries owned 100%. Net (loss) income attributable to noncontrolling interests relates to the portion of the net income of these entities not attributable, directly or indirectly, to our ownership interests. The Company recognized $0.0 million and $0.2 million of loss during the three and nine months ended September 30, 2015 compared to $0.0 million of income and $2.9 million of income in the comparable 2014 periods as a result of the HealthTronics and Paladin transactions mentioned above.
2015 Outlook
We estimate that our 2015 total revenues will be between $3.22 billion and $3.27 billion. This estimate is based on our expectation of growth for company revenues from our core products and the full year impact of our 2014 acquisitions, as well as revenues from the acquisition of Auxilium and Par, which closed on January 29, 2015 and September 25, 2015, respectively. The estimate reflects results from the Women’s Health component of the AMS business classified as Discontinued Operations. We consistently apply our lean operating model principles to streamline general and administrative expenses, optimize commercial spend and focus research and development efforts onto lower-risk projects and higher-return investments to Endo’s current business and in the identification of value-creation from strategic acquisitions. The Company also intends to seek growth both internally and through acquisitions in order to support our objective of transforming Endo into a leading global specialty pharmaceuticals company. There can be no assurance that the Company will achieve these results.
Business Segment Results Review
As a result of the Company’s first quarter 2015 announcement of its plan to sell its AMS business, the results of our former Devices segment are included in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations. The three reportable business segments in which the Company now operates are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals and (3) International Pharmaceuticals. These segments reflect the level at which executive management regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
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
Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$304,778	$240,931	$905,198	$723,643
U.S. Generic Pharmaceuticals	367,933	319,399	1,063,221	803,467
International Pharmaceuticals (1)	73,016	93,786	226,602	190,696
Total net revenues to external customers	$745,727	$654,116	$2,195,021	$1,717,806
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.

U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pain:
Lidoderm®	$29,689	$41,602	$85,035	$117,684
Opana® ER	42,206	49,800	132,162	150,862
Percocet®	31,898	30,709	100,641	91,232
Voltaren® Gel	48,515	46,302	144,992	129,658
	$152,308	$168,413	$462,830	$489,436
Urology Retail:
Fortesta® Gel, including Authorized Generic	$11,074	$17,573	$40,102	$40,720
Testim®, including Authorized Generic	10,513	—	31,358	—
	$21,587	$17,573	$71,460	$40,720
Specialty:
Supprelin® LA	$19,095	$17,762	$53,173	$48,568
XIAFLEX®	40,000	—	107,918	—
	$59,095	$17,762	$161,091	$48,568
Branded Other Revenues	71,788	37,183	209,817	93,591
Actavis Royalty	—	—	—	51,328
Total U.S. Branded Pharmaceuticals	$304,778	$240,931	$905,198	$723,643

Pain
Net sales of Lidoderm® for the three and nine months ended September 30, 2015 decreased 29% to $29.7 million and 28% to $85.0 million, respectively, from the comparable 2014 periods. Net sales were negatively impacted by the September 16, 2013 launch of Actavis’s lidocaine patch 5%, a generic form of Lidoderm®, the May 2014 launch by the Company’s U.S. Generic Pharmaceuticals of its authorized generic of Lidoderm and the August 2015 generic launch by Mylan. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline.
Net sales of Opana® ER for the three and nine months ended September 30, 2015 decreased 15% to $42.2 million and 12% to $132.2 million, respectively, from the comparable 2014 periods. Net sales continue to be impacted by competing generic versions of the non-crush resistant formulation of Opana® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush-resistant formulation Opana® ER, our revenues could decline further.
Net sales of Percocet® for the three and nine months ended September 30, 2015 increased 4% to $31.9 million and 10% to $100.6 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to price increases.
Net sales of Voltaren® Gel for the three and nine months ended September 30, 2015 increased 5% to $48.5 million and 12% to $145.0 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to increased volumes resulting from an increased sales and marketing emphasis on the product. Subject to FDA approval, we believe one or more competing products could potentially enter the market during 2015, negatively impacting future sales of Voltaren® Gel.
Urology Retail
Net sales of Fortesta® Gel, including Authorized Generic for the three and nine months ended September 30, 2015 decreased 37% to $11.1 million and 2% to $40.1 million, respectively, from the comparable 2014 periods. These revenue decreases were primarily attributable to reduced volume of branded Fortesta® Gel sales, partially offset by the launch of the authorized generic in September 2014.
Net sales of Testim®, including Authorized Generic for the three months ended September 30, 2015 and for the period from January 29, 2015 to September 30, 2015 were $10.5 million and $31.4 million, respectively, and were a result of the acquisition of Auxilium.
Specialty
Net sales of Supprelin® LA for the three and nine months ended September 30, 2015 increased 8% to $19.1 million and 9% to $53.2 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to price increases.

Net sales of XIAFLEX® for the treatment of Peyronie’s disease and Dupuytren’s contracture for the three months ended September 30, 2015 and for the period from January 29, 2015 to September 30, 2015 were $40.0 million and $107.9 million, respectively, and were a result of the acquisition of Auxilium.
Branded Other
Net sales of Branded Other products for the three and nine months ended September 30, 2015 increased 93% to $71.8 million and 124% to $209.8 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to the acquisitions of Sumavel® and Auxilium, which we acquired in April 2014 and January 2015, respectively.
Actavis Royalty
Actavis royalty revenue decreased to zero during the three and nine months ended September 30, 2015 from the comparable 2014 periods. These revenue decreases were related to a decrease in royalty income from Actavis, under the terms of the Watson Settlement Agreement, based on Actavis's gross profit generated on sales of its generic version of Lidoderm®, which royalty commenced on September 16, 2013 and ceased in May 2014, upon Endo's launch of its Lidoderm® authorized generic by Qualitest.
U.S. Generic Pharmaceuticals. Net sales of our generic products for the three and nine months ended September 30, 2015 increased 15% to $367.9 million and 32% to $1,063.2 million, respectively, from the comparable 2014 periods. These revenue increases were primarily attributable to an additional $16.4 million and $56.0 million, respectively, of revenue due to acquisitions, including DAVA and Par, new product launches and an increase in demand for generic pain products. In addition, our revenues for the third quarter of 2015 benefited from sales incentives offered to customers in anticipation of additional competitive entrants expected in the fourth quarter of 2015. We noted through review of external data that these incentive actions did not have a significant impact on wholesaler inventories as of September 30, 2015. Although we do not expect these pricing actions to materially impact future periods, if wholesaler inventories were to exceed retail demand, we could experience reduced sales revenue in subsequent periods or product returns due to overstocking, lower end-user demand or product expiration.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and nine months ended September 30, 2015 decreased 22% to $73.0 million and increased 19% to $226.6 million, respectively, from the comparable 2014 periods. Revenues decreased during the three months ended September 30, 2015 as a result of the negative impact of foreign currency exchange rate changes and decreased sales volumes primarily due to additional competitive entrants. Revenues increased during the nine months ended September 30, 2015 mainly as a result of a full nine months of revenues from Somar, which we acquired in July 2014.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$157,478	$130,613	$486,474	$395,446
U.S. Generic Pharmaceuticals	$177,961	$139,497	$507,507	$318,528
International Pharmaceuticals	$10,884	$27,234	$31,975	$59,131
Corporate unallocated	$(129,684)	$(96,442)	$(342,260)	$(246,050)
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2015 increased 21% to $157.5 million and 23% to $486.5 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to the acquisition of Auxilium.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2015 increased 28% to $178.0 million and 59% to $507.5 million, respectively, from the comparable 2014 periods. In 2015, revenues and gross margins increased primarily due to the DAVA acquisition, the May 2014 launch of our authorized generic of Lidoderm® and overall increases in demand.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2015 decreased 60% to $10.9 million and 46% to $32.0 million, respectively, from the comparable 2014 periods. These decreases were primarily attributable to increased operating expenses associated with the expansion of our global operations.

Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three and nine months ended September 30, 2015 increased 34% to $129.7 million and 39% to $342.3 million, respectively, from the comparable 2014 periods. These increases were primarily attributable to the previously discussed increase in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment adjusted income from continuing operations before income tax:	$346,323	$297,344	$1,025,956	$773,105
Corporate unallocated costs (1)	(129,684)	(96,442)	(342,260)	(246,050)
Upfront and milestone payments to partners	(9,261)	(13,448)	(14,063)	(34,953)
Asset impairment charges	(923,607)	—	(1,000,850)	—
Acquisition-related and integration items (2)	27,688	(2,732)	(51,177)	(67,619)
Separation benefits and other cost reduction initiatives (3)	(22,669)	(7,505)	(70,256)	(17,021)
Excise tax (4)	—	1,000	—	(54,300)
Amortization of intangible assets	(121,503)	(55,368)	(333,759)	(147,798)
Inventory step-up and certain excess manufacturing costs that will be eliminated pursuant to integration plans	(42,919)	(17,364)	(131,783)	(40,089)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	—	(1,992)	(1,632)	(11,307)
Loss on extinguishment of debt	(40,909)	(2,027)	(41,889)	(31,712)
Certain litigation-related charges, net	—	(3,131)	(19,875)	(7,085)
Foreign currency impact related to the remeasurement of intercompany debt instruments	5,693	5,740	23,991	5,740
Costs associated with unused financing commitments	(64,281)	—	(78,352)	—
Acceleration of Auxilium employee equity awards at closing	—	—	(37,603)	—
Charge related to the non-recoverability of certain non-trade receivables	—	—	—	(10,000)
Net gain on sale of certain early-stage drug discovery and development assets	—	150	—	4,000
Other than temporary impairment of equity investment	—	—	(18,869)	—
Charge for an additional year of the branded prescription drug fee in accordance with IRS regulations issued in the third quarter of 2014	—	(24,972)	—	(24,972)
Other, net	10,484	(160)	7,785	(161)
Total consolidated (loss) income from continuing operations before income tax	$(964,645)	$79,093	$(1,084,636)	$89,778
__________

(1)	Corporate unallocated costs include certain corporate overhead costs, interest expense, net, and certain other income and expenses.

(2)
Acquisition-related and integration-items include costs directly associated with the closing of certain acquisitions of $52.6 million and $134.8 million, during the three and nine months ended September 30, 2015, respectively, compared to $2.7 million and $67.6 million during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, these costs were net of a benefit due to changes in the fair value of contingent consideration of $80.3 million and $83.6 million, respectively.

(3)
Separation benefits and other cost reduction initiatives include employee separation costs of $20.8 million and $58.1 million for the three and nine months ended September 30, 2015, respectively, compared to $0.8 million and $7.6 million for the three and nine months ended September 30, 2014. Also included for the nine months ended September 30, 2015 was a $7.9 million charge recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. Amounts in the comparable 2014 period primarily consisted of employee separation costs and changes in estimates related to certain cost reduction initiative accruals. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(4)	This amount represents charges related to the expense for the reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures and debt service payments. The Company continues to maintain a sufficient level of working capital, which was $839.2 million at September 30, 2015 compared to $1,930.8 million at December 31, 2014. Working capital at September 30, 2015 includes restricted cash and cash equivalents of $502.5 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. Working capital at December 31, 2014 included restricted cash and cash equivalents of $485.2 million held in Qualified Settlement Funds for mesh product liability settlement agreements.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $836.1 million at September 30, 2015 compared to $408.8 million at December 31, 2014.
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
Borrowings. At September 30, 2015, the Company’s indebtedness includes the Amended Credit Agreement with combined outstanding principal borrowings of $3,831.3 million and additional availability under $1,000.0 million of revolving credit facilities, substantially all of which is available at September 30, 2015.
The Amended Credit Agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of September 30, 2015, we were in compliance with all such covenants.
At September 30, 2015, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $5.1 billion. These notes mature between 2020 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are guaranteed on a senior unsecured basis by certain of the Company’s subsidiaries.

The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior unsecured credit agreements. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of September 30, 2015, we were in compliance with all covenants.
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
In June 2015, the Company completed the sale of 27,627,628 ordinary shares for aggregate gross proceeds of $2,300.0 million in order to finance a portion of the Par acquisition.
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
On September 25, 2015, the Company acquired Par for total consideration of $8.14 billion, including the assumption of Par debt. The consideration included 18,075,411 ordinary shares valued at $1.33 billion.
Simultaneously with the closing of the Par acquisition in September 2015, we increased our revolving capacity to an aggregate principal amount of $1,000.0 million pursuant to the Incremental Revolving Facility. In addition, we incurred an incremental term loan B facility in an aggregate principal amount of $2,800 million and repaid in full the amount outstanding under the 2014 Term Loan B Facility.
Proceeds from the issuance of the 2023 Notes, together with proceeds from the Incremental Term Loan B Facility and cash on hand were used to (i) partially fund the purchase price of the Par acquisition, as well as for repayments of indebtedness of Par and certain transaction expenses, (ii) refinance the Company’s existing 2014 Term Loan B Facility, and (iii) redeem all $499.9 million aggregate principal amount outstanding of the 7.00% Senior Notes due 2019, which redemption occurred in July 2015.
In conjunction with the sale of the Men’s Health and Prostate Health component of AMS on August 3, 2015, Boston Scientific Corporation paid $60.0 million in exchange for 60,000 shares of American Medical Systems Holdings, Inc. (AMSH) Series B Non-Voting Preferred Stock (Series B Senior Preferred Stock) sold by our subsidiary Endo Pharmaceuticals Inc. (EPI). The Series B Senior Preferred Stock, of which there are 100,000 authorized shares, is non-voting. All of the voting shares were retained by Endo.
The Series B Senior Preferred Stock has a $0.001 par value and a liquidation preference of, collectively, $1,000 per share plus an amount equal to accrued and unpaid dividends and distributions thereon (whether or not declared) to the date of such payment. Payment of the full liquidation preference to holders of the Series B Senior Preferred Stock constitutes a redemption of the Series B Senior Preferred Stock. The holder of the shares shall be entitled to cumulative cash dividends at a per annum rate of 7.25% of the liquidation preference, increasing 0.25% per year starting January 1, 2018 up to 11.50%.  The holder of these shares shall have no voting, information or governance rights except as required by law.  The holder of the shares shall have no right to convert the shares into any other security.  Any shares remaining outstanding on February 1, 2035 are mandatorily redeemable, in cash, for the liquidation preference.
While the preferred stock remains outstanding, AMS will be subject to certain affirmative and negative covenants, including an obligation to maintain assets in excess of the liquidation preference of the preferred stock, and restrictions on the sale of assets and the incurrence of certain indebtedness.
On November 6, 2015, the Company announced that it will enter into a program to repurchase up to $250 million of its ordinary shares under the previously authorized $2.5 billion 2015 Share Buyback Program. It is anticipated that the purchases will be completed by the end of 2015 and will be funded through available liquidity. The timing and actual number of shares repurchased will depend on a variety of factors including the market price of Endo's ordinary shares, regulatory, legal, and contractual requirements, corporate cash generation and other market conditions and factors.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Ba3 with a negative outlook and B+ with a stable outlook, respectively.
Working capital. The components of our working capital and our liquidity at September 30, 2015 and December 31, 2014 are below (dollars in thousands):

	September 30, 2015	December 31, 2014
Total current assets	$4,799,476	$5,080,261
Less: total current liabilities	(3,960,255)	(3,149,440)
Working capital	$839,221	$1,930,821
Current ratio	1.2:1	1.6:1
Days sales outstanding	53	48
Working capital decreased by $1,091.6 million from December 31, 2014 to September 30, 2015. This decrease related to cash used to fund the Par acquisition, an increase in the current portion of the legal settlement accrual, cash used for deferred financing costs and cash used for the purchases of property, plant and equipment. This decrease was partially offset by cash received, net of fees, from the equity and debt issuances to finance the Par acquisition, working capital acquired in the Par and Auxilium acquisitions and cash from the exercise of options.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash flow (used in) provided by:
Operating activities	$(177,432)	$232,204
Investing activities	(5,960,496)	(378,843)
Financing activities	6,570,546	312,705
Effect of foreign exchange rate	(5,260)	(1,547)
Net increase in cash and cash equivalents	$427,358	$164,519
Net cash (used in) provided by operating activities. Net cash used in operating activities was $177.4 million for the nine months ended September 30, 2015 compared to $232.2 million provided by operating activities in the comparable 2014 period.
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
The $409.6 million fluctuation in Net cash (used in) provided by operating activities for the nine months ended September 30, 2015 compared to the comparable 2014 period was primarily the result of the timing of cash collections and cash payments.
Significant pre-tax cash outlays made during 2015 include $525.9 million, representing amounts paid out of the mesh product liability Qualified Settlement Funds; $98.9 million of transaction costs paid associated with our 2015 acquisitions; $78.3 million related to unused commitment fees paid associated primarily with financing for the Par acquisition; $60.0 million of cash paid related to restructuring initiatives and $17.5 million related to a redemption fee paid of 3.5% of the aggregate principal amount of the 2019 Endo Finance Notes and the 2019 EHSI Notes.
Significant pre-tax cash outlays made during 2014 include payments to settle various litigation matters of $214.2 million, which included the Department of Justice settlement related to its investigation into the sale, marketing and promotion of Lidoderm®, $61.1 million of transaction costs paid associated with our 2014 acquisitions; $54.3 million related to the cash reimbursement of directors’ and certain employees’ excise tax liabilities pursuant to Section 4985 of the Internal Revenue Code and $28.0 million of cash paid related to restructuring initiatives.
Net cash used in investing activities. Net cash used in investing activities was $5,960.5 million for the nine months ended September 30, 2015 compared to $378.8 million used in investing activities in the comparable 2014 period.

This $5,581.7 million increase in cash used in investing activities for the nine months ended September 30, 2015 compared to the comparable 2014 period relates primarily to an increase in cash used for acquisitions in 2015 related primarily to the acquisitions of Par and Auxilium of $6,461.8 million. Cash previously held in escrow of $770.0 million was released upon the close of the Paladin transaction during the nine months ended September 30, 2014, which resulted in a corresponding cash inflow for investing activities. This amount was partially offset by an increase of $1,534.3 million in proceeds from sale of business, primarily relating to the sale of the Men’s Health and Prostate Health components of the AMS business, $509.6 million of cash released from the Qualified Settlement Funds for mesh settlements, and approximately $40 million of cash released from the escrow account associated with the acquisition of the remaining outstanding share capital of Litha during the nine months ended September 30, 2015. We also paid $526.8 million into the Qualified Settlement Funds for mesh settlements during the nine months ended September 30, 2015, resulting in a cash outflow for investing activities. Payments related to our Qualified Settlement Funds are further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Net cash provided by financing activities. Net cash provided by financing activities was $6,570.5 million for the nine months ended September 30, 2015 compared to $312.7 million provided by financing activities in the comparable 2014 period.
Items contributing to the $6,257.8 million increase in cash provided by financing activities for the nine months ended September 30, 2015 compared to the comparable 2014 period include an increase in issuance of ordinary shares of $2,300.0 million to finance the Par acquisition, an increase in proceeds from the issuance of term loans of $1,275.0 million, a decrease in principal payments on term loan indebtedness of $959.1 million, an increase in proceeds from the issuance of notes of $2,085.0 million, a decrease in the repurchase of convertible senior subordinated notes of $340.0 million, and a decrease in payments to settle ordinary share warrants of $284.5 million, partially offset by an increase in principal payments on notes of $499.9 million, a decrease in proceeds from the settlement of the hedge on convertible senior subordinated notes of $356.3 million, an increase in payments related to the issuance of ordinary shares of $62.2 million, and an increase in cash buy-outs of noncontrolling interests of $39.5 million related to the acquisition of the remaining outstanding share capital of Litha.
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
Contractual Obligations. During the nine months ended September 30, 2015, the Company increased its product liability accrual due primarily to (1) its recently becoming aware of previously unknown U.S. mesh claims, both under and outside the MSAs which the Company and AMS believe are due in large part to certain verdicts being awarded in a number of cases taken through trial by other mesh manufacturers and a resulting increase in advertising by plaintiffs' counsel seeking additional claimants; and (2) with respect to known claims under the MSAs, a decrease in the applicable reduction factor from approximately 20% to 18%. By decreasing the reduction factor from approximately 20% to 18%, and thereby increasing the product liability accrual, the Company is reflecting its current estimate that fewer claims will be excluded from the MSAs than previously anticipated. The Company will continue to monitor the situation, including with respect to any additional claims of which the Company may later become aware, and, if appropriate, make further adjustments to the applicable reduction factor and product liability accrual based on new information. For further discussion of our vaginal mesh product liability accrual see Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
As of September 30, 2015, other than the product liability accrual and debt-related transactions described above and in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion of our Amended Credit Agreement. To the extent we utilize amounts under our Amended Credit Agreement, we would be exposed to additional interest rate risk. At September 30, 2015, our Term Loan Facility includes principal amount of floating-rate debt of $3,831.3 million. Based on this amount, a 1% rise in interest rates would result in $38.3 million in incremental annual interest expense.
As of September 30, 2015 and 2014, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At September 30, 2015 and 2014, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
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
Fluctuations in foreign currency rates resulted in net gains of $4.1 million and $24.7 million, respectively, during the three and nine months ended September 30, 2015. This compares to net gains of $6.2 million and $1.9 million, respectively, during the three and nine months ended September 30, 2014.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the nine months ended September 30, 2015. Particularly as it relates to the Par acquisition, as permitted by the Securities and Exchange Commission, management has elected to exclude this acquisition from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2015. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete this integration in 2016. As such, there have been changes during the nine months ended September 30, 2015 associated with the establishment and continued integration of internal control over financial reporting with respect to these acquired companies.
Additionally, in August of 2015, the Company completed the sale of its AMS Men’s Health and Prostate Health components to Boston Scientific.  As such, there have been changes during the three months ended September 30, 2015 to the internal control over financial reporting at the remaining Women’s Health business as a result of this divestiture.
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
Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015, as supplemented by risk factors disclosed in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are incorporated into this document by reference. Except as set forth below, there have been no material changes to the risk factors disclosed therein.
We may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability.
We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability. Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisitions of the rights to certain drug products. In particular, U.S. federal prosecutors recently issued subpoenas to a pharmaceutical company seeking information about its drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies relating to post-acquisition drug-price increases. Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.
Pressure from social activist groups and future government regulations may also put downward pressure on the price of drugs, which could result in downward pressure on the prices of our products in the future.

If we fail to obtain exclusive marketing rights for our generic pharmaceutical products or fail to introduce these generic products on a timely basis, our revenues, gross margin and operating results may decline.
The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for any applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand-name drug (commonly referred to as a “Paragraph IV certification”). The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand-name drug patent(s) is often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period. A large portion of our revenues for our U.S. Generic Pharmaceuticals segment have been derived from the sales of generic drugs during such 180-day marketing exclusivity period and from the sale of other generic products for which there otherwise is limited competition. ANDAs that contain Paragraph IV certifications challenging patents, however, generally become the subject of patent litigation that can be both lengthy and costly. There is no certainty that we will prevail in any such litigation, that we will be the first-to-file and granted the 180-day marketing exclusivity period, or, if we are granted the 180-day marketing exclusivity period, that we will not forfeit such period. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants who submit Paragraph IV certifications. In addition, brand-name pharmaceutical companies often authorize a generic version of the corresponding brand-name drug to be sold during any period of marketing exclusivity that is awarded (described further below), which reduces gross margins during the marketing exclusivity period. Brand-name pharmaceutical companies may also reduce their price of their brand-name product to compete directly with generics entering the market, which would similarly have the effect of reducing gross margins. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not be granted the 180-day marketing exclusivity.

The future profitability of our U.S. Generic Pharmaceutical segment depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first-to-market (or among the first-to-market) or that otherwise can gain significant market share. The timeliness of our products is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of competing products. As additional distributors introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows, and product sales prices and gross margins decline, often significantly and rapidly. Accordingly, our revenues and future profitability are dependent, in large part, upon our ability or the ability of our development partners to file ANDAs with the FDA timely and effectively or to enter into contractual relationships with other parties that have obtained marketing exclusivity. No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful. If we or our development partners are unable to continue to timely and effectively file ANDAs with the FDA or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly, and our prospects and business may be materially adversely affected.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended September 30, 2015.
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

ENDO INTERNATIONAL PLC
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2015

Exhibit Index

Exhibit No.	Title

2.1
Agreement and Plan of Merger dated as of January 17, 2014 by and among JHP Group Holdings, Inc., Par Pharmaceutical Companies, Inc., Juniper Mergeco, Inc. and WP JHP Representative, LLC, solely in its capacity as the Representative - previously filed as an exhibit to our Current Report on Form 8-K dated January 17, 2014 and incorporated herein by reference.

10.31	License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008

10.31.1	Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 28, 2008

10.31.2	Amendment No. 2 to License and Supply Agreement, by and among Novartis AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of December 31, 2012

10.299
Incremental Amendment, dated as of September 25, 2015, by and among Endo Designated Activity Company, Endo Management Limited, Endo Luxembourg Holding Company S.à r.l., Endo Luxembourg Finance Company I S.à.r.l., as borrower, Endo LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Endo International plc on September 28, 2015)

10.300
Supplemental Indenture, dated September 30, 2015, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Anchen Incorporated, Par, Inc., Anchen Pharmaceuticals, Inc., JHP Group Holdings, Inc., JHP Acquisition, LLC, Par Sterile Products, LLC, Kali Laboratories, Inc., Innoteq, Inc., Par Laboratories Europe, Ltd., and Endo Finance IV Limited, subsidiaries of Endo DAC, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.00% Senior Notes due 2020

10.301
Counterpart to Registration Rights Agreement, dated September 30, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.00% Senior Notes due 2020

10.302
Supplemental Indenture, dated September 30, 2015, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Anchen Incorporated, Par, Inc., Anchen Pharmaceuticals, Inc., JHP Group Holdings, Inc., JHP Acquisition, LLC, Par Sterile Products, LLC, Kali Laboratories, Inc., Innoteq, Inc., Par Laboratories Europe, Ltd., and Endo Finance IV Limited, subsidiaries of Endo DAC, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022

10.303
Counterpart to Registration Rights Agreement, dated September 30, 2015, with respect to the Registration Rights Agreement, dated May 6, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022

10.304
Supplemental Indenture, dated September 30, 2015, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Anchen Incorporated, Par, Inc., Anchen Pharmaceuticals, Inc., JHP Group Holdings, Inc., JHP Acquisition, LLC, Par Sterile Products, LLC, Kali Laboratories, Inc., Innoteq, Inc., Par Laboratories Europe, Ltd., and Endo Finance IV Limited, subsidiaries of Endo DAC, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023

10.305
Counterpart to Registration Rights Agreement, dated September 30, 2015, with respect to the Registration Rights Agreement, dated June 30, 2014 by and among Endo Finance LLC and Endo Finco Inc., the Guarantors party thereto, Citigroup Global Markets Inc. and RBC Capital Markets, relating to the 5.375% Senior Notes due 2023

10.306
Supplemental Indenture, dated September 30, 2015, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Anchen Incorporated, Par, Inc., Anchen Pharmaceuticals, Inc., JHP Group Holdings, Inc., JHP Acquisition, LLC, Par Sterile Products, LLC, Kali Laboratories, Inc., Innoteq, Inc., Par Laboratories Europe, Ltd., and Endo Finance IV Limited, subsidiaries of Endo DAC, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025

10.307
Counterpart to Registration Rights Agreement, dated September 30, 2015, with respect to the Registration Rights Agreement, dated January 27, 2015 by and among Endo Finance LLC, Endo Finco Inc., Endo DAC, the Guarantors party thereto, RBC Capital Markets, LLC and Citigroup Global Markets Inc., relating to the 6.00% Senior Notes due 2025

10.308
Supplemental Indenture, dated September 30, 2015, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Anchen Incorporated, Par, Inc., Anchen Pharmaceuticals, Inc., JHP Group Holdings, Inc., JHP Acquisition, LLC, Par Sterile Products, LLC, Kali Laboratories, Inc., Innoteq, Inc., Par Laboratories Europe, Ltd., and Endo Finance IV Limited, subsidiaries of Endo DAC, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 5.75% Senior Notes due 2022

10.309
Supplemental Indenture, dated September 30, 2015, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Anchen Incorporated, Par, Inc., Anchen Pharmaceuticals, Inc., JHP Group Holdings, Inc., JHP Acquisition, LLC, Par Sterile Products, LLC, Kali Laboratories, Inc., Innoteq, Inc., Par Laboratories Europe, Ltd., and Endo Finance IV Limited, subsidiaries of Endo DAC, the Issuers, the other Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 6.000% Senior Notes due 2023

10.310	Executive Employment Agreement between Endo Health Solutions, Inc. and Paul V. Campanelli, effective as of September 25, 2015

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements