Form 10-Q
period 2016-03-31
Endo International plc
filed 2016-05-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	April 29, 2016	:	222,661,344

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Item 1A. of this document and in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, supplement, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Item 1A. of this document and in Part I, Item 1A. under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,968	$272,348
Restricted cash and cash equivalents	521,968	585,379
Marketable securities	39	34
Accounts receivable	867,829	1,014,808
Inventories, net	670,454	752,493
Prepaid expenses and other current assets	47,728	55,052
Income taxes receivable	749,917	735,901
Assets held for sale (NOTE 3)	—	36,522
Total current assets	$3,079,903	$3,452,537
MARKETABLE SECURITIES	2,441	3,855
PROPERTY, PLANT AND EQUIPMENT, NET	674,097	675,624
GOODWILL	7,424,782	7,299,354
OTHER INTANGIBLES, NET	7,354,386	7,828,942
DEFERRED INCOME TAXES	8,937	10,423
OTHER ASSETS	92,254	79,601
TOTAL ASSETS	$18,636,800	$19,350,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$303,290	$347,503
Accrued expenses	987,976	1,162,612
Current portion of legal settlement accrual	1,571,448	1,606,726
Current portion of long-term debt	335,579	328,705
Income taxes payable	8,674	8,551
Liabilities held for sale (NOTE 3)	—	20,215
Total current liabilities	$3,206,967	$3,474,312
DEFERRED INCOME TAXES	659,323	871,040
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,229,191	8,251,657
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	377,880	549,098
OTHER LIABILITIES	239,293	236,253
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued	46	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 222,657,468 and 222,124,282 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	8,703,520	8,693,385
Accumulated deficit	(2,475,084)	(2,341,215)
Accumulated other comprehensive loss	(304,358)	(384,205)
Total Endo International plc shareholders’ equity	$5,924,146	$5,968,030
Noncontrolling interests	—	(54)
Total shareholders’ equity	$5,924,146	$5,967,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,636,800	$19,350,336
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
TOTAL REVENUES	$963,539	$714,128
COSTS AND EXPENSES:
Cost of revenues	688,705	384,266
Selling, general and administrative	178,355	211,578
Research and development	41,692	17,897
Litigation-related and other contingencies, net	5,200	13,000
Asset impairment charges	129,625	7,000
Acquisition-related and integration items	12,554	34,640
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$(92,592)	$45,747
INTEREST EXPENSE, NET	116,793	73,139
LOSS ON EXTINGUISHMENT OF DEBT	—	980
OTHER INCOME, NET	(1,907)	(11,995)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(207,478)	$(16,377)
INCOME TAX BENEFIT	(118,715)	(166,869)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(88,763)	$150,492
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(45,108)	(226,210)
CONSOLIDATED NET LOSS	$(133,871)	$(75,718)
Less: Net loss attributable to noncontrolling interests	(2)	—
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(133,869)	$(75,718)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(0.40)	$0.89
Discontinued operations	(0.20)	(1.34)
Basic	$(0.60)	$(0.45)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(0.40)	$0.85
Discontinued operations	(0.20)	(1.28)
Diluted	$(0.60)	$(0.43)
WEIGHTED AVERAGE SHARES:
Basic	222,302	169,653
Diluted	222,302	176,825
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016		2015
CONSOLIDATED NET LOSS		$(133,871)		$(75,718)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(860)		$1,513
Less: reclassification adjustments for loss (gain) realized in net loss	—	(860)	—	1,513
Foreign currency translation gain (loss)		80,763		(131,348)
OTHER COMPREHENSIVE INCOME (LOSS)		$79,903		$(129,835)
CONSOLIDATED COMPREHENSIVE LOSS		$(53,968)		$(205,553)
Less: Net loss attributable to noncontrolling interests		(2)		—
Less: Other comprehensive income (loss) attributable to noncontrolling interests		56		(606)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(54,022)		$(204,947)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net loss	$(133,871)	$(75,718)
Adjustments to reconcile consolidated net loss to Net cash used in operating activities:
Depreciation and amortization	236,089	119,590
Inventory step-up	61,370	37,554
Share-based compensation	14,967	13,837
Amortization of debt issuance costs and discount	6,373	5,947
Provision for bad debts	7,311	232
Deferred income taxes	(161,301)	(164,535)
Net loss on disposal of property, plant and equipment	527	52
Change in fair value of contingent consideration	(10,688)	(808)
Loss on extinguishment of debt	—	980
Asset impairment charges	150,804	229,753
Gain on sale of business and other assets	(525)	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	142,153	(39,941)
Inventories	18,483	(10,166)
Prepaid and other assets	17,648	7,388
Accounts payable	(44,254)	6,267
Accrued expenses	(192,075)	80,034
Other liabilities	(146,938)	(223,415)
Income taxes payable/receivable	(15,898)	(76,859)
Net cash used in operating activities	$(49,825)	$(89,808)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,998)	(17,189)
Proceeds from sale of intellectual property and property, plant and equipment	2,313	—
Acquisitions, net of cash acquired	—	(911,892)
Proceeds from notes receivable	—	17
Patent acquisition costs and license fees	(13,000)	—
Proceeds from sale of business, net	4,108	4,712
Increase in restricted cash and cash equivalents	(121,031)	(172,900)
Decrease in restricted cash and cash equivalents	184,678	166,768
Net cash provided by (used in) investing activities	$31,070	$(930,484)

	Three Months Ended March 31,
	2016	2015
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	1,200,000
Principal payments on term loans	(20,750)	(11,375)
Principal payments on other indebtedness, net	(1,109)	(270)
Repurchase of convertible senior subordinated notes	—	(149,068)
Deferred financing fees	(500)	(20,482)
Payment for contingent consideration	(9,405)	(4,723)
Tax benefits of share awards	4,058	16,797
Payments of tax withholding for restricted shares	(10,272)	(11,930)
Exercise of options	1,952	18,470
Issuance of ordinary shares related to the employee stock purchase plan	1,434	1,118
Payments related to the issuance of ordinary shares	—	(2,068)
Cash buy-out of noncontrolling interests	—	(39,608)
Net cash (used in) provided by financing activities	$(34,592)	$996,861
Effect of foreign exchange rate	$2,967	$(7,861)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(50,380)	$(31,292)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,348	408,753
CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,968	$377,461
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$120,919	$170,739
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$184,678	$127,160
Other cash distributions for mesh legal settlements	$1,561	$3,815
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$—	$54
Accrual for purchases of property, plant and equipment	$1,897	$3,179
Acquisition financed by ordinary shares	$—	$1,519,318
Repurchase of convertible senior subordinated notes financed by ordinary shares	$—	$408,585
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to a fair statement of the Company’s financial position as of March 31, 2016 and the results of our operations and our cash flows for the periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The year-end Condensed Consolidated Balance Sheets data as of December 31, 2015 was derived from the audited financial statements.
Unless otherwise indicated or required by the context, references throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo International plc and its subsidiaries.
Endo International plc is an Ireland-domiciled, global specialty pharmaceutical company focused on branded and generic pharmaceuticals. Our goal is to be the premier partner to healthcare professionals and payment providers, delivering an innovative suite of branded and generic drugs to meet patients’ needs.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017 and the Company currently plans to adopt it on January 1, 2018. In addition, during March and April 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)” and ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, respectively, which clarified the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial position including possible transition alternatives.
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
In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees including: (a) require all income tax effects of awards to be recognized in the income statement, rather than in additional paid in capital, when the awards vest or are settled, (b) eliminates the requirement that excess tax benefits be realized before companies can recognize them, (c) require companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (d) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, (e) require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows and (f) elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period but all of ASU 2016-09 must be adopted in the same period. The Company is currently evaluating the impact of ASU 2016-09 on the Company’s consolidated results of operations and financial position.
NOTE 3. DISCONTINUED OPERATIONS AND HELD FOR SALE
American Medical Systems
On February 24, 2015, the Board of Directors approved a plan to sell the Company’s American Medical Systems Holdings, Inc. (AMS) business, which comprised the entirety of our former Devices segment. The AMS business was comprised of the Men’s Health and Prostate Health business as well as the Women’s Health business (referred to herein as Astora). On August 3, 2015, the Company sold the Men’s Health and Prostate Health business to Boston Scientific Corporation (Boston Scientific) for $1.65 billion, with $1.60 billion paid upfront in cash and $50.0 million in cash contingent on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health business in 2016. In addition, Boston Scientific paid $60.0 million in exchange for 60,000 shares of American Medical Systems Holdings, Inc. Series B Non-Voting Preferred Stock (Series B Senior Preferred Stock) sold by our subsidiary Endo Pharmaceuticals Inc. (EPI). On December 11, 2015, the Company redeemed all 60,000 shares of the Series B Senior Preferred Stock from Boston Scientific for $61.6 million, including accrued and unpaid dividends.
In addition to selling the Men’s Health and Prostate Health business in 2015, as of December 31, 2015 and continuing into 2016, the Company was actively pursuing a sale of the Astora business with the Company in active negotiations with multiple potential buyers. The majority of the remaining assets and liabilities of the AMS business, which were related to the Astora business, were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2015 in the Company’s Form 10-K filed with the SEC on February 29, 2016. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, were not classified as held for sale based on management’s expectation that these assets and liabilities would remain with the Company.
On February 24, 2016, the Company’s Board of Directors resolved to wind down the Company’s Astora business as it did not align with the Company’s strategic direction and to reduce the additional exposure to mesh-related product liability. The Company conducted a wind down process to transition physicians to alternative products during the first quarter of 2016. The Company ceased business operations for Astora on March 31, 2016 and exited its AMS business. As a result, as of March 31, 2016, the remaining assets and liabilities of the AMS business, which were related to the Astora business, were no longer classified as held for sale in the Condensed Consolidated Balance Sheets. In accordance with applicable accounting guidance, the Company also reclassified the Astora assets and liabilities previously presented as held for sale as of December 31, 2015 to held and used on its Condensed Consolidated Balance Sheets.
The operating results of the AMS business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

The following table provides the operating results of the Discontinued operations of AMS, net of tax for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$28,851	$118,665
Litigation related and other contingencies, net	$2,450	$5,200
Asset impairment charges	$21,179	$222,753
Loss from discontinued operations before income taxes	$(68,832)	$(229,858)
Income tax benefit	$(23,724)	$(3,648)
Discontinued operations, net of tax	$(45,108)	$(226,210)
As a result of the Astora wind down initiative announced in the first quarter of 2016, the Company incurred asset impairment charges of $21.2 million. See below for discussion of our material wind down initiatives.
The following table provides the Depreciation and amortization and Purchases of property, plant and equipment of AMS for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows from discontinued operating activities:
Net loss	$(45,108)	$(226,210)
Depreciation and amortization	$—	$11,555
Net cash used in discontinued investing activities:
Purchases of property, plant and equipment	$(138)	$(934)
Astora Restructuring
The wind down process includes a restructuring initiative implemented during the three months ended March 31, 2016, which includes the reduction of the Astora workforce consisting of approximately 250 employees. Under this restructuring initiative, separation costs are expensed over the requisite service period, if any, while retention is being expensed ratably over the respective retention period.
As a result of the Astora restructuring initiative, the Company incurred expenses of $60.7 million during the three months ended March 31, 2016, consisting of employee separation, retention and other benefit-related costs, asset impairment charges, contract termination charges and other general restructuring costs. There were no restructuring expenses related to this initiative during the three months ended March 31, 2015. The Company anticipates there will be additional pre-tax restructuring expenses of $12.8 million related to employee separation, retention and other benefit-related costs, contract termination charges, and other restructuring costs and the majority of these actions are expected to be completed by September 30, 2016, with substantially all cash payments made by the end of 2016. These restructuring costs are included in Discontinued operations in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Astora restructuring initiative is included below for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
Employee separation, retention and other benefit-related costs	$16,149
Asset impairment charges	21,179
Contract termination charges	10,224
Other wind down costs	13,121
Total	$60,673

The liability related to the Astora restructuring initiative totaled $39.0 million as of March 31, 2016 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the three months ended March 31, 2016 were as follows (in thousands):

	Employee Separation, Retention and Other Benefit-Related Costs	Contract Termination Charges	Other Restructuring Costs	Total
Liability balance as of January 1, 2016	$—	$—	$—	$—
Expenses	16,149	10,224	13,121	39,494
Cash distributions	—	—	(445)	(445)
Liability balance as of March 31, 2016	$16,149	$10,224	$12,676	$39,049
Other
During the three months ended March 31, 2016, the Company divested a component of its international business that was not individually material.
NOTE 4. RESTRUCTURING
U.S. Generic Pharmaceuticals Restructuring
2015 U.S Generic Pharmaceuticals Restructuring
In connection with the acquisition of Par Pharmaceutical Holdings, Inc. (Par) on September 25, 2015, we implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning the Company’s U.S. Generic Pharmaceuticals segment sales, sales support, management activities and staffing, which resulted in separation benefits to certain U.S. Generic Pharmaceuticals employees. The cost reduction initiatives included a reduction in headcount of approximately 6% of the U.S. Generic Pharmaceuticals workforces. Under this restructuring initiative (the 2015 U.S. Generic Pharmaceuticals restructuring initiative), separation costs are expensed over the requisite service period, if any, while retention is being expensed ratably over the respective retention period.
As a result of the 2015 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred restructuring expenses of $3.5 million during the three months ended March 31, 2016, consisting of employee separation, retention and other benefit-related costs. There were no restructuring expenses related to this initiative during the three months ended March 31, 2015. The Company anticipates there will be additional pre-tax restructuring expenses of $1.6 million related to employee separation, retention and other benefit-related costs and these actions are expected to be completed by October 31, 2016, with substantially all cash payments made by the end of 2016. In addition, the Company anticipates there will be additional pre-tax restructuring expenses of $9.8 million related to accelerated depreciation on certain assets. These restructuring costs are allocated to the U.S. Generic Pharmaceuticals segment, and are primarily included in Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the 2015 U.S. Generic Pharmaceuticals restructuring initiative totaled $17.3 million and $17.9 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, this liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the three months ended March 31, 2016 were as follows (in thousands):

Total
Liability balance as of January 1, 2016	$17,914
Expenses	3,464
Cash distributions	(4,056)
Liability balance as of March 31, 2016	$17,322
2016 U.S Generic Pharmaceuticals Restructuring
As part of the ongoing U.S. Generic Pharmaceuticals integration efforts, in May 2016 we announced a restructuring initiative to optimize our product portfolio and rationalize our manufacturing sites to expand product margins (the 2016 U.S. Generic Pharmaceuticals restructuring initiative). These measures include certain cost savings initiatives, including a reduction in headcount and the closing of the Charlotte, North Carolina manufacturing facility.
As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company expects to incur total restructuring-related expenses of approximately $200 million, consisting of asset impairment charges, charges to increase excess inventory reserves, employee separation, retention and other benefit-related costs and certain other charges. The Company anticipates these actions will be completed by September 2017, with substantially all cash payments made by the end of 2017. Under this restructuring initiative, separation costs will be expensed ratably over the requisite service period, if any. As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred pretax charges of $127.2 million during the three months ended March 31, 2016, consisting of certain intangible asset impairment charges of $100.3 million and charges to increase excess inventory reserves of $26.9 million. These charges are included in the U.S. Generic Pharmaceuticals segment, and are included in Asset impairment charges and Cost of revenues, respectively, in the Condensed Consolidated Statements of Operations.
Auxilium Restructuring
In connection with the acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium) on January 29, 2015, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning our sales, sales support, management activities and staffing, which included separation benefits to former Auxilium employees, in addition to the closing of duplicative facilities. The cost reduction initiatives included a reduction in headcount of approximately 40% of the former Auxilium workforce. For former Auxilium employees that agreed to continue employment with the Company for a merger transition period, the separation costs payable upon completion of their retention period was expensed over their respective retention period. The Company does not anticipate there will be additional material pre-tax restructuring expenses related to this initiative. The Company anticipates that substantially all employee separation, retention and other benefit-related costs cash payments relating to this initiative will be made by the end of 2016. The remainder of the cash payments will be made over the remaining lease term of Auxilium’s former corporate headquarters in Chesterbrook, Pennsylvania. These restructuring costs are included in the U.S. Branded Pharmaceuticals segment, and are primarily included in Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the Auxilium restructuring initiative totaled $8.7 million and $12.3 million at March 31, 2016 and December 31, 2015, respectively, and is included in Accrued expenses and Other liabilities in the Condensed Consolidated Balance Sheets. Changes to this accrual during the three months ended March 31, 2016 were as follows (in thousands):

	Employee Separation, Retention and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2016	$5,353	$6,910	$12,263
Cash distributions	(3,222)	(377)	(3,599)
Liability balance as of March 31, 2016	$2,131	$6,533	$8,664
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, except for Auxilium, the estimated fair values of the net assets acquired are provisional as of March 31, 2016 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates.
Auxilium Pharmaceuticals, Inc.
On January 29, 2015 (the Auxilium Acquisition Date), the Company acquired all of the outstanding shares of common stock of Auxilium, a fully integrated specialty biopharmaceutical company emerging as a leader in the men’s healthcare sector with a strategically focused product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas, in a transaction valued at $2.6 billion. The Company believed that Auxilium would be highly complementary to its branded pharmaceuticals business with significant opportunities to leverage Auxilium’s leading presence in men’s health, as well as the Company’s R&D capabilities and financial resources to accelerate the growth of Auxilium’s XIAFLEX® and its other products.
The operating results of Auxilium are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and the operating results from the acquisition date of January 29, 2015 are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.
The Company recognized no acquisition-related transaction costs associated with the Auxilium acquisition during the three months ended March 31, 2016. The Company recognized acquisition-related transaction costs associated with the Auxilium acquisition during the three months ended March 31, 2015 totaling $19.4 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.

The amounts of Auxilium Revenue and Net loss attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including January 29, 2015 to March 31, 2015 are as follows (in thousands, except per share data):

Revenue	$66,796
Net loss attributable to Endo International plc	$(50,907)
Basic net loss per share	$(0.30)
Diluted net loss per share	$(0.29)
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Auxilium had occurred on January 1, 2015 for the three months ended March 31, 2015. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2015, nor are they indicative of any future results.

Three Months Ended March 31, 2015
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$737,703
Net loss attributable to Endo International plc	$(82,582)
Basic net loss per share	$(0.49)
Diluted net loss per share	$(0.47)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Auxilium to reflect factually supportable adjustments that give effect to events that are directly attributable to the Auxilium acquisition assuming the Auxilium acquisition had occurred on January 1, 2015. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $1.1 million for the three months ended March 31, 2015. In addition, the adjustments include additional intangible amortization, net of tax, which would have been charged assuming the Company’s estimated fair value of the intangible assets. An adjustment to the amortization expense for the three months ended March 31, 2015 increased the expense by $6.9 million.
Acquisition of Par Pharmaceutical Holdings, Inc.
On September 25, 2015 (Par Acquisition Date), the Company acquired Par, a specialty pharmaceutical company that develops, licenses, manufactures, markets and distributes innovative and cost-effective pharmaceuticals with a focus on high-barrier-to-entry products that are difficult to formulate, for total consideration of $8.14 billion, including the assumption of Par debt. The consideration included the Company’s 18,069,899 ordinary shares valued at $1.33 billion.
The operating results of Par are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2016. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Par Acquisition Date, including measurement period adjustments since the fair values presented in the Company’s Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, (in thousands):

	September 25, 2015	Measurement period adjustments	September 25, 2015 (As adjusted)
Cash and cash equivalents	$215,612	$—	$215,612
Accounts and other receivables	530,664	(13,500)	517,164
Inventories	330,406	(1,849)	328,557
Prepaid expenses and other current assets	31,124	—	31,124
Deferred income tax assets, current	14,652	660	15,312
Property, plant and equipment	256,293	4,744	261,037
Intangible assets	3,627,000	(154,500)	3,472,500
Other assets	8,477	—	8,477
Total identifiable assets	$5,014,228	$(164,445)	$4,849,783
Accounts payable and accrued expenses	$551,614	$(13,500)	$538,114
Deferred income tax liabilities	1,093,779	(53,515)	1,040,264
Other liabilities	16,057	—	16,057
Total liabilities assumed	$1,661,450	$(67,015)	$1,594,435
Net identifiable assets acquired	$3,352,778	$(97,430)	$3,255,348
Goodwill	4,782,876	97,430	4,880,306
Net assets acquired	$8,135,654	$—	$8,135,654
The estimated fair value of the Par assets acquired and liabilities assumed are provisional as of March 31, 2016 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to property, plant and equipment, intangible assets, inventory, accrued expenses, deferred income taxes and income taxes payable. Accordingly, the measurement of the Par assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. During the three months ended March 31, 2016, the Company recorded a reduction of $3.8 million of expense, $3.1 million related to the amortization of intangible assets and $0.7 million related to the amortization of inventory step-up, as a result of the measurement period adjustments recorded above.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization period (in years)
Developed Technology:
VasostrictTM	$556.0	8
Aplisol®	312.4	11
Developed - Other - Non-Partnered (Generic Non-Injectable)	230.4	7
Developed - Other - Partnered (Combined)	164.4	7
Nascobal®	118.3	9
Developed - Other - Non-Partnered (Generic Injectable)	116.4	10
Other	517.9	9
Total	$2,015.8
In Process Research & Development (IPR&D):
IPR&D 2019 Launch	$401.0	n/a
IPR&D 2018 Launch	283.8	n/a
Ezetimibe	147.6	n/a
IPR&D 2016 Launch	133.3	n/a
Ephedrine Sulphate	128.6	n/a
Neostigmine vial	118.6	n/a
Other	243.8	n/a
Total	$1,456.7	n/a
Total other intangible assets	$3,472.5	n/a
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
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Par had occurred on January 1, 2015 for the three months ended March 31, 2015. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2015, nor are they indicative of any future results.

Three Months Ended March 31, 2015
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,073,372
Net loss attributable to Endo International plc	$(100,462)
Basic net loss per share	$(0.59)
Diluted net loss per share	$(0.57)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Par to reflect factually supportable adjustments that give effect to events that are directly attributable to the Par acquisition assuming the Par acquisition had occurred on January 1, 2015. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $6.8 million for the three months ended March 31, 2015. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets. An adjustment to the amortization expense for the three months ended March 31, 2015 increased the expense by $38.3 million.
Aspen Holdings
On October 1, 2015, the Company acquired a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutic areas from a subsidiary of Aspen Holdings, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries, and from GlaxoSmithKline plc (GSK) for total consideration of approximately $135.6 million. The transaction expanded the Company’s presence in South Africa.
The fair values of the net identifiable assets acquired totaled $128.7 million, resulting in goodwill of $6.9 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Aspen Holdings acquisition includes $118.4 million of intangible assets to be amortized over an average life of approximately 19 years, and inventory of $10.3 million.
The operating results of Aspen Holdings are included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2016. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. The Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 reflect the acquisition of Aspen Holdings, effective October 1, 2015.
Pro forma results of operations have not been presented because the effect of the Aspen Holdings acquisition was not material.
NOTE 6. SEGMENT RESULTS
The reportable business segments in which the Company operates are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals and (3) International Pharmaceuticals. These segments reflect the level at which the chief operating decision maker regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
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
U.S. Branded Pharmaceuticals
Our U.S. Branded Pharmaceuticals segment includes a variety of branded prescription products related to treating and managing pain as well as our urology and men’s health, endocrinology and orthopedic products. The marketed products that are included in this segment include Lidoderm®, OPANA® ER, Voltaren® Gel, Percocet®, BELBUCA™, Aveed®, Supprelin® LA, and XIAFLEX®, among others.
U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment consists of a differentiated product portfolio including high barrier-to-entry products, first-to-file or first-to-market opportunities, which are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. The product offerings of this segment include products in the pain management, urology, CNS disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others.
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
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$308,813	$284,507
U.S. Generic Pharmaceuticals	583,390	356,962
International Pharmaceuticals (1)	71,336	72,659
Total net revenues to external customers	$963,539	$714,128

Adjusted income from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$168,781	$158,794
U.S. Generic Pharmaceuticals	$211,768	$183,457
International Pharmaceuticals	$21,754	$16,567
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
In 2015, we realigned certain costs between our International Pharmaceuticals segment, U.S. Branded Pharmaceuticals segment and corporate unallocated costs based on how our chief operating decision maker currently reviews segment performance. As a result of this realignment, certain expenses included in our consolidated adjusted income (loss) from continuing operations before income tax for the three months ended March 31, 2015 have been reclassified among our various segments to conform to current period presentation. The net impact of these reclassification adjustments increased U.S. Branded Pharmaceuticals segment and corporate unallocated costs by $0.6 million and $7.6 million, respectively, with an offsetting $8.2 million decrease to International Pharmaceuticals segment costs.
There were no material revenues from external customers attributed to an individual country outside of the United States during the three months ended March 31, 2016, or 2015.

The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Total segment adjusted income from continuing operations before income tax:	$402,303	$358,818
Corporate unallocated costs (1)	(153,073)	(111,068)
Upfront and milestone payments to partners	(1,417)	(2,667)
Asset impairment charges (2)	(129,625)	(7,000)
Acquisition-related and integration items (3)	(12,554)	(34,640)
Separation benefits and other cost reduction initiatives (4)	(38,456)	(41,807)
Amortization of intangible assets	(211,669)	(95,269)
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	(68,476)	(39,916)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	—	(1,379)
Loss on extinguishment of debt	—	(980)
Impact of Voltaren® Gel generic competition	7,750	—
Certain litigation-related charges, net (5)	(5,200)	(13,000)
Costs associated with unused financing commitments	—	(11,810)
Acceleration of Auxilium employee equity awards at closing	—	(37,603)
Foreign currency impact related to the remeasurement of intercompany debt instruments	(1,255)	21,090
Other, net	4,194	854
Total consolidated loss from continuing operations before income tax	$(207,478)	$(16,377)
__________

(1)	Corporate unallocated costs include certain corporate overhead costs, interest expense, net, and certain other income and expenses.

(2)	Asset impairment charges primarily related to charges to write down intangible assets as further described in Note 9. Goodwill and Other Intangibles.

(3)
Acquisition-related and integration-items include costs directly associated with previous acquisitions of $23.2 million for the three months ended March 31, 2016 and $35.4 million for the comparable 2015 period. During 2016 and 2015, these costs are net of a benefit due to changes in the fair value of contingent consideration of $10.7 million and $0.8 million, respectively.

(4)
Separation benefits and other cost reduction initiatives include charges to increase excess inventory reserves of $26.9 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, employee separation costs of $6.8 million and other restructuring costs of $4.4 million for the three months ended March 31, 2016. Amounts in the comparable 2015 period include employee separation costs of $32.4 million and a $7.9 million charge recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(5)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies.
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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.
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
Equity and Cost Method Investments
As of March 31, 2016, we have investments that we account for using the equity or cost method of accounting totaling $9.8 million. The Company divested a joint venture investment owned through its Litha subsidiary during the three months ended March 31, 2016. The Company classified this joint venture investment as Assets held for sale as of December 31, 2015 in the accompanying Condensed Consolidated Balance Sheets.
With respect to our other equity or cost method investments, which are included in Other Assets in our Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, the Company did not recognize any other-than-temporary impairments. We considered various factors, including the operating results of our equity method investments and the lack of an unrealized loss position on our cost method investments.

Acquisition-Related Contingent Consideration
The fair value of contingent consideration liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in earnings. Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs; hence these instruments represent Level 3 measurements within the above-defined fair value hierarchy. See Recurring Fair Value Measurements below for additional information on acquisition-related contingent consideration.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$56,135	$—	$—	$56,135
Equity securities	2,480	—	—	2,480
Total	$58,615	$—	$—	$58,615
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$48,045	$48,045
Acquisition-related contingent consideration—long-term	—	—	76,466	76,466
Total	$—	$—	$124,511	$124,511
At March 31, 2016, money market funds include $56.1 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.

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

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning of period	$143,502	$46,005
Amounts acquired	—	148,100
Amounts settled	(9,474)	(4,723)
Transfers (in) and/or out of Level 3	—	—
Measurement period adjustments	—	(4,313)
Changes in fair value recorded in earnings	(10,688)	(808)
Effect of currency translation	1,171	—
End of period	$124,511	$184,261
The fair value measurement of the contingent consideration obligations was determined using risk-adjusted discount rates ranging from 6.5% to 22.0%. Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in the Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition related contingent consideration are included in Accrued expenses and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the three months ended March 31, 2016 by acquisition (in thousands):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2016
Qualitest acquisition	$1,137	$—	$(1,137)	$—	$—
Sumavel acquisition	631	—	55	—	686
Auxilium acquisition	26,435	—	3,157	(3,081)	26,511
Lehigh Valley Technologies, Inc. acquisitions	97,003	—	(12,710)	(6,393)	77,900
Other	18,296	—	1,118	—	19,414
Total	$143,502	$—	$(9,517)	$(9,474)	$124,511
The following is a summary of available-for-sale securities held by the Company at March 31, 2016 and December 31, 2015 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2016
Money market funds	$56,135	$—	$—	$56,135
Total included in cash and cash equivalents	$—	$—	$—	$—
Total included in restricted cash and cash equivalents	$56,135	$—	$—	$56,135
Equity securities	$26	$13	$—	$39
Total other short-term available-for-sale securities	$26	$13	$—	$39
Equity securities	$1,766	$675	$—	$2,441
Long-term available-for-sale securities	$1,766	$675	$—	$2,441

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Money market funds	$51,145	$—	$—	$51,145
Total included in cash and cash equivalents	$3	$—	$—	$3
Total included in restricted cash and cash equivalents	$51,142	$—	$—	$51,142
Equity securities	$24	$10	$—	$34
Total other short-term available-for-sale securities	$24	$10	$—	$34
Equity securities	$1,766	$2,089	$—	$3,855
Long-term available-for-sale securities	$1,766	$2,089	$—	$3,855
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Three Months Ended March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain Astora property, plant and equipment (Note 3)	$—	$—	$—	$(4,892)
Certain U.S. Generic Pharmaceuticals intangible assets (Note 9)	—	—	45,522	(129,625)
Certain Astora intangible assets (Note 3)	—	—	—	(16,287)
Total	$—	$—	$45,522	$(150,804)
NOTE 8. INVENTORIES
Inventories consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials (1)	$206,404	$210,038
Work-in-process (1)	134,017	177,821
Finished goods (1)	330,033	364,634
Total	$670,454	$752,493
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At March 31, 2016 and December 31, 2015, $26.5 million and $24.9 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets.

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2016 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Balance as of December 31, 2015:
Goodwill	$1,676,276	$5,789,934	$592,424	$8,058,634
Accumulated impairment losses	(673,500)	—	(85,780)	(759,280)
Balance as of December 31, 2015	$1,002,776	$5,789,934	$506,644	$7,299,354
Measurement period adjustments	—	97,430	435	97,865
Effect of currency translation on gross balance	—	—	29,485	29,485
Effect of currency translation on accumulated impairment	—	—	(1,922)	(1,922)
Balance as of March 31, 2016:
Goodwill	$1,676,276	$5,887,364	$622,344	$8,185,984
Accumulated impairment losses	(673,500)	—	(87,702)	(761,202)
	$1,002,776	$5,887,364	$534,642	$7,424,782

Other Intangible Assets
The following is a summary of other intangibles held by the Company at March 31, 2016 and December 31, 2015 (in thousands):

Cost basis:	Balance as of December 31, 2015	Acquisitions (1)	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of March 31, 2016
Indefinite-lived intangibles:
In-process research and development	$1,742,880	$(114,200)	$(55,100)	$(3,821)	$3,027	$1,572,786
Total indefinite-lived intangibles	$1,742,880	$(114,200)	$(55,100)	$(3,821)	$3,027	$1,572,786
Definite-lived intangibles:
Licenses (weighted average life of 10 years)	$676,867	$—	$—	$—	$—	$676,867
Customer relationships (weighted average life of 15 years)	11,318	—	(11,318)	—	—	—
Tradenames (weighted average life of 12 years)	7,537	—	—	—	(5)	7,532
Developed technology (weighted average life of 12 years)	6,731,573	(32,300)	(89,525)	1,862	31,986	6,643,596
Total definite-lived intangibles (weighted average life of 11 years)	$7,427,295	$(32,300)	$(100,843)	$1,862	$31,981	$7,327,995
Total other intangibles	$9,170,175	$(146,500)	$(155,943)	$(1,959)	$35,008	$8,900,781

Accumulated amortization:	Balance as of December 31, 2015	Amortization	Impairments	Other	Effect of Currency Translation	Balance as of March 31, 2016
Indefinite-lived intangibles:
In-process research and development	$—	$—	$—	$—	$—	$—
Total indefinite-lived intangibles	$—	$—	$—	$—	$—	$—
Definite-lived intangibles:
Licenses	$(508,225)	$(14,881)	$—	$—	$—	$(523,106)
Customer relationships	(7,858)	—	7,858	—	—	—
Tradenames	(6,544)	(22)	—	—	—	(6,566)
Developed technology	(818,606)	(196,766)	2,173	322	(3,846)	(1,016,723)
Total definite-lived intangibles	$(1,341,233)	$(211,669)	$10,031	$322	$(3,846)	$(1,546,395)
Total other intangibles	$(1,341,233)	$(211,669)	$10,031	$322	$(3,846)	$(1,546,395)
Net other intangibles	$7,828,942					$7,354,386
__________

(1)	Includes measurement period adjustments relating to the Par acquisition, partially offset by the capitalization of payments relating to XIAFLEX®.

(2)
Includes the impairment of certain intangible assets of our U.S. Generic Pharmaceuticals segment of approximately $129.6 million, and the impairment of certain intangible assets in connection with the wind down of our Astora business, with a net impairment of approximately $16.3 million, which is reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016. See Note 3. Discontinued Operations and Held for Sale for further information relating to the Astora wind down.

(3)	Includes the sale of certain intangible assets in our International Pharmaceuticals segment, partially offset by certain IPR&D assets totaling $3.8 million being placed into service.

Amortization expense for the three months ended March 31, 2016 and 2015 totaled $211.7 million and $95.3 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2015 is as follows (in thousands):

2016	$807,613
2017	$690,977
2018	$609,018
2019	$549,786
2020	$522,080
Changes in the gross carrying amount of our other intangibles for the three months ended March 31, 2016 were as follows (in thousands):

Gross Carrying Amount
December 31, 2015	$9,170,175
Impairment of certain Astora intangible assets	(26,318)
Capitalization of payments relating to XIAFLEX®	8,000
Sale of certain International Pharmaceuticals intangible assets	(1,959)
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(129,625)
Measurement period adjustments relating to acquisitions closed during 2015	(154,500)
Effect of currency translation	35,008
March 31, 2016	$8,900,781
Impairments
U.S. Generic Pharmaceuticals Segment
During the three months ended March 31, 2016, the Company identified certain market and regulatory conditions impacting the commercial potential of certain indefinite and definite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying value of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million during the first quarter of 2016. In addition, the Company recognized pre-tax, non-cash asset impairment charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.
NOTE 10. LICENSE AND COLLABORATION AGREEMENTS
Our subsidiaries have entered into certain license, collaboration and discovery agreements with third parties for product development. These agreements require our subsidiaries to share in the development costs of such products and the third parties grant marketing rights to our subsidiaries for such products.
The Company and its subsidiaries are generally required to make upfront payments as well as other payments upon successful completion of regulatory or sales milestones. In addition, these agreements generally require our subsidiaries to pay royalties on sales of the products arising from these agreements. These agreements generally permit termination by our subsidiaries with no significant continuing obligation.
Novartis AG, Novartis Consumer Health, Inc. and Sandoz, Inc.
The Company has exclusive U.S. marketing rights to Voltaren® Gel (Voltaren® Gel) pursuant to a License and Supply Agreement entered into in 2008 with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) (the 2008 Voltaren® Gel Agreement). Effective March 1, 2015, Novartis Consumer Health, Inc. assigned the 2008 Voltaren® Gel Agreement to its affiliate, Sandoz, Inc. On December 11, 2015, the Company, Novartis AG and Sandoz entered into a new License and Supply Agreement (as amended and in effect the 2015 Voltaren® Gel Agreement) effectively renewing our exclusive U.S. marketing and license rights to commercialize Voltaren® Gel (the Branded Licensed Product) and granting the Company the exclusive right to launch an authorized generic of Voltaren® Gel (the Generic Licensed Product, and, together with the Branded Licensed Product, the Licensed Product). Pursuant to the 2015 Voltaren® Gel Agreement, the former 2008 Voltaren® Gel Agreement will expire on June 30, 2016 in accordance with its terms. The 2015 Voltaren® Gel Agreement will become effective on July 1, 2016 and will be accounted for as a business combination as of the effective date. The initial term of the 2015 Voltaren® Gel Agreement will expire on June 30, 2023 with an automatic extension of the term for one year thereafter unless a written notice of non-extension is provided at least six months in advance of termination. Voltaren® Gel royalties incurred during the three months ended March 31, 2016 and 2015 were $7.0 million and $7.5 million, respectively, representing minimum royalties pursuant to the 2008 Voltaren® Gel Agreement.
Under the 2008 Voltaren® Gel Agreement, the Company agreed (i) to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the 2008 Voltaren® Gel Agreement (2008 Guaranteed Minimum Annual Royalty Payment), (ii) to expend a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of Voltaren® Gel and (iii) to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners (Details), each subject to certain limitations set forth in the 2008 Voltaren® Gel Agreement, including the requirement that a third party generic equivalent product is not launched. Under the 2015 Voltaren® Gel Agreement, the Company agreed to make certain guaranteed minimum annual royalty payments (2015 Guaranteed Minimum Annual Royalty Payment) subject to certain limitations set forth in the 2015 Voltaren® Gel Agreement, including the requirement that a third party generic equivalent product is not launched. In March 2016, Amneal Pharmaceuticals LLC (Amneal) launched a generic equivalent of Voltaren® Gel and, therefore, the Company’s obligations to make the 2008 Guaranteed Minimum Annual Royalty Payment, to expend A&P Expenditures and to perform Details for the remainder of the term of the 2008 Voltaren® Gel Agreement terminated as of the date of the launch of the generic equivalent product by Amneal.  In addition, the Company’s obligation to make the 2015 Guaranteed Minimum Annual Royalty Payment also terminated. Amounts incurred for such A&P Expenditures during the three months ended March 31, 2016 and 2015 were $2.2 million and $0.8 million, respectively.
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
Under the BioSpecifics Agreement, we are responsible, at our own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. BioSpecifics is currently conducting exploratory clinical trials evaluating XIAFLEX® as a treatment for a number of conditions, including lipomas in humans and uterine fibroids. The Company has the option to license development and marketing rights to these indications based on a full analysis of the data from the clinical trials, which would transfer responsibility for the future development costs to the Company and trigger opt-in payments and potential future milestone and royalty payments to BioSpecifics.
The BioSpecifics Agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or twelve years from the effective date. Either party may terminate the BioSpecifics Agreement as a result of the other party’s breach or bankruptcy. We may terminate the BioSpecifics Agreement with 90 days’ written notice.
We must pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics Agreement. This royalty applies to net sales by the Company or its sublicensees, including Actelion Pharmaceuticals Ltd (Actelion), Asahi Kasei Pharma Corporation (Asahi Kasei) and Swedish Orphan Biovitrum AB (Sobi). We are also obligated to pay a percentage of any future regulatory or commercial milestone payments received from such sublicensees. In addition, the Company and its affiliates pay BioSpecifics an amount equal to a specified mark-up on certain cost of goods related to supply of XIAFLEX® (which mark-up is capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX®) for products sold by the Company and its affiliates.
NOTE 11. DEBT
The following table presents the carrying amounts of the Company’s total indebtedness at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs
7.25% Senior Notes due 2022	$400,000	$(12,127)	$400,000	$(12,535)
5.75% Senior Notes due 2022	700,000	(9,739)	700,000	(10,088)
5.375% Senior Notes due 2023	750,000	(10,206)	750,000	(10,511)
6.00% Senior Notes due 2023	1,635,000	(26,968)	1,635,000	(27,694)
6.00% Senior Notes due 2025	1,200,000	(22,245)	1,200,000	(22,713)
Term Loan A Facility Due 2019	1,003,750	(12,616)	1,017,500	(13,831)
Term Loan B Facility Due 2021	2,793,000	(48,213)	2,800,000	(49,900)
Revolving Credit Facility	225,000	—	225,000	—
Other debt	134	—	134	—
Total long-term debt, net	$8,706,884	$(142,114)	$8,727,634	$(147,272)
Less current portion, net	335,579	—	328,705	—
Total long-term debt, less current portion, net	$8,371,305	$(142,114)	$8,398,929	$(147,272)
The total fair value of the Company’s Total long-term debt, net at March 31, 2016 and December 31, 2015, was $8.4 billion and $8.6 billion, respectively.
The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
There were $225.0 million in revolving loans at March 31, 2016. We have $773.0 million of remaining credit available through the revolving credit facilities as of March 31, 2016.
The Company’s credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of March 31, 2016, we were in compliance with all such covenants.
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
Teikoku Seiyaku Co., Ltd.
Under the terms of the Company's agreement (the Teikoku Agreement) with Teikoku Seiyaku Co. Ltd. (Teikoku), during the three months ended March 31, 2016 and 2015, we recorded $3.8 million and $5.0 million of royalties to Teikoku, respectively. These amounts were included in our Condensed Consolidated Statements of Operations as Cost of revenues. At March 31, 2016, $3.8 million was recorded as a royalty payable and included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.
The Teikoku Agreement will not expire until December 31, 2021, unless terminated in accordance with its terms. After December 31, 2021, the Teikoku Agreement shall be automatically renewed on the first day of January each year unless terminated in accordance with its terms. Either party may terminate the Teikoku Agreement, following a 45-day cure period, in the event that the Company fails to issue firm purchase orders for the annual minimum quantity for each year after 2017. The Company is the exclusive licensee for any authorized generic for Lidoderm® until August 15, 2017.
Noramco, Inc.
Pursuant to the terms of the Company’s 2012 agreement with Noramco, the Company made payments to Noramco during the three months ended March 31, 2016 and 2015 totaling $8.4 million and $6.5 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Statements of Operations.
Grünenthal GmbH
Pursuant to the terms of the Company’s December 2007 License, Development and Supply Agreement with Grünenthal, the Company made payments to Grünenthal during the three months ended March 31, 2016 and 2015 totaling $7.2 million and $7.5 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Statements of Operations.
Legal Proceedings
We and certain of our subsidiaries are involved in various claims, legal proceedings and governmental investigations that arise from time to time in the ordinary course of our business, including those relating to product liability, intellectual property, regulatory compliance and commercial matters. These and other matters that are not being disclosed herein are, in the opinion of our management, immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows. If and when such matters, in the opinion of our management, become material either individually or in the aggregate, we will disclose such matters. While we cannot predict the outcome of these legal proceedings and we intend to defend vigorously our position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.
As of March 31, 2016, our reserve for loss contingencies totaled $1.95 billion, of which $1.90 billion relates to our product liability accrual for vaginal mesh cases. We had previously announced that we had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by our AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various U.S. federal and state courts, as well as in Canada and other countries, alleging personal injury resulting from the use of certain of our products and the products of our subsidiaries. These matters are described below in more detail.
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
In January 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for POP and of single incision mini-slings for urinary incontinence, such as our AMS subsidiary, to conduct post-market safety studies and to monitor adverse event rates relating to the use of these products. AMS received a total of 19 class-wide post-market study orders regarding its pelvic floor repair and mini-sling products; however, the FDA agreed to place 16 of these study orders on hold for a variety of reasons. AMS commenced three of these post-market study orders; however, it recently notified the FDA of its termination of these studies and is in the process of winding them down in connection with the wind down of our Astora business.
Since 2008, we and certain of our subsidiaries, including AMS and/or Astora, have been named as defendants in multiple lawsuits in the U.S. in various state courts and in a multidistrict litigation (MDL) in the Southern District of West Virginia (MDL No. 2325), in Canada, where various class action and individual complaints are pending, and in other countries alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.
We and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) and other settlement agreements regarding settling up to approximately 49,000 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs, which were executed at various times since June 2013, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of Qualified Settlement Funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm party to the MSA. If certain participation thresholds are not met, then we will have the right to terminate the settlement with that law firm. In addition, one agreement gives us a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in QSFs are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating the validity of the claim, a full release and a dismissal of the entire action or claim as to all AMS parties and affiliates. Prior to receiving funds, an individual claimant shall represent and warrant that liens, assignment rights or other claims that are identified in the claims administration process have been or will be satisfied by the individual claimant. The amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlement, shall be kept confidential by all parties and their counsel.
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
As of the date of this report, we believe that the current product liability accrual includes all known claims for which liability is probable and estimable. In order to evaluate whether a mesh claim is probable of a loss, we must obtain and evaluate certain information pertaining to each individual claim, including but not limited to the following items: the name and social security number of the plaintiff, evidence of an AMS implant, the date of implant, the date the claim was first asserted to AMS, the date that plaintiff’s counsel was retained, and most importantly, medical records establishing the injury alleged. Without access to at least this information and the opportunity to evaluate it, we are not in a position to determine whether a loss is probable for such claims. It is currently not possible to determine the validity or outcome of any additional or potential claims and such claims may result in additional losses that could have a material adverse effect on our business, financial condition, results of operations and cash flow. We will continue to monitor the situation, including with respect to any additional claims of which we may later become aware, and, if appropriate, make further adjustments to the product liability accrual based on new information.

The following table presents the changes in the vaginal mesh QSFs and product liability balance during the three months ended March 31, 2016 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2015	$578,970	$2,086,176
Additional charges	—	2,450
Cash distributions to Qualified Settlement Funds	120,919	—
Cash distributions to settle disputes from Qualified Settlement Funds	(184,678)	(184,678)
Cash distributions to settle disputes	—	(1,561)
Balance as of March 31, 2016	$515,211	$1,902,387
Approximately $1.53 billion of the total liability amount shown above is classified as Current portion of legal settlement accrual, with the remainder to be paid over time in accordance with the MSA agreements and classified as Long-term legal settlement accrual, less current portion, net in the March 31, 2016 Condensed Consolidated Balance Sheets. Charges related to vaginal mesh product liability for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
We expect to fund the payments under all current settlement agreements over the course of the next two years, with completion by December 31, 2017. As the funds are disbursed out of the QSFs from time to time, the product liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the product liability accrual but will not decrease restricted cash and cash equivalents.
In addition, we have been contacted regarding a civil investigation that has been initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and have subsequently received additional subpoenas from other states. We are currently cooperating with this investigation. At this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Testosterone Cases. We and certain of our subsidiaries, including EPI and Auxilium Pharmaceuticals, Inc. (Auxilium), along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel, Delatestryl®, Testim®, TESTOPEL® and Striant®. Plaintiffs in these suits allege various personal injuries, including pulmonary embolism, stroke and other vascular and/or cardiac injuries and seek compensatory and/or punitive damages, where available. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI and Auxilium that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against us. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interest. As of April 29, 2016, approximately 1,111 cases are currently pending against us; some of which may have been filed on behalf of multiple plaintiffs, and including a class action complaint filed in Canada.
In November 2015, the U.S. District Court for the Northern District of Illinois entered an order granting defendants’ motion to dismiss claims involving certain testosterone products that were approved pursuant to abbreviated new drug applications, including TESTOPEL®. Plaintiffs filed a motion for reconsideration and clarification of this order. In March 2016, the District Court granted plaintiffs’ motion in part and entered an order permitting certain claims to go forward to the extent they are based on allegations of fraudulent off-label marketing.
In November 2014, a civil class action complaint was filed in the Northern District of Illinois against EPI, Auxilium, and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payers that had paid for certain testosterone products, alleging that the marketing efforts of EPI, Auxilium, and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil Racketeer Influenced and Corrupt Organizations Act claims. Further, the complaint alleges that EPI, Auxilium, and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products and raises other state law claims. In March 2015, defendants filed a motion to dismiss the complaint and plaintiffs responded by filing amended complaints. In February 2016, the District Court granted in part and denied in part defendants’ motion to dismiss. The

District Court declined to dismiss plaintiffs’ claims for conspiracy to commit racketeering activity in violation of 18 U.S.C. §1962(d) and claims for negligent misrepresentation. In April 2016, plaintiffs filed a third amended complaint. In October 2015, a similar civil class action complaint was filed against EPI and other defendant manufacturers in the Northern District of Illinois. Similar litigation may be brought by other plaintiffs. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any, but we will explore all options as appropriate in our best interest.
Qualitest Pharmaceuticals Civil Investigative Demands
In April 2013, our subsidiaries, EPI and Qualitest, received Civil Investigative Demands (CIDs) from the U.S. Attorney’s Office for the Southern District of New York. The CIDs request documents and information regarding the manufacture and sale of chewable fluoride tablets and other products sold by Qualitest. EPI and Qualitest reached a resolution of potential claims of the federal government and numerous states related to the manufacture and sale of certain chewable fluoride tablets that were the subject of these CIDs. In December 2015, that settlement with the federal government was approved by the U.S. District Court for the Southern District of New York. In February 2016, the settlement with the states was approved by the District Court. All settlement amounts pursuant to these agreements have been paid as of March 31, 2016.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against certain of our subsidiaries, EPI, Qualitest and Boca, and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the court ordered judgment for Defendants on their exception for no right of action. The case is currently on appeal to the Louisiana Court of Appeals, First District.
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
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including our subsidiaries, Endo Health Solutions Inc. (EHSI) and EPI, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. In June 2014, the case was removed to the U.S. District Court for the Northern District of Illinois. In December 2014, defendants moved to dismiss the Amended Complaint and in May 2015, the District Court issued an order granting that motion in part, dismissing the case as to EHS and EPI. In August 2015, plaintiff filed its Second Amended Complaint against multiple defendants, including EPI and ESHI. In November 2015, defendants moved to dismiss the Second Amended Complaint.
In May 2014 and in June 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including our subsidiaries EHSI and EPI. The complaint asserts violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including OPANA®. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, and attorneys’ fees and costs. Defendants, which include our subsidiaries, filed various motions attacking the pleadings, including one requesting that the Superior Court refrain from proceeding under the doctrines of primary jurisdiction and equitable abstention. That motion was granted in August 2015, and the case has been stayed pending further proceedings and findings by the FDA.
In December 2015, a lawsuit was filed in the Chancery Court of the First Judicial District of Hinds County, Mississippi by the State of Mississippi against multiple defendants, including our subsidiaries EHSI and EPI. The complaint alleges violations of Mississippi’s Consumer Protection Act and various other claims arising out of defendants’ alleged opioid sales and marketing practices. Plaintiff seeks declaratory relief, restitution, civil penalties, abatement, an injunction, and attorneys’ fees and costs. In March 2016, defendants moved to dismiss the complaint.
In September 2013, our subsidiaries EPI and EHSI received a subpoena from the State of New York Office of Attorney General seeking documents and information regarding the sales and marketing of OPANA®. In February 2016, EPI and EHSI agreed with the State of New York Office of Attorney General to an Assurance of Discontinuance pursuant to the provisions of New York law, whereby EPI and EHSI agreed to modify certain business practices related to the marketing and sale of OPANA®, as well as to pay certain monetary penalties. The cost of those penalties has been incorporated into our legal loss contingency reserve.

In September 2014, our subsidiaries EPI and EHSI received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER. We are currently cooperating with the State of Tennessee Office of the Attorney General and Reporter in this investigation.
In August 2015, our subsidiaries EPI and EHSI received a subpoena from the State of New Hampshire Office of the Attorney General seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER. We were cooperating with the State of New Hampshire Office of the Attorney General in its investigation until we learned that it was being assisted in the investigation by outside counsel hired on a contingent fee basis. The New Hampshire Attorney General initiated an action in the Superior Court for the State of New Hampshire to enforce the subpoena despite this contingent fee arrangement, and we (along with other companies that had received similar subpoenas) responded by filing a motion for protective order to preclude the use of contingent fee counsel. In addition, we filed a separate motion seeking declaratory relief. In March 2016, the Superior Court granted the motion for protective order on the grounds that the contingent fee agreement was invalid as ultra vires and that the office of the Attorney General had acted outside of its statutory authority in entering into the agreement with the contingent fee counsel. At this time, it is uncertain whether the Attorney General will be able to proceed with contingent fee counsel.
In March 2016, EPI and EHSI received a CID from the Department of Justice for the State of Oregon seeking documents and information regarding the sales and marketing of OPANA® ER. We are currently cooperating with the State of Oregon in its investigation.
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
The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order in April 2014 transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California. The cases are in the discovery phase of the litigation in accordance with the pre-trial schedule. Trial is currently scheduled to begin in 2017. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of California as tag-along actions to In Re Lidoderm Antitrust Litigation.
Multiple direct and indirect purchasers of OPANA® ER have filed cases against our subsidiaries EHSI and EPI, and other pharmaceutical companies, including Penwest Pharmaceuticals Co., which we subsequently acquired, and Impax Laboratories Inc. (Impax), all of which have been transferred and coordinated for pretrial proceedings in the Northern District of Illinois by the Judicial Panel on Multidistrict Litigation. Some of these cases have been filed on behalf of putative classes of direct and indirect purchasers, while others have been filed on behalf of individual retailers. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of the re-formulation of OPANA® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In February 2016, the District Court issued orders (i) denying defendants’ motion to dismiss the claims of the direct purchasers, (ii) denying in part and granting in part defendants’ motion to dismiss the claims of the indirect purchasers and (iii) granting defendants’ motion to dismiss the complaints filed by certain retailers, but giving them permission to file amended complaints, which they have done. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation.
In February 2014, our subsidiary, EPI received a CID (the February 2014 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second CID to EPI in March 2014 (the March 2014 CID). The February 2014 CID requested documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and its settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of OPANA® ER and Lidoderm®. The March 2014 CID requested documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of OPANA® ER. The FTC also issued subpoenas for investigational hearings (similar to depositions) to our employees and former employees. In March 2016, the FTC filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against us and our subsidiary EPI, as well as against Allergan, Impax, and Teikoku, alleging generally that the settlement agreements with Actavis and Impax, respectively, constituted, in whole or part, unfair methods of competition in violation Section 5(a) of the FTC Act, 15 U.S.C. § 45(a). The FTC also alleges that one provision of the agreement with Actavis violated Section 7 of the Clayton Act, 15 U.S.C. § 18. The complaint seeks injunctive and declaratory relief and other remedies, including restitution and disgorgement.
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
In February 2015, EPI and EHSI received a CID for Production of Documents and Information from the State of Alaska Office of Attorney General issued pursuant to Alaska’s Antitrust and Unfair Trade Practices and Consumer Protection law seeking documents and other information concerning settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation as well as information concerning EPI’s settlement agreement with Actavis settling the Lidoderm patent litigation, as well as information concerning the marketing and sales of Lidoderm.
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
In January 2009, the FTC filed a lawsuit against our subsidiary, Par, in the U.S. District Court for the Central District of California, which was subsequently transferred to the U.S. District Court for the Northern District of Georgia, and which alleged violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of AndroGel®. The FTC complaint generally seeks a finding that Par’s settlement agreement violates Section 5(a) of the Federal Trade Commission Act, and a permanent injunction against Par’s ability to engaged in certain types of patent settlements in the future. Beginning in February 2009, certain private plaintiffs, including distributors and retailers, filed similar litigation. Generally, the private plaintiff suits seek equitable relief, unspecified damages and costs.
In February 2010, the District Court granted a motion to dismiss the FTC’s claims and granted in part and denied in part a motion to dismiss the claims of the private plaintiffs. In April 2012, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s decision on the motion to dismiss the FTC’s claims. In September 2012, the District Court granted a motion for summary judgment against the private plaintiffs’ claims of sham litigation. In July 2013, the Supreme Court of the U.S. reversed the Court of Appeals’ and District Court’s decisions and remanded the case to the District Court for further proceedings. We intend to contest this litigation vigorously and to explore all options as appropriate in our best interest.
In February 2015, Par received a CID from the Office of the Attorney General for the State of Alaska seeking production of certain documents and information regarding Par’s settlement of the AndroGel® patent litigation as well as documents produced in the on-going litigation filed by the FTC.
We are currently cooperating with the DOJ, the State of Florida Office of the Attorney General, the State of Alaska Office of the Attorney General and the State of South Carolina Office of the Attorney General in their respective investigations. Investigations similar to these antitrust matters described above may be brought by others. We are unable to predict the outcome of these investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in our best interest.
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
Pricing Matters
In March 2016, EPI received a CID from the U.S. Attorney’s Office for the Southern District of New York. The CID requests documents and information regarding contracts with Pharmacy Benefit Managers regarding Frova®. We are currently cooperating with this investigation. We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interest.
Beginning in January 2016, several complaints, including multiple class action complaints, have been filed in the Philadelphia Court of Common Pleas and the U.S. Court for the Eastern District of Pennsylvania against us and certain of our subsidiaries, including Par, along with other manufacturers of certain generic pharmaceutical products, seeking compensatory and punitive or treble damages, as well as injunctive relief and alleging that certain marketing and pricing practices by the defendant companies violated state law, including consumer protection law and/or federal and state antitrust laws. Additional similar claims may be brought by other plaintiffs in various jurisdictions.
In December 2015, EPI received Interrogatories and Subpoena Duces Tecum from the State of Connecticut Office of Attorney General requesting information regarding pricing of certain of its generic products, including Doxycycline Hyclate, Amitriptyline Hydrochloride, Doxazosin Mesylate, Methotrexate Sodium and Oxybutynin Chloride. We are currently cooperating with this investigation.
We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interest.
Megace ES® (megestrol acetate oral suspension) Cases
In September 2011, our subsidiary, Par, along with EDT Pharma Holdings Ltd. (Elan) (now known as Alkermes Pharma Ireland Limited), filed a complaint against TWi Pharmaceuticals, Inc. (TWi) in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. A bench trial was held in October 2013, and in February 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the 7,101,576 patent invalid for obviousness. Par appealed. In August 2014, the District Court issued a preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the appeal. In December 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. In March 2015, the District Court issued another preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand. In July 2015, the District Court issued a new decision in favor of TWi, finding all of the asserted claims invalid, and TWi launched its generic product.  Par appealed again, and in December 2015, the District Court’s decision in favor of TWi was affirmed without opinion. On February 22, 2016, TWi moved the District Court to recover its lost profits, which TWi alleges in the amount of $16 million, resulting from the previous injunctions to which the District Court subjected TWi, as well as attorneys’ fees and costs. Par has opposed TWi’s motion. We believe that a loss is probable and we have incorporated our best estimate of this loss into our reserve for loss contingencies. It is possible that the outcome of this matter could result in an additional loss above the amount reserved.
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
Paragraph IV Certifications on OPANA® ER
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering OPANA® ER (oxymorphone hydrochloride extended-release tablets CII). In December 2012, EPI filed a complaint against Actavis (now Allergan) in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of OPANA® ER. In May 2013 and June 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant OPANA® ER: Roxane Laboratories, Inc. (Roxane) and Ranbaxy Laboratories Limited (Ranbaxy). Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of OPANA® ER. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York. In August 2015, the District Court ruled that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The District Court also ruled that the defendants failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid, enjoined the defendants from launching their generic products until the expiration of those patents and directed Actavis to withdraw its generic product within 60 days. In October 2015, the District Court tolled the 60 day period until it decided two pending post-trial motions. In April 2016, the District Court issued an order upholding its August 2015 ruling in EPI’s favor and confirming the prior injunction against the manufacture or sale of the generic version of the non-crush-resistant OPANA® ER currently offered by Actavis, the U.S. generics business of Allergan, and the additional approved but not yet marketed generic version of the product developed by Roxane. The time for appealing the ruling has not yet expired and we expect the defendants to appeal. We intend to continue vigorously asserting our intellectual property rights and to oppose any such appeal.
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
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), ThoRx Laboratories, Inc. (ThoRx), Allergan, Impax and Ranbaxy, advising of the filing by each such company of an ANDA for a generic version of the formulation of OPANA® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 8,075,872, 8,114,383, 8,192,722, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of OPANA® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of OPANA® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. We intend, and have been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of OPANA® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant OPANA® ER, including enforcement of the product’s intellectual property rights and approved labeling. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York against the remaining filers. In August 2015, the District Court issued an Opinion holding that all defendants infringed the claims of U.S. Patent Nos. 8,309,060, 8,309,122 and 8,329,216. The Opinion also held that the defendants had shown that U.S. Patent No. 8,309,060 was invalid, but that the defendants had failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid. The District Court also issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent Nos. 8,309,122 and 8,329,216. The time for appealing that Opinion and Order has not yet expired and we expect the defendants to appeal the decision. We intend to continue to vigorously assert our intellectual property and oppose appeals by the defendants. However, there can be no assurance that we and/or Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, ThoRx, Allergan or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant OPANA® ER may be launched prior to the applicable patents’ expirations in 2023 through 2029. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in our best interest. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of crush-resistant OPANA® ER and challenge the applicable patents.

In August 2014 and October 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using OPANA® ER and a highly pure version of the active pharmaceutical ingredient of OPANA® ER. In November 2014, EPI filed lawsuits against Teva, ThoRx, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz Inc. in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively. On November 17, 2015, the District Court held the ‘737 patent invalid for claiming unpatentable subject matter. That patent has been dismissed from all suits and the suits administratively closed as to that patent, subject to appeal at the end of the case on the ‘779 patent.
Paragraph IV Certification on Fortesta® Gel
In January 2013, EPI and its licensor Strakan Limited received a notice from Watson (now Allergan) advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. In February 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. A two-day trial was held on or about February 26 and 27, 2015. In August 2015, the District Court issued an Order holding that the asserted patents are not invalid and are infringed by Watson’s ANDA. As a result, the District Court ordered that that the effective date for the approval of Watson’s ANDA to be the date no sooner than the latest expiration date of the ’913 Patent and the ’865 Patent in November of 2018. Watson filed an appeal in October 2015.
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
NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016			2015
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(1,386)	$526	$(860)	$2,198	$(685)	$1,513
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain (loss) arising during the period	54,572	26,191	80,763	(131,380)	32	(131,348)
Other comprehensive income (loss)	$53,186	$26,717	$79,903	$(129,182)	$(653)	$(129,835)
The following is a summary of the accumulated balances related to each component of Other comprehensive loss, net of taxes, at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Net unrealized gains	$955	$1,815
Foreign currency translation loss	(305,313)	(386,020)
Accumulated other comprehensive loss	$(304,358)	$(384,205)
NOTE 14. SHAREHOLDERS' EQUITY
Changes in Shareholder’s Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the three months ended March 31, 2016 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2016	$5,968,030	$(54)	$5,967,976
Net loss	(133,869)	(2)	(133,871)
Other comprehensive income	79,847	56	79,903
Compensation related to share-based awards	14,967	—	14,967
Tax withholding for restricted shares	(10,272)	—	(10,272)
Exercise of options	1,952	—	1,952
Issuance of ordinary shares related to the employee stock purchase plan	1,434	—	1,434
Other	2,057	—	2,057
Shareholders’ equity at March 31, 2016	$5,924,146	$—	$5,924,146
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the three months ended March 31, 2015 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2015	$2,374,757	$33,456	$2,408,213
Net loss	(75,718)	—	(75,718)
Other comprehensive loss	(129,229)	(606)	(129,835)
Compensation related to share-based awards	13,837	—	13,837
Tax withholding for restricted shares	(11,930)	—	(11,930)
Exercise of options	18,470	—	18,470
Buy-out of noncontrolling interests, net of contributions	(6,876)	(32,732)	(39,608)
Ordinary shares issued in connection with the Auxilium acquisition	1,519,320	—	1,519,320
Fair value of equity component of acquired Auxilium Notes	278,014	—	278,014
Conversion of Auxilium Notes	145,101	—	145,101
Other	13,852	—	13,852
Shareholders’ equity at March 31, 2015	$4,139,598	$118	$4,139,716
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

Share-Based Compensation
As discussed in Note 3. Discontinued Operations and Held for Sale, the operating results of the Company’s AMS business is reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. However, as share-based compensation is not material for this business, amounts in this Note 14. Shareholders' Equity have not been adjusted to exclude the impact of this business.
The Company recognized share-based compensation expense of $15.0 million and $51.4 million during the three months ended March 31, 2016 and 2015, respectively. The share-based compensation expense recognized during the three months ended March 31, 2015 includes a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million. As of March 31, 2016, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $104.0 million. As of March 31, 2016, the weighted average remaining requisite service period of the non-vested stock options was 3.3 years and for non-vested restricted stock units was 2.6 years.
NOTE 15. OTHER INCOME, NET
The components of Other income, net for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign currency loss (gain), net	$996	$(23,134)
Equity (earnings) loss from unconsolidated subsidiaries, net	(2,344)	851
Costs associated with unused financing commitments	—	11,810
Other miscellaneous	(559)	(1,522)
Other income, net	$(1,907)	$(11,995)
Foreign currency loss (gain), net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities. In addition, the Company incurred $11.8 million during the three months ended March 31, 2015 related to unused commitment fees primarily associated with financing for the Auxilium acquisition.
NOTE 16. INCOME TAXES
During the three months ended March 31, 2016, the Company recognized an income tax benefit of $118.7 million on $207.5 million of loss from continuing operations before income tax, compared to $166.9 million of tax benefit on $16.4 million of loss from continuing operations before income tax during the comparable 2015 period. The tax benefit for the current period is primarily related to the overall geographical mix of pretax earnings as well as the discrete tax benefit associated with the impairment associated with the U.S. Generic Pharmaceutical business. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from the expected realization of deferred tax assets for certain components of our AMS business that was held for sale in such period.

NOTE 17. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
(Loss) income from continuing operations	$(88,763)	$150,492
Less: Net loss from continuing operations attributable to noncontrolling interests	(2)	—
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	(88,761)	150,492
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(45,108)	(226,210)
Net loss attributable to Endo International plc ordinary shareholders	$(133,869)	$(75,718)
Denominator:
For basic per share data—weighted average shares	222,302	169,653
Dilutive effect of ordinary share equivalents	—	2,375
Dilutive effect of various convertible notes and warrants	—	4,797
For diluted per share data—weighted average shares	222,302	176,825
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
For the three months ended March 31, 2015, stock options and stock awards of 0.8 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the three months ended March 31, 2016 because their effect would have been anti-dilutive, as the Company was in a loss position.
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
We entered into convertible note hedge and warrant agreements, which were settled in 2015 and 2014, that, in combination, had the economic effect of reducing the dilutive impact of the Convertible Notes. However, we separately analyzed the impact of the convertible note hedge and the warrant agreements on diluted weighted average shares outstanding. As a result, the purchases of the convertible note hedges were excluded because their impact would have been be anti-dilutive. The treasury stock method was applied when the warrants were in-the-money with the proceeds from the exercise of the warrant used to repurchase shares based on the average share price in the calculation of diluted weighted average shares. Until the warrants were in-the-money, they had no impact to the diluted weighted average share calculation.
The dilutive impact of the Auxilium Notes was calculated using the if-converted method, assuming the notes were converted at the time of issuance.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates at Endo International plc. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2015 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, including the following discussion, this Report contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" beginning on page i of this Report.
Unless otherwise indicated or required by the context, references throughout to “Endo”, the “Company”, “we”, “our” or “us” refer to financial information and transactions of Endo International plc and its consolidated subsidiaries.

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
Consolidated Results Review
Total Revenues. Total revenues for the three months ended March 31, 2016 increased 35% to $963.5 million from the comparable 2015 period. This revenue increase was primarily attributable to revenues related to our January 2015 acquisition of Auxilium and September 2015 acquisition of Par. The increases were partially offset by decreased revenues for certain products in our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Voltaren® Gel, Lidoderm® and OPANA® ER revenues related to generic competition and decreased revenues from our legacy U.S. Generic Pharmaceuticals segment, driven by a decrease in price and volume as the result of competitive pressure on commoditized generic products.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue
Cost of revenues	$688,705	71	$384,266	54
Selling, general and administrative	178,355	19	211,578	30
Research and development	41,692	4	17,897	3
Litigation-related and other contingencies, net	5,200	1	13,000	2
Asset impairment charges	129,625	13	7,000	1
Acquisition-related and integration items	12,554	1	34,640	5
Total costs and expenses*	$1,056,131	110	$668,381	94
__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three months ended March 31, 2016 increased 79% to $688.7 million from the comparable 2015 period. This increase was primarily attributable to increased costs related to our acquisition of Par and charges to increase excess inventory reserves of approximately $45 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products and the planned discontinuance of several products as part of the 2016 U.S. Generic Pharmaceuticals restructuring initiative announced in May 2016. Gross margins in 2016 decreased to 29% from 46% in 2015. This decrease was primarily attributable to growth in lower margin generic pharmaceutical product sales, increased intangible asset amortization of $116.4 million, the charges to increase excess inventory reserves mentioned above, increased inventory step-up amortization as a result of recent acquisitions of $23.8 million and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 decreased 16% to $178.4 million from the comparable 2015 period. The decrease was primarily a result of a non-recurring charge during the first quarter of 2015 related to the acceleration of Auxilium employee equity awards at closing of $37.6 million and non-recurring restructuring charges during the first quarter of 2015 of $26.0 million related to the Auxilium acquisition. These decreases were partially offset by increased expenses as the result of the acquisition of Par.
Research and development expenses. Research and development expenses for the three months ended March 31, 2016 increased 133% to $41.7 million from the comparable 2015 period. The increase was primarily attributable to increased expenses as the result of the acquisition of Par.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three months ended March 31, 2016 totaled $5.2 million, compared to $13.0 million in the comparable 2015 period. These amounts mainly relate to fluctuations in charges associated with certain litigation matters. The Company’s legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three months ended March 31, 2016 totaled $129.6 million, compared to $7.0 million in the comparable 2015 period. This increase primarily relates to pre-tax, non-cash impairment charges of

$129.6 million recorded during the three months ended March 31, 2016 in our U.S. Generic Pharmaceuticals segment, including pre-tax, non-cash asset impairment charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. In addition, we recorded $29.3 million of asset impairment charges resulting from certain market conditions impacting the commercial potential of certain intangible assets in our U.S. Generic Pharmaceuticals segment. A decline in future market conditions below our current estimates could result in additional impairment charges, which could be material.
Acquisition-related and integration items. Acquisition-related and integration items for the three months ended March 31, 2016 decreased 64% to $12.6 million from the comparable 2015 period. This decrease was due to non-recurring prior year acquisition-related and integration costs associated with our acquisition of Auxilium, which closed during the first quarter of 2015. In addition, during 2016 the Company recorded $10.7 million of income, net, resulting from the change in the fair value of certain contingent consideration. The change in contingent consideration is due to certain market conditions impacting the commercial potential of the underlying products.
Interest expense, net. The components of Interest expense, net for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense	$117,470	$73,849
Interest income	(677)	(710)
Interest expense, net	$116,793	$73,139
Interest expense for the three months ended March 31, 2016 increased 59% to $117.5 million from the comparable 2015 period. This increase was primarily attributable to an increase in our average total indebtedness to $8.6 billion in 2016 from $5.0 billion in 2015.
Loss on extinguishment of debt. Loss on extinguishment of debt was zero for the three months ended March 31, 2016 compared to $1.0 million during the comparable 2015 period.
Other income, net. The components of Other income, net for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign currency loss (gain), net	$996	$(23,134)
Equity (earnings) loss from unconsolidated subsidiaries, net	(2,344)	851
Costs associated with unused financing commitments	—	11,810
Other miscellaneous	(559)	(1,522)
Other income, net	$(1,907)	$(11,995)
Foreign currency loss (gain), net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities. In addition, the Company incurred $11.8 million during the three months ended March 31, 2015 related to unused commitment fees primarily associated with financing for the Auxilium acquisition.
Income tax benefit. During the three months ended March 31, 2016, the Company recognized an income tax benefit of $118.7 million on $207.5 million of loss from continuing operations before income tax, compared to $166.9 million of tax benefit on $16.4 million of loss from continuing operations before income tax during the comparable 2015 period. The tax benefit for the current period is primarily related to the overall geographical mix of pretax earnings as well as the discrete tax benefit associated with the tax impact of the impairment associated with the U.S. Generic Pharmaceutical business. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from the expected realization of deferred tax assets for certain components of our AMS business that was held for sale in such period.
The Company and its subsidiaries are subject to income taxes in various jurisdictions and significant judgment is required in evaluating the Company’s tax positions to determine the provision for income taxes, including reserves, for any uncertainty. The tax laws in the jurisdictions in which the Company operates are also subject to change, sometimes with retroactive effect. Existing and future tax laws and regulations may limit our ability to use U.S. tax attributes, including net operating losses, to offset U.S. taxable income. For a period of time following the 2014 Paladin transaction, our U.S. affiliates could be precluded from utilizing U.S. tax attributes to offset taxable income if we complete certain transactions. In addition, the U.S. Treasury Department recently issued new temporary and proposed regulations related to corporate inversions and earnings stripping. The limitations on the use of certain tax attributes and deductions in these regulations are in addition to existing rules that could impose more restrictive limitations in the event that cumulative changes in our stock ownership within a three-year period exceed certain thresholds. Such changes or the adoption of additional limitations could impact our overall utilization of deferred tax assets, potentially resulting in a material adverse impact to our financial statements and cash flows from operations.
Discontinued operations, net of tax. As a result of our decision to sell our AMS business and wind down our Astora business, which comprises the entirety of our former Devices segment, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $45.1 million of loss, net of tax, during the three months ended March 31, 2016 compared to $226.2 million of loss, net of tax, in the comparable 2015 period.
The fluctuation in Discontinued operations during the three months ended March 31, 2016 compared to the prior period was mainly related to a decrease in impairment charges of $201.6 million, partially offset by a decrease in income from operations due to the sale of the Men’s Health and Prostate Health components. In connection with previously classifying AMS as held-for-sale, the Company was required to compare the estimated fair values of the underlying disposal groups, less the costs to sell, to the respective carrying amounts. As a result of this analysis, the Company recorded a combined asset impairment charge of $222.8 million during the three months ended March 31, 2015.
2016 Outlook
We estimate that our 2016 total revenues will be between $3.87 billion and $4.03 billion. This estimate is based on our expectation of growth for company revenues from our core products and the full year impact of our 2015 acquisitions, including our acquisition of Par, which closed on September 25, 2015. We consistently apply our lean operating model principles to streamline general and administrative expenses, optimize commercial spend and focus research and development efforts onto lower-risk projects and higher-return investments to Endo’s current business. The Company also intends to seek long-term, durable growth both internally and through strategic acquisitions in order to support its objective of transforming Endo into a leading global specialty pharmaceuticals company. There can be no assurance that the Company will achieve these results.
Business Segment Results Review
The three reportable business segments in which the Company operates are: (1) U.S. Branded Pharmaceuticals, (2) U.S. Generic Pharmaceuticals and (3) International Pharmaceuticals. These segments reflect the level at which the chief operating decision maker regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
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
Revenues. The following table displays our revenue by reportable segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$308,813	$284,507
U.S. Generic Pharmaceuticals	583,390	356,962
International Pharmaceuticals (1)	71,336	72,659
Total net revenues to external customers	$963,539	$714,128
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Pain Management:
Lidoderm®	$19,712	$25,160
OPANA® ER	44,670	46,859
Percocet®	33,593	36,299
Voltaren® Gel	35,747	45,471
	$133,722	$153,789
Specialty Pharmaceuticals:
Supprelin® LA	$17,252	$16,282
XIAFLEX®	44,045	27,966
	$61,297	$44,248
Branded Other Revenues	113,794	86,470
Total U.S. Branded Pharmaceuticals	$308,813	$284,507
Pain Management
Net sales of Lidoderm® for the three months ended March 31, 2016 decreased 22% to $19.7 million from the comparable 2015 period. This decrease was attributable to volume decreases partially offset by an increase in price. In September 2013 Actavis (now Allergan) launched a generic form of Lidoderm®, in May 2014 the Company’s U.S. Generic Pharmaceuticals launched its authorized generic of Lidoderm® and in August 2015 Mylan launched a generic form of Lidoderm®. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline.
Net sales of OPANA® ER for the three months ended March 31, 2016 decreased 5% to $44.7 million from the comparable 2015 period. Net sales continue to be impacted by competing generic versions of the non-crush resistant formulation of OPANA® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush resistant formulation OPANA® ER, our revenues could decline further. However, in April 2016, the U.S. District Court affirmed a ruling upholding two of the Company’s patents covering OPANA® ER. In addition, in April 2016, the U.S. District Court issued an order upholding its August 2015 ruling in the Company’s favor and confirming the prior injunction against the manufacture or sale of the generic version of non-crush-resistant OPANA® ER currently offered by Actavis, the U.S. generics business of Allergan, and the additional approved but not yet marketed generic version of the product developed by Roxane. As a result, it is expected that the generic product currently sold by Actavis will be removed from the market and other generic versions of the product will not be launched in the near term by other generic companies.

Net sales of Percocet® for the three months ended March 31, 2016 decreased 7% to $33.6 million from the comparable 2015 period. This decrease was attributable to volume decreases, partially offset by price increases.
Net sales of Voltaren® Gel for the three months ended March 31, 2016 decreased 21% to $35.7 million from the comparable 2015 period. This decrease was primarily attributable to the March 24, 2016 launch of Amneal Pharmaceuticals LLC’s generic equivalent of Voltaren® Gel. Subject to FDA approval, it is possible one or more additional competing generic products could potentially enter the market during 2016, which could negatively impact future sales of Voltaren® Gel.
Specialty Pharmaceuticals
Net sales of Supprelin® LA for the three months ended March 31, 2016 increased 6% to $17.3 million from the comparable 2015 period. This revenue increase was primarily attributable to volume and price increases.
Net sales of XIAFLEX® for the three months ended March 31, 2016 increased 57% to $44.0 million from the comparable 2015 period. This revenue increase was primarily attributable to a full quarter of Auxilium revenues.
Branded Other
Net sales of Branded Other products for the three months ended March 31, 2016 increased 32% to $113.8 million from the comparable 2015 period. This increase was primarily attributable to the acquisitions of Auxilium and Par which we acquired on January, 29 2015 and September 25, 2015, respectively.
U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
U.S. Generic Pharmaceuticals
U.S. Generics Base (1)	$347,429	$241,696
Sterile Injectables	123,689	—
New Launches and Alternative Dosages (2)	112,272	115,266
Total U.S. Generic Pharmaceuticals	$583,390	$356,962
__________

(1)	U.S. Generics Base includes solid oral-extended release, solid oral-immediate release and pain/controlled substances products.

(2)
New Launches and Alternative Dosages includes liquids, semi-solids, patches, powders, ophthalmics, sprays and new product launches. Products are included in New Launches during the calendar year of launch and the subsequent calendar year such that the period of time any product will be considered a New Launch will range from thirteen to twenty-four months. New Launches contributed $29.3 million and $7.3 million of revenues to the three months ended March 31, 2016 and 2015. The table below presents the top 5 New Launch products by revenue for each period presented.

Year of	Three Months Ended March 31,
Launch	2016			2015
2014				Telemisartan	Valsartan/HCTZ	Lorazepam
				Methylphenidate	Disulfiram

2015	Ethacrynate Sodium	Megace ES AG	Dutas/Tams Caps	Isosorbide ER	Gildess FE 24	Zafirlukast
	Propranolol	Testosterone Gel Sachets		Hydrocortisone Cream	Pramipexole DHCI

2016	Dantrolene Caps	Frova AG	Darifenacin HBr ER Tabs
Net sales of U.S. Generics Base for the three months ended March 31, 2016 increased 44% to $347.4 million from the comparable 2015 period. This increase was attributable to approximately $181 million in revenue as a result of the acquisition of Par, partially offset by a decrease in price and volume as the result of competitive pressure on commoditized generic products.
Net sales of Sterile Injectables for the three months ended March 31, 2016 increased to $123.7 million from the comparable 2015 period. This increase was attributable to revenue as a result of the acquisition of Par.
Net sales of New Launches and Alternative Dosages for the three months ended March 31, 2016 decreased 3% to $112.3 million from the comparable 2015 period. This decrease was primarily attributable to increased competitive pressure on patches, ophthalmics and other alternative doses, partially offset by launch products from the Par acquisition.

International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three months ended March 31, 2016 decreased 2% to $71.3 million from the comparable 2015 period. This decrease was primarily attributable to unfavorable fluctuations in foreign currency rates, partially offset by an increase in revenue at Paladin.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$168,781	$158,794
U.S. Generic Pharmaceuticals	$211,768	$183,457
International Pharmaceuticals	$21,754	$16,567
Corporate unallocated	$(153,073)	$(111,068)
During the quarter ended December 31, 2015, we realigned certain costs between our International Pharmaceuticals segment, U.S. Branded Pharmaceuticals segment and corporate unallocated costs based on how our chief operating decision maker currently reviews segment performance. As a result of this realignment, certain expenses included in our consolidated adjusted income (loss) from continuing operations before income tax for the three months ended March 31, 2015 have been reclassified among our various segments to conform to current period presentation. The net impact of these reclassification adjustments increased U.S. Branded Pharmaceuticals segment and corporate unallocated costs by $0.6 million and $7.6 million, respectively, with an offsetting $8.2 million decrease to International Pharmaceuticals segment costs. The realignment of these expenses did not impact periods prior to 2015.
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2016 increased 6% to $168.8 million from the comparable 2015 period. This increase was primarily attributable to the acquisition of Auxilium on January 29, 2015.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2016 increased 15% to $211.8 million from the comparable 2015 period. In 2016, revenues and gross margins increased primarily due to the Par acquisition on September 25, 2015. These increases were partially offset by a decrease resulting from competitive pressure on commoditized generic products and charges to increase excess inventory reserves of approximately $18 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2016 increased 31% to $21.8 million from the comparable 2015 period. This increase was primarily attributable to an increase in gross margin resulting from the divestiture of certain lower margin products and decreased operating expenses, partially offset by unfavorable fluctuations in foreign currency rates.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three months ended March 31, 2016 increased 38% to $153.1 million from the comparable 2015 period. This increase was primarily attributable to the previously discussed increase in interest expense.

Reconciliation to GAAP. The table below provides reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Total segment adjusted income from continuing operations before income tax:	$402,303	$358,818
Corporate unallocated costs (1)	(153,073)	(111,068)
Upfront and milestone payments to partners	(1,417)	(2,667)
Asset impairment charges (2)	(129,625)	(7,000)
Acquisition-related and integration items (3)	(12,554)	(34,640)
Separation benefits and other cost reduction initiatives (4)	(38,456)	(41,807)
Amortization of intangible assets	(211,669)	(95,269)
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	(68,476)	(39,916)
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	—	(1,379)
Loss on extinguishment of debt	—	(980)
Impact of Voltaren® Gel generic competition	7,750	—
Certain litigation-related charges, net (5)	(5,200)	(13,000)
Costs associated with unused financing commitments	—	(11,810)
Acceleration of Auxilium employee equity awards at closing	—	(37,603)
Foreign currency impact related to the remeasurement of intercompany debt instruments	(1,255)	21,090
Other, net	4,194	854
Total consolidated loss from continuing operations before income tax	$(207,478)	$(16,377)
__________

(1)	Corporate unallocated costs include certain corporate overhead costs, interest expense, net, and certain other income and expenses.

(2)	Asset impairment charges primarily related to charges to write down intangible assets as further described in Note 9. Goodwill and Other Intangibles.

(3)
Acquisition-related and integration-items include costs directly associated with previous acquisitions of $23.2 million for the three months ended March 31, 2016 and $35.4 million for the comparable 2015 period. During 2016 and 2015, these costs are net of a benefit due to changes in the fair value of contingent consideration of $10.7 million and $0.8 million, respectively.

(4)
Separation benefits and other cost reduction initiatives include charges to increase excess inventory reserves of $26.9 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, employee separation costs of $6.8 million and other restructuring costs of $4.4 million for the three months ended March 31, 2016. Amounts in the comparable 2015 period include employee separation costs of $32.4 million and a $7.9 million charge recorded upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. These amounts were primarily recorded as Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(5)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures, debt service payments and acquisitions. The Company’s working capital was $(127.1) million at March 31, 2016 compared to $(21.8) million at December 31, 2015. Working capital at March 31, 2016 includes restricted cash and cash equivalents of $515.2 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. Working capital at December 31, 2015 included restricted cash and cash equivalents of $579.0 million held in Qualified Settlement Funds for mesh product liability settlement agreements.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $222.0 million at March 31, 2016 compared to $272.3 million at December 31, 2015.

During and beyond 2016, we expect cash generated from operations together with our cash, cash equivalents and the revolving credit facilities to be sufficient to cover cash needs for working capital and general corporate purposes, certain contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchases and any regulatory and/or sales milestones that may become due.
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
Borrowings. At March 31, 2016, the Company’s indebtedness includes a credit agreement with combined outstanding principal borrowings of $3,796.8 million and additional availability of approximately $773.0 million under the revolving credit facilities.
The credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of March 31, 2016, we were in compliance with all such covenants.
At March 31, 2016, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $4.7 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are issued or guaranteed on a senior unsecured basis, as applicable, by all of our significant subsidiaries (other than Astora Women's Health Technologies, Grupo Farmacéutico Somar, S.A. de C.V., and Litha Healthcare Group Limited) and certain of our other subsidiaries, except for the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior unsecured credit agreements. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of March 31, 2016, we were in compliance with all covenants.
During the remainder of 2016, we anticipate that any excess cash will be used to pay down our borrowings.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B1 with a negative outlook and B+ with a stable outlook, respectively.
Working capital. The components of our working capital and our liquidity at March 31, 2016 and December 31, 2015 are below (dollars in thousands):

	March 31, 2016	December 31, 2015
Total current assets	$3,079,903	$3,452,537
Less: total current liabilities	(3,206,967)	(3,474,312)
Working capital	$(127,064)	$(21,775)
Current ratio	-1.0:1	-1.0:1
Working capital decreased by $105.3 million from December 31, 2015 to March 31, 2016. The decrease in total current assets of $372.6 million was primarily driven by decreases in Accounts receivable, Inventories, net and Restricted cash and cash equivalents. The decrease in total current liabilities of $267.3 million was primarily driven by changes in Accrued expenses, Accounts payable and the Current portion of legal settlement accrual.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash flow (used in) provided by:
Operating activities	$(49,825)	$(89,808)
Investing activities	31,070	(930,484)
Financing activities	(34,592)	996,861
Effect of foreign exchange rate	2,967	(7,861)
Net decrease in cash and cash equivalents	$(50,380)	$(31,292)
Net cash used in operating activities. Net cash used in operating activities was $49.8 million for the three months ended March 31, 2016 compared to $89.8 million used in operating activities in the comparable 2015 period.
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
The $40.0 million decrease in Net cash used in operating activities for the three months ended March 31, 2016 compared to the comparable 2015 period was primarily the result of the timing of cash collections and cash payments related to our operations.
The following table summarizes certain of our significant infrequent pre-tax cash outlays impacting net cash used in operating activities for the three months ended March 31, 2016 and 2015 (in thousands). The cash outlays were mainly related to mesh-related product liability payments and cash outlays as a result of significant acquisitions and the associated transaction and integration costs:

	Three Months Ended March 31,
	2016	2015
Payments for mesh-related product liability and other litigation matters	$213,886	$130,975
Unused commitment fees	—	11,810
Separation and restructuring payments	19,351	11,719
Transaction costs and certain integration charges paid in connection with acquisitions	30,462	44,206
Total	$263,699	$198,710
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $31.1 million for the three months ended March 31, 2016 compared to $930.5 million used in investing activities in the comparable 2015 period.
This $961.6 million fluctuation in cash provided by investing activities for the three months ended March 31, 2016 compared to the comparable 2015 period relates primarily to cash used for acquisitions in 2015 of $911.9 million. In addition, $184.7 million of cash was released from the Qualified Settlement Funds (QSFs) for mesh settlements during the three months ended March 31, 2016, which was $57.5 million more than cash released from the QSFs during the prior year. Also, we paid $120.9 million into QSFs for mesh settlements during the three months ended March 31, 2016, which was $49.8 million less than cash paid into the QSFs during the prior year. These net increases were partially offset by the release of $40 million of cash from the escrow account associated with the acquisition of the remaining outstanding share capital of Litha during the three months ended March 31, 2015. Cash payments into QSFs and escrow accounts result in a cash outflow for investing activities. Cash releases from QSFs and escrow accounts result in a cash inflow for investing activities. Payments related to our QSFs are further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $34.6 million for the three months ended March 31, 2016 compared to $996.9 million provided by financing activities in the comparable 2015 period.
Items contributing to the $1,031.5 million fluctuation in cash used in financing activities for the three months ended March 31, 2016 compared to the comparable 2015 period include a decrease in proceeds from the issuance of notes of $1,200.0 million, partially offset by a decrease in the repurchase of convertible notes of $149.1 million and a decrease in cash buy-outs of controlling interests of $39.6 million related to the acquisition of the remaining share capital of Litha.
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
Contractual Obligations. As of March 31, 2016, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2015. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion and revolving credit facilities portion of our credit agreement. To the extent we utilize amounts under our term loans and revolving credit facilities, we would be exposed to additional interest rate risk. At March 31, 2016, our term loans include principal amount of floating-rate debt of $3.8 billion and our revolving credit facilities include principal amount of floating-rate debt of $225.0 million. Borrowings under our revolving credit facilities and our Term Loan A facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate (LIBOR). In addition, borrowings under our Term Loan B facility bear interest at a rate equal to an applicable margin plus LIBOR, subject to a LIBOR floor of 0.75%. A hypothetical 1% increase in LIBOR over the 0.75% floor would result in $40.2 million in incremental annual interest expense.
As of March 31, 2016 and December 31, 2015, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At March 31, 2016 and December 31, 2015, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
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
Fluctuations in foreign currency rates resulted in a net loss of $1.0 million for the three months ended March 31, 2016. This compares to a net gain of $23.1 million in the comparable 2015 period.
Based on the Company’s significant foreign currency denominated intercompany loans existing at March 31, 2016, we estimate that a 10% appreciation or depreciation in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. Dollar, would result in approximately $3.0 million in incremental foreign currency gains or losses, respectively.
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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the year ended December 31, 2015. Particularly as it relates to the Par acquisition, as permitted by the Securities and Exchange Commission, management elected to exclude this acquisition from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2015. The Company began to integrate the Par business into its internal control over financial reporting structure during the three months ended March 31, 2016. As such, there have been changes during the three months ended March 31, 2016 associated with the establishment and continued integration of internal control over financial reporting with respect to Par.
PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.
Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016 (Annual Report) are incorporated into this document by reference. The risk factors set forth below are the risk factors containing changes from the risk factors previously disclosed in the Company’s Annual Report. Except as set forth below, there have been no material changes to the risk factors disclosed therein.
We may be the subject of product liability claims or other significant litigations and/or government investigations or product recalls, and we may be unable to obtain or maintain insurance adequate to cover potential liabilities or other losses.
Our business exposes us to significant potential risk from product liability claims, other significant litigation matters, government investigations or product recalls, including, but not limited to, such matters associated with the testing, manufacturing, marketing and sale of our products. We have been in the past, and continue to be, subject to various product liability cases, other litigations and/or government investigations. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of product liability claims or other litigation matters. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical and/or medical device companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs’ attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation. Thus, we could expect that any significant product liability litigation or mass tort in which we are a defendant will have a larger number of plaintiffs than such actions have seen historically because of the increasing use of wide-spread and media-varied advertising. In addition, it may be necessary for us to voluntarily or mandatorily recall or withdraw products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective or which has been widely misused. Any such recall or withdraw could result in adverse publicity, costs connected to the recall and loss of revenue. We cannot confirm to you that a product liability claim or series of claims brought against us would not have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused, improperly prescribed, improperly implanted or subject to faulty surgical technique. For example, we and/or certain of our subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. We and certain plaintiffs’ attorneys representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) regarding settling up to approximately 49,000 filed and unfiled mesh claims handled or controlled by the participating attorneys. These MSAs, which were executed at various times since June 2013, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by us and/or any of our subsidiaries. As of March 31, 2016, our product liability accrual for vaginal mesh cases totaled $1.9 billion for all known pending and estimated future claims related to vaginal mesh cases. We may be subject to additional liabilities arising out of these cases, and are responsible for the cost of managing these cases.
We cannot confirm to you that we will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses such as the cost of a recall if any claim is brought against us, regardless of the success or failure of the claim. For example, we no longer have product liability insurance to cover the claims in connection with the mesh-related litigation described above. Additionally, we may be limited by the surviving insurance policies of our acquired subsidiaries, which may not be adequate to cover against potential liabilities or other losses. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay the amounts due under these liabilities not covered by insurance. See Note 12. Commitments and Contingencies in the Consolidated Financial Statements, included in Part I, Item 1. of this report "Financial Statements" for further discussion of our product liability cases.
We are subject to various regulations pertaining to the marketing and pricing of our products and services.
We are subject to various federal and state laws pertaining to healthcare fraud and abuse involving the marketing and pricing of our products and services, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products and services, including inducements to potential patients to request our products and services and inducements to healthcare professionals to prescribe and use our products and devices. Additionally, product promotion, educational activities, support of continuing medical education programs, and other interactions with healthcare professionals must be conducted in a manner consistent with the FDA regulations and the Anti-Kickback Statute. The Anti-Kickback Statute, with certain exceptions or exemptions published by the Office of the Inspector General of the Department of Health and Human Services (HHS-OIG), prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute also carry potential federal False Claims Act liability. Additionally, many states have adopted laws similar to the Anti-Kickback Statute, without identical exceptions or exemptions. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs. Any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from federal funded healthcare programs such as Medicare and Medicaid as well as potential liability under the False Claims Act and applicable state false claims acts. There can be no assurance that our practices will not be challenged under these laws in the future or that changes in these laws or interpretation of these laws would not give rise to new challenges of our practices or that such a challenge would not have a material adverse effect on our business or results of operations. Law enforcement agencies sometimes initiate investigations into sales, marketing and/or pricing practices based on preliminary information or evidence, and such investigations can and often are closed without any enforcement action. Nevertheless, these types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment of penalties, and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.
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
We have established and implemented a corporate compliance program designed to prevent, detect, and correct violations of state and federal healthcare laws, including laws related to advertising and promotion of our drugs and devices. Nonetheless, the FDA, FTC, HHS-OIG, the DOJ and/or the state Attorneys General, and qui tam relators may take the position that we are not in compliance with such requirements, and, if such non-compliance is proven, the company and, in some cases, individual employees, may be subject to significant liability, including the aforementioned administrative, civil, and criminal sanctions.
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
The market prices for securities of pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, in 2015, our ordinary shares traded between $96.58 and $46.66 per share on the NASDAQ Global Select Market. The following factors, in addition to other risk factors described in this section, may cause the market value of our securities to fluctuate:

•	FDA approval or disapproval of any of the drug applications we have submitted;

•	the success or failure of our clinical trials;

•	new data or new analyses of older data that raises potential safety or effectiveness issues concerning our approved products;

•	product recalls;

•	competitors announcing technological innovations or new commercial products;

•	introduction of generic substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products;

•	developments concerning our or others’ proprietary rights, including patents;

•	competitors’ publicity regarding actual or potential products under development or other activities affecting our competitors or the industry in general;

•	regulatory developments in the U.S. and foreign countries, or announcements relating to these matters;

•	period-to-period fluctuations in our financial results;

•	new legislation in the U.S. relating to the development, sale or pricing of pharmaceutical products or changes in interpretation of existing legislation relating thereto;

•	a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting the “off-label” use of our products;

•	social and political pressure to lower the cost of drugs;

•	social and political scrutiny over increases in prices of shares of pharmaceutical companies that are perceived to be caused by a strategy of growth through acquisitions;

•	litigation; and

•	economic and other external factors, including market speculation or disasters and other crises.
Our ability to use U.S. tax attributes to offset U.S. taxable income may be limited.
Existing and future tax laws and regulations may limit our ability to use U.S. tax attributes, including net operating losses, to offset U.S. taxable income. For a period of time following the 2014 Paladin transaction, our U.S. affiliates could be precluded from utilizing U.S. tax attributes to offset taxable income if we complete certain transactions. In addition, the U.S. Treasury Department recently issued new temporary and proposed regulations related to corporate inversions and earnings stripping. The limitations on the use of certain tax attributes and deductions in these regulations are in addition to existing rules that could impose more restrictive limitations in the event that cumulative changes in our stock ownership within a three-year period exceed certain thresholds. Such changes or the adoption of additional limitations could impact our overall utilization of deferred tax assets, potentially resulting in a material adverse impact to our financial statements and cash flows from operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2016.
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
Date: May 6, 2016

Exhibit Index

Exhibit No.	Title

2.1
Amended and Restated Agreement and Plan of Merger, dated as of November 17, 2014, by and among Auxilium Pharmaceuticals, Inc., Endo International plc, Endo U.S. Inc., and Avalon Merger Sub Inc. (incorporated by reference to Annex A of the prospectus on Form 424B3 filed with the Commission on December 24, 2014)

2.2
Agreement and Plan of Merger by and among Generics International (US), Inc., DAVA Pharmaceuticals, Inc. and certain other parties listed therein, dated June 24, 2014 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 26, 2014)

2.3
Purchase Agreement, dated March 2, 2015, by and among American Medical Systems Holdings, Inc., Endo Health Solutions Inc., and Boston Scientific Corporation (incorporated by reference to Exhibit 10.239 of the Endo International plc Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Commission May 11, 2015)

2.4
Agreement and Plan of Merger, dated as of May 18, 2015, by and among Par Pharmaceutical Holdings, Inc., a Delaware corporation, Endo International plc, a public limited company incorporated under the laws of Ireland, Endo Limited, a private limited company incorporated under the laws of Ireland, Endo Health Solutions Inc., a Delaware corporation, Banyuls Limited, a private limited company incorporated under the laws of Ireland, Hawk Acquisition ULC, a Bermudian unlimited liability company and Shareholder Representative Services LLC, a Colorado limited liability company, solely as the Stakeholder Representative (as defined therein) (incorporated by reference to Exhibit 2.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

3.1
Certificate of Incorporation on re-registration as a public limited company of Endo International plc (incorporated by reference to Exhibit 3.1 of the Endo International plc Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

3.2
Memorandum and Articles of Association of Endo International plc (incorporated by reference to Exhibit 3.2 of the Endo International plc Current Report on Form 8-K12B, filed with the Commission on February 28, 2014)

4.1	Specimen Share Certificate of Endo International plc (incorporated by reference to Exhibit 4.3 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

4.2
Indenture among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (including Form of 7 1/4% Senior Notes due 2022 and Form of Supplemental Indenture relating to the 7 1/4% Senior Notes due 2022) (incorporated by reference to Exhibit 4.3 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on June 9, 2011)

4.3
Fourth Supplemental Indenture, among Generics Bidco II, LLC, Generics International (US Holdco), Inc., Generics International (US Midco), Inc., Generics International (US Parent), Inc., Moores Mill Properties L.L.C., Quartz Specialty Pharmaceuticals, LLC and Wood Park Properties LLC, as guaranteeing subsidiaries, Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated September 26, 2011, to the Indenture among Endo, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated June 8, 2011 (incorporated by reference to Exhibit 10.157 of the Endo Health Solutions Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 3, 2014)

4.4
Fifth Supplemental Indenture, among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of April 17, 2014, to the Indenture among Endo Health Solutions Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, dated as of June 8, 2011, governing Endo Health Solutions Inc.’s 7 1⁄4% Senior Notes due 2022 (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the Commission on April 17, 2014)

4.5
Indenture, dated December 19, 2013, between Endo Finance Co. and Wells Fargo Bank, National Association, as trustee (including Form of 5.75% Senior Notes due 2022 and Form of Supplemental Indenture relating to the 5.75% Senior Notes due 2022) (incorporated by reference to Exhibit 4.1 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on December 19, 2013)

4.6
Supplemental Indenture, dated February 28, 2014, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated December 19, 2013 (incorporated by reference to Exhibit 4.1 of Endo International plc’s Current Report on Form 8-K, filed with the Commission on February 28, 2014)

4.7
Supplemental Indenture, dated March 27, 2015, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated December 19, 2013 (incorporated by reference to Exhibit 4.7 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

4.8
Indenture, dated May 6, 2014, among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.25% Senior Notes due 2022 (including Form of 7.25% Senior Notes due 2022 and Form of Supplemental Indenture relating to the 7.25% Senior Notes due 2022) (incorporated by reference to Exhibit 10.5 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 7, 2014)

4.9
Supplemental Indenture, dated March 27, 2015, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated May 6, 2014 (incorporated by reference to Exhibit 4.9 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

4.10
Registration Rights Agreement, dated May 6, 2014, by and among Endo Finance LLC, Endo Finco Inc. the guarantors named therein and RBC Capital Markets, LLC and Deutsche Bank Securities Inc., relating to the 7.25% Senior Notes due 2022 (including Form of Counterpart to the Registration Rights Agreement relating to the 7.25% Senior Notes due 2022) (incorporated by reference to Exhibit 10.9 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 7, 2014)

4.11
Indenture, dated June 30, 2014, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2023 (including Form of 5.375% Senior Notes due 2023 and Form of Supplemental Indenture relating to the 5.375% Senior Notes due 2023) (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on July 1, 2014)

4.12
Supplemental Indenture, dated March 27, 2015, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated June 30, 2014 (incorporated by reference to Exhibit 4.12 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

4.13
Registration Rights Agreement, dated June 30, 2014, by and among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Citigroup Global Markets Inc. and RBC Capital Markets, LLC, relating to the 5.375% Senior Notes due 2023 (including Form of Counterpart to the Registration Rights Agreement relating to the 5.375% Senior Notes due 2023) (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the Commission on July 1, 2014)

4.14
Indenture, dated January 27, 2015, among Endo Limited, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.00% Senior Notes due 2025 (including Form of 6.00% Senior Notes due 2025 and Form of Supplemental Indenture relating to the 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on January 27, 2015)

4.15
Supplemental Indenture, dated March 27, 2015, among Endo Limited, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated January 27, 2015 (incorporated by reference to Exhibit 4.15 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

4.16
Registration Rights Agreement, dated January 27, 2015, by and among Endo Limited, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and RBC Capital Markets, LLC and Citigroup Global Markets Inc., relating to the 6.00% Senior Notes due 2025 (including Form of Counterpart to the Registration Rights Agreement relating to the 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 10.3 of the Endo International plc Current Report on Form 8-K, filed with the Commission on January 27, 2015)

4.17
Indenture, dated July 9, 2015, among Endo Limited, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.000% Senior Notes due 2023 (including Form of 6.000% Notes due 2023 and Form of Supplemental Indenture relating to the 6.000% Notes due 2023) (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on July 9, 2015)

4.18
Shareholders Agreement, dated as of May 18, 2015, by and among Endo International plc and the signatories thereto (incorporated by reference to Exhibit 10.2 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

4.18.1
Amendment to Shareholders and Registration Rights Agreements, dated as of May 5, 2016, by and among Endo International plc and the signatories thereto (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 5, 2016)

4.19
Registration Rights Agreement dated April 26, 2013, by and between Auxilium Pharmaceuticals, Inc., a Delaware corporation and GTCR Fund IX/A, L.P., a Delaware limited partnership, solely in its capacity as representative for the GTCR Fund IX/B, L.P., and the Actient Holdings LLC's Unitholders and Optionholders (incorporated by reference to Exhibit 10.2 to the Auxilium Current Report on Form 8-K, filed with the Commission on April 29, 2013)

4.20
Registration Rights Agreement, dated as of May 18, 2015, by and among Endo International plc and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 21, 2015)

10.1
Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Endo Health Solutions Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013)

10.2
Amended and Restated 401(k) Restoration Plan (incorporated by reference to Exhibit 10.12 of the Endo Health Solutions Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013)

10.3
Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 of the Endo Health Solutions Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013)

10.4*
Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. (incorporated by reference to Exhibit 10.14 of the Endo Health Solutions Inc. Registration Statement filed with the Commission on June 9, 2000)

10.4.1*
First Amendment, dated April 24, 2007, to the Supply and Manufacturing Agreement, dated as of November 23, 1998, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.1 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on April 30, 2007)

10.4.2*
Second Amendment, effective December 16, 2009, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of April 24, 2007, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.2 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on January 11, 2010)

10.4.3*
Third Amendment, effective November 1, 2010, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of December 16, 2009, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.3 of the Endo Health Solutions Inc. Form 10-Q for the Quarter ended September 30, 2010 filed with the Commission on November 2, 2010)

10.4.4*
Fourth Amendment, effective February 25, 2015, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 and as amended as of November 1, 2010, by and between Endo Pharmaceuticals and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (incorporated by reference to Exhibit 10.14.4 of the Endo International plc Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 2, 2015)

10.5*
Supply Agreement, dated as of April 27, 2012, between Endo Pharmaceuticals and Noramco, Inc. (incorporated by reference to Exhibit 10.17 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012, filed with the Commission on May 1, 2012)

10.5.1*	Third Amendment, dated as of January 1, 2015, to the Supply Agreement, dated as of April 27, 2012, as amended, between Endo Pharmaceuticals and Noramco, Inc. (filed herewith)

10.5.2*	Fourth Amendment, dated as of October 22, 2015, to the Supply Agreement, dated as of April 27, 2012, as amended, between Endo Pharmaceuticals and Noramco, Inc. (filed herewith)

10.5.3*	Fifth Amendment, dated as of April 25, 2016, to the Supply Agreement, dated as of April 27, 2012, as amended, between Endo Pharmaceuticals and Noramco, Inc. (filed herewith)

10.6
Executive Employment Agreement between Endo and Ivan P. Gergel, dated as of October 27, 2011 (incorporated by reference to Exhibit 10.122 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011, filed with the Commission on October 31, 2011)

10.7
Executive Employment Agreement between Endo and Rajiv De Silva, dated as of February 24, 2013 and effective as of March 18, 2013 (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on February 25, 2013)

10.8
Endo International plc Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 of the Endo International plc Form S-8, filed with the Commission on February 28, 2014)

10.9*
Development, License and Supply Agreement, dated as of December 18, 2007, between Endo Pharmaceuticals and Grünenthal GmbH (incorporated by reference to Exhibit 10.139 of the Endo Health Solutions Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012 filed with the Commission on May 1, 2012)

10.9.1*
First Amendment to Development, License and Supply Agreement, dated as of December 19, 2012, between Endo Pharmaceuticals and Grünenthal GmbH (incorporated by reference to Exhibit 10.139.1 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2012 filed with the Commission on March 1, 2013)

10.9.2*
Second Amendment to Development, License and Supply Agreement, dated as of February 18, 2014, between Endo Pharmaceuticals and Grünenthal GmbH (incorporated by reference to Exhibit 10.139.2 of the Endo Health Solutions Inc. Form 10-K for the year ended December 31, 2013 filed with the Commission on March 3, 2014)

10.10
Executive Employment Agreement between Endo Health Solutions Inc. and Suketu P. Upadhyay, dated as of September 4, 2013 and effective as of September 23, 2013 (incorporated by reference to Exhibit 10.1 of the Endo Health Solutions Inc. Current Report on Form 8-K, filed with the Commission on September 10, 2013)

10.11
Executive Employment Agreement between Endo Health Solutions Inc. and Donald W. DeGolyer, dated as of May 24, 2013 and effective as of August 1, 2013 (incorporated by reference to Exhibit 10.147 of the Endo Health Solutions Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 3, 2014)

10.12
Credit Agreement, dated as of February 28, 2014, among Endo Limited, Endo Management Limited, Endo Luxembourg Holding Company S.a.r.l., Endo Luxembourg Finance Company I S.a.r.l., Endo LLC (formerly known as NIMA Acquisition, LLC), the lenders from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, issuing bank and swingline lender (incorporated by reference to Exhibit 4.3 of the Endo International plc Current Report on Form 8-K, filed with the Commission on February 28, 2014)

10.13
Amendment No. 1 to Credit Agreement, dated as of June 12, 2015, by and among Endo Luxembourg Finance Company I S.à.r.l and Endo LLC, as borrowers, the subsidiary guarantors party thereto, the lenders and other financial institutions party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 15, 2015)

10.14
Incremental Amendment, dated as of September 25, 2015, by and among Endo Designated Activity Company, Endo Management Limited, Endo Luxembourg Holding Company S.à r.l., Endo Luxembourg Finance Company I S.à.r.l., as borrower, Endo LLC, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, with the Commission on September 28, 2015)

10.15
Executive Employment Agreement between Endo Health Solutions Inc., a wholly-owned subsidiary of Endo International plc, and Susan Hall, dated as of March 6, 2014 and effective March 10, 2014 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on March 13, 2014)

10.15.1
First Amendment to Executive Employment Agreement between Endo Health Solutions Inc., a wholly-owned subsidiary of Endo International plc, and Susan Hall, dated as of April 21, 2014 and effective April 22, 2014 (incorporated by reference to Exhibit 10.162.1 of the Endo International plc Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014, filed with the Commission on May 9, 2014)

10.16
Retention Agreement, dated as of January 8, 2015, between Endo Health Solutions Inc. and Caroline B. Manogue (incorporated by reference to Exhibit 10.207 of the Endo International plc Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 2, 2015)

10.17
Executive Employment Agreement by and between American Medical Systems, Inc. and Camille Farhat, effective as of July 17, 2012 (incorporated by reference to Exhibit 10.208 of the Endo International plc Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 2, 2015)

10.18*
Second Amended and Restated Development and License Agreement, dated August 31, 2011, by and between BioSpecifics Technologies Corp. and Auxilium (incorporated by reference to Exhibit 10.1 to the Auxilium Current Report on Form 8-K, filed with the Commission on September 1, 2011)

10.18.1*
First Amendment to Second Amended and Restated Development and License Agreement, dated February 1, 2016, by and between BioSpecifics Technologies Corp. and Endo Global Ventures (incorporated by reference to Exhibit 10.18.1 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

10.19*
Supply Agreement, dated June 26, 2008, between Auxilium and Hollister-Stier Laboratories LLC (incorporated by reference to Exhibit 10.1 to the Auxilium Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008)

10.20
Executive Employment Agreement between Endo Health Solutions Inc. and Matthew J. Maletta, effective as of April 28, 2015 (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on April 30, 2015)

10.21	Endo International plc 2015 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Endo International plc Registration Statement on Form S-8, filed with the Commission on June 15, 2015)

10.22	Form of Stock Option Agreement to Optionee under the Endo International plc 2015 Stock Incentive Plan (filed herewith)

10.23	Form of Stock Award Agreement to Participant under the Endo International plc 2015 Stock Incentive Plan (filed herewith)

10.24	Form of Performance Award Agreement to Participant under the Endo International plc 2015 Stock Incentive Plan (filed herewith)

10.25
Form of Matched Performance Award Agreement to Participant under the Endo International plc 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.276 of the Endo International plc Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission August 10, 2015)

10.26
Executive Employment Agreement between Endo Health Solutions, Inc. and Paul V. Campanelli, effective as of September 25, 2015 (incorporated by reference to Exhibit 10.310 of the Endo International plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission November 9, 2015)

10.27
License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 4, 2008 (incorporated by reference to Exhibit 10.31 of the Endo International plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission November 9, 2015)

10.27.1
Amendment No. 1 to the License and Supply Agreement by and by and among Novartis, AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of March 28, 2008 (incorporated by reference to Exhibit 10.31.1 of the Endo International plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission November 9, 2015)

10.27.2
Amendment No. 2 to License and Supply Agreement, by and among Novartis AG, Novartis Consumer Health, Inc. and Endo Pharmaceuticals dated as of December 31, 2012 (incorporated by reference to Exhibit 10.31.2 of the Endo International plc Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission November 9, 2015)

10.28*
Amended and Restated License and Supply Agreement by and among Novartis, AG, Sandoz Inc. and Endo Ventures Limited dated as of December 11, 2015 (incorporated by reference to Exhibit 10.28 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

10.28.1*	Letter Agreement by and among Novartis AG, Sandoz, Inc. and Endo Ventures Limited dated as of March 25, 2016 (filed herewith)

10.29*
License and Commercialization Agreement, dated October 10, 2013, by and between VIVUS, Inc. and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Auxilium Annual Report on Form 10-K, filed with the Commission on February 28, 2014)

10.30*
Commercial Supply Agreement, dated October 10, 2013, by and between VIVUS, Inc. and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Auxilium Annual Report on Form 10-K, filed with the Commission on February 28, 2014)

10.31
Notice of Termination, effective as of June 30, 2016, of (i) the License and Commercialization Agreement by and between Auxilium and VIVUS and (ii) the Commercial Supply Agreement, by and between Endo Ventures (by assignment from Auxilium) and VIVUS (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on December 30, 2015)

10.32
Form of Indemnification Agreement with Endo Health Solutions Inc. (incorporated by reference to Exhibit 10.32 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

10.33
Executive Employment Agreement between Endo Health Solutions, Inc. and Rajiv De Silva, effective as of March 18, 2016 (incorporated by reference to Exhibit 10.33 of Endo International plc Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on February 29, 2016)

10.34
Director Confidentiality Agreement, dated as of May 5, 2016, by and among Endo International plc, Todd B. Sisitsky and TPG Global, LLC (incorporated by reference to Exhibit 10.2 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 5, 2016)

10.35	Form of Indemnification Agreement with Endo International plc (filed herewith)

14.1
Code of Conduct of the Board of Directors, as amended and restated on May 3, 2016 (incorporated by reference to Exhibit 14.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on May 5, 2016)

16.1
Letter Regarding Change in Certifying Accountant, dated June 13, 2014 (incorporated by reference to Exhibit 16.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 13, 2014)

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

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended