Form 10-Q
period 2016-06-30
Endo International plc
filed 2016-08-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	August 2, 2016	:	222,766,688

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance, and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part II, Item 1A. of this document and in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and amended by risk factors previously disclosed by us in Part II, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval. Also note that, under the caption “Risk Factors” in Part II, Item 1A. of this document and in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A. under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$667,822	$272,348
Restricted cash and cash equivalents	388,560	585,379
Marketable securities	33	34
Accounts receivable	875,058	1,014,808
Inventories, net	626,320	752,493
Prepaid expenses and other current assets	45,992	55,052
Income taxes receivable	46,631	735,901
Assets held for sale (NOTE 3)	—	36,522
Total current assets	$2,650,416	$3,452,537
MARKETABLE SECURITIES	2,206	3,855
PROPERTY, PLANT AND EQUIPMENT, NET	673,294	675,624
GOODWILL	7,417,237	7,299,354
OTHER INTANGIBLES, NET	7,096,659	7,828,942
DEFERRED INCOME TAXES	9,532	10,423
OTHER ASSETS	86,191	79,601
TOTAL ASSETS	$17,935,535	$19,350,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$318,459	$347,503
Accrued expenses	1,040,519	1,162,612
Current portion of legal settlement accrual	1,455,259	1,606,726
Current portion of long-term debt	117,454	328,705
Income taxes payable	7,149	8,551
Liabilities held for sale (NOTE 3)	—	20,215
Total current liabilities	$2,938,840	$3,474,312
DEFERRED INCOME TAXES	142,089	871,040
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,199,888	8,251,657
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	155,474	549,098
OTHER LIABILITIES	237,706	236,253
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued	44	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 222,765,414 and 222,124,282 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	8,719,074	8,693,385
Accumulated deficit	(2,131,506)	(2,341,215)
Accumulated other comprehensive loss	(326,096)	(384,205)
Total Endo International plc shareholders’ equity	$6,261,538	$5,968,030
Noncontrolling interests	—	(54)
Total shareholders’ equity	$6,261,538	$5,967,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,935,535	$19,350,336
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TOTAL REVENUES	$920,887	$735,166	$1,884,426	$1,449,294
COSTS AND EXPENSES:
Cost of revenues	632,218	438,858	1,320,923	823,124
Selling, general and administrative	193,070	154,491	371,425	366,069
Research and development	50,589	18,984	92,281	36,881
Litigation-related and other contingencies, net	5,259	6,875	10,459	19,875
Asset impairment charges	39,951	70,243	169,576	77,243
Acquisition-related and integration items	48,171	44,225	60,725	78,865
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	$(48,371)	$1,490	$(140,963)	$47,237
INTEREST EXPENSE, NET	111,919	80,611	228,712	153,750
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	980
OTHER EXPENSE, NET	5,175	24,493	3,268	12,498
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(165,465)	$(103,614)	$(372,943)	$(119,991)
INCOME TAX BENEFIT	(555,277)	(12,720)	(673,992)	(179,589)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$389,812	$(90,894)	$301,049	$59,598
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(46,216)	(159,632)	(91,324)	(385,842)
CONSOLIDATED NET INCOME (LOSS)	$343,596	$(250,526)	$209,725	$(326,244)
Less: Net income (loss) attributable to noncontrolling interests	18	(107)	16	(107)
NET INCOME (LOSS) ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$343,578	$(250,419)	$209,709	$(326,137)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$1.75	$(0.49)	$1.35	$0.34
Discontinued operations	(0.21)	(0.86)	(0.41)	(2.18)
Basic	$1.54	$(1.35)	$0.94	$(1.84)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$1.75	$(0.49)	$1.35	$0.33
Discontinued operations	(0.21)	(0.86)	(0.41)	(2.11)
Diluted	$1.54	$(1.35)	$0.94	$(1.78)
WEIGHTED AVERAGE SHARES:
Basic	222,667	185,328	222,485	177,490
Diluted	222,863	185,328	223,021	182,822
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
CONSOLIDATED NET INCOME (LOSS)		$343,596		$(250,526)		$209,725		$(326,244)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(147)		$201		$(1,007)		$1,714
Less: reclassification adjustments for loss (gain) realized in net income (loss)	—	(147)	—	201	—	(1,007)	—	1,714
Foreign currency translation (loss) gain		(21,609)		8,001		59,154		(123,347)
OTHER COMPREHENSIVE (LOSS) INCOME		$(21,756)		$8,202		$58,147		$(121,633)
CONSOLIDATED COMPREHENSIVE INCOME (LOSS)		$321,840		$(242,324)		$267,872		$(447,877)
Less: Net income (loss) attributable to noncontrolling interests		18		(107)		16		(107)
Less: Other comprehensive income (loss) attributable to noncontrolling interests		(18)		57		38		(549)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$321,840		$(242,274)		$267,818		$(447,221)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net income (loss)	$209,725	$(326,244)
Adjustments to reconcile consolidated net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization	476,911	249,181
Inventory step-up	87,970	84,253
Share-based compensation	29,585	24,753
Amortization of debt issuance costs and discount	14,483	10,580
Provision for bad debts	8,082	1,141
Deferred income taxes	(670,615)	(244,152)
Net loss (gain) on disposal of property, plant and equipment	1,310	(132)
Change in fair value of contingent consideration	13,204	(3,328)
Loss on extinguishment of debt	—	980
Asset impairment charges	190,904	318,865
Gain on sale of business and other assets	(735)	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	133,654	(124,681)
Inventories	29,830	(22,425)
Prepaid and other assets	21,846	(8,940)
Accounts payable	(22,067)	4,349
Accrued expenses	(260,352)	235,867
Other liabilities	(395,126)	(228,938)
Income taxes payable/receivable	686,091	(48,615)
Net cash provided by (used in) operating activities	$554,700	$(77,486)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(53,705)	(38,621)
Proceeds from sale of intellectual property and property, plant and equipment	2,523	—
Acquisitions, net of cash acquired	—	(915,945)
Proceeds from sale of marketable securities and investments	—	24
Proceeds from notes receivable	—	17
Patent acquisition costs and license fees	(13,000)	—
Proceeds from sale of business, net	4,108	4,712
Increase in restricted cash and cash equivalents	(327,359)	(381,223)
Decrease in restricted cash and cash equivalents	524,438	424,695
Net cash provided by (used in) investing activities	$137,005	$(906,341)

	Six Months Ended June 30,
	2016	2015
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	1,200,000
Principal payments on term loans	(48,375)	(26,188)
Proceeds from draw of revolving debt	—	175,000
Repayments of revolving debt	(225,000)	(175,000)
Principal payments on other indebtedness, net	(3,365)	(3,231)
Repurchase of convertible senior subordinated notes	—	(247,760)
Deferred financing fees	(500)	(25,696)
Payment for contingent consideration	(18,646)	(7,383)
Tax benefits of share awards	3,911	20,079
Payments of tax withholding for restricted shares	(10,396)	(12,570)
Exercise of options	1,952	23,440
Issuance of ordinary shares	2,729	2,302,281
Payments related to the issuance of ordinary shares	—	(66,956)
Cash buy-out of noncontrolling interests	—	(39,608)
Net cash (used in) provided by financing activities	$(297,690)	$3,116,408
Effect of foreign exchange rate	$1,459	$(11,599)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$395,474	$2,120,982
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,348	408,753
CASH AND CASH EQUIVALENTS, END OF PERIOD	$667,822	$2,529,735
SUPPLEMENTAL INFORMATION:
Cash received from income taxes, net	$698,584	$50,535
Cash paid into Qualified Settlement Funds for mesh legal settlements	$326,795	$377,074
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$524,438	$385,087
Other cash distributions for mesh legal settlements	$5,438	$10,829
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$658	$54
Accrual for purchases of property, plant and equipment	$2,363	$2,072
Acquisition financed by ordinary shares	$—	$1,519,318
Repurchase of convertible senior subordinated notes financed by ordinary shares	$—	$625,483
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to a fair statement of the Company’s financial position as of June 30, 2016 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2015 was derived from the audited financial statements.
Certain prior period amounts within the operating activities section of our Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on our Condensed Consolidated Balance Sheets or our Condensed Consolidated Statements of Operations.
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our,” or “us” refer to financial information and transactions of Endo International plc and its subsidiaries.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017 and the Company currently plans to adopt it on January 1, 2018. In March and April 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)” and ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” respectively, which clarifies the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends certain narrow aspects of Topic 606. The Company is currently evaluating the impact of these standards on the Company’s consolidated results of operations and financial position, including possible transition alternatives.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 states that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively and early application is permitted. The Company is currently evaluating the impact of ASU 2015-11 on the Company’s consolidated results of operations and financial position.

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
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees including: (a) requiring all income tax effects of awards to be recognized in the income statement, rather than in additional paid in capital, when the awards vest or are settled, (b) eliminating the requirement that excess tax benefits be realized before companies can recognize them, (c) requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (d) increasing the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, (e) requiring an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows and (f) electing whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period but all of ASU 2016-09 must be adopted in the same period. The Company is currently evaluating the impact of ASU 2016-09 on the Company’s consolidated results of operations and financial position.
NOTE 3. DISCONTINUED OPERATIONS AND HELD FOR SALE
American Medical Systems
On February 24, 2015, the Company’s Board of Directors (Board of Directors) approved a plan to sell the Company’s American Medical Systems Holdings, Inc. (AMS) business, which comprised the entirety of our former Devices segment. The AMS business was comprised of the Men’s Health and Prostate Health business as well as the Women’s Health business (referred to herein as Astora). On August 3, 2015, the Company sold the Men’s Health and Prostate Health business to Boston Scientific Corporation (Boston Scientific) for $1.65 billion, with $1.60 billion paid upfront in cash and $50.0 million in cash contingent on Boston Scientific achieving certain product revenue milestones in the Men’s Health and Prostate Health business in 2016.
In addition to selling the Men’s Health and Prostate Health business in 2015, as of December 31, 2015 and continuing into 2016, the Company was actively pursuing a sale of the Astora business with the Company in active negotiations with multiple potential buyers. The majority of the remaining assets and liabilities of the AMS business, which were related to the Astora business, were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2015 in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. Certain of AMS’s assets and liabilities, primarily with respect to its product liability accrual related to vaginal mesh cases, the related Qualified Settlement Funds and certain intangible and fixed assets, were not classified as held for sale based on management’s expectation that these assets and liabilities would remain with the Company.
On February 24, 2016, the Board of Directors resolved to wind down the Company’s Astora business as it did not align with the Company’s strategic direction and to reduce the additional exposure to mesh-related product liability. The Company conducted a wind down process to transition physicians to alternative products during the first quarter of 2016. The Company ceased business operations of Astora on March 31, 2016 and exited its AMS business. As a result, as of March 31, 2016 and periods thereafter, the remaining assets and liabilities of the AMS business, which were related to the Astora business, were no longer classified as held for sale in the Condensed Consolidated Balance Sheets. In accordance with applicable accounting guidance, the Company also reclassified the Astora assets and liabilities previously presented as held for sale as of December 31, 2015 to held and used on its Condensed Consolidated Balance Sheets.
The operating results of the AMS business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

The following table provides the operating results of the Discontinued operations, net of tax for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$863	$119,940	$29,714	$238,605
Litigation related and other contingencies, net	$—	$268,552	$2,450	$273,752
Asset impairment charges	$149	$—	$21,328	$222,753
Loss from discontinued operations before income taxes	$(22,492)	$(257,642)	$(91,324)	$(487,500)
Income tax expense (benefit)	$23,724	$(98,010)	$—	$(101,658)
Discontinued operations, net of tax	$(46,216)	$(159,632)	$(91,324)	$(385,842)
As a result of the Astora wind down initiative announced in the first quarter of 2016, the Company incurred asset impairment charges of $0.1 million and $21.3 million during the three and six months ended June 30, 2016, respectively. See below for discussion of our material wind down initiatives.
The following table provides the Depreciation and amortization and Purchases of property, plant and equipment of AMS for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows from discontinued operating activities:
Net loss	$(91,324)	$(385,842)
Depreciation and amortization	$—	$11,555
Net cash used in discontinued investing activities:
Purchases of property, plant and equipment	$(138)	$(2,182)
Astora Restructuring
The Astora wind down process includes a restructuring initiative implemented during the three months ended March 31, 2016, which includes the reduction of the Astora workforce consisting of approximately 250 employees. Under this restructuring initiative, separation costs are expensed over the requisite service period, if any, while retention is being expensed ratably over the respective retention period.
As a result of the Astora restructuring initiative, the Company incurred expenses of $6.0 million and $66.6 million during the three and six months ended June 30, 2016, respectively, consisting of employee separation, retention and other benefit-related costs, asset impairment charges, contract termination charges and other general restructuring costs. There were no restructuring expenses related to this initiative during the three and six months ended June 30, 2015. The Company anticipates there will be additional pre-tax restructuring expenses of $4.3 million related to employee separation, retention and other benefit-related costs, contract termination charges and other restructuring costs and the majority of these actions are expected to be completed by September 30, 2016, with substantially all cash payments made by the end of 2016. These restructuring costs are included in Discontinued operations in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Astora restructuring initiative is included below for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Employee separation, retention and other benefit-related costs	$5,317	$21,466
Asset impairment charges	149	21,328
Contract termination charges	(424)	9,800
Other wind down costs	909	14,030
Total	$5,951	$66,624

The liability related to the Astora restructuring initiative totaled $21.4 million as of June 30, 2016 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the six months ended June 30, 2016 were as follows (in thousands):

	Employee Separation, Retention and Other Benefit-Related Costs	Contract Termination Charges	Other Restructuring Costs	Total
Liability balance as of January 1, 2016	$—	$—	$—	$—
Expenses	21,466	9,800	7,351	38,617
Cash distributions	(7,763)	(5,342)	(4,068)	(17,173)
Liability balance as of June 30, 2016	$13,703	$4,458	$3,283	$21,444
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
As a result of the 2015 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred restructuring expenses of $1.1 million and $4.6 million during the three and six months ended June 30, 2016, consisting of employee separation, retention and other benefit-related costs. The Company anticipates there will be additional pre-tax restructuring expenses of approximately $0.6 million related to employee separation, retention and other benefit-related costs and these actions are expected to be completed by October 31, 2016, with substantially all cash payments made by the end of 2016. In addition, the Company anticipates there will be additional pre-tax restructuring expenses of approximately $7.4 million related to accelerated depreciation on certain assets. These restructuring costs are allocated to the U.S. Generic Pharmaceuticals segment, and are primarily included in Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the 2015 U.S. Generic Pharmaceuticals restructuring initiative totaled $12.6 million and $17.9 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, this liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the six months ended June 30, 2016 were as follows (in thousands):

Total
Liability balance as of January 1, 2016	$17,914
Expenses	4,588
Cash distributions	(9,906)
Liability balance as of June 30, 2016	$12,596
2016 U.S Generic Pharmaceuticals Restructuring
As part of the ongoing U.S. Generic Pharmaceuticals integration efforts, in May 2016 we announced a restructuring initiative to optimize our product portfolio and rationalize our manufacturing sites to expand product margins (the 2016 U.S. Generic Pharmaceuticals restructuring initiative). These measures include certain cost savings initiatives, including a reduction in headcount and the closing of our Charlotte, North Carolina manufacturing facility.

As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company expects to incur total restructuring-related expenses of approximately $200 million, consisting of asset impairment charges, charges to increase excess inventory reserves, employee separation, retention and other benefit-related costs and certain other charges. The Company anticipates these actions will be completed by September 2017, with substantially all cash payments made by the end of 2017. Under this restructuring initiative, separation costs will be expensed ratably over the requisite service period, if any. As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred pre-tax charges of $18.9 million and $146.2 million during the three and six months ended June 30, 2016, respectively. These charges consist of certain intangible asset impairment charges of $100.3 million during the six months ended June 30, 2016, charges to increase excess inventory reserves of $6.4 million and $33.3 million during the three and six months ended June 30, 2016, respectively, charges relating to employee separation, retention and other benefit-related costs of $6.4 million, accelerated depreciation of $3.4 million and other charges of $2.7 million during both the three and six months ended June 30, 2016. These charges are included in the U.S. Generic Pharmaceuticals segment, and are included in Asset impairment charges, Cost of revenues, and Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative totaled $6.4 million at June 30, 2016 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to the accrual during the six months ended June 30, 2016 were as follows (in thousands):

Total
Liability balance as of January 1, 2016	$—
Expenses	6,431
Cash payments	—
Liability balance as of June 30, 2016	$6,431
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
The liability related to the Auxilium restructuring initiative totaled $6.7 million and $12.3 million at June 30, 2016 and December 31, 2015, respectively, and is included in Accrued expenses and Other liabilities in the Condensed Consolidated Balance Sheets. Changes to this accrual during the six months ended June 30, 2016 were as follows (in thousands):

	Employee Separation, Retention and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2016	$5,353	$6,910	$12,263
Cash distributions	(4,837)	(760)	(5,597)
Liability balance as of June 30, 2016	$516	$6,150	$6,666
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, except for Auxilium, the estimated fair values of the net assets acquired are provisional as of June 30, 2016 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates.

Auxilium Pharmaceuticals, Inc.
On January 29, 2015 (the Auxilium Acquisition Date), the Company acquired all of the outstanding shares of common stock of Auxilium, a fully integrated specialty biopharmaceutical company emerging as a leader in the men’s healthcare sector with a strategically focused product portfolio and pipeline in orthopedics, dermatology and other therapeutic areas, in a transaction valued at $2.6 billion. The Company believed that Auxilium would be highly complementary to its branded pharmaceuticals business with significant opportunities to leverage Auxilium’s leading presence in men’s health, as well as the Company’s R&D capabilities and financial resources, to accelerate the growth of Auxilium’s XIAFLEX® and its other products.
The operating results of Auxilium are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and the operating results from the Auxilium Acquisition Date are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.
The Company recognized no acquisition-related transaction costs associated with the Auxilium acquisition during the six months ended June 30, 2016. The Company recognized acquisition-related transaction costs associated with the Auxilium acquisition during the six months ended June 30, 2015 totaling $23.1 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
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
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Auxilium had occurred on January 1, 2015 for the six months ended June 30, 2015. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2015, nor are they indicative of any future results.

Six Months Ended June 30, 2015
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,472,869
Net loss attributable to Endo International plc	$(333,583)
Basic net loss per share	$(1.88)
Diluted net loss per share	$(1.82)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Auxilium to reflect factually supportable adjustments that give effect to events that are directly attributable to the Auxilium acquisition assuming the Auxilium acquisition had occurred on January 1, 2015. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $1.1 million for the six months ended June 30, 2015. In addition, the adjustments include additional intangible amortization, net of tax, which would have been charged assuming the Company’s estimated fair value of the intangible assets. The adjustment to the amortization expense for the six months ended June 30, 2015 increased the expense by $8.8 million.
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
The operating results of Par are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Par Acquisition Date, including measurement period adjustments since the fair values presented in the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016, (in thousands):

	September 25, 2015	Measurement period adjustments	September 25, 2015 (As adjusted)
Cash and cash equivalents	$215,612	$—	$215,612
Accounts and other receivables	530,664	(13,500)	517,164
Inventories	330,406	(1,849)	328,557
Prepaid expenses and other current assets	31,124	—	31,124
Deferred income tax assets, current	14,652	660	15,312
Property, plant and equipment	256,293	4,744	261,037
Intangible assets	3,627,000	(154,500)	3,472,500
Other assets	8,477	—	8,477
Total identifiable assets	$5,014,228	$(164,445)	$4,849,783
Accounts payable and accrued expenses	$551,614	$(13,500)	$538,114
Deferred income tax liabilities	1,093,779	(60,995)	1,032,784
Other liabilities	16,057	—	16,057
Total liabilities assumed	$1,661,450	$(74,495)	$1,586,955
Net identifiable assets acquired	$3,352,778	$(89,950)	$3,262,828
Goodwill	4,782,876	89,950	4,872,826
Net assets acquired	$8,135,654	$—	$8,135,654
The estimated fair value of the Par assets acquired and liabilities assumed are provisional as of June 30, 2016 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to intangible assets, accrued expenses, deferred income taxes and income taxes payable. Accordingly, the measurement of the Par assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the Par Acquisition Date. As a result of the measurement period adjustments recorded above, the Company recorded a reduction of $3.8 million of expense, $3.1 million related to the amortization of intangible assets and $0.7 million related to the amortization of inventory step-up, during the six months ended June 30, 2016. There were no adjustments of expense recorded during the three months ended June 30, 2016.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation (in millions)	Amortization period (in years)
Developed Technology:
Vasostrict®	$556.0	8
Aplisol®	312.4	11
Developed - Other - Non-Partnered (Generic Non-Injectable)	230.4	7
Developed - Other - Partnered (Combined)	164.4	7
Nascobal®	118.3	9
Developed - Other - Non-Partnered (Generic Injectable)	116.4	10
Other	517.9	9
Total	$2,015.8
In Process Research & Development (IPR&D):
IPR&D 2019 Launch	$401.0	n/a
IPR&D 2018 Launch	283.8	n/a
Ezetimibe	147.6	n/a
IPR&D 2016 Launch	133.3	n/a
Ephedrine Sulphate	128.6	n/a
Neostigmine vial	118.6	n/a
Other	243.8	n/a
Total	$1,456.7	n/a
Total other intangible assets	$3,472.5	n/a
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
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Par had occurred on January 1, 2015 for the three and six months ended June 30, 2015. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2015, nor are they indicative of any future results.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,067,387	$2,140,759
Net loss attributable to Endo International plc	$(291,174)	$(391,636)
Basic net loss per share	$(1.57)	$(2.21)
Diluted net loss per share	$(1.57)	$(2.14)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Par to reflect factually supportable adjustments that give effect to events that are directly attributable to the Par acquisition assuming the Par acquisition had occurred on January 1, 2015. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition had no material impact for the three months ended June 30, 2015, and increased the expense by $6.8 million for the six months ended June 30, 2015. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets. An adjustment to the amortization expense for the three and six months ended June 30, 2015 increased the expense by $46.2 million and $84.4 million, respectively.
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
The fair values of the net identifiable assets acquired totaled $127.8 million, resulting in goodwill of $7.8 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Aspen Holdings acquisition includes $118.4 million of intangible assets to be amortized over an average life of approximately 19 years, and inventory of $9.4 million.
The operating results of Aspen Holdings are included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.
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
We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, which we define as loss from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; excess costs that will be eliminated pursuant to integration plans; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; certain non-cash interest expense; litigation-related and other contingent matters; gains or losses from early termination of debt activities; foreign currency gains or losses on intercompany financing arrangements; and certain other items that the Company believes do not reflect its core operating performance.
Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated.” The Company’s consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segments less these unallocated corporate costs.
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
U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment consists of a differentiated product portfolio including high barrier-to-entry products, first-to-file or first-to-market opportunities, which are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. The product offerings of this segment include products in the pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others.

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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$288,342	$315,913	$597,155	$600,420
U.S. Generic Pharmaceuticals	565,358	338,326	1,148,748	695,288
International Pharmaceuticals (1)	67,187	80,927	138,523	153,586
Total net revenues to external customers	$920,887	$735,166	$1,884,426	$1,449,294

Adjusted income from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$122,420	$169,067	$291,201	$327,861
U.S. Generic Pharmaceuticals	$214,968	$146,089	$426,736	$329,546
International Pharmaceuticals	$20,615	$19,201	$42,369	$35,767
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
In 2015, we realigned certain costs amongst our International Pharmaceuticals segment, U.S. Branded Pharmaceuticals segment and Corporate unallocated costs based on how our chief operating decision maker currently reviews segment performance. As a result of this realignment, certain expenses included in our consolidated adjusted income (loss) from continuing operations before income tax for the three and six months ended June 30, 2015 have been reclassified among our various segments to conform to current period presentation. The net impact of these reclassification adjustments increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $0.5 million and $5.9 million, respectively, with an offsetting $6.4 million decrease to International Pharmaceuticals segment costs for the three months ended June 30, 2015 and increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $1.1 million and $13.5 million respectively, with an offsetting $14.6 million decrease to International Pharmaceuticals segment costs for the six months ended June 30, 2015.
There were no material revenues from external customers attributed to an individual country outside of the United States during the three and six months ended June 30, 2016 or 2015.

The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total consolidated loss from continuing operations before income tax	$(165,465)	$(103,614)	$(372,943)	$(119,991)
Corporate unallocated costs (1)	161,737	115,050	314,810	226,118
Upfront and milestone payments to partners	2,688	2,135	4,105	4,802
Asset impairment charges (2)	39,951	70,243	169,576	77,243
Acquisition-related and integration items (3)	48,171	44,225	60,725	78,865
Separation benefits and other cost reduction initiatives (4)	22,174	5,780	60,630	47,587
Amortization of intangible assets	212,844	116,987	424,513	212,256
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	29,103	48,948	97,579	88,864
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	—	253	—	1,632
Loss on extinguishment of debt	—	—	—	980
Impact of Voltaren® Gel generic competition	—	—	(7,750)	—
Certain litigation-related charges, net (5)	5,259	6,875	10,459	19,875
Costs associated with unused financing commitments	—	2,261	—	14,071
Acceleration of Auxilium employee equity awards at closing	—	—	—	37,603
Other than temporary impairment of equity investment	—	18,869	—	18,869
Foreign currency impact related to the remeasurement of intercompany debt instruments	417	2,792	1,672	(18,298)
Other, net	1,124	3,553	(3,070)	2,699
Total segment adjusted income from continuing operations before income tax:	$358,003	$334,357	$760,306	$693,175
__________

(1)	Corporate unallocated costs include interest expense, net, certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)	Asset impairment charges primarily related to charges to write down intangible assets as further described in Note 9. Goodwill and Other Intangibles.

(3)
Acquisition-related and integration items include costs directly associated with previous acquisitions of $24.3 million and $47.5 million for the three and six months ended June 30, 2016, respectively, compared to $46.7 million and $82.2 million for the comparable 2015 periods. In addition, during the three and six months ended June 30, 2016, there is also a charge for changes in fair value of contingent consideration of $23.9 million and $13.2 million, respectively. During the three and six months ended June 30, 2015, acquisition-related and integration costs are net of a benefit due to changes in the fair value of contingent consideration of $2.5 million and $3.3 million, respectively.

(4)
Separation benefits and other cost reduction initiatives include charges to increase excess inventory reserves of $6.4 million and $33.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, employee separation costs of $8.4 million and $15.2 million and other restructuring costs of $7.1 million and $11.8 million for the three and six months ended June 30, 2016, respectively. Amounts in the comparable 2015 periods include employee separation costs of $4.8 million and $37.2 million, respectively, and a $7.9 million charge recorded during the six months ended June 30, 2015, upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

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

NOTE 7. FAIR VALUE MEASUREMENTS
Financial Instruments
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents (including money market funds and time deposits), restricted cash and cash equivalents, accounts receivable, marketable securities, equity and cost method investments, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds are structured to maintain the fund’s net asset value at $1.00 per unit, which assists in providing adequate liquidity upon demand by the holder. Money market funds pay dividends that generally reflect short-term interest rates. Thus, only the dividend yield fluctuates. Due to their short-term maturity, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds and time deposits), accounts receivable, accounts payable and accrued expenses approximate their fair values.
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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.
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
Equity and Cost Method Investments
As of June 30, 2016, we have investments that we account for using the equity or cost method of accounting totaling $6.0 million. The Company divested a joint venture investment owned through its Litha subsidiary during the three months ended March 31, 2016. The Company classified this joint venture investment as Assets held for sale as of December 31, 2015 in our Condensed Consolidated Balance Sheets.
With respect to our other equity or cost method investments, which are included in Other Assets in our Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, the Company did not recognize any other-than-temporary impairments. We considered various factors, including the operating results of our equity method investments and the lack of an unrealized loss position on our cost method investments.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$212,532	$—	$—	$212,532
Time deposits	—	165,000	—	165,000
Equity securities	2,239	—	—	2,239
Total	$214,771	$165,000	$—	$379,771
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$51,211	$51,211
Acquisition-related contingent consideration—long-term	—	—	84,585	84,585
Total	$—	$—	$135,796	$135,796
At June 30, 2016, money market funds include $47.5 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.

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
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning of period	$124,511	$184,261	$143,502	$46,005
Amounts acquired	—	18,435	—	166,535
Amounts settled	(12,646)	(3,851)	(22,120)	(8,574)
Transfers (in) and/or out of Level 3	—	—	—	—
Measurement period adjustments	—	(7,243)	—	(11,556)
Changes in fair value recorded in earnings	23,892	(2,520)	13,204	(3,328)
Effect of currency translation	39	—	1,210	—
End of period	$135,796	$189,082	$135,796	$189,082

The fair value measurement of the contingent consideration obligations was determined using risk-adjusted discount rates ranging from 3.0% to 22.0%. Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition related contingent consideration are included in Accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2016 by acquisition (in thousands):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2016
Qualitest acquisition	$1,137	$—	$(1,137)	$—	$—
Sumavel acquisition	631	—	55	—	686
Auxilium acquisition	26,435	—	661	(6,986)	20,110
Lehigh Valley Technologies, Inc. acquisitions	97,003	—	12,831	(15,134)	94,700
Other	18,296	—	2,004	—	20,300
Total	$143,502	$—	$14,414	$(22,120)	$135,796
The following is a summary of available-for-sale securities held by the Company at June 30, 2016 and December 31, 2015 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2016
Money market funds	$212,532	$—	$—	$212,532
Total included in cash and cash equivalents	$165,001	$—	$—	$165,001
Total included in restricted cash and cash equivalents	$47,531	$—	$—	$47,531
Equity securities	$26	$7	$—	$33
Total other short-term available-for-sale securities	$26	$7	$—	$33
Equity securities	$1,766	$440	$—	$2,206
Long-term available-for-sale securities	$1,766	$440	$—	$2,206

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Money market funds	$51,145	$—	$—	$51,145
Total included in cash and cash equivalents	$3	$—	$—	$3
Total included in restricted cash and cash equivalents	$51,142	$—	$—	$51,142
Equity securities	$24	$10	$—	$34
Total other short-term available-for-sale securities	$24	$10	$—	$34
Equity securities	$1,766	$2,089	$—	$3,855
Long-term available-for-sale securities	$1,766	$2,089	$—	$3,855

Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Six Months Ended June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain Astora property, plant and equipment (Note 3)	$—	$—	$—	$(5,041)
Certain U.S. Generic Pharmaceuticals intangible assets (Note 9)	—	—	50,459	(169,576)
Certain Astora intangible assets (Note 3)	—	—	—	(16,287)
Total	$—	$—	$50,459	$(190,904)
NOTE 8. INVENTORIES
Inventories consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials (1)	$222,808	$210,038
Work-in-process (1)	97,323	177,821
Finished goods (1)	306,189	364,634
Total	$626,320	$752,493
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At June 30, 2016 and December 31, 2015, $30.2 million and $24.9 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets.
The Company capitalizes inventory costs associated with certain generic products prior to regulatory approval and product launch, when it is reasonably certain, based on management’s judgment of reasonably certain future commercial use and net realizable value, that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed an Abbreviated New Drug Application (ANDA) that has been acknowledged by the U.S. Food and Drug Administration (the FDA) as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal requirements will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of June 30, 2016 and December 31, 2015, the Company had approximately $29.9 million and $12.0 million, respectively, in inventories related to generic products that were not yet available to be sold.

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2016 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Balance as of December 31, 2015:
Goodwill	$1,676,276	$5,789,934	$592,424	$8,058,634
Accumulated impairment losses	(673,500)	—	(85,780)	(759,280)
Balance as of December 31, 2015	$1,002,776	$5,789,934	$506,644	$7,299,354
Measurement period adjustments	—	89,950	1,366	91,316
Effect of currency translation on gross balance	—	—	29,025	29,025
Effect of currency translation on accumulated impairment	—	—	(2,458)	(2,458)
Balance as of June 30, 2016:
Goodwill	$1,676,276	$5,879,884	$622,815	$8,178,975
Accumulated impairment losses	(673,500)	—	(88,238)	(761,738)
	$1,002,776	$5,879,884	$534,577	$7,417,237

Other Intangible Assets
The following is a summary of other intangible assets held by the Company at June 30, 2016 and December 31, 2015 (in thousands):

Cost basis:	Balance as of December 31, 2015	Acquisitions (1)	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of June 30, 2016
Indefinite-lived intangibles:
In-process research and development	$1,742,880	$(114,200)	$(55,100)	$(5,156)	$3,208	$1,571,632
Total indefinite-lived intangibles	$1,742,880	$(114,200)	$(55,100)	$(5,156)	$3,208	$1,571,632
Definite-lived intangibles:
Licenses (weighted average life of 12 years)	$676,867	$—	$—	$(211,147)	$—	$465,720
Customer relationships (weighted average life of 15 years)	11,318	—	(3,460)	(7,858)	—	—
Tradenames (weighted average life of 12 years)	7,537	—	—	—	(74)	7,463
Developed technology (weighted average life of 12 years)	6,731,573	(32,300)	(127,303)	(1,847)	26,113	6,596,236
Total definite-lived intangibles (weighted average life of 12 years)	$7,427,295	$(32,300)	$(130,763)	$(220,852)	$26,039	$7,069,419
Total other intangibles	$9,170,175	$(146,500)	$(185,863)	$(226,008)	$29,247	$8,641,051

Accumulated amortization:	Balance as of December 31, 2015	Amortization	Impairments	Other	Effect of Currency Translation	Balance as of June 30, 2016
Definite-lived intangibles:
Licenses	$(508,225)	$(29,761)	$—	$211,147	$—	$(326,839)
Customer relationships	(7,858)	—	—	7,858	—	—
Tradenames	(6,544)	(45)	—	—	10	(6,579)
Developed technology	(818,606)	(394,707)	—	5,367	(3,028)	(1,210,974)
Total definite-lived intangibles	$(1,341,233)	$(424,513)	$—	$224,372	$(3,018)	$(1,544,392)
Total other intangibles	$(1,341,233)	$(424,513)	$—	$224,372	$(3,018)	$(1,544,392)
Net other intangibles	$7,828,942					$7,096,659
__________

(1)	Includes measurement period adjustments relating to the Par acquisition, partially offset by the capitalization of payments relating to XIAFLEX®.

(2)
Includes the impairment of certain intangible assets of our U.S. Generic Pharmaceuticals segment of approximately $169.6 million, and the impairment of certain intangible assets in connection with the wind down of our Astora business, with a net impairment of approximately $16.3 million, which is reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016. See Note 3. Discontinued Operations and Held for Sale for further information relating to the Astora wind down.

(3)
Includes the removal of approximately $214.0 million of fully amortized intangible assets relating to expired or terminated licensing agreements in our U.S. Branded Pharmaceuticals segment, including the 2008 Voltaren® Gel agreement described in Note 10. License and Collaboration Agreements and NatestoTM. In addition, $10.0 million of fully amortized assets were removed in connection with the wind down of our Astora business described above. Additionally, certain IPR&D assets of $5.2 million were placed in service and transferred into developed technology, while certain other developed technology assets were removed due to their sale or disposal during the period presented.

Amortization expense for the three and six months ended June 30, 2016 totaled $212.8 million and $424.5 million, respectively. Amortization for the three and six months ended June 30, 2015 totaled $117.0 million and $212.3 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2015 is as follows (in thousands):

2016	$805,089
2017	$681,732
2018	$600,710
2019	$542,887
2020	$517,927
Changes in the gross carrying amount of our other intangibles for the six months ended June 30, 2016 were as follows (in thousands):

Gross Carrying Amount
December 31, 2015	$9,170,175
Impairment of certain Astora intangible assets	(26,318)
Capitalization of payments relating to XIAFLEX®	8,000
Sale of certain International Pharmaceuticals intangible assets	(1,959)
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(169,576)
Measurement period adjustments relating to acquisitions closed during 2015 (NOTE 5)	(154,500)
Removal of fully amortized intangible assets relating to expired or terminated licensing agreements	(214,018)
Effect of currency translation	29,247
June 30, 2016	$8,641,051
Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of October 1st.
Goodwill
Given the significant decline in the Company’s stock price, the Company initiated an interim goodwill impairment analysis of our U.S. Branded and U.S. Generics reporting units during the second quarter of 2016. We estimated the fair value of our reporting units through an income approach using a discounted cash flow model. Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flows (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows for our interim goodwill impairment tests ranged from 8.5% to 9.0%, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. As a result of this interim analysis, the Company determined that the estimated fair value of our U.S. Branded and U.S. Generics reporting units exceeded their estimated net book value; therefore, an impairment charge was not required for the three months ended June 30, 2016.
Intangible Assets
U.S. Generic Pharmaceuticals Segment
During the three months ended March 31, 2016 and June 30, 2016, the Company identified certain market and regulatory conditions impacting the commercial potential of certain indefinite and definite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying value of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million and $40.0 million during the first and second quarters of 2016, respectively. In addition, during the first quarter of 2016, the Company recognized pre-tax, non-cash asset impairment charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.
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
Novartis AG, Novartis Consumer Health, Inc. and Sandoz, Inc.
The Company has exclusive U.S. marketing rights to Voltaren® Gel pursuant to a License and Supply Agreement entered into in 2008 with and among Novartis AG and Novartis Consumer Health, Inc. (Novartis) (the 2008 Voltaren® Gel Agreement). Effective March 1, 2015, Novartis Consumer Health, Inc. assigned the 2008 Voltaren® Gel Agreement to its affiliate, Sandoz, Inc. On December 11, 2015, the Company, Novartis AG and Sandoz entered into a new License and Supply Agreement (as amended and in effect the 2015 Voltaren® Gel Agreement) effectively renewing our exclusive U.S. marketing and license rights to commercialize Voltaren® Gel (the Branded Licensed Product) and granting the Company the exclusive right to launch an authorized generic of Voltaren® Gel (the Generic Licensed Product, and, together with the Branded Licensed Product, the Licensed Product). Pursuant to the 2015 Voltaren® Gel Agreement, the former 2008 Voltaren® Gel Agreement expired on June 30, 2016 in accordance with its terms. The 2015 Voltaren® Gel Agreement became effective on July 1, 2016 and will be accounted for as a business combination as of the effective date. In connection with the new agreement, the Company will be required to make an initial cash payment to Novartis of $16.2 million. The initial term of the 2015 Voltaren® Gel Agreement will expire on June 30, 2023 with an automatic extension of the term for one year thereafter unless a written notice of non-extension is provided at least six months in advance of termination. Voltaren® Gel royalties incurred during the six months ended June 30, 2016 and 2015 were $11.9 million and $15.0 million, respectively.
Under the 2008 Voltaren® Gel Agreement, which was effective through June 30, 2016, the Company agreed (i) to make certain guaranteed minimum annual royalty payments beginning in the fourth year of the 2008 Voltaren® Gel Agreement (2008 Guaranteed Minimum Annual Royalty Payment), (ii) to expend a minimum amount of annual advertising and promotional expenses (A&P Expenditures) on the commercialization of Voltaren® Gel and (iii) to perform a minimum number of face-to-face one-on-one discussions with physicians and other health care practitioners (Details), each subject to certain limitations set forth in the 2008 Voltaren® Gel Agreement, including the requirement that a third party generic equivalent product not be launched. Under the 2015 Voltaren® Gel Agreement, the Company agreed to make certain guaranteed minimum annual royalty payments (2015 Guaranteed Minimum Annual Royalty Payment) subject to certain limitations set forth in the 2015 Voltaren® Gel Agreement, including the requirement that a third party generic equivalent product is not launched. In March 2016, Amneal Pharmaceuticals LLC (Amneal) launched a generic equivalent of Voltaren® Gel and, therefore, the Company’s obligations to make the 2008 Guaranteed Minimum Annual Royalty Payment, to expend A&P Expenditures and to perform Details for the remainder of the term of the 2008 Voltaren® Gel Agreement terminated as of the date of the launch of the generic equivalent product by Amneal. In addition, the Company’s obligation to make the 2015 Guaranteed Minimum Annual Royalty Payment also terminated.
XIAFLEX® Out-license Agreement
We were party to an out-licensing agreement with Actelion Pharmaceuticals Ltd. (Actelion) to develop, supply and commercialize XIAFLEX® in Canada and Australia. On July 1, 2016, the parties mutually agreed to terminate the collaboration for Canada and agreed upon certain transition services to be provided by Actelion until approval of the transfer of the drug identification number by the regulatory authority in Canada to the Company. For Australia, the collaboration agreement remains in effect until a new agreement is finalized. In consideration for the rights returned to the Company by Actelion, Endo made a cash payment of $5.5 million in July 2016.

NOTE 11. DEBT
The following table presents the carrying amounts of the Company’s total indebtedness at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs
7.25% Senior Notes due 2022	$400,000	$(11,709)	$400,000	$(12,535)
5.75% Senior Notes due 2022	700,000	(9,385)	700,000	(10,088)
5.375% Senior Notes due 2023	750,000	(9,898)	750,000	(10,511)
6.00% Senior Notes due 2023	1,635,000	(26,230)	1,635,000	(27,694)
6.00% Senior Notes due 2025	1,200,000	(21,770)	1,200,000	(22,713)
Term Loan A Facility Due 2019	983,125	(11,410)	1,017,500	(13,831)
Term Loan B Facility Due 2022	2,786,000	(46,515)	2,800,000	(49,900)
Revolving Credit Facility	—	—	225,000	—
Other debt	134	—	134	—
Total long-term debt, net	$8,454,259	$(136,917)	$8,727,634	$(147,272)
Less current portion, net	117,454	—	328,705	—
Total long-term debt, less current portion, net	$8,336,805	$(136,917)	$8,398,929	$(147,272)
The total fair value of the Company’s Total long-term debt at June 30, 2016 and December 31, 2015, was $7.9 billion and $8.6 billion, respectively.
The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
On April 4, 2016, the Company paid down the revolving credit facility in the amount of $225.0 million. As of June 30, 2016, we have $998.0 million of remaining credit available through the revolving credit facilities.
The Company’s credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of June 30, 2016, we were in compliance with all such covenants.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries’ products and semi-finished and finished goods, as well as certain packaging, labeling services, customer service support, warehouse and distribution services. These contracts include agreements with Novartis Consumer Health, Inc., Novartis AG, and Sandoz, Inc. (collectively, Novartis), Teikoku Seiyaku Co. Ltd. (Teikoku), Noramco, Inc. (Noramco), Grünenthal GmbH (Grünenthal), Sharp Corporation, UPS Supply Chain Solutions, Inc. and Jubilant HollisterStier Laboratories LLC (JHS). If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Significant changes made during the six months ended June 30, 2016 to the agreements listed above and included within our Annual Report on Form 10-K for the year ended December 31, 2015 are as follows:

Noramco, Inc.
Pursuant to the terms of the Company’s 2012 agreement with Noramco, the Company made payments to Noramco during the six months ended June 30, 2016 and 2015 totaling $16.0 million and $17.0 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Statements of Operations. In July 2016, the Company sent a notice of non-renewal to Noramco which will result in the agreement being terminated as of April 2017. The Company is not subject to any penalties as a result of this termination.
Jubilant HollisterStier Laboratories LLC
During the second quarter of 2016, we entered into a new agreement with JHS (JHS Agreement). Pursuant to the JHS Agreement, JHS fills and lyophilizes the XIAFLEX® bulk drug substance, which is manufactured by the Company, and produces sterile diluent. The initial term of the JHS agreement is three years, with automatic renewal provisions thereafter for subsequent one-year terms, unless or until either party provides notification prior to expiration of the then current term of the contract. The Company is required to purchase a specified percentage of its total forecasted volume of XIAFLEX® from JHS each year, unless JHS is unable to supply XIAFLEX® within the timeframe established under such forecasts. Amounts purchased pursuant to the JHS Agreement were not material for any of the periods presented.
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
As of June 30, 2016, our reserve for loss contingencies totaled $1.61 billion, of which $1.56 billion relates to our product liability accrual for vaginal mesh cases. We had previously announced that we had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by our AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
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

The following table presents the changes in the vaginal mesh QSFs and product liability balance during the six months ended June 30, 2016 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2015	$578,970	$2,086,176
Additional charges	—	2,450
Cash contributions to Qualified Settlement Funds	326,795	—
Cash distributions to settle disputes from Qualified Settlement Funds	(524,438)	(524,438)
Cash distributions to settle disputes	—	(5,438)
Other	255	—
Balance as of June 30, 2016	$381,582	$1,558,750
Approximately $1.40 billion of the total liability amount shown above is classified as Current portion of legal settlement accrual, with the remainder to be paid over time in accordance with the MSA agreements and classified as Long-term legal settlement accrual, less current portion, net in the June 30, 2016 Condensed Consolidated Balance Sheets. Charges related to vaginal mesh product liability for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
We expect to fund the payments under all current settlement agreements over the course of 2016 and 2017, with completion by December 31, 2017. As the funds are disbursed out of the QSFs from time to time, the product liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the product liability accrual but will not decrease restricted cash and cash equivalents.
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
Testosterone Cases. We and certain of our subsidiaries, including Endo Pharmaceuticals Inc. (EPI) and Auxilium Pharmaceuticals, Inc. (Auxilium), along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel, Delatestryl®, Testim®, TESTOPEL® and Striant®. Plaintiffs in these suits allege various personal injuries, including pulmonary embolism, stroke and other vascular and/or cardiac injuries and seek compensatory and/or punitive damages, where available. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI and Auxilium that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in certain other state courts. In July 2014, a class action complaint was filed in Ontario, Canada against EPI. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against us. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interest. As of July 29, 2016, approximately 1,084 cases are currently pending against us; some of which may have been filed on behalf of multiple plaintiffs. By order dated July 5, 2016 and with plaintiffs’ consent, a Canadian Court dismissed without prejudice the class action complaint filed in Ontario, Canada against EPI.
In November 2015, the U.S. District Court for the Northern District of Illinois entered an order granting defendants’ motion to dismiss claims involving certain testosterone products that were approved pursuant to ANDAs, including TESTOPEL®. Plaintiffs filed a motion for reconsideration and clarification of this order. In March 2016, the District Court granted plaintiffs’ motion in part and entered an order permitting certain claims to go forward to the extent they are based on allegations of fraudulent off-label marketing.

In November 2014, a civil class action complaint was filed in the Northern District of Illinois against EPI, Auxilium, and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payors that had paid for certain testosterone products, alleging that the marketing efforts of EPI, Auxilium, and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil Racketeer Influenced and Corrupt Organizations Act claims. Further, the complaint alleges that EPI, Auxilium, and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products and raises other state law claims. In March 2015, defendants filed a motion to dismiss the complaint and plaintiffs responded by filing amended complaints. In February 2016, the District Court granted in part and denied in part defendants’ motion to dismiss. The District Court declined to dismiss plaintiffs’ claims for conspiracy to commit racketeering activity in violation of 18 U.S.C. §1962(d) and claims for negligent misrepresentation. In April 2016, plaintiffs filed a third amended complaint, which defendants moved to dismiss in June 2016. In August 2016, the court denied the motion as to the claims against EPI, Auxilium and certain other defendants, and directed that answers be filed by August 31, 2016. In October 2015, a similar civil class action complaint was filed against EPI and other defendant manufacturers in the Northern District of Illinois. Similar litigation may be brought by other plaintiffs. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any, but we will explore all options as appropriate in our best interest.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against certain of our subsidiaries, EPI and Generics Bidco I, LLC, and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the court ordered judgment for Defendants on their exception for no right of action. The case is currently on appeal to the Louisiana Court of Appeals, First District.
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
In May 2014 and in June 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including our subsidiaries EHSI and EPI. The complaint asserts violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including OPANA®. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, and attorneys’ fees and costs. Defendants, which include our subsidiaries, filed various motions attacking the pleadings, including one requesting that the Superior Court refrain from proceeding under the doctrines of primary jurisdiction and equitable abstention. That motion was granted in August 2015, and the case has been stayed pending further proceedings and findings by the FDA. In June 2016, plaintiffs filed a motion to lift the stay and to amend the complaint. Defendants, included EHSI and EPI, opposed that motion. Following a hearing in July 2016, the court provided plaintiffs an opportunity to seek leave to file another amended complaint.
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
In September 2014, our subsidiaries EHSI and EPI received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER. We are currently cooperating with the State of Tennessee Office of the Attorney General and Reporter in this investigation.

In August 2015, our subsidiaries EHSI and EPI received a subpoena from the State of New Hampshire Office of the Attorney General seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER. We were cooperating with the State of New Hampshire Office of the Attorney General in its investigation until we learned that it was being assisted in the investigation by outside counsel hired on a contingent fee basis. The New Hampshire Attorney General initiated an action in the Superior Court for the State of New Hampshire to enforce the subpoena despite this contingent fee arrangement, and we (along with other companies that had received similar subpoenas) responded by filing a motion for protective order to preclude the use of contingent fee counsel. In addition, we filed a separate motion seeking declaratory relief. In March 2016, the Superior Court granted the motion for protective order on the grounds that the contingent fee agreement was invalid as ultra vires and that the office of the Attorney General had acted outside of its statutory authority in entering into the agreement with the contingent fee counsel. In April 2016, both the New Hampshire Attorney General and the companies that received subpoenas from the New Hampshire Attorney General, including EHSI and EPI, appealed, in part, the March 2016 Superior Court order to the New Hampshire Supreme Court. Those appeals are pending. In April 2016, the New Hampshire Attorney General also entered into a new agreement with outside counsel. In response, the companies that received a subpoena from the New Hampshire Attorney General, including EHSI and EPI, moved to enforce a part of the protective order issued by the Superior Court in March 2016 that is not being appealed by EHSI and EPI. That motion is pending.
In March 2016, EHSI and EPI received a Civil Investigative Demand (CID) from the Department of Justice for the State of Oregon seeking documents and information regarding the sales and marketing of OPANA® ER. We are currently cooperating with the State of Oregon in its investigation.
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
The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order in April 2014 transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California. In June 2016, motions for class certification were filed on behalf of classes of direct and indirect purchasers. Responses to those motions are due in August 2016. Trial is currently scheduled to begin in 2017. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of California as tag-along actions to In Re Lidoderm Antitrust Litigation.
Multiple direct and indirect purchasers of OPANA® ER have filed cases against our subsidiaries EHSI and EPI, and other pharmaceutical companies, including Penwest Pharmaceuticals Co., which we subsequently acquired, and Impax Laboratories Inc. (Impax), all of which have been transferred and coordinated for pretrial proceedings in the Northern District of Illinois by the Judicial Panel on Multidistrict Litigation. Some of these cases have been filed on behalf of putative classes of direct and indirect purchasers, while others have been filed on behalf of individual retailers. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of the re-formulation of OPANA® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In February 2016, the District Court issued orders (i) denying defendants’ motion to dismiss the claims of the direct purchasers, (ii) denying in part and granting in part defendants’ motion to dismiss the claims of the indirect purchasers, but giving them permission to file amended complaints and (iii) granting defendants’ motion to dismiss the complaints filed by certain retailers, but giving them permission to file amended complaints. In response to the District Court’s orders, the indirect purchasers filed an amended complaint to which the defendants have filed a renewed motion to dismiss certain claims and certain retailers have also filed amended complaints. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation.

In February 2014, our subsidiary, EPI received a CID (the February 2014 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second CID to EPI in March 2014 (the March 2014 CID). The February 2014 CID requested documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and its settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of OPANA® ER and Lidoderm®. The March 2014 CID requested documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of OPANA® ER. The FTC also issued subpoenas for investigational hearings (similar to depositions) to our employees and former employees. In March 2016, the FTC filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against us and our subsidiary EPI, as well as against Allergan, Impax, and Teikoku, alleging generally that the settlement agreements with Actavis and Impax, respectively, constituted, in whole or part, unfair methods of competition in violation Section 5(a) of the FTC Act, 15 U.S.C. § 45(a). The FTC also alleges that one provision of the agreement with Actavis violated Section 7 of the Clayton Act, 15 U.S.C. § 18. The complaint seeks injunctive and declaratory relief and other remedies, including restitution and disgorgement. In July 2016, a motion to dismiss was filed on behalf of all defendants.
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
In February 2015, EHSI and EPI received a CID for Production of Documents and Information from the State of Alaska Office of Attorney General issued pursuant to Alaska’s Antitrust and Unfair Trade Practices and Consumer Protection law seeking documents and other information concerning settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation as well as information concerning EPI’s settlement agreement with Actavis settling the Lidoderm patent litigation, as well as information concerning the marketing and sales of Lidoderm.
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
In January 2009, the FTC filed a lawsuit against our subsidiary, Par, in the U.S. District Court for the Central District of California, which was subsequently transferred to the U.S. District Court for the Northern District of Georgia, and which alleged violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of AndroGel®. The FTC complaint generally seeks a finding that Par’s settlement agreement violates Section 5(a) of the Federal Trade Commission Act, and a permanent injunction against Par’s ability to engage in certain types of patent settlements in the future. Beginning in February 2009, certain private plaintiffs, including distributors and retailers, filed similar litigation. Generally, the remaining private plaintiff suits seek equitable relief, unspecified damages and costs.
In February 2010, the District Court granted a motion to dismiss the FTC’s claims and granted in part and denied in part a motion to dismiss the claims of the private plaintiffs. In April 2012, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s decision on the motion to dismiss the FTC’s claims. In September 2012, the District Court granted a motion for summary judgment against the private plaintiffs’ claims of sham litigation. In July 2013, the Supreme Court of the U.S. reversed the Court of Appeals’ and District Court’s decisions and remanded the case to the District Court for further proceedings. In May 2016, those private plaintiffs representing the putative class of indirect purchasers voluntarily dismissed their case against Par with prejudice. Claims by the direct purchasers and the FTC are still pending. We intend to contest this litigation vigorously and to explore all options as appropriate in our best interest.
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
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against Par and its subsidiary in the U.S. District Court for the District of New Jersey alleging that Par engaged in an anticompetitive scheme to exclude competition from the market for vasopressin solution for intravenous injection in view of Par’s Vasostrict® (vasopressin) product. The complaint alleges violations of Sections 1 and 2 of The Sherman Antitrust Act, 15 U.S.C. §§ 1, 2, as well as the antitrust law and common law of the state of New Jersey, alleging that Par entered into exclusive supply agreements with active pharmaceutical ingredient (API) manufacturers that prevent Fresenius from being able to obtain vasopressin API in order to file an ANDA to obtain approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages in an unspecified amount, attorney’s fees and costs and injunctive relief and demands a trial by jury. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interest.
False Claims Act Litigation
The Attorneys General of Florida, Indiana and Virginia and the U.S. Office of Personnel Management (the USOPM) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued CIDs, to our subsidiary, Par, among other companies. The demands generally request documents and information pertaining to allegations that certain of Par’s sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. Par has provided documents in response to these subpoenas to the respective Attorneys General and the USOPM. The aforementioned subpoenas and CIDs culminated in the federal and state law qui tam action brought on behalf of the U.S. and several states by Bernard Lisitza. The complaint was unsealed in August 2011. Lisitza’s corrected second amended complaint generally seeks (i) a finding that defendants violated and be enjoined from future violations of the federal False Claims Act and state false claims acts; (ii) treble damages and maximum civil penalties for each violation of the federal False Claims Act and state false claims acts; (iii) an applicable percentage share of the proceeds; and (iv) expenses, fees, and costs. The U.S. intervened in this action and filed a separate complaint in September 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The U.S.’s second corrected complaint generally seeks (i) treble damages and civil penalties for violations under the federal False Claims Act and (ii) compensatory and punitive damages for common law fraud. The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claim acts, common law fraud, and unjust enrichment. Michigan’s complaint generally seeks (i) treble damages and civil penalties and (ii) common law compensatory and punitive damages. Indiana’s amended complaint generally seeks treble damages, costs, and attorney’s fees. We intend to vigorously defend this lawsuit. At this time, we are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
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
Beginning in January 2016, several complaints, including multiple class action complaints, have been filed in the Philadelphia Court of Common Pleas and in the U.S. District Courts for the Eastern District of Pennsylvania and the District of Rhode Island against us and certain of our subsidiaries, including Par, along with other manufacturers of certain generic pharmaceutical products, seeking compensatory and punitive or treble damages, as well as injunctive relief and alleging that certain marketing and pricing practices by the defendant companies violated state law, including consumer protection law and/or federal and state antitrust laws. The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order in August 2016 transferring certain of these cases as In Re Generic Digoxin and Doxycycline Antitrust Litigation, MDL No. 2724, to the U.S. District Court for the Eastern District of Pennsylvania. Additional similar claims may be brought by other plaintiffs in various jurisdictions.
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
Megace ES® (megestrol acetate oral suspension) Cases
In September 2011, our subsidiary, Par, along with EDT Pharma Holdings Ltd. (Elan) (now known as Alkermes Pharma Ireland Limited), filed a complaint against TWi Pharmaceuticals, Inc. (TWi) in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. A bench trial was held in October 2013, and in February 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the 7,101,576 patent invalid for obviousness. Par appealed. In August 2014, the District Court issued a preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the appeal. In December 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. In March 2015, the District Court issued another preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand. In July 2015, the District Court issued a new decision in favor of TWi, finding all of the asserted claims invalid, and TWi launched its generic product.  Par appealed again, and in December 2015, the District Court’s decision in favor of TWi was affirmed without opinion. In February 2016, TWi moved the District Court to recover its lost profits, which TWi alleges in the amount of $16 million, resulting from the previous injunctions to which the District Court subjected TWi, as well as attorneys’ fees and costs. Par has opposed TWi’s motion. We believe that a loss is probable and we have incorporated our best estimate of this loss into our reserve for loss contingencies. It is possible that the outcome of this matter could result in an additional loss above the amount reserved, which could be material.
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
Securities Related Class Action Litigation
In May 2016, a putative class action entitled Craig Friedman v. Endo International plc Company, Rajiv de Silva and Suketu Upadhyay was filed in the U.S. District Court for the Southern District of New York by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on the Company’s revision of its 2016 earnings guidance and its disclosure of a CID from the U.S. Attorney’s Office for the Southern District of New York regarding contracts with Pharmacy Benefit Managers concerning Frova®. The revised earnings guidance and the CID were disclosed in a Form 8-K (and accompanying press release) and a Form 10-Q filed with the Securities and Exchange Commission on May 5, 2016 and May 6, 2016, respectively. The complaint seeks class certification, damages in an unspecified amount and attorney’s fees and costs. In July 2016, a number of shareholders filed motions to be appointed lead plaintiff and for the appointment of lead counsel. Those motions have not been decided by the court.  We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter, but will explore all options as appropriate in our best interest and we intend to defend this lawsuit vigorously.

Paragraph IV Certifications on OPANA® ER
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering OPANA® ER (oxymorphone hydrochloride extended-release tablets CII). In December 2012, EPI filed a complaint against Actavis (now Allergan) in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of OPANA® ER. In May 2013 and June 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant OPANA® ER: Roxane Laboratories, Inc. (Roxane) and Ranbaxy Laboratories Limited (Ranbaxy). Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of OPANA® ER. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York. In August 2015, the District Court ruled that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The District Court also ruled that the defendants failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid, enjoined the defendants from launching their generic products until the expiration of those patents and directed Actavis to withdraw its generic product within 60 days. In October 2015, the District Court tolled the 60-day period until it decided two pending post-trial motions. In April 2016, the District Court issued an order upholding its August 2015 ruling in EPI’s favor and confirming the prior injunction against the manufacture or sale of the generic version of the non-crush-resistant OPANA® ER currently offered by Actavis, the U.S. generics business of Allergan, and the additional approved but not yet marketed generic version of the product developed by Roxane. The time for appealing the ruling has not yet expired and we expect the defendants to appeal. We intend to continue vigorously asserting our intellectual property rights and to oppose any such appeal.
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
In August 2014 and October 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using OPANA® ER and a highly pure version of the active pharmaceutical ingredient of OPANA® ER. In November 2014, EPI filed lawsuits against Teva, ThoRx, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz Inc. in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively. On November 17, 2015, the District Court held the ‘737 patent invalid for claiming unpatentable subject matter. That patent has been dismissed from all suits and the suits administratively closed as to that patent, subject to appeal at the end of the case on the ‘779 patent. Beginning July 11, 2016, a three-day trial was held in the U.S. District Court for the District of Delaware against Teva and Amneal for infringement of the ‘779 patent. No decision has been issued in that case as of the date of this report.

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
NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016			2015
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(234)	$87	$(147)	$451	$(250)	$201
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain (loss) arising during the period	(7,866)	(13,743)	(21,609)	10,516	(2,515)	8,001
Other comprehensive (loss) income	$(8,100)	$(13,656)	$(21,756)	$10,967	$(2,765)	$8,202
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016			2015
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(1,620)	$613	$(1,007)	$2,649	$(935)	$1,714
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain (loss) arising during the period	46,706	12,448	59,154	(120,863)	(2,484)	(123,347)
Other comprehensive income (loss)	$45,086	$13,061	$58,147	$(118,214)	$(3,419)	$(121,633)

The following is a summary of the accumulated balances related to each component of Other comprehensive loss, net of taxes, at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Net unrealized gains	$808	$1,815
Foreign currency translation loss	(326,904)	(386,020)
Accumulated other comprehensive loss	$(326,096)	$(384,205)
NOTE 14. SHAREHOLDERS' EQUITY
Changes in Shareholder’s Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the six months ended June 30, 2016 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2016	$5,968,030	$(54)	$5,967,976
Net income	209,709	16	209,725
Other comprehensive income	58,109	38	58,147
Compensation related to share-based awards	29,585	—	29,585
Tax withholding for restricted shares	(10,396)	—	(10,396)
Exercise of options	1,952	—	1,952
Issuance of ordinary shares related to the employee stock purchase plan	2,729	—	2,729
Other	1,820	—	1,820
Shareholders’ equity at June 30, 2016	$6,261,538	$—	$6,261,538
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
The Company recognized share-based compensation expense of $14.6 million and $29.6 million during the three and six months ended June 30, 2016, respectively, compared to $10.9 million and $62.4 million during the three and six months ended June 30, 2015, respectively. The share-based compensation expense recognized during the six months ended June 30, 2015 includes a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million. As of June 30, 2016, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $96.6 million. As of June 30, 2016, the weighted average remaining requisite service period of the non-vested stock options was 2.8 years and for non-vested restricted stock units was 2.3 years.
NOTE 15. OTHER EXPENSE, NET
The components of Other expense, net for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency loss (gain), net	$1,554	$2,578	$2,550	$(20,556)
Equity loss from unconsolidated subsidiaries, net	3,828	900	1,484	1,751
Other than temporary impairment of equity investment	—	18,869	—	18,869
Costs associated with unused financing commitments	—	2,261	—	14,071
Other miscellaneous, net	(207)	(115)	(766)	(1,637)
Other expense, net	$5,175	$24,493	$3,268	$12,498
Foreign currency loss (gain), net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities. In addition, the Company incurred $2.3 million and $14.1 million during the three and six months ended June 30, 2015 related to unused commitment fees primarily associated with financing for the Auxilium acquisition.
NOTE 16. INCOME TAXES
During the three months ended June 30, 2016, the Company recognized an income tax benefit of $555.3 million on $165.5 million of loss from continuing operations before income tax, compared to $12.7 million of tax benefit on $103.6 million of loss from continuing operations before income tax during the comparable 2015 period. During the second quarter of 2016, the Company implemented a legal entity restructuring as part of its continuing integration of our businesses that resulted in the realization of a $644.0 million discrete tax benefit arising from outside basis differences, reduced by a $196.0 million valuation allowance. The reorganization also provides operating flexibility and benefits and reduces the impact related to potential future limits that could apply to the use of tax attributes by utilizing most of the Company’s attributes to offset the gain in the intercompany sale that stepped-up the tax basis of the U.S. Generics Pharmaceutical business assets. The Company also benefited from an improved mix of jurisdictional pre-tax income and losses. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from losses from continued operations.
During the six months ended June 30, 2016, the Company recognized an income tax benefit of $674.0 million on $372.9 million of loss from continuing operations before income tax, compared to $179.6 million of tax benefit on $120.0 million of loss from continuing operations before income tax during the comparable 2015 period. The tax benefit for the current period is primarily related to benefits arising from losses from continued operations and the net discrete tax benefit recorded in the second quarter discussed above. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from the expected realization of deferred tax assets for certain components of our AMS business that was held for sale in such period.

NOTE 17. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$389,812	$(90,894)	$301,049	$59,598
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	18	(107)	16	(107)
Income (loss) from continuing operations attributable to Endo International plc ordinary shareholders	$389,794	$(90,787)	$301,033	$59,705
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(46,216)	(159,632)	(91,324)	(385,842)
Net income (loss) attributable to Endo International plc ordinary shareholders	$343,578	$(250,419)	$209,709	$(326,137)
Denominator:
For basic per share data—weighted average shares	222,667	185,328	222,485	177,490
Dilutive effect of ordinary share equivalents	195	—	535	2,091
Dilutive effect of various convertible notes and warrants	1	—	1	3,241
For diluted per share data—weighted average shares	222,863	185,328	223,021	182,822
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
For the three months ended June 30, 2016, stock options and stock awards of 5.9 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the three months ended June 30, 2015 because their effect would have been anti-dilutive, as the Company was in a loss position. For the six months ended June 30, 2016, stock options and stock awards of 4.7 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. For the six months ended June 30, 2015, stock options and stock awards of 1.0 million were excluded from the diluted share calculation because their effect would have been anti-dilutive.
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
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to financial information and transactions of Endo International plc and its consolidated subsidiaries.
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

Consolidated Results Review
Total Revenues. Total revenues for the three and six months ended June 30, 2016 increased 25% to $920.9 million and 30% to $1,884.4 million, respectively, from the comparable 2015 periods. This revenue increase was primarily attributable to revenues related to our September 2015 acquisition of Par. The increases were partially offset by decreased revenues for certain products in our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Voltaren® Gel, Lidoderm®, OPANA® ER and Frova® revenues related to generic competition and decreased revenues from our legacy U.S. Generic Pharmaceuticals segment, driven by a decrease as a result of competitive pressure on commoditized generic products.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$632,218	69	$438,858	60	$1,320,923	70	$823,124	57
Selling, general and administrative	193,070	21	154,491	21	371,425	20	366,069	25
Research and development	50,589	5	18,984	3	92,281	5	36,881	3
Litigation-related and other contingencies, net	5,259	1	6,875	1	10,459	1	19,875	1
Asset impairment charges	39,951	4	70,243	10	169,576	9	77,243	5
Acquisition-related and integration items	48,171	5	44,225	6	60,725	3	78,865	5
Total costs and expenses*	$969,258	105	$733,676	100	$2,025,389	107	$1,402,057	97
__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and six months ended June 30, 2016 increased 44% to $632.2 million and 60% to $1,320.9 million, respectively, from the comparable 2015 periods. These increases were primarily attributable to increased costs related to our acquisition of Par and charges to increase excess inventory reserves of approximately $59 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products and the planned discontinuance of several products as part of the 2016 U.S. Generic Pharmaceuticals restructuring initiative announced in May 2016. Gross margins for the three months ended June 30, 2016 decreased to 31% from 40% in the comparable 2015 period and gross margins for the six months ended June 30, 2016 decreased to 30% from 43% in the comparable 2015 period. These decreases were primarily attributable to the mix of revenue being more heavily weighted toward lower margin generic pharmaceutical product sales, increased intangible asset amortization of $95.9 million and $212.3 million for the three and six months ended June 30, 2016, respectively, the charges to increase excess inventory reserves mentioned above and a decline in higher margin branded pharmaceutical product sales due to generic competition on certain products.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2016 increased 25% to $193.1 million and 1% to $371.4 million, respectively, from the comparable 2015 periods. These increases were primarily a result of incremental employee, facility and other Selling, general and administrative expenses related to the acquisition of Par. The increase during the six months ended June 30, 2016 was partially offset by a charge during the first quarter of 2015 related to the acceleration of Auxilium employee equity awards at closing of $37.6 million and restructuring charges during the first quarter of 2015 of $26.0 million related to the Auxilium acquisition, which did not recur in 2016.
Research and development expenses. Research and development expenses for the three and six months ended June 30, 2016 increased 166% to $50.6 million and 150% to $92.3 million, respectively, from the comparable 2015 periods. The increases were primarily attributable to the acquisition of Par.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three and six months ended June 30, 2016 totaled $5.3 million and $10.5 million, respectively, compared to $6.9 million and $19.9 million for the three months and six months ended June 30, 2015, respectively. The Company’s legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Asset impairment charges. Asset impairment charges for the three and six months ended June 30, 2016 totaled $40.0 million and $169.6 million, respectively, compared to $70.2 million and $77.2 million for the three and six months ended June 30, 2015. The pre-tax, non-cash impairment charges of $40.0 million during the three months ended June 30, 2016 resulted from certain market conditions impacting the commercial potential of certain intangible assets in our U.S. Generic Pharmaceuticals segment. These charges are in addition to the $129.6 million pre-tax, non-cash impairment charges on certain intangible assets recorded during the three months ended March 31, 2016, including pre-tax, non-cash asset impairment charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. The pre-tax, non-cash impairment charges of $70.2 million recorded during the three months ended June 30, 2015 were related to certain intangible assets of our U.S. Generic Pharmaceuticals segment, resulting from certain market conditions impacting the commercial potential of certain intangible assets in our U.S. Generic Pharmaceuticals segment. As a result of a sustained downturn in the testosterone replacement therapy (TRT) market and additional competition and pricing pressure related to certain of our U.S. Generics and Canadian based products, several significant intangible assets are at risk of becoming impaired if we were to experience a decline in future market conditions below our current estimates. Specifically, the excess of undiscounted cash flows over carrying amount for our TESTOPEL, Methotrexate and Canada Base Prescription intangible assets were all less than 5 percent of carrying amount. In addition, any sustained downturns in other areas of our business could result in additional impairments of our definite and indefinite lived assets, which could be material.
Acquisition-related and integration items. Acquisition-related and integration items for the three and six months ended June 30, 2016 increased 9% to $48.2 million and decreased 23% to $60.7 million, respectively, from the comparable 2015 periods. The charges during the three months ended June 30, 2016 were primarily driven by $23.9 million of expense resulting from the change in the fair value of contingent consideration and integration costs associated with our acquisition of Par. The change in contingent consideration was due to favorable market conditions impacting the commercial potential of the underlying products. The decrease during the six months ended June 30, 2016 was due to prior year acquisition-related and integration costs associated with our acquisition of Auxilium, which closed during the first quarter of 2015. This reduction was partially offset by integration costs associated with our acquisition of Par, which closed during the third quarter of 2015, and $13.2 million of expense recorded during the six months ended June 30, 2016 resulting from the change in the fair value of certain contingent consideration. The change in contingent consideration was due to favorable market conditions impacting the commercial potential of the underlying products.
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$113,097	$80,980	$230,567	$154,829
Interest income	(1,178)	(369)	(1,855)	(1,079)
Interest expense, net	$111,919	$80,611	$228,712	$153,750
Interest expense for the three and six months ended June 30, 2016 increased 40% to $113.1 million and increased 49% to $230.6 million, respectively, from the comparable 2015 periods. These increases were primarily attributable to an increase in our average total indebtedness to $8.4 billion during the three months ended June 30, 2016 from $5.5 billion in the comparable 2015 period and to $8.5 billion during the six months ended June 30, 2016 from $5.1 billion in the comparable 2015 period. Our period-over-period average total indebtedness has increased due primarily to the financing of the Par acquisition.
Loss on extinguishment of debt. Loss on extinguishment of debt was zero for the three and six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015 period. There were no charges recognized for loss on extinguishment of debt during the three months ended June 30, 2015.
Other expense, net. The components of Other expense, net for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency loss (gain), net	$1,554	$2,578	$2,550	$(20,556)
Equity loss from unconsolidated subsidiaries, net	3,828	900	1,484	1,751
Other than temporary impairment of equity investment	—	18,869	—	18,869
Costs associated with unused financing commitments	—	2,261	—	14,071
Other miscellaneous, net	(207)	(115)	(766)	(1,637)
Other expense, net	$5,175	$24,493	$3,268	$12,498

Foreign currency loss (gain), net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities. During the second quarter of 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value. The Company also incurred $14.1 million during the six months ended June 30, 2015 related to unused commitment fees primarily associated with financing for the Auxilium acquisition.
Income tax benefit. During the three months ended June 30, 2016, the Company recognized an income tax benefit of $555.3 million on $165.5 million of loss from continuing operations before income tax, compared to $12.7 million of tax benefit on $103.6 million of loss from continuing operations before income tax during the comparable 2015 period. During the second quarter of 2016, the Company implemented a legal entity restructuring as part of its continuing integration of our businesses that resulted in the realization of a $644.0 million discrete tax benefit arising from outside basis differences, reduced by a $196.0 million valuation allowance. The reorganization also provides operating flexibility and benefits and reduces the impact related to potential future limits that could apply to the use of tax attributes by utilizing most of the Company’s attributes to offset the gain in the intercompany sale that stepped-up the tax basis of the U.S. Generics Pharmaceutical business assets. The Company also benefited from improved mix of jurisdictional pretax income and losses. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from losses from continued operations.
During the six months ended June 30, 2016, the Company recognized an income tax benefit of $674.0 million on $372.9 million of loss from continuing operations before income tax, compared to $179.6 million of tax benefit on $120.0 million of loss from continuing operations before income tax during the comparable 2015 period. The tax benefit for the current period is primarily related to benefits arising from losses from continued operations and the net discrete tax benefit recorded in the second quarter discussed above. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from the expected realization of deferred tax assets for certain components of our AMS business that was held for sale in such period.
Discontinued operations, net of tax. As a result of our decision to sell our AMS business and wind down our Astora business, which comprises the entirety of our former Devices segment, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $46.2 million and $91.3 million of loss, net of tax, during the three and six months ended June 30, 2016 compared to $159.6 million and $385.8 million of loss, net of tax, in the comparable 2015 periods.
The fluctuation in Discontinued operations, net of tax, during the three months ended June 30, 2016 compared to the same period in 2015 was mainly due to a decrease in charges relating to mesh litigation of $268.6 million, offset partially by a decrease in income from operations resulting from the sale of the Men’s Health and Prostate Health components in the third quarter of 2015, and certain tax benefits recorded as part of the divestiture of the Men’s Health and Prostate Health businesses in 2015 and a full valuation allowance recorded on the Company’s U.S. net deferred tax assets in 2016.
The fluctuation during the six months ended June 30, 2016 compared to the same period in 2015 was mainly due to a decrease in charges relating to mesh litigation of $271.3 million and a decrease in asset impairment charges of $201.4 million, offset partially by a decrease in income from operations resulting from the sale of the Men’s Health and Prostate Health components in the third quarter of 2015, and certain tax benefits recorded as part of the divestiture of the Men’s Health and Prostate Health businesses in 2015 and a full valuation allowance recorded on the Company’s U.S. net deferred tax assets in 2016.
2016 Outlook
We estimate that our 2016 total revenues will be between $3.87 billion and $4.03 billion. This estimate is based on our expectation of growth for Company revenues from our core products and the full year impact of our 2015 acquisitions, including our acquisition of Par, which closed on September 25, 2015. We consistently apply principles of efficiency to streamline general and administrative expenses, optimize commercial spend and focus research and development efforts onto lower-risk projects and higher-return investments to Endo’s current business. The Company also intends to seek long-term, durable growth both internally and through strategic acquisitions in order to support its objective of transforming Endo into a leading global specialty pharmaceuticals company. There can be no assurance that the Company will achieve these results.
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

We evaluate segment performance based on each segment’s adjusted income (loss) from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as loss from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; excess costs that will be eliminated pursuant to integration plans; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; certain non-cash interest expense; litigation-related and other contingent matters; gains or losses from early termination of debt activities; foreign currency gains or losses on intercompany financing arrangements; and certain other items that the Company believes do not reflect its core operating performance.
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
We refer to adjusted income (loss) from continuing operations before income tax in making operating decisions because we believe it provides meaningful supplemental information regarding the Company’s operational performance. For instance, we believe that this measure facilitates its internal comparisons to our historical operating results and comparisons to competitors’ results. The Company believes this measure is useful to investors in allowing for greater transparency related to supplemental information used in our financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our current financial reporting. Further, we believe that adjusted income (loss) from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize adjusted income (loss) from continuing operations before income tax to evaluate our financial performance. Finally, adjusted income (loss) from continuing operations before income tax is utilized in the calculation of adjusted diluted income per share, which is used by the Compensation Committee of the Board of Directors in assessing the performance and compensation of substantially all of our employees, including our executive officers.
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
Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$288,342	$315,913	$597,155	$600,420
U.S. Generic Pharmaceuticals	565,358	338,326	1,148,748	695,288
International Pharmaceuticals (1)	67,187	80,927	138,523	153,586
Total net revenues to external customers	$920,887	$735,166	$1,884,426	$1,449,294
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.

U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pain Management:
Lidoderm®	$27,039	$30,186	$46,751	$55,346
OPANA® ER	38,554	43,097	83,224	89,956
Percocet®	35,708	32,444	69,301	68,743
Voltaren® Gel	27,290	51,006	63,037	96,477
	$128,591	$156,733	$262,313	$310,522
Specialty Pharmaceuticals:
Supprelin® LA	$21,211	$17,796	$38,463	$34,078
XIAFLEX®	42,419	39,952	86,464	67,918
	$63,630	$57,748	$124,927	$101,996
Branded Other Revenues	96,121	101,432	209,915	187,902
Total U.S. Branded Pharmaceuticals	$288,342	$315,913	$597,155	$600,420
Pain Management
Net sales of Lidoderm® for the three and six months ended June 30, 2016 decreased 10% to $27.0 million and decreased 16% to $46.8 million from the comparable 2015 periods. These decreases were attributable to volume decreases partially offset by an increase in price. In September 2013 Actavis (now Allergan) launched a generic form of Lidoderm®, in May 2014 the Company’s U.S. Generic Pharmaceuticals launched its authorized generic of Lidoderm® and in August 2015 Mylan launched a generic form of Lidoderm®. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline further.
Net sales of OPANA® ER for the three and six months ended June 30, 2016 decreased 11% to $38.6 million and decreased 7% to $83.2 million from the comparable 2015 periods. Net sales continue to be impacted by competing generic versions of the non-crush resistant formulation of OPANA® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush resistant formulation OPANA® ER, our revenues could decline further. However, in April 2016, the U.S. District Court affirmed a ruling upholding two of the Company’s patents covering OPANA® ER. In addition, in April 2016, the U.S. District Court issued an order upholding its August 2015 ruling in the Company’s favor and confirming the prior injunction against the manufacture or sale of the generic version of non-crush resistant OPANA® ER currently offered by Actavis, the U.S. generics business of Allergan, and the additional approved but not yet marketed generic version of the product developed by Roxane. As a result, the generic product sold by Actavis was removed from the market and other generic versions of the product will not be launched in the near term by other generic companies.
Net sales of Percocet® for the three and six months ended June 30, 2016 increased 10% to $35.7 million and increased 1% to $69.3 million from the comparable 2015 periods. These increases were attributable to price increases, partially offset by volume decreases.
Net sales of Voltaren® Gel for the three and six months ended June 30, 2016 decreased 46% to $27.3 million and decreased 35% to $63.0 million from the comparable 2015 periods. These decreases were primarily attributable to the March 24, 2016 launch of Amneal Pharmaceuticals LLC’s generic equivalent of Voltaren® Gel. Subject to FDA approval, it is possible one or more additional competing generic products could potentially enter the market during 2016, which could negatively impact future sales of Voltaren® Gel.
Specialty Pharmaceuticals
Net sales of Supprelin® LA for the three and six months ended June 30, 2016 increased 19% to $21.2 million and increased 13% to $38.5 million from the comparable 2015 periods. These revenue increases were primarily attributable to volume and price increases.
Net sales of XIAFLEX® for the three and six months ended June 30, 2016 increased 6% to $42.4 million and increased 27% to $86.5 million from the comparable 2015 periods. These revenue increases were primarily attributable to volume increases in addition to a full period of Auxilium revenues for the six months ended June 30, 2016.

Branded Other
Net sales of Branded Other products for the three and six months ended June 30, 2016 decreased 5% to $96.1 million and increased 12% to $209.9 million from the comparable 2015 periods. The decrease during the three months ended June 30, 2016 was primarily driven by decreased Frova® revenues related to generic competition. The increase during the six months ended June 30, 2016 was primarily attributable to the acquisitions of Auxilium and Par which we acquired on January 29, 2015 and September 25, 2015, respectively.
U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Generic Pharmaceuticals
U.S. Generics Base (1)	$331,095	$214,241	$678,524	$458,511
Sterile Injectables	126,245	—	249,934	—
New Launches and Alternative Dosages (2)	108,018	124,085	220,290	236,777
Total U.S. Generic Pharmaceuticals	$565,358	$338,326	$1,148,748	$695,288
__________

(1)	U.S. Generics Base includes solid oral-extended release, solid oral-immediate release and pain/controlled substances products.

(2)
New Launches and Alternative Dosages includes liquids, semi-solids, patches, powders, ophthalmics, sprays and new product launches. Products are included in New Launches during the calendar year of launch and the subsequent calendar year such that the period of time any product will be considered a New Launch will range from thirteen to twenty-four months. New Launches contributed $32.9 million and $64.0 million of revenues to the three and six months ended June 30, 2016, respectively, and $9.9 million and $16.3 million of revenues to the three and six months ended June 30, 2015, respectively. The table below presents the most significant revenue producing New Launch Products from the respective most recent two calendar launches years:

Year of	Three Months Ended June 30,		Six Months Ended June 30,
Launch	2016	2015	2016	2015
2014	N/A	- Valsartan/HCTZ - Lorazepam - Telemisartan	N/A	- Valsartan/HCTZ - Lorazepam - Telemisartan
2015	- Ethacrynate Sodium - Pramipexole DHCI - Propranolol - Testosterone Gel Sachets - Lamotrigine ODT	- Pramipexole DHCI - Tolcapone Tabs - Guanfacine ER Tabs - Zafirlukast - Valsartan	- Ethacrynate Sodium - Propranolol - Dutas/Tams Caps - Testosterone Gel Sachets - Pramipexole DHCI	- Pramipexole DHCI - Tolcapone Tabs - Guanfacine ER Tabs - Zafirlukast - Hydrocortisone Cream
2016	- Darifenacin HBr ER Tabs - Frova AG - Dantrolene Caps	N/A - No impact on 2015	- Darifenacin HBr ER Tabs - Frova AG - Dantrolene Caps	N/A - No impact on 2015
Net sales of U.S. Generics Base for the three and six months ended June 30, 2016 increased 55% to $331.1 million and increased 48% to $678.5 million from the comparable 2015 periods. These increases were attributable to approximately $179 million and $359 million in revenue during the three and six months ended June 30, 2016, respectively, as a result of the acquisition of Par, partially offset by a decrease as a result of competitive pressure on commoditized generic products.
Net sales of Sterile Injectables for the three and six months ended June 30, 2016 increased to $126.2 million and $249.9 million from the comparable 2015 periods. These increases were attributable to the acquisition of Par. Sterile Injectables include net sales of Vasostrict®, the first and only vasopressin injection with a New Drug Application (NDA) approved by the FDA, which were $77.2 million and $157.1 million for the three and six months ended June 30, 2016, respectively. In June 2016, the U.S. Patent and Trademark Office issued Endo a new Vasostrict® patent, which has an expiration date of January 30, 2035. Any ANDA applicant seeking FDA approval for a generic version of Vasostrict® prior to expiration of the patent has to notify Par of its ANDA filing before it can obtain FDA approval. Any ANDA filer whose application was not received prior to submission of the new patent information would be subject to a 30-month stay of marketing approval by the FDA upon the initiation of Hatch-Waxman litigation by Par against the ANDA filer.
Net sales of New Launches and Alternative Dosages for the three and six months ended June 30, 2016 decreased 13% to $108.0 million and decreased 7% to $220.3 million from the comparable 2015 periods. These decreases were primarily attributable to increased competitive pressure on patches, ophthalmics and other alternative doses, partially offset by launch products from the Par acquisition.

International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and six months ended June 30, 2016 decreased 17% to $67.2 million and decreased 10% to $138.5 million from the comparable 2015 periods. These decreases were primarily attributable to unfavorable fluctuations in foreign currency rates in addition to decreases in Litha revenues as a result of its recent divestiture of non-core assets.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$122,420	$169,067	$291,201	$327,861
U.S. Generic Pharmaceuticals	$214,968	$146,089	$426,736	$329,546
International Pharmaceuticals	$20,615	$19,201	$42,369	$35,767
Corporate unallocated	$(161,737)	$(115,050)	$(314,810)	$(226,118)
During the quarter ended December 31, 2015, we realigned certain costs amongst our International Pharmaceuticals segment, U.S. Branded Pharmaceuticals segment and Corporate unallocated costs based on how our chief operating decision maker currently reviews segment performance. As a result of this realignment, certain expenses included in our consolidated adjusted income (loss) from continuing operations before income tax for the three and six months ended June 30, 2015 have been reclassified among our various segments to conform to current period presentation. The net impact of these reclassification adjustments increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $0.5 million and $5.9 million, respectively, with an offsetting $6.4 million decrease to International Pharmaceuticals segment costs for the three months ended June 30, 2015 and increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $1.1 million and $13.5 million respectively, with an offsetting $14.6 million decrease to International Pharmaceuticals segment costs for the six months ended June 30, 2015. The realignment of these expenses did not impact periods prior to 2015.
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2016 decreased 28% to $122.4 million and decreased 11% to $291.2 million from the comparable 2015 periods. These decreases are primarily attributable to decreased Voltaren® Gel, Lidoderm®, OPANA® ER and Frova® revenues related to generic competition.
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2016 increased 47% to $215.0 million and increased 29% to $426.7 million from the comparable 2015 periods. In 2016, revenues and gross margins increased primarily due to the Par acquisition on September 25, 2015. These increases were partially offset by a decrease resulting from competitive pressure on commoditized generic products and charges to increase excess inventory reserves of approximately $26 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2016 increased 7% to $20.6 million and increased 18% to $42.4 million from the comparable 2015 periods. These increases were primarily attributable to an increase in gross margin resulting from the divestiture of certain lower margin products and decreased operating expenses, partially offset by unfavorable fluctuations in foreign currency rates.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three and six months ended June 30, 2016 increased 41% to $161.7 million and increased 39% to $314.8 million from the comparable 2015 periods. These increases were primarily attributable to the previously discussed increase in interest expense.

Reconciliation to GAAP. The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total consolidated loss from continuing operations before income tax	$(165,465)	$(103,614)	$(372,943)	$(119,991)
Corporate unallocated costs (1)	161,737	115,050	314,810	226,118
Upfront and milestone payments to partners	2,688	2,135	4,105	4,802
Asset impairment charges (2)	39,951	70,243	169,576	77,243
Acquisition-related and integration items (3)	48,171	44,225	60,725	78,865
Separation benefits and other cost reduction initiatives (4)	22,174	5,780	60,630	47,587
Amortization of intangible assets	212,844	116,987	424,513	212,256
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	29,103	48,948	97,579	88,864
Non-cash interest expense related to the 1.75% Convertible Senior Subordinated Notes	—	253	—	1,632
Loss on extinguishment of debt	—	—	—	980
Impact of Voltaren® Gel generic competition	—	—	(7,750)	—
Certain litigation-related charges, net (5)	5,259	6,875	10,459	19,875
Costs associated with unused financing commitments	—	2,261	—	14,071
Acceleration of Auxilium employee equity awards at closing	—	—	—	37,603
Other than temporary impairment of equity investment	—	18,869	—	18,869
Foreign currency impact related to the remeasurement of intercompany debt instruments	417	2,792	1,672	(18,298)
Other, net	1,124	3,553	(3,070)	2,699
Total segment adjusted income from continuing operations before income tax:	$358,003	$334,357	$760,306	$693,175
__________

(1)	Corporate unallocated costs include interest expense, net, certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)	Asset impairment charges primarily related to charges to write down intangible assets as further described in Note 9. Goodwill and Other Intangibles.

(3)
Acquisition-related and integration items include costs directly associated with previous acquisitions of $24.3 million and $47.5 million for the three and six months ended June 30, 2016, respectively, compared to $46.7 million and $82.2 million for the comparable 2015 periods. In addition, during the three and six months ended June 30, 2016, there is also a charge for changes in fair value of contingent consideration of $23.9 million and $13.2 million, respectively. During the three and six months ended June 30, 2015, acquisition-related and integration costs are net of a benefit due to changes in the fair value of contingent consideration of $2.5 million and $3.3 million, respectively.

(4)
Separation benefits and other cost reduction initiatives include charges to increase excess inventory reserves of $6.4 million and $33.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, employee separation costs of $8.4 million and $15.2 million and other restructuring costs of $7.1 million and $11.8 million for the three and six months ended June 30, 2016, respectively. Amounts in the comparable 2015 periods include employee separation costs of $4.8 million and $37.2 million, respectively, and a $7.9 million charge recorded during the six months ended June 30, 2015, upon the cease use date of our Auxilium subsidiary’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(5)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures, debt service payments and acquisitions. The Company’s working capital was $(288.4) million at June 30, 2016 compared to $(21.8) million at December 31, 2015. Working capital at June 30, 2016 includes restricted cash and cash equivalents of $381.6 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. Working capital at December 31, 2015 included restricted cash and cash equivalents of $579.0 million held in Qualified Settlement Funds for mesh product liability settlement agreements.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $667.8 million at June 30, 2016 compared to $272.3 million at December 31, 2015.
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
At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of our acquisition efforts we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or costs of restructuring activities.
Borrowings. At June 30, 2016, the Company’s indebtedness includes a credit agreement with combined outstanding principal borrowings of $3,769.1 million and additional availability of approximately $998.0 million under the revolving credit facilities.
The credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of June 30, 2016, we were in compliance with all such covenants.
At June 30, 2016, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $4.7 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are issued or guaranteed on a senior unsecured basis, as applicable, by all of our significant subsidiaries (other than Astora Women's Health Technologies, Grupo Farmacéutico Somar, S.A. de C.V., and Litha Healthcare Group Limited) and certain of our other subsidiaries, except for the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior unsecured indentures. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of June 30, 2016, we were in compliance with all covenants.
During the remainder of 2016, we anticipate that any excess cash will be used to pay down our borrowings.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B1 with a negative outlook and B+ with a negative outlook, respectively.

Working capital. The components of our working capital and our liquidity at June 30, 2016 and December 31, 2015 are below (dollars in thousands):

	June 30, 2016	December 31, 2015
Total current assets	$2,650,416	$3,452,537
Less: total current liabilities	(2,938,840)	(3,474,312)
Working capital	$(288,424)	$(21,775)
Current ratio	-0.9:1	-1.0:1
Working capital decreased by $266.6 million from December 31, 2015 to June 30, 2016. Since December 31, 2015, our current assets have decreased by $802 million. Changes in current assets impacting working capital were largely driven by a $140 million reduction in accounts receivable primarily as a result of less revenues in the second quarter of 2016 compared to the fourth quarter of 2015; a $126 million decrease in inventories resulting from continued amortization of inventory step-up related to our recent business acquisitions and excess inventory reserves recorded during the six months ended June 30, 2016; and a $198 million net differential between cash distributions made from the Qualified Settlement Funds to mesh-related product liability claimants and cash distributions into the Qualified Settlement Funds. The remaining changes in current assets did not have a significant impact on working capital. Since December 31, 2015, our current liabilities have decreased by $535 million. Changes in current liabilities impacting working capital were driven largely by a decrease in accrued liabilities of approximately $122 million, primarily associated with decreased sales deductions as a result of less gross revenues in the second quarter of 2016 compared to the fourth quarter of 2015. The remaining changes in current liabilities did not have a significant impact on working capital.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$554,700	$(77,486)
Investing activities	137,005	(906,341)
Financing activities	(297,690)	3,116,408
Effect of foreign exchange rate	1,459	(11,599)
Net increase in cash and cash equivalents	$395,474	$2,120,982
Net cash provided by (used in) operating activities. Net cash provided by operating activities was $554.7 million for the six months ended June 30, 2016 compared to $77.5 million used in operating activities in the comparable 2015 period.
Net cash provided by (used in) operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees, as well as tax payments and refunds in the ordinary course of business.
The $632.2 million fluctuation in Net cash provided by (used in) operating activities for the six months ended June 30, 2016 compared to the comparable 2015 period was primarily the result of a $707.3 million federal income tax refund received during the second quarter of 2016, offset partially by the timing of cash collections and cash payments related to our operations.
The following table summarizes certain of our significant pre-tax cash outlays impacting net cash provided by (used in) operating activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Payments for mesh-related product liability and other litigation matters	$557,523	$395,916
Unused commitment fees	—	14,071
Separation and restructuring payments	55,793	31,550
Transaction costs and certain integration charges paid in connection with acquisitions	49,033	78,089
U.S. Federal tax refunds received	(707,303)	(70,300)
Total	$(44,954)	$449,326
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $137.0 million for the six months ended June 30, 2016 compared to $906.3 million used in investing activities in the comparable 2015 period.

This $1,043.3 million fluctuation in cash provided by investing activities for the six months ended June 30, 2016 compared to the comparable 2015 period relates primarily to cash used for acquisitions in 2015 of $915.9 million. In addition, $524.4 million of cash was released from the Qualified Settlement Funds (QSFs) for mesh settlements during the six months ended June 30, 2016, which was $139.4 million more than cash released from the QSFs during the prior year. Also, we paid $326.8 million into QSFs for mesh settlements during the six months ended June 30, 2016, which was $50.3 million less than cash paid into the QSFs during the prior year. These net increases were partially offset by the release of $40 million of cash from the escrow account associated with the acquisition of the remaining outstanding share capital of Litha during the six months ended June 30, 2015. Cash payments into QSFs and escrow accounts result in a cash outflow for investing activities. Cash releases from QSFs and escrow accounts result in a cash inflow for investing activities and a corresponding outflow for cash provided by (used in) operating activities. Payments related to our QSFs are further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $297.7 million for the six months ended June 30, 2016 compared to $3,116.4 million provided by financing activities in the comparable 2015 period.
Items contributing to the $3,414.1 million fluctuation in cash used in financing activities for the six months ended June 30, 2016 compared to the comparable 2015 period include a decrease in issuance of ordinary shares of $2,299.6 million, a decrease in proceeds from the issuance of notes of $1,200.0 million, a decrease in proceeds from draw of revolving debt of $175.0 million and an increase in repayments of revolving debt of $50.0 million, partially offset by a decrease in the repurchase of convertible notes of $247.8 million, a decrease in payments related to the issuance of ordinary shares of $67.0 million and a decrease in cash buy-outs of controlling interests of $39.6 million related to the acquisition of the remaining share capital of Litha.
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
Contractual Obligations. As of June 30, 2016, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2015, except as described below. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.
As further described in Note 9, Goodwill and Other Intangible Assets of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, we initiated an interim goodwill impairment analysis of our U.S. Branded and U.S. Generics reporting units during the second quarter of 2016 as a result of the significant decline in our stock price. The fair values of our reporting units are dependent upon our estimates of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate, and our market capital structure. Therefore, changes in these assumptions may affect our fair value estimate and the result of the impairment test.
We have not made any substantial changes to our methodology used in our annual impairment test since our previous assessment. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time.
We use an income approach (discounted cash flow approach) for the determination of fair value of our reporting units. Our projected cash flows incorporate many assumptions, the most significant of which include variables such as future sales, growth rates, operating margin, and the discount rates applied.

Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products and competitor actions. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair value of our reporting units, and could result in the fair value of a reporting unit being less than its carrying value in the first step of the impairment test. If the use of these assets, the projections of future cash flows, or weighted average cost of capital change in the future, we may be required to record impairment charges, which could be material. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment charge to goodwill or other long-lived assets, which could be material. Our analysis indicated the fair values of the U.S. Branded and U.S. Generics reporting units exceeded their respective carrying values; therefore, an impairment charge was not required for the three months ended June 30, 2016. An increase of 50 basis points to our assumed discount rates used in testing any of these reporting units would not have changed the results of our analysis. In addition, a 10% reduction of annual cash flows used in testing any of these reporting units would not have changed the results of our analysis.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion and revolving credit facilities portion of our credit agreement. To the extent we utilize amounts under our term loans and revolving credit facilities, we would be exposed to additional interest rate risk. At June 30, 2016, our term loans include principal amount of floating-rate debt of $3.8 billion. Borrowings under our Term Loan A facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate (LIBOR), while borrowings under our Term Loan B facility bear interest at a rate equal to an applicable margin plus LIBOR, subject to a LIBOR floor of 0.75%. A hypothetical 1% increase in LIBOR over the 0.75% floor would result in $37.7 million in incremental annual interest expense.
As of June 30, 2016 and December 31, 2015, we had no other assets or liabilities with significant interest rate sensitivity.
Investment Risk
At June 30, 2016 and December 31, 2015, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
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
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in shareholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in Other expense, net.
Fluctuations in foreign currency rates resulted in a net loss of $1.6 million and a net loss of $2.6 million for the three months and six months ended June 30, 2016, respectively. This compares to a net loss of $2.6 million and a net gain of $20.6 million in the comparable 2015 periods.
Based on the Company’s significant foreign currency denominated intercompany loans existing at June 30, 2016, we estimate that a 10% appreciation or depreciation in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. Dollar, would result in approximately $5.0 million in incremental foreign currency gains or losses, respectively.

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
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the year ended December 31, 2015. Particularly as it relates to the Par acquisition, as permitted by the Securities and Exchange Commission, management elected to exclude this acquisition from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2015. The Company began to integrate the Par business into its internal control over financial reporting structure during the six months ended June 30, 2016. As such, there have been changes during the six months ended June 30, 2016 associated with the establishment and continued integration of internal control over financial reporting with respect to Par.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1. by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016 (Annual Report), except for the changes to the risk factors included in Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016 (Quarterly Report). Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report and in Item 1A. “Risk Factors” of the Company’s Quarterly Report are incorporated into this document by reference.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2016.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
JHS Agreement
During the second quarter of 2016, we entered into a new agreement with JHS (JHS Agreement). Pursuant to the JHS Agreement, JHS fills and lyophilizes the XIAFLEX® bulk drug substance, which is manufactured by the Company, and produces sterile diluent. The initial term of the JHS agreement is three years, with automatic renewal provisions thereafter for subsequent one-year terms, unless or until either party provides notification prior to expiration of the then current term of the contract. The Company is required to purchase a specified percentage of its total forecasted volume of XIAFLEX® from JHS each year, unless JHS is unable to supply XIAFLEX® within the timeframe established under such forecasts. Amounts purchased pursuant to the JHS Agreement were not material for any of the periods presented.
Upadhyay Executive Employment Agreement
On August 3, 2016, we entered into a new executive employment agreement (the Employment Agreement) with Mr. Upadhyay, the Company’s Executive Vice President and Chief Financial Officer. The Employment Agreement generally provides for the continued employment of Mr. Upadhyay on substantially similar terms and conditions as his existing employment agreement, which will expire on September 23, 2016.
The Employment Agreement has a term of three years commencing on August 4, 2016 and ending on August 4, 2019, unless earlier terminated in accordance with its terms. Under the Employment Agreement, Mr. Upadhyay is entitled to receive a base salary of $655,000 and a target annual cash bonus of 60% of his base salary. Mr. Upadhyay is also entitled to receive a one-time grant of equity compensation on August 11, 2016 (the Grant Date) under the Company’s 2015 Stock Incentive Plan, consisting of performance share units valued at $812,500 that vest on the third anniversary of the Grant Date subject to the achievement of performance goals (the PSU Grant), restricted stock units valued at $1,625,000 that vest ratably on each of the first three anniversaries of the Grant Date (the RSU Grant) and nonqualified stock options valued at $812,500 using a Black Scholes valuation that vest ratably on each of the first three anniversaries of the Grant Date (the Stock Option Grant). During the term of the Employment Agreement, Mr. Upadhyay is also eligible to receive annual equity-based compensation to be awarded in the sole discretion of the Compensation Committee of the Board with a target grant date fair market value equal to 300% of his base salary.

The Employment Agreement also provides that on termination of Mr. Upadhyay’s employment by the Company without cause or by Mr. Upadhyay for good reason (as such terms are defined in the Employment Agreement), Mr. Upadhyay will be entitled to the following amounts, subject to his execution of a release of claims: a prorated bonus for year of termination (based on actual results), a lump sum severance payment in an amount equal to two times the sum of his base salary and target bonus, accelerated vesting, non-forfeitability and exercisability of the RSU Grant, the Stock Option Grant and, solely to the extent provided for in the applicable award agreement, the PSU Grant and continued medical and life insurance benefits for Mr. Upadhyay and his dependents for two years following termination. Payments upon termination due to death or disability include a prorated bonus for the year of termination (based on actual results), continued medical and life insurance benefits for Mr. Upadhyay and/or his dependents for two years following such termination, and, in the event of disability, twenty four months of salary continuation offset by disability benefits. Payments may be reduced to the extent such payments would constitute “excess parachute payments” under Sections 280G and 4999 of the Internal Revenue Code.
The Employment Agreement also contains an eighteen month non-solicitation covenant, an eighteen month non-competition covenant, a non-disparagement covenant and a covenant providing for cooperation by Mr. Upadhyay in connection with any investigations and/or litigation. See Exhibit 10.4 to this Quarterly Report on Form 10-Q for a complete description of the Employment Agreement.
Item 6.        Exhibits
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/s/ RAJIV DE SILVA
Name:	Rajiv De Silva
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2016

Exhibit Index

Exhibit No.	Title

10.1
Notice of Termination, effective as of April 27, 2017, of the Supply Agreement, dated as of April 27, 2012, by and between Endo Ventures Limited and Noramco, Inc. (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on July 18, 2016)

10.2*	Master Supply Agreement, dated as of April 22, 2016, by and between Endo Ventures Limited and Jubilant HollisterStier LLC (filed herewith)

10.3	Endo International plc Amended and Restated 2015 Stock Incentive Plan (filed herewith)

10.4	Executive Employment Agreement between Endo International plc and Suketu P. Upadhyay, dated as of August 3, 2016 and effective as of August 4, 2016 (filed herewith)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended