Form 10-Q
period 2016-09-30
Endo International plc
filed 2016-11-08
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practical date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	November 1, 2016	:	222,876,797

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance, and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and amended by risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval. Also note that, under the caption “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$561,577	$272,348
Restricted cash and cash equivalents	275,745	585,379
Marketable securities	—	34
Accounts receivable	669,815	1,014,808
Inventories, net	624,302	752,493
Prepaid expenses and other current assets	75,568	55,052
Income taxes receivable	40,429	735,901
Assets held for sale (NOTE 3)	—	36,522
Total current assets	$2,247,436	$3,452,537
MARKETABLE SECURITIES	2,361	3,855
PROPERTY, PLANT AND EQUIPMENT, NET	671,618	675,624
GOODWILL	7,411,620	7,299,354
OTHER INTANGIBLES, NET	6,975,578	7,828,942
DEFERRED INCOME TAXES	3,733	10,423
OTHER ASSETS	371,156	79,601
TOTAL ASSETS	$17,683,502	$19,350,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$306,096	$347,503
Accrued expenses	945,412	1,162,612
Current portion of legal settlement accrual	1,280,785	1,606,726
Current portion of long-term debt	124,250	328,705
Income taxes payable	5,759	8,551
Liabilities held for sale (NOTE 3)	—	20,215
Total current liabilities	$2,662,302	$3,474,312
DEFERRED INCOME TAXES	178,271	871,040
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,170,618	8,251,657
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	—	549,098
OTHER LIABILITIES	621,450	236,253
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued	49	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 222,859,941 and 222,124,282 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	8,733,360	8,693,385
Accumulated deficit	(2,350,425)	(2,341,215)
Accumulated other comprehensive loss	(332,145)	(384,205)
Total Endo International plc shareholders’ equity	$6,050,861	$5,968,030
Noncontrolling interests	—	(54)
Total shareholders’ equity	$6,050,861	$5,967,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,683,502	$19,350,336
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TOTAL REVENUES	$884,335	$745,727	$2,768,761	$2,195,021
COSTS AND EXPENSES:
Cost of revenues	557,472	442,459	1,878,395	1,265,583
Selling, general and administrative	186,735	163,221	558,160	529,290
Research and development	44,885	21,327	137,166	58,208
Litigation-related and other contingencies, net	18,256	—	28,715	19,875
Asset impairment charges	93,504	923,607	263,080	1,000,850
Acquisition-related and integration items	19,476	(27,688)	80,201	51,177
OPERATING LOSS FROM CONTINUING OPERATIONS	$(35,993)	$(777,199)	$(176,956)	$(729,962)
INTEREST EXPENSE, NET	112,184	96,446	340,896	250,196
LOSS ON EXTINGUISHMENT OF DEBT	—	40,909	—	41,889
OTHER (INCOME) EXPENSE, NET	(2,866)	50,091	402	62,589
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(145,311)	$(964,645)	$(518,254)	$(1,084,636)
INCOME TAX EXPENSE (BENEFIT)	46,185	(160,939)	(627,807)	(340,528)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(191,496)	$(803,706)	$109,553	$(744,108)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(27,423)	(246,782)	(118,747)	(632,624)
CONSOLIDATED NET LOSS	$(218,919)	$(1,050,488)	$(9,194)	$(1,376,732)
Less: Net income (loss) attributable to noncontrolling interests	—	(46)	16	(153)
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(218,919)	$(1,050,442)	$(9,210)	$(1,376,579)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(0.86)	$(3.84)	$0.49	$(3.96)
Discontinued operations	(0.12)	(1.18)	(0.53)	(3.36)
Basic	$(0.98)	$(5.02)	$(0.04)	$(7.32)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(0.86)	$(3.84)	$0.49	$(3.96)
Discontinued operations	(0.12)	(1.18)	(0.53)	(3.36)
Diluted	$(0.98)	$(5.02)	$(0.04)	$(7.32)
WEIGHTED AVERAGE SHARES:
Basic	222,767	209,274	222,579	188,085
Diluted	222,767	209,274	223,060	188,085
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
CONSOLIDATED NET LOSS		$(218,919)		$(1,050,488)		$(9,194)		$(1,376,732)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$152		$(403)		$(855)		$1,311
Less: reclassification adjustments for (gain) loss realized in net loss	(6)	146	—	(403)	(6)	(861)	—	1,311
Foreign currency translation (loss) gain:
Foreign currency (loss) gain arising during the period	(6,195)		(84,952)		$52,959		$(208,299)
Less: reclassification adjustments for loss realized in net loss	—	(6,195)	25,715	(59,237)	—	52,959	25,715	(182,584)
OTHER COMPREHENSIVE (LOSS) INCOME		$(6,049)		$(59,640)		$52,098		$(181,273)
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(224,968)		$(1,110,128)		$42,904		$(1,558,005)
Less: Net income (loss) attributable to noncontrolling interests		—		(46)		16		(153)
Less: Other comprehensive income (loss) attributable to noncontrolling interests		—		(32)		38		(581)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(224,968)		$(1,110,050)		$42,850		$(1,557,271)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Consolidated net loss	$(9,194)	$(1,376,732)
Adjustments to reconcile consolidated net loss to Net cash provided by (used in) operating activities:
Depreciation and amortization	716,332	381,952
Inventory step-up	99,099	122,714
Share-based compensation	44,567	48,537
Amortization of debt issuance costs and discount	21,483	16,440
Provision for bad debts	6,264	1,970
Deferred income taxes	(613,318)	(335,171)
Net loss on disposal of property, plant and equipment	4,639	1,785
Change in fair value of contingent consideration	24,790	(83,605)
Loss on extinguishment of debt	—	41,889
Prepayment penalty on long-term debt	—	(17,496)
Asset impairment charges	284,409	1,244,672
Gain on sale of business and other assets	(791)	(13,550)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	342,012	(220,973)
Inventories	22,215	(31,823)
Prepaid and other assets	(289,631)	(30,568)
Accounts payable	(35,406)	(1,767)
Accrued expenses	(616,361)	211,970
Other liabilities	(250,746)	(238,048)
Income taxes payable/receivable	693,014	100,372
Net cash provided by (used in) operating activities	$443,377	$(177,432)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(88,087)	(50,944)
Proceeds from sale of intellectual property and property, plant and equipment	2,578	—
Acquisitions, net of cash acquired	(30,394)	(7,514,425)
Proceeds from sale of marketable securities and investments	34	347
Proceeds from notes receivable	—	17
Patent acquisition costs and license fees	(19,206)	—
Proceeds from sale of business, net	4,108	1,588,779
Increase in restricted cash and cash equivalents	(588,455)	(533,441)
Decrease in restricted cash and cash equivalents	898,288	549,171
Net cash provided by (used in) investing activities	$178,866	$(5,960,496)

	Nine Months Ended September 30,
	2016	2015
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	2,835,000
Proceeds from issuance of term loans	—	2,800,000
Principal payments on notes	—	(499,875)
Principal payments on term loans	(76,000)	(459,626)
Proceeds from draw of revolving debt	—	300,000
Repayments of revolving debt	(225,000)	(300,000)
Principal payments on other indebtedness, net	(4,634)	(8,931)
Repurchase of convertible senior subordinated notes	—	(247,760)
Sale of AMSH Inc. mandatorily redeemable preferred shares	—	60,000
Deferred financing fees	(500)	(114,440)
Payment for contingent consideration	(23,807)	(20,264)
Tax benefits of share awards	—	19,878
Payments of tax withholding for restricted shares	(10,532)	(15,268)
Exercise of options	1,952	25,068
Issuance of ordinary shares related to the employee stock purchase plan	4,010	3,328
Issuance of ordinary shares	—	2,300,000
Payments related to the issuance of ordinary shares	—	(66,956)
Cash buy-out of noncontrolling interests	—	(39,608)
Net cash (used in) provided by financing activities	$(334,511)	$6,570,546
Effect of foreign exchange rate	$1,497	$(5,260)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$289,229	$427,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,348	408,753
CASH AND CASH EQUIVALENTS, END OF PERIOD	$561,577	$836,111
SUPPLEMENTAL INFORMATION:
Cash received from income taxes, net	$702,786	$49,832
Cash paid into Qualified Settlement Funds for mesh legal settlements	$587,782	$526,785
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$898,288	$509,563
Other cash distributions for mesh legal settlements	$5,561	$16,312
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, plant and equipment financed by capital leases	$716	$4,234
Accrual for purchases of property, plant and equipment	$2,201	$2,719
Acquisition financed by ordinary shares	$—	$2,844,969
Repurchase of convertible senior subordinated notes financed by ordinary shares	$—	$625,483
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary to a fair statement of the Company’s financial position as of September 30, 2016 and the results of our operations and our cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2015 was derived from the audited financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period but all of ASU 2016-15 must be adopted in the same period. The Company is currently evaluating the impact of ASU 2016-15 on the Company’s consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). ASU 2016-16 states that an entity should recognize the income tax consequences when an intra-entity transfer of an asset other than inventory occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as long as it is adopted in the first interim period of a fiscal year beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2016-16 on the Company’s consolidated results of operations and financial position.
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

The following table provides the operating results of the Discontinued operations, net of tax for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$387	$43,705	$30,101	$282,310
Litigation related and other contingencies, net	$17,705	$—	$20,155	$273,752
Asset impairment charges	$—	$2,200	$21,328	$224,953
Gain on sale of business	$—	$13,550	$—	$13,550
Loss from discontinued operations before income taxes	$(27,309)	$(18,775)	$(118,633)	$(506,275)
Income tax expense	$—	$228,007	$—	$126,349
Discontinued operations, net of tax	$(27,309)	$(246,782)	$(118,633)	$(632,624)
As a result of the Astora wind down initiative announced in the first quarter of 2016, the Company incurred asset impairment charges of $21.3 million during the nine months ended September 30, 2016. See below for discussion of our material wind down initiatives.
The following table provides the Depreciation and amortization and Purchases of property, plant and equipment of AMS for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows from discontinued operating activities:
Net loss	$(118,633)	$(632,624)
Depreciation and amortization	$—	$11,555
Net cash used in discontinued investing activities:
Purchases of property, plant and equipment	$(138)	$(2,182)
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
As a result of the Astora restructuring initiative, the Company incurred expenses of $1.8 million and $68.4 million during the three and nine months ended September 30, 2016, respectively, consisting of employee separation, retention and other benefit-related costs, asset impairment charges, contract termination charges and other general restructuring costs. There were no restructuring expenses related to this initiative during the three and nine months ended September 30, 2015. The Company anticipates there will be additional pre-tax restructuring expenses of $2.4 million related to employee separation, retention and other benefit-related costs, contract termination charges and other restructuring costs. The majority of these actions have been completed as of September 30, 2016 and substantially all cash payments will be made by the end of 2016. These restructuring costs are included in Discontinued operations in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Astora restructuring initiative is included below for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Employee separation, retention and other benefit-related costs	$715	$22,181
Asset impairment charges	—	21,328
Contract termination charges	769	10,569
Other wind down costs	285	14,315
Total	$1,769	$68,393

The liability related to the Astora restructuring initiative totaled $16.1 million as of September 30, 2016 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the nine months ended September 30, 2016 were as follows (in thousands):

	Employee Separation, Retention and Other Benefit-Related Costs	Contract Termination Charges	Other Restructuring Costs	Total
Liability balance as of January 1, 2016	$—	$—	$—	$—
Expenses	22,181	10,569	7,778	40,528
Cash distributions	(13,393)	(5,743)	(5,276)	(24,412)
Liability balance as of September 30, 2016	$8,788	$4,826	$2,502	$16,116
NOTE 4. RESTRUCTURING
U.S. Generic Pharmaceuticals Restructuring
2015 U.S Generic Pharmaceuticals Restructuring
In connection with the acquisition of Par Pharmaceutical Holdings, Inc. and its subsidiaries (together herein Par) on September 25, 2015, we implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning the Company’s U.S. Generic Pharmaceuticals segment sales, sales support, management activities and staffing, which resulted in separation benefits to certain U.S. Generic Pharmaceuticals employees. The cost reduction initiatives included a reduction in headcount of approximately 6% of the U.S. Generic Pharmaceuticals workforces. Under this restructuring initiative (the 2015 U.S. Generic Pharmaceuticals restructuring initiative), separation costs are expensed over the requisite service period, if any, while retention is being expensed ratably over the respective retention period.
As a result of the 2015 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred restructuring expenses of $0.6 million and $5.2 million during the three and nine months ended September 30, 2016, respectively, consisting of employee separation, retention and other benefit-related costs. The Company does not anticipate any further additional pre-tax restructuring expenses related to employee separation, retention and other benefit-related costs. These actions are expected to be completed by October 31, 2016, with substantially all cash payments made by the end of 2016. In addition, the Company anticipates there will be additional pre-tax restructuring expenses of approximately $4.9 million related to accelerated depreciation on certain assets. These restructuring costs are allocated to the U.S. Generic Pharmaceuticals segment, and are primarily included in Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the 2015 U.S. Generic Pharmaceuticals restructuring initiative totaled $10.0 million and $17.9 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, this liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this accrual during the nine months ended September 30, 2016 were as follows (in thousands):

Total
Liability balance as of January 1, 2016	$17,914
Expenses	5,229
Cash distributions	(13,114)
Liability balance as of September 30, 2016	$10,029
2016 U.S Generic Pharmaceuticals Restructuring
As part of the ongoing U.S. Generic Pharmaceuticals integration efforts, in May 2016 we announced a restructuring initiative to optimize our product portfolio and rationalize our manufacturing sites to expand product margins (the 2016 U.S. Generic Pharmaceuticals restructuring initiative). These measures include certain cost savings initiatives, including a reduction in headcount and the disposal of our Charlotte, North Carolina manufacturing facility. On October 31, 2016, we entered into a definitive agreement to sell the Charlotte, North Carolina facility for proceeds of $14 million, subject to purchase price adjustments as defined in the agreement. The Company expects to record an impairment charge during the fourth quarter of 2016 of approximately $10 million related to fixed assets associated with the sale. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions.

As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company has incurred total restructuring expenses of $159.5 million through September 30, 2016 and expects to incur additional restructuring-related expenses of approximately $30 million consisting of accelerated depreciation, employee separation, retention and other benefit-related costs and certain other charges. The Company anticipates these actions will be completed by September 2017, with substantially all cash payments made by the end of 2017. Under this restructuring initiative, separation costs will be expensed ratably over the requisite service period, if any.
Restructuring charges of $13.3 million and $159.5 million recorded during the three and nine months ended September 30, 2016, respectively, consisted of certain intangible asset impairment charges of $100.3 million and charges to increase excess inventory reserves of $33.3 million during the nine months ended September 30, 2016, charges relating to employee separation, retention and other benefit-related costs of $7.0 million and $13.4 million, accelerated depreciation of $3.4 million and $6.8 million and other charges of $3.0 million and $5.7 million during the three and nine months ended September 30, 2016, respectively. These charges are included in the U.S. Generic Pharmaceuticals segment, and are included in Asset impairment charges, Cost of revenues, and Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative totaled $8.1 million at September 30, 2016 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Changes to the accrual during the nine months ended September 30, 2016 were as follows (in thousands):

Total
Liability balance as of January 1, 2016	$—
Expenses	13,398
Cash payments	(5,274)
Liability balance as of September 30, 2016	$8,124
Auxilium Restructuring
In connection with the acquisition of Auxilium Pharmaceuticals, Inc. (subsequently converted to Auxilium Pharmaceuticals LLC hereafter referred to as Auxilium) on January 29, 2015, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included realigning our sales, sales support, management activities and staffing, which included separation benefits to former Auxilium employees, in addition to the closing of duplicative facilities. The cost reduction initiatives included a reduction in headcount of approximately 40% of the former Auxilium workforce. For former Auxilium employees that agreed to continue employment with the Company for a merger transition period, the separation costs payable upon completion of their retention period were expensed over their respective retention period. The Company does not anticipate there will be additional material pre-tax restructuring expenses related to this initiative. The Company anticipates that substantially all employee separation, retention and other benefit-related costs cash payments relating to this initiative will be made by the end of 2016. The remainder of the cash payments will be made over the remaining lease term of Auxilium’s former corporate headquarters in Chesterbrook, Pennsylvania. These restructuring costs are included in the U.S. Branded Pharmaceuticals segment, and are primarily included in Selling, general and administrative costs and expenses in the Condensed Consolidated Statements of Operations.
The liability related to the Auxilium restructuring initiative totaled $5.9 million and $12.3 million at September 30, 2016 and December 31, 2015, respectively, and is included in Accrued expenses and Other liabilities in the Condensed Consolidated Balance Sheets. Changes to this accrual during the nine months ended September 30, 2016 were as follows (in thousands):

	Employee Separation, Retention and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2016	$5,353	$6,910	$12,263
Cash distributions	(5,174)	(1,143)	(6,317)
Liability balance as of September 30, 2016	$179	$5,767	$5,946
NOTE 5. ACQUISITIONS
For each of the acquisitions described below, except for Auxilium, Par and Aspen Holdings, the estimated fair values of the net assets acquired are provisional as of September 30, 2016 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocations, all of which are expected to occur no later than one year from the respective acquisition dates.

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
The operating results of Auxilium are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and the operating results from the Auxilium Acquisition Date are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
The Company recognized no acquisition-related transaction costs associated with the Auxilium acquisition during the nine months ended September 30, 2016. The Company recognized acquisition-related transaction costs associated with the Auxilium acquisition during the nine months ended September 30, 2015 totaling $23.1 million. These costs, which related primarily to bank fees, legal and accounting services, and fees for other professional services, are included in Acquisition-related and integration items in the accompanying Condensed Consolidated Statements of Operations.
The amounts of Auxilium Revenue and Net loss included in the Company’s Condensed Consolidated Statements of Operations from and including January 29, 2015 to September 30, 2015 are as follows (in thousands, except per share data):

Revenue	$237,807
Net loss attributable to Endo International plc	$(257,597)
Basic and diluted net loss per share	$(1.37)
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Auxilium had occurred on January 1, 2015 for the nine months ended September 30, 2015. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2015, nor are they indicative of any future results.

Nine Months Ended September 30, 2015
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$2,218,596
Net loss attributable to Endo International plc	$(1,395,162)
Basic and diluted net loss per share	$(7.42)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Auxilium to reflect factually supportable adjustments that give effect to events that are directly attributable to the Auxilium acquisition assuming the Auxilium acquisition had occurred on January 1, 2015. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $1.1 million for the nine months ended September 30, 2015. In addition, the adjustments include additional intangible amortization, net of tax, which would have been charged assuming the Company’s estimated fair value of the intangible assets. The adjustment to the amortization expense for the nine months ended September 30, 2015 increased the expense by $6.2 million.
Acquisition of Par Pharmaceutical Holdings, Inc.
On September 25, 2015 (Par Acquisition Date), the Company acquired Par, a specialty pharmaceutical company that develops, licenses, manufactures, markets and distributes innovative and cost-effective pharmaceuticals with a focus on high-barrier-to-entry products and first-to-file or first-to-market opportunities, for total consideration of $8.14 billion, including the assumption of Par debt. The consideration included the Company’s 18,069,899 ordinary shares valued at $1.33 billion.

The operating results of Par are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The amounts of Par Revenue and Net loss attributable to Endo International plc included in the Company’s Condensed Consolidated Statements of Operations from and including September 25, 2015 to September 30, 2015 are as follows (in thousands, except per share data):

Revenue	$23,413
Net loss attributable to Endo International plc	$(17,441)
Basic and diluted net loss per share	$(0.09)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the Par Acquisition Date, including measurement period adjustments since the fair values presented in the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016, (in thousands):

	September 25, 2015	Measurement period adjustments	September 25, 2015 (As adjusted)
Cash and cash equivalents	$215,612	$—	$215,612
Accounts and other receivables	530,664	(13,755)	516,909
Inventories	330,406	(1,849)	328,557
Prepaid expenses and other current assets	31,124	—	31,124
Deferred income tax assets, current	14,652	30,176	44,828
Property, plant and equipment	256,293	4,744	261,037
Intangible assets	3,627,000	(154,500)	3,472,500
Other assets	8,477	—	8,477
Total identifiable assets	$5,014,228	$(135,184)	$4,879,044
Accounts payable and accrued expenses	$551,614	$(511)	$551,103
Deferred income tax liabilities	1,093,779	(44,961)	1,048,818
Other liabilities	16,057	2,556	18,613
Total liabilities assumed	$1,661,450	$(42,916)	$1,618,534
Net identifiable assets acquired	$3,352,778	$(92,268)	$3,260,510
Goodwill	4,782,876	92,268	4,875,144
Net assets acquired	$8,135,654	$—	$8,135,654
Our measurement period adjustments for Par were complete as of September 30, 2016. As a result of the measurement period adjustments recorded above, the Company recorded a reduction of $3.8 million of expense, $3.1 million related to the amortization of intangible assets and $0.7 million related to the amortization of inventory step-up, during the nine months ended September 30, 2016. There were no adjustments of expense recorded during the three months ended September 30, 2016.

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
The fair values of the developed technology and IPR&D assets were estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates ranging from 9% to 10.5%, which were considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions.
The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing pharmaceutical businesses, the assembled workforce of Par and other factors. At the acquisition date, approximately $34.2 million of goodwill was expected to be deductible for income tax purposes.
Deferred tax assets and liabilities are related primarily to the difference between the book basis and tax basis of identifiable intangible assets and inventory step-up.
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of Par had occurred on January 1, 2015 for the three and nine months ended September 30, 2015. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2015, nor are they indicative of any future results.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Unaudited pro forma consolidated results (in thousands, except per share data):
Revenue	$1,053,654	$3,194,413
Net loss attributable to Endo International plc	$(1,084,031)	$(1,475,667)
Basic and diluted net loss per share	$(5.18)	$(7.85)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Par to reflect factually supportable adjustments that give effect to events that are directly attributable to the Par acquisition assuming the Par acquisition had occurred on January 1, 2015. These adjustments mainly include adjustments to interest expense and additional intangible amortization. The adjustments to interest expense, net of tax, related to borrowings to finance the acquisition increased the expense by $4.9 million and $11.7 million for the three and nine months ended September 30, 2015, respectively. In addition, the adjustments include additional intangible amortization, net of tax, that would have been charged assuming the Company’s estimated fair value of the intangible assets. An adjustment to the amortization expense for the three and nine months ended September 30, 2015 increased the expense by $44.8 million and $129.2 million, respectively.
Aspen Holdings
On October 1, 2015, the Company acquired a broad portfolio of branded and generic injectable and established products focused on pain, anti-infectives, cardiovascular and other specialty therapeutic areas from a subsidiary of Aspen Pharmacare Holdings Ltd, a leading publicly-traded South African company that supplies branded and generic products in more than 150 countries, and from GlaxoSmithKline plc (GSK) for total consideration of approximately $135.6 million (the Aspen Asset Acquisition). The transaction expanded the Company’s presence in South Africa.
The fair values of the net identifiable assets acquired totaled $127.8 million, resulting in goodwill of $7.8 million, which was assigned to our International Pharmaceuticals segment. The amount of net identifiable assets acquired in connection with the Aspen Asset Acquisition includes $118.4 million of intangible assets to be amortized over an average life of approximately 19 years, and inventory of $9.4 million. Our measurement period adjustments for Aspen Holdings were complete as of September 30, 2016.
The operating results of the Aspen Asset Acquisition are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016. There are no results included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
Pro forma results of operations have not been presented because the effect of the Aspen Asset Acquisition was not material.
Voltaren® Gel
The Company had exclusive U.S. marketing rights to Voltaren® Gel through June 30, 2016 pursuant to a License and Supply Agreement entered into in 2008 with and among Novartis AG and Novartis Consumer Health, Inc. (the 2008 Voltaren® Gel Agreement). On December 11, 2015, the Company, Novartis AG and Sandoz entered into a new License and Supply Agreement (the 2015 Voltaren® Gel Agreement) whereby the Company licensed exclusive U.S. marketing and license rights to commercialize Voltaren® Gel and to launch an authorized generic of Voltaren® Gel effective July 1, 2016. Pursuant to the 2015 Voltaren® Gel Agreement, the former 2008 Voltaren® Gel Agreement expired on June 30, 2016 in accordance with its terms.
The Company is accounting for this transaction as a business combination as of the effective date in accordance with the relevant accounting literature. The Company acquired the product for consideration of $158.6 million, consisting of an upfront payment of $16.2 million and contingent cash consideration with an acquisition-date fair value of $142.4 million. See Note 7. Fair Value Measurements for further discussion of this contingent consideration. See Note 10. License and Collaboration Agreements for further discussion of the License and Supply Agreement.
The preliminary fair values of the net identifiable assets acquired totaled approximately $159 million, resulting in no goodwill. The amount of net identifiable assets acquired in connection with the Voltaren® Gel acquisition includes approximately $159 million of identifiable developed technology intangible assets to be amortized over an average life of approximately 7 years.
The operating results of Voltaren® Gel under business combination accounting effective July 1, 2016 are included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The results included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2015 were accounted for under the previous license and supply agreement, which was not treated as a business combination. The Consolidated Balance Sheets as of September 30, 2016 reflects the acquisition of Voltaren® Gel, effective July 1, 2016.
Other Acquisition
In addition to the business combinations disclosed above, the Company acquired the rights to commercialize a developed technology asset, which is being treated as a business combination. The asset was acquired during the third quarter of 2016 and was not individually material. Total consideration for this business combination was $19.7 million, consisting of an upfront payment of $14.2 million, deferred consideration with respect to acquired inventory of $1.0 million and contingent cash consideration with acquisition-date fair value of $4.5 million. The fair value of the net identifiable intangible asset acquired totaled $18.2 million.

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
U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment focuses on a differentiated product portfolio including high barrier-to-entry products, first-to-file or first-to-market opportunities, which are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. The product offerings of this segment include products in the pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others.
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

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$279,843	$304,778	$876,998	$905,198
U.S. Generic Pharmaceuticals	533,691	367,933	1,682,439	1,063,221
International Pharmaceuticals (1)	70,801	73,016	209,324	226,602
Total net revenues to external customers	$884,335	$745,727	$2,768,761	$2,195,021

Adjusted income from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$131,615	$156,897	$422,816	$484,758
U.S. Generic Pharmaceuticals	$228,717	$177,961	$655,453	$507,507
International Pharmaceuticals	$22,077	$18,961	$64,446	$54,729
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
In 2015, we realigned certain costs amongst our International Pharmaceuticals segment, U.S. Branded Pharmaceuticals segment and Corporate unallocated costs based on how our chief operating decision maker reviews segment performance. As a result of this realignment, certain expenses included in our consolidated adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2015 have been reclassified among our various segments to conform to current period presentation. The net impact of these reclassification adjustments increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $0.6 million and $7.5 million, respectively, with an offsetting $8.1 million decrease to International Pharmaceuticals segment costs for the three months ended September 30, 2015 and increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $1.7 million and $21.0 million respectively, with an offsetting $22.7 million decrease to International Pharmaceuticals segment costs for the nine months ended September 30, 2015.
There were no material revenues from external customers attributed to an individual country outside of the United States during the three and nine months ended September 30, 2016 or 2015.

The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total consolidated loss from continuing operations before income tax	$(145,311)	$(964,645)	$(518,254)	$(1,084,636)
Corporate unallocated costs (1)	159,123	137,180	473,933	363,298
Amortization of intangible assets	211,548	121,503	636,061	333,759
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	14,208	42,919	111,787	131,783
Upfront and milestone payments to partners	1,770	9,261	5,875	14,063
Separation benefits and other cost reduction initiatives (2)	9,782	22,669	70,412	70,256
Impact of Voltaren® Gel generic competition	—	—	(7,750)	—
Acceleration of Auxilium employee equity awards at closing	—	—	—	37,603
Certain litigation-related charges, net (3)	18,256	—	28,715	19,875
Asset impairment charges (4)	93,504	923,607	263,080	1,000,850
Acquisition-related and integration items (5)	19,476	(27,688)	80,201	51,177
Loss on extinguishment of debt	—	40,909	—	41,889
Costs associated with unused financing commitments	—	64,281	—	78,352
Other than temporary impairment of equity investment	—	—	—	18,869
Foreign currency impact related to the remeasurement of intercompany debt instruments	(114)	(5,693)	1,558	(23,991)
Other, net	167	(10,484)	(2,903)	(6,153)
Total segment adjusted income from continuing operations before income tax	$382,409	$353,819	$1,142,715	$1,046,994
__________

(1)	Corporate unallocated costs include interest expense, net, certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Separation benefits and other cost reduction initiatives include decreases of excess inventory reserves of $(9.0) million and increases of excess inventory reserves of $24.3 million during the three and nine months ended September 30, 2016, respectively, primarily related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative. The adjustment for the three months ended September 30, 2016 resulted from the sell-through of certain inventory previously reserved. In addition, employee separation costs of $14.8 million and $30.0 million and other restructuring costs of $3.9 million and $16.1 million were recorded for the three and nine months ended September 30, 2016, respectively. Amounts in the comparable 2015 periods include employee separation costs of $20.8 million and $58.1 million, respectively, and a $7.9 million charge recorded during the nine months ended September 30, 2015, upon the cease use date of Auxilium’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies.

(4)
Asset impairment charges primarily relate to charges to write down intangible assets as further described in Note 9. Goodwill and Other Intangibles and goodwill impairment charges recorded during the third quarter of 2015.

(5)
Acquisition-related and integration items include costs directly associated with previous acquisitions of $7.9 million and $55.4 million for the three and nine months ended September 30, 2016, respectively, compared to $52.6 million and $134.8 million for the comparable 2015 periods. In addition, during the three and nine months ended September 30, 2016, there is a charge for changes in fair value of contingent consideration of $11.6 million and $24.8 million, respectively. During the three and nine months ended September 30, 2015, acquisition-related and integration costs are net of a benefit due to changes in the fair value of contingent consideration of $80.3 million and $83.6 million, respectively.

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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.
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
Equity and Cost Method Investments
As of September 30, 2016, the Company has investments that it accounts for using the equity or cost method of accounting totaling $9.1 million. The Company divested a joint venture investment owned through its Litha subsidiary during the three months ended March 31, 2016. The Company classified this joint venture investment as Assets held for sale as of December 31, 2015 in its Condensed Consolidated Balance Sheets.
With respect to its other equity or cost method investments, which are included in Other Assets in the Company’s Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, the Company did not recognize any other-than-temporary impairments. The Company considered various factors, including the operating results of its equity method investments and the lack of an unrealized loss position on its cost method investments.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$65,500	$—	$—	$65,500
Time deposits	—	100,091	—	100,091
Equity securities	2,361	—	—	2,361
Total	$67,861	$100,091	$—	$167,952
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$108,778	$108,778
Acquisition-related contingent consideration—long-term	—	—	177,019	177,019
Total	$—	$—	$285,797	$285,797
At September 30, 2016, money market funds include $40.5 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 12. Commitments and Contingencies for further discussion of our product liability cases.

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
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning of period	$135,796	$189,082	$143,502	$46,005
Amounts acquired	146,866	47,900	146,866	214,435
Amounts settled	(8,121)	(13,094)	(30,242)	(21,668)
Transfers (in) and/or out of Level 3	—	—	—	—
Measurement period adjustments	—	(78)	—	(11,634)
Changes in fair value recorded in earnings	11,585	(80,277)	24,790	(83,605)
Effect of currency translation	(329)	(1,210)	881	(1,210)
End of period	$285,797	$142,323	$285,797	$142,323

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
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2016 by acquisition (in thousands):

	Balance as of December 31, 2015	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2016
Qualitest acquisition	$1,137	$—	$(1,137)	$—	$—
Sumavel acquisition	631	—	(631)	—	—
Auxilium acquisition	26,435	—	2,203	(9,787)	18,851
Lehigh Valley Technologies, Inc. acquisitions	97,003	—	24,686	(19,389)	102,300
Voltaren Gel® acquisition	—	142,355	(2,905)	—	139,450
Other	18,296	4,511	2,574	(185)	25,196
Total	$143,502	$146,866	$24,790	$(29,361)	$285,797
The following is a summary of available-for-sale securities held by the Company at September 30, 2016 and December 31, 2015 (in thousands):

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2016
Money market funds	$65,500	$—	$—	$65,500
Total included in cash and cash equivalents	$25,012	$—	$—	$25,012
Total included in restricted cash and cash equivalents	$40,488	$—	$—	$40,488
Equity securities	$—	$—	$—	$—
Total other short-term available-for-sale securities	$—	$—	$—	$—
Equity securities	$1,766	$595	$—	$2,361
Long-term available-for-sale securities	$1,766	$595	$—	$2,361

	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015
Money market funds	$51,145	$—	$—	$51,145
Total included in cash and cash equivalents	$3	$—	$—	$3
Total included in restricted cash and cash equivalents	$51,142	$—	$—	$51,142
Equity securities	$24	$10	$—	$34
Total other short-term available-for-sale securities	$24	$10	$—	$34
Equity securities	$1,766	$2,089	$—	$3,855
Long-term available-for-sale securities	$1,766	$2,089	$—	$3,855

Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Nine Months Ended September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain Astora property, plant and equipment (NOTE 3)	$—	$—	$—	$(5,041)
Certain U.S. Generics Pharmaceuticals property, plant and equipment	—	—	649	(4,448)
Certain U.S. Branded Pharmaceuticals intangible assets (NOTE 9)	—	—	—	(72,814)
Certain U.S. Generic Pharmaceuticals intangible assets (NOTE 9)	—	—	45,966	(169,576)
Certain International Pharmaceuticals intangible assets (NOTE 9)	—	—	5,324	(16,243)
Certain Astora intangible assets (NOTE 3)	—	—	—	(16,287)
Total	$—	$—	$51,939	$(284,409)
NOTE 8. INVENTORIES
Inventories consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials (1)	$195,830	$210,038
Work-in-process (1)	111,437	177,821
Finished goods (1)	317,035	364,634
Total	$624,302	$752,493
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At September 30, 2016 and December 31, 2015, $32.6 million and $24.9 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets.
The Company capitalizes inventory costs associated with certain generic products prior to regulatory approval and product launch, when it is reasonably certain, based on management’s judgment of reasonably certain future commercial use and net realizable value, that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed an Abbreviated New Drug Application (ANDA) that has been acknowledged by the U.S. Food and Drug Administration (the FDA) as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal requirements will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of September 30, 2016 and December 31, 2015, the Company had approximately $25.3 million and $12.0 million, respectively, in inventories related to generic products that were not yet available to be sold.

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

	Carrying Amount
	U.S. Branded Pharmaceuticals	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Balance as of December 31, 2015:
Goodwill	$1,676,276	$5,789,934	$592,424	$8,058,634
Accumulated impairment losses	(673,500)	—	(85,780)	(759,280)
Balance as of December 31, 2015	$1,002,776	$5,789,934	$506,644	$7,299,354
Measurement period adjustments	16,518	75,750	1,366	93,634
Effect of currency translation on gross balance	—	—	19,732	19,732
Effect of currency translation on accumulated impairment	—	—	(1,100)	(1,100)
Balance as of September 30, 2016:
Goodwill	$1,692,794	$5,865,684	$613,522	$8,172,000
Accumulated impairment losses	(673,500)	—	(86,880)	(760,380)
	$1,019,294	$5,865,684	$526,642	$7,411,620

Other Intangible Assets
The following is a summary of other intangible assets held by the Company at September 30, 2016 and December 31, 2015 (in thousands):

Cost basis:	Balance as of December 31, 2015	Acquisitions (1)	Impairments (2)	Other (3)	Effect of Currency Translation	Balance as of September 30, 2016
Indefinite-lived intangibles:
In-process research and development	$1,742,880	$(114,200)	$(55,100)	$(138,456)	$2,594	$1,437,718
Total indefinite-lived intangibles	$1,742,880	$(114,200)	$(55,100)	$(138,456)	$2,594	$1,437,718
Definite-lived intangibles:
Licenses (weighted average life of 12 years)	$676,867	$—	$—	$(211,147)	$—	$465,720
Customer relationships (weighted average life of 15 years)	11,318	—	(3,460)	(7,858)	—	—
Tradenames (weighted average life of 12 years)	7,537	—	—	—	(127)	7,410
Developed technology (weighted average life of 12 years)	6,731,573	148,891	(216,194)	123,618	24,263	6,812,151
Total definite-lived intangibles (weighted average life of 12 years)	$7,427,295	$148,891	$(219,654)	$(95,387)	$24,136	$7,285,281
Total other intangibles	$9,170,175	$34,691	$(274,754)	$(233,843)	$26,730	$8,722,999

Accumulated amortization:	Balance as of December 31, 2015	Amortization	Impairments	Other	Effect of Currency Translation	Balance as of September 30, 2016
Definite-lived intangibles:
Licenses	$(508,225)	$(37,142)	$—	$211,147	$—	$(334,220)
Customer relationships	(7,858)	—	—	7,858	—	—
Tradenames	(6,544)	(66)	—	—	19	(6,591)
Developed technology	(818,606)	(598,853)	—	13,201	(2,352)	(1,406,610)
Total definite-lived intangibles	$(1,341,233)	$(636,061)	$—	$232,206	$(2,333)	$(1,747,421)
Total other intangibles	$(1,341,233)	$(636,061)	$—	$232,206	$(2,333)	$(1,747,421)
Net other intangibles	$7,828,942					$6,975,578
__________

(1)
Includes intangible assets acquired through the acquisition of Voltaren® Gel and other business combinations in addition to the capitalization of payments relating to XIAFLEX®, offset by measurement period adjustments relating to the Par acquisition.

(2)
Includes the impairment of certain intangible assets of our U.S. Generic Pharmaceuticals segment of $169.6 million, our U.S. Branded Pharmaceuticals segment of $72.8 million, our International Pharmaceuticals segment of $16.2 million and the impairment of certain intangible assets in connection with the wind down of our Astora business, with a net impairment of approximately $16.3 million, which is reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. See Note 3. Discontinued Operations and Held for Sale for further information relating to the Astora wind down.

(3)
Includes the removal of approximately $221.9 million of fully amortized intangible assets relating to expired or terminated licensing agreements in our U.S. Branded Pharmaceuticals segment, including the 2008 Voltaren® Gel agreement, described in Note 10. License and Collaboration Agreements, NatestoTM, described in Note 5. Acquisitions of our Annual Report on Form 10-K for the year ended December 31, 2015, and STENDRA®, described in Note 10. Goodwill and Other Intangibles of our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, $10.0 million of fully amortized assets were removed in connection with the wind down of our Astora business described above. Additionally, certain IPR&D assets of $138.5 million were placed in service and transferred into developed technology, while certain other developed technology assets were removed due to their sale or disposal during the period presented.

Amortization expense for the three and nine months ended September 30, 2016 totaled $211.5 million and $636.1 million, respectively. Amortization for the three and nine months ended September 30, 2015 totaled $121.5 million and $333.8 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2015 is as follows (in thousands):

2016	$824,062
2017	$725,659
2018	$637,623
2019	$575,060
2020	$546,598
Changes in the gross carrying amount of our other intangibles for the nine months ended September 30, 2016 were as follows (in thousands):

Gross Carrying Amount
December 31, 2015	$9,170,175
Capitalization of payments relating to XIAFLEX®	12,008
Voltaren® Gel acquisition	159,000
Other acquisitions	18,183
Sale of certain International Pharmaceuticals intangible assets	(1,959)
Impairment of certain U.S. Branded Pharmaceuticals intangible assets	(72,814)
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(169,576)
Impairment of certain International Pharmaceuticals intangible assets	(16,077)
Impairment of certain Astora intangible assets	(26,318)
Measurement period adjustments relating to acquisitions closed during 2015 (NOTE 5)	(154,500)
Removal of fully amortized intangible assets relating to expired or terminated licensing agreements	(221,853)
Effect of currency translation	26,730
September 30, 2016	$8,722,999
Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of October 1st.
Goodwill
Given the significant decline in the Company’s stock price, the Company initiated an interim goodwill impairment analysis of our U.S. Branded and U.S. Generics reporting units during the second quarter of 2016. We estimated the fair value of our reporting units through an income approach using a discounted cash flow model. Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flows (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows for our interim goodwill impairment tests ranged from 8.5% to 9.0%, depending on the overall risk associated with the particular reporting units and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. As a result of this interim analysis, the Company determined that the estimated fair value of our U.S. Branded and U.S. Generics reporting units exceeded their estimated net book value; therefore, an impairment charge was not required for the three months ended June 30, 2016.
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

U.S. Branded Pharmaceuticals Segment
As a result of unfavorable formulary changes and generic competition for sumatriptan, the Company has experienced a downturn in the performance of its Sumavel® DosePro® product, a needle-free delivery system for sumatriptan acquired from Zogenix, Inc. in 2014. As a result of this underperformance, the Company concluded during the third quarter of 2016 that an impairment assessment was required to evaluate the recoverability of Sumavel® DosePro®. After performing this assessment, we recorded a pre-tax, non-cash impairment charge of $72.8 million during the three months ended September 30, 2016, representing a full impairment of the intangible asset.
International Pharmaceuticals Segment
During the three months ended September 30, 2016, the Company determined that it would not pursue commercialization of a product in certain international markets. Accordingly, we tested the definite-lived intangible asset associated with this product for impairment and determined that the carrying value was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charge of $16.2 million during the third quarter of 2016.
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
Novartis AG, Novartis Consumer Health, Inc. and Sandoz, Inc.
The Company had exclusive U.S. marketing rights to Voltaren® Gel through June 30, 2016 pursuant to a License and Supply Agreement entered into in 2008 with and among Novartis AG and Novartis Consumer Health, Inc. Effective March 1, 2015, Novartis Consumer Health, Inc. assigned the 2008 Voltaren® Gel Agreement to its affiliate, Sandoz, Inc. On December 11, 2015, the Company, Novartis AG and Sandoz entered into a new License and Supply Agreement, the 2015 Voltaren® Gel Agreement, whereby the Company licensed exclusive U.S. marketing and license rights to commercialize Voltaren® Gel and the exclusive right to launch an authorized generic of Voltaren® Gel, effective July 1, 2016. Pursuant to the 2015 Voltaren® Gel Agreement, the former 2008 Voltaren® Gel Agreement expired on June 30, 2016 in accordance with its terms. The 2015 Voltaren® Gel Agreement became effective on July 1, 2016 and is accounted for as a business combination as of the effective date. Refer to Note 5. Acquisitions for further information. The initial term of the 2015 Voltaren® Gel Agreement will expire on June 30, 2023 with an automatic extension of the term for one year thereafter unless a written notice of non-extension is provided at least six months in advance of termination. Voltaren® Gel royalties incurred during the nine months ended September 30, 2016 and 2015 were $13.9 million and $22.5 million, respectively.
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
XIAFLEX® Out-license Agreement
We were party to an out-licensing agreement with Actelion Pharmaceuticals Ltd. (Actelion) to develop, supply and commercialize XIAFLEX® in Canada and Australia. On July 1, 2016, the parties mutually agreed to terminate the collaboration for Canada and agreed upon certain transition services to be provided by Actelion until approval of the transfer of the drug identification number by the regulatory authority in Canada to the Company. For Australia, the collaboration agreement remains in effect until a new agreement is finalized. In consideration for the rights returned to the Company by Actelion, Endo made a cash payment of $5.5 million in July 2016. This transaction was treated as an asset acquisition.

NOTE 11. DEBT
The following table presents the carrying amounts of the Company’s total indebtedness at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Principal Amount	Unamortized Discount and Deferred Loan Costs	Principal Amount	Unamortized Discount and Deferred Loan Costs
7.25% Senior Notes due 2022	$400,000	$(11,284)	$400,000	$(12,535)
5.75% Senior Notes due 2022	700,000	(9,026)	700,000	(10,088)
5.375% Senior Notes due 2023	750,000	(9,585)	750,000	(10,511)
6.00% Senior Notes due 2023	1,635,000	(25,481)	1,635,000	(27,694)
6.00% Senior Notes due 2025	1,200,000	(21,287)	1,200,000	(22,713)
Term Loan A Facility Due 2019	962,500	(10,221)	1,017,500	(13,831)
Term Loan B Facility Due 2022	2,779,000	(44,803)	2,800,000	(49,900)
Revolving Credit Facility	—	—	225,000	—
Other debt	55	—	134	—
Total long-term debt, net	$8,426,555	$(131,687)	$8,727,634	$(147,272)
Less current portion, net	124,250	—	328,705	—
Total long-term debt, less current portion, net	$8,302,305	$(131,687)	$8,398,929	$(147,272)
The total fair value of the Company’s Total long-term debt at September 30, 2016 and December 31, 2015, was $8.0 billion and $8.6 billion, respectively.
The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
On April 4, 2016, the Company paid down the revolving credit facility in the amount of $225.0 million. As of September 30, 2016, we have $997.4 million of remaining credit available through the revolving credit facilities.
The Company’s credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of September 30, 2016, we were in compliance with all such covenants.
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

Significant changes made during the nine months ended September 30, 2016 to the agreements listed above and included within our Annual Report on Form 10-K for the year ended December 31, 2015 are as follows:
Noramco, Inc.
Pursuant to the terms of the Company’s 2012 agreement with Noramco, the Company made payments to Noramco during the nine months ended September 30, 2016 and 2015 totaling $27.3 million and $31.2 million, respectively. These payments are recorded in Cost of revenues in our Condensed Consolidated Statements of Operations. In July 2016, the Company sent a notice of non-renewal to Noramco which will result in the agreement being terminated as of April 2017. The Company is not subject to any penalties as a result of this termination.
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
Legal Proceedings and Investigations
We and certain of our subsidiaries are involved in various claims, legal proceedings, internal and governmental investigations (collectively, proceedings) that arise from time to time in the ordinary course of our business, including those relating to product liability, intellectual property, regulatory compliance and commercial matters. These and other matters that are not being disclosed herein are, in the opinion of our management, immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows. If and when such matters, in the opinion of our management, become material either individually or in the aggregate, we will disclose such matters. While we cannot predict the outcome of these proceedings and we intend to defend vigorously our position, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows.
As of September 30, 2016, our reserve for loss contingencies totaled $1.28 billion, of which $1.20 billion relates to our product liability accrual for vaginal mesh cases. We had previously announced that we had reached master settlement agreements with several of the leading plaintiffs’ law firms to resolve claims relating to vaginal mesh products sold by our AMS subsidiary. The agreements were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
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
In January 2012, the FDA ordered manufacturers of transvaginal surgical mesh used for POP and of single incision mini-slings for urinary incontinence, such as our AMS subsidiary, to conduct post-market safety studies and to monitor adverse event rates relating to the use of these products. AMS received a total of 19 class-wide post-market study orders regarding its pelvic floor repair and mini-sling products; however, the FDA agreed to place 16 of these study orders on hold for a variety of reasons. AMS commenced three of these post-market study orders; however, in connection with the wind down of the Astora business, it notified the FDA of its termination of these studies. The FDA has confirmed closure of these studies.
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
We and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) and other settlement agreements regarding settling up to approximately 49,000 filed and unfiled mesh claims handled or controlled by the participating counsel for an aggregate total of approximately $2.8 billion. These MSAs, which were executed at various times since June 2013, were entered into solely by way of compromise and settlement and are not in any way an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of Qualified Settlement Funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation thresholds requiring participation by the majority of claims represented by each law firm party to the MSA. If certain participation thresholds are not met, then we will have the right to terminate the settlement with that law firm. In addition, one agreement gives us a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in QSFs are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
We expect that valid claims under the MSAs will continue to be settled. However, we intend to vigorously contest pending and future claims that are invalid, for which settlement is not able to be reached or that are in excess of the maximum claim amounts under the MSAs. We are currently aware of approximately 8,000 asserted claims and unasserted claims, which we believe are likely to be asserted, that have not been accrued for because we lack sufficient information to determine whether any potential loss is probable. In addition to these asserted and unasserted claims, which we believe are likely to be asserted, there may be other claims asserted in the future. It is currently not possible to estimate the number or validity of any such future claims.
In order to evaluate whether a claim is probable of a loss, we must obtain and evaluate certain information pertaining to each individual claim, including but not limited to the following items: the name and social security number of the plaintiff, evidence of an AMS implant, the date of implant, the date the claim was first asserted to AMS, the date that plaintiff’s counsel was retained, and most importantly, medical records establishing the injury alleged. Without access to at least this information and the opportunity to evaluate it, we are not in a position to determine its validity or whether a loss is probable. Further, the timing and extent to which we obtain this information and our evaluation thereof, is often impacted by items outside of our control, including, without limitation, the normal cadence of the litigation process and the provision of claim information to us by plaintiff’s counsel.

We will continue to monitor the situation, and, if appropriate, we will make further adjustments to our product liability accrual based on new information. We intend to continue exploring all options as appropriate in our best interests, and depending on developments, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into additional monetary settlements. Any unfavorable outcomes as a result of such litigation or settlements with respect to any asserted or unasserted claims could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of the date of this report, we believe that the current product liability accrual includes all known claims for which liability is probable and estimable.
The following table presents the changes in the vaginal mesh QSFs and product liability balance during the nine months ended September 30, 2016 (in thousands):

	Qualified Settlement Funds	Product Liability
Balance as of December 31, 2015	$578,970	$2,086,176
Additional charges	—	19,505
Cash contributions to Qualified Settlement Funds	587,782	—
Cash distributions to settle disputes from Qualified Settlement Funds	(898,288)	(898,288)
Cash distributions to settle disputes	—	(5,561)
Other	456	—
Balance as of September 30, 2016	$268,920	$1,201,832
The entire portion of the $1.20 billion liability amount shown above is classified as Current portion of legal settlement accrual in the September 30, 2016 Condensed Consolidated Balance Sheets. Charges related to vaginal mesh product liability for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
We expect to fund the payments under all current settlement agreements over the course of 2016 and 2017. As the funds are disbursed out of the QSFs from time to time, the product liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the product liability accrual and decrease cash and cash equivalents.
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
Testosterone Cases. We and certain of our subsidiaries, including Endo Pharmaceuticals Inc. (EPI) and Auxilium Pharmaceuticals, Inc. (subsequently converted to Auxilium Pharmaceuticals, LLC and hereinafter referred to as Auxilium), along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including Fortesta® Gel, Delatestryl®, Testim®, TESTOPEL® and Striant®. Plaintiffs in these suits allege various personal injuries, including pulmonary embolism, stroke and other vascular and/or cardiac injuries and seek compensatory and/or punitive damages, where available. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the Northern District of Illinois as part of MDL No. 2545. In addition to the federal cases filed against EPI and Auxilium that have been transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545, litigation has also been filed against EPI in the Court of Common Pleas Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against us. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interest. As of November 1, 2016, approximately 1,140 cases are currently pending against us; some of which may have been filed on behalf of multiple plaintiffs.
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

In November 2014, a civil class action complaint was filed in the Northern District of Illinois against EPI, Auxilium, and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payors that had paid for certain testosterone products, alleging that the marketing efforts of EPI, Auxilium, and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil Racketeer Influenced and Corrupt Organizations Act claims. Further, the complaint alleges that EPI, Auxilium, and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products and raises other state law claims. In March 2015, defendants filed a motion to dismiss the complaint and plaintiffs responded by filing amended complaints. In February 2016, the District Court granted in part and denied in part defendants’ motion to dismiss. The District Court declined to dismiss plaintiffs’ claims for conspiracy to commit racketeering activity in violation of 18 U.S.C. §1962(d) and claims for negligent misrepresentation. In April 2016, plaintiffs filed a third amended complaint, which defendants moved to dismiss in June 2016. In August 2016, the court denied the motion to dismiss and we filed a response to the third amended complaint in September 2016. In October 2015, a similar civil class action complaint was filed against EPI and other defendant manufacturers in the Northern District of Illinois. Similar litigation may be brought by other plaintiffs. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any, but we will explore all options as appropriate in our best interest.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a Petition for Damages against certain of our subsidiaries, EPI and Generics Bidco I, LLC, and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the District Court ordered judgment for defendants on their exception for no right of action. The State of Louisiana appealed that decision and in October 2016, the Louisiana Court of Appeals, First Circuit, issued a decision affirming the dismissal as to certain counts and reversing the dismissal as to others.
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
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including our subsidiaries, Endo Health Solutions Inc. (EHSI) and EPI, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. In June 2014, the case was removed to the U.S. District Court for the Northern District of Illinois. In December 2014, defendants moved to dismiss the Amended Complaint and in May 2015, the District Court issued an order granting that motion in part, dismissing the case as to EHS and EPI. In August 2015, plaintiff filed its Second Amended Complaint against multiple defendants, including EPI and EHSI. In November 2015, defendants moved to dismiss the Second Amended Complaint. In September 2016, the District Court granted in part and denied in part defendants’ motions to dismiss and provided plaintiff an opportunity to amend its complaint. Plaintiff filed the third amended complaint in October 2016.
In May 2014 and in June 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including our subsidiaries EHSI and EPI. The complaint asserts violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including OPANA®. Plaintiff seeks declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, and attorneys’ fees and costs. Defendants, which include our subsidiaries, filed various motions attacking the pleadings, including one requesting that the Superior Court refrain from proceeding under the doctrines of primary jurisdiction and equitable abstention. That motion was granted in August 2015, and the case has been stayed pending further proceedings and findings by the FDA. In June 2016, plaintiffs filed a motion to lift the stay and to amend the complaint. Defendants, included EHSI and EPI, opposed that motion. Following a hearing in July 2016, the court provided plaintiffs an opportunity to seek leave to file another amended complaint. In August 2016, plaintiffs filed a renewed motion to lift the stay and amend the complaint. In October 2016, the court granted, in part, plaintiffs’ renewed motion to lift the stay and the plaintiffs filed their third amended complaint.
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
In August 2015, our subsidiaries EHSI and EPI received a subpoena from the State of New Hampshire Office of the Attorney General seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER. We were cooperating with the State of New Hampshire Office of the Attorney General in its investigation until we learned that it was being assisted in the investigation by outside counsel hired on a contingent fee basis. The New Hampshire Attorney General initiated an action in the Superior Court for the State of New Hampshire to enforce the subpoena despite this contingent fee arrangement, and we (along with other companies that had received similar subpoenas) responded by filing a motion for protective order to preclude the use of contingent fee counsel. In addition, we filed a separate motion seeking declaratory relief. In March 2016, the Superior Court granted the motion for protective order on the grounds that the contingent fee agreement was invalid as ultra vires and that the office of the Attorney General had acted outside of its statutory authority in entering into the agreement with the contingent fee counsel. In April 2016, both the New Hampshire Attorney General and the companies that received subpoenas from the New Hampshire Attorney General, including EHSI and EPI, appealed, in part, the March 2016 Superior Court order to the New Hampshire Supreme Court. Those appeals are pending. In April 2016, the New Hampshire Attorney General also entered into a new agreement with outside counsel. In response, the companies that received a subpoena from the New Hampshire Attorney General, including EHSI and EPI, moved to enforce a part of the protective order issued by the Superior Court in March 2016 that is not being appealed by EHSI and EPI. That motion was denied in August 2016.
In March 2016, EHSI and EPI received a Civil Investigative Demand (CID) from the Department of Justice (DOJ) for the State of Oregon seeking documents and information regarding the sales and marketing of OPANA® ER. We are currently cooperating with the State of Oregon in its investigation.
In August 2016, the County of Suffolk, New York filed suit in New York state court against multiple defendants, including our subsidiaries, EHSI and EPI, for alleged violations of state false and deceptive advertising and other statutes, public nuisance, common law fraud, and unjust enrichment based on opioid sales and marketing practices. The County of Suffolk is seeking compensatory damages, interest, costs, disbursements, punitive damages, treble damages, penalties and attorneys’ fees.
With respect to the litigations brought on behalf of the City of Chicago, the People of the State of California, the State of Mississippi and the County of Suffolk, we intend to contest those matters vigorously. We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interest.
Antitrust Litigation and Investigations
Multiple direct and indirect purchasers of Lidoderm® have filed a number of cases against our subsidiary EPI and co-defendants Teikoku Seiyaku Co., Ltd., Teikoku Pharma USA, Inc. (collectively, Teikoku) and Actavis plc and certain of its subsidiaries (collectively, Actavis), which was subsequently acquired by Teva Pharmaceuticals Industries Ltd and its subsidiaries (collectively, Teva) from Allergan plc (Allergan). Certain of these actions have been asserted on behalf of classes of direct and indirect purchasers, while others are individual cases brought by one or more alleged direct or indirect purchasers. The complaints in these cases generally allege that EPI, Teikoku and Actavis (now Teva) entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent) and other patents. Some of the complaints also allege that Teikoku wrongfully listed the ‘529 patent in the Orange Book as related to Lidoderm®, that EPI and Teikoku commenced sham patent litigation against Actavis and that EPI abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of Lidoderm®. The cases allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2) and various state antitrust and consumer protection statutes as well as common law remedies in some states. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees.
The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order in April 2014 transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California. In June 2016, motions for class certification were filed on behalf of classes of direct and indirect purchasers, and EPI, Teikoku and Actavis filed oppositions to those motions in September 2016. Trial is currently scheduled to begin in 2017. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and cases brought in federal court will be transferred to the Northern District of California as tag-along actions to In Re Lidoderm Antitrust Litigation.

Multiple direct and indirect purchasers of OPANA® ER have filed cases against our subsidiaries EHSI and EPI, and other pharmaceutical companies, including Penwest Pharmaceuticals Co., which we subsequently acquired, and Impax Laboratories Inc. (Impax), all of which have been transferred and coordinated for pretrial proceedings in the Northern District of Illinois by the Judicial Panel on Multidistrict Litigation. Some of these cases have been filed on behalf of putative classes of direct and indirect purchasers, while others have been filed on behalf of individual retailers or health care benefit plans. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of the re-formulation of OPANA® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In February 2016, the District Court issued orders (i) denying defendants’ motion to dismiss the claims of the direct purchasers, (ii) denying in part and granting in part defendants’ motion to dismiss the claims of the indirect purchasers, but giving them permission to file amended complaints and (iii) granting defendants’ motion to dismiss the complaints filed by certain retailers, but giving them permission to file amended complaints. In response to the District Court’s orders, the indirect purchasers filed an amended complaint to which the defendants filed a renewed motion to dismiss certain claims, and certain retailers have also filed amended complaints. The defendants successfully moved to dismiss the indirect purchaser unjust enrichment claims arising under the laws of the states of California, Rhode Island and Illinois. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation.
In February 2014, our subsidiary, EPI received a CID (the February 2014 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second CID to EPI in March 2014 (the March 2014 CID). The February 2014 CID requested documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and its settlement agreement with Actavis settling the Lidoderm® patent litigation, as well as information concerning the marketing and sales of OPANA® ER and Lidoderm®. The March 2014 CID requested documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of OPANA® ER. The FTC also issued subpoenas for investigational hearings (similar to depositions) to our employees and former employees. In March 2016, the FTC filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against us and our subsidiary EPI, as well as against Allergan, Actavis, Impax and Teikoku, alleging generally that the settlement agreements with Actavis, Impax, respectively, constituted, in whole or part, unfair methods of competition in violation Section 5(a) of the FTC Act, 15 U.S.C. § 45(a). The FTC also alleges that one provision of the agreement with Actavis violated Section 7 of the Clayton Act, 15 U.S.C. § 18. The complaint seeks injunctive and declaratory relief and other remedies, including restitution and disgorgement. In June 2016, we joined in the defendants’ motion to sever OPANA® ER-related claims from the Lidoderm®-related claims. In July 2016, a motion to dismiss was filed on behalf of all defendants. In October 2016, the District Court granted the defendants’ motion to sever the claims ordering the FTC to file lawsuits for the OPANA® ER-related claims separately from the Lidoderm®-related claims. The District Court also denied the defendants’ motion to dismiss as moot. Subsequently in October 2016, the FTC voluntarily sought to dismiss their case against us without prejudice. We filed two separate lawsuits relating to OPANA® ER-related claims and Lidoderm®-related claims, with Impax and Watson, respectively, in October 2016 seeking declaratory judgment on the merits of the case.
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
In December 2014, our subsidiary, Par Pharmaceutical Companies, Inc. (subsequently renamed Endo Generics Holdings, Inc. and referred to in this Note 12. Commitments and Contingencies as Par), received a Subpoena to Testify Before Grand Jury from the Antitrust Division of the DOJ and issued by the U.S. District Court for the Eastern District of Pennsylvania. The subpoena requests documents and information focused primarily on product and pricing information relating to Par’s authorized generic version of Lanoxin (digoxin) oral tablets and Par’s generic doxycycline products, and on communications with competitors and others regarding those products. Par is currently cooperating fully with the investigation.

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
In February 2010, the District Court granted a motion to dismiss the FTC’s claims and granted in part and denied in part a motion to dismiss the claims of the private plaintiffs. In April 2012, the U.S. Court of Appeals for the 11th Circuit affirmed the District Court’s decision on the motion to dismiss the FTC’s claims. In September 2012, the District Court granted a motion for summary judgment against the private plaintiffs’ claims of sham litigation. In July 2013, the Supreme Court of the U.S. reversed the Court of Appeals’ and District Court’s decisions concerning the FTC action and remanded the case to the District Court for further proceedings. In May 2016, those private plaintiffs representing the putative class of indirect purchasers voluntarily dismissed their case against Par with prejudice. Claims by the direct purchasers and the FTC are still pending. We intend to contest this litigation vigorously and to explore all options as appropriate in our best interest.
In February 2015, Par received a CID from the Office of the Attorney General for the State of Alaska seeking production of certain documents and information regarding Par’s settlement of the AndroGel® patent litigation as well as documents produced in the on-going litigation filed by the FTC.
We are currently cooperating with the DOJ, the State of Florida Office of the Attorney General, the State of Alaska Office of the Attorney General and the State of South Carolina Office of the Attorney General in their respective investigations. Investigations and lawsuits similar to these antitrust matters described above may be brought by others. We are unable to predict the outcome of these investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations, if any, but will explore all options as appropriate in our best interest.
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against Par and its subsidiary, Par Sterile Products, LLC, in the U.S. District Court for the District of New Jersey alleging that Par and its subsidiary engaged in an anticompetitive scheme to exclude competition from the market for vasopressin solution for intravenous injection in view of Par’s Vasostrict® (vasopressin) product. The complaint alleges violations of Sections 1 and 2 of The Sherman Antitrust Act, 15 U.S.C. §§ 1, 2, as well as the antitrust law and common law of the state of New Jersey, alleging that Par and its subsidiary entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that Fresenius has been unable to obtain vasopressin API in order to file an ANDA to obtain FDA approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages in an unspecified amount, attorney’s fees and costs and injunctive relief and demands a trial by jury. In September 2016, Par and its subsidiary filed a motion to dismiss the case for Fresenius’ failure to properly state a claim under the antitrust laws. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interest.
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
Megace ES® (megestrol acetate oral suspension) Cases
In September 2011, our subsidiary, Par Pharmaceutical, Inc. (PPI), along with EDT Pharma Holdings Ltd. (Elan) (now known as Alkermes Pharma Ireland Limited), filed a complaint against TWi Pharmaceuticals, Inc. (TWi) in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. A bench trial was held in October 2013, and in February 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the 7,101,576 patent invalid for obviousness. Par appealed. In August 2014, the District Court issued a preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the appeal. In December 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. In March 2015, the District Court issued another preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand. In July 2015, the District Court issued a new decision in favor of TWi, finding all of the asserted claims invalid, and TWi launched its generic product. PPI appealed again, and in December 2015, the District Court’s decision in favor of TWi was affirmed without opinion. In February 2016, TWi moved the District Court to recover its lost profits, which TWi alleges in the amount of $16 million, resulting from the previous injunctions to which the District Court subjected TWi, as well as attorneys’ fees and costs. PPI opposed TWi’s motion. In September 2016, the District Court denied TWi’s motion for attorneys’ fees and costs and granted in part and denied in part TWi’s motion to recover its lost profits, ordering PPI to pay $12.7 million. We believe that a loss is probable and we have incorporated our best estimate of this loss into our reserve for loss contingencies. It is possible that the outcome of this matter could result in an additional loss above the amount reserved, which could be material.
Securities Related Class Action Litigation
In May 2016, a putative class action entitled Craig Friedman v. Endo International plc Company, Rajiv de Silva and Suketu Upadhyay was filed in the U.S. District Court for the Southern District of New York by an individual shareholder on behalf of himself and all similarly situated shareholders. In August 2016, the Steamfitters’ Industry Pension Fund and Steamfitters’ Industry Security Benefit Fund were appointed lead plaintiffs in the action. In October 2016, a Second Amended Complaint was filed. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on the Company’s revision of its 2016 earnings guidance and certain disclosures about its generics business, the integration of Par and its subsidiaries, certain other alleged business issues and the receipt of a CID from the U.S. Attorney’s Office for the Southern District of New York regarding contracts with Pharmacy Benefit Managers concerning Frova®. The Second Amended Complaint adds Paul Campanelli as a defendant. The complaint seeks class certification, damages in an unspecified amount and attorney’s fees and costs. We filed a motion to dismiss the case in October 2016. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter, but will explore all options as appropriate in our best interest and we intend to defend this lawsuit vigorously.

On November 7, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by an individual shareholder on behalf of herself and all similarly situated shareholders, bearing the caption Doris Shasha v. Endo International plc Company, Rajiv Kanishka Liyanaarchchie De Silva and Suketu P. Upadhyay. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act. It alleges that the Company made material false statements in, or omitted material information from, certain of the Company's public disclosures from September 28, 2015 through November 2, 2016, based on news reports of an investigation by the Department of Justice into potential price collusion in the pharmaceutical industry. The complaint seeks class certification, damages in an unspecified amount and attorney's fees and costs. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter, but will explore all options as appropriate in our best interest and we intend to defend this lawsuit vigorously.
Paragraph IV Certifications on OPANA® ER
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering OPANA® ER (oxymorphone hydrochloride extended-release tablets CII). In December 2012, EPI filed a complaint against Actavis (now Teva) in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-crush-resistant generic version of OPANA® ER. In May 2013 and June 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-crush-resistant OPANA® ER: Roxane Laboratories, Inc. (Roxane) and Ranbaxy Laboratories Limited, which was acquired by Sun Pharmaceutical Industries Ltd. (Ranbaxy). Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122, and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-crush-resistant formulations of OPANA® ER. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York. In August 2015, the District Court ruled that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The District Court also ruled that the defendants failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid, enjoined the defendants from launching their generic products until the expiration of those patents and directed Actavis to withdraw its generic product within 60 days. In October 2015, the District Court tolled the 60-day period until it decided two pending post-trial motions. In April 2016, the District Court issued an order upholding its August 2015 ruling in EPI’s favor and confirming the prior injunction against the manufacture or sale of the generic version of the non-crush-resistant OPANA® ER currently offered by Actavis and the additional approved but not yet marketed generic version of the product developed by Roxane. The defendants filed appeals to the Court of Appeals for the Federal Circuit. We intend to continue vigorously asserting our intellectual property rights and to oppose any such appeal.
From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc., Amneal Pharmaceuticals, LLC (Amneal), ThoRx Laboratories, Inc. (ThoRx), Actavis, Impax and Ranbaxy (now Sun Pharmaceutical Industries Ltd.), advising of the filing by each such company of an ANDA for a generic version of the formulation of OPANA® ER designed to be crush-resistant. These Paragraph IV Notices refer to U.S. Patent Nos. 7,851,482, 8,075,872, 8,114,383, 8,192,722, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of OPANA® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of OPANA® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. We intend, and have been advised by Grünenthal that it too intends, to defend vigorously the intellectual property rights covering the formulation of OPANA® ER designed to be crush-resistant and to pursue all available legal and regulatory avenues in defense of crush-resistant OPANA® ER, including enforcement of the product’s intellectual property rights and approved labeling. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York against the remaining filers. In August 2015, the District Court issued an Opinion holding that all defendants infringed the claims of U.S. Patent Nos. 8,309,060, 8,309,122 and 8,329,216. The Opinion also held that the defendants had shown that U.S. Patent No. 8,309,060 was invalid, but that the defendants had failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid. The District Court also issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent Nos. 8,309,122 and 8,329,216. The time for appealing that Opinion and Order has not yet expired and we expect the defendants to appeal the decision. We intend to continue to vigorously assert our intellectual property and oppose appeals by the defendants. However, there can be no assurance that we and/or Grünenthal will be successful. If we are unsuccessful and Teva, Amneal, ThoRx, Actavis or Impax is able to obtain FDA approval of its product, generic versions of crush-resistant OPANA® ER may be launched prior to the applicable patents’ expirations in 2023. Additionally, we cannot predict or determine the timing or outcome of this defense but will explore all options as appropriate in our best interest. The defendants filed appeals to the Court of Appeals for the Federal Circuit.

In August 2014 and October 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using OPANA® ER and a highly pure version of the active pharmaceutical ingredient of OPANA® ER. In November 2014, EPI filed lawsuits against Teva, ThoRx, Actavis, Impax, Ranbaxy, Roxane, Amneal, and Sandoz Inc. based on their ANDAs filed against both the crush-resistant and non-crush-resistant versions of OPANA® ER. Those lawsuits were filed in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively. On November 17, 2015, the District Court held the ‘737 patent invalid for claiming unpatentable subject matter. That patent has been dismissed from all suits and the suits administratively closed as to that patent, subject to appeal at the end of the case on the ‘779 patent. Beginning July 11, 2016, a three-day trial was held in the U.S. District Court for the District of Delaware against Teva and Amneal for infringement of the ‘779 patent. In October 2016, the District Court issued an Opinion holding that the defendants infringed the claims of U.S. Patent No. 8,871,779. The Opinion also held that the defendants had failed to show that U.S. Patent No. 8,871,779 was invalid. The District Court issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent No. 8,871,779 in November 2029.
We intend to defend vigorously our intellectual property rights and to pursue all available legal and regulatory avenues in defense of both the non-crush-resistant formulation OPANA® ER and the crush-resistant formulation OPANA® ER, including enforcement of the product’s intellectual property rights and approved labeling. However, there can be no assurance that we will be successful. If we are unsuccessful, competitors that already have obtained, or are able to obtain, FDA approval of their products may be able to launch their generic versions of OPANA® ER prior to the applicable patents’ expirations. Additionally, we cannot predict or determine the timing or outcome of related litigation but will explore all options as appropriate in our best interest. In addition to the above litigation, it is possible that another generic manufacturer may also seek to launch a generic version of OPANA® ER and challenge the applicable patents.
Paragraph IV Certification on Fortesta® Gel
In January 2013, EPI and its licensor Strakan Limited received a notice from Watson (now Allergan) advising of the filing by Watson of an ANDA for a generic version of Fortesta® (testosterone) Gel. In February 2013, EPI filed a lawsuit against Watson in the U.S. District Court for the Eastern District of Texas, Marshall division. Because the suit was filed within the 45-day period under the Hatch-Waxman Act for filing a patent infringement action, we believe that it triggered an automatic 30-month stay of approval under the Act. A two-day trial was held on or about February 26 and 27, 2015. In August 2015, the District Court issued an Order holding that the asserted patents are valid and are infringed by Watson’s ANDA. As a result, the District Court ordered that the effective date for the approval of Watson’s ANDA to be the date no sooner than the latest expiration date of the ’913 Patent and the ’865 Patent in November of 2018. Watson filed an appeal in October 2015. In October 2016, the Court of Appeals for the Federal Circuit issued an opinion upholding the District Court’s decision.
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
Paragraph IV Certification on BELBUCA™
In November 2016, we became aware via the FDA's website that FDA’s Office of Generic Drugs had received an ANDA containing a Paragraph IV patent certification with respect to BELBUCA™ (buprenorphine hydrochloride) buccal film in September 2016. A Paragraph IV certification indicates that the generic sponsor believes certain Orange Book listed patents are invalid, unenforceable or not infringed. The FDA does not disclose the identity of the generic sponsor and we have not received the foregoing Paragraph IV patent certification. We intend to vigorously enforce our intellectual property rights relating to BELBUCA™.
Other Proceedings and Investigations
In addition to the above proceedings, proceedings similar to those described above may also be brought in the future. Additionally, we are involved in, or have been involved in, arbitrations or various other proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these other proceedings. Currently, neither we nor our subsidiaries are involved in any other proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.

NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive loss for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016			2015
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$152	$—	$152	$(607)	$204	$(403)
Less: reclassification adjustments for gain realized in net loss	(6)	—	(6)	—	—	—
Net unrealized (losses) gains	146	—	146	(607)	204	(403)
Net unrealized gain (loss) on foreign currency:
Foreign currency translation loss arising during the period	(7,924)	1,729	(6,195)	(86,187)	1,235	(84,952)
Less: reclassification adjustments for loss realized in net loss	—	—	—	25,557	158	25,715
Foreign currency translation loss	(7,924)	1,729	(6,195)	(60,630)	1,393	(59,237)
Other comprehensive loss	$(7,778)	$1,729	$(6,049)	$(61,237)	$1,597	$(59,640)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016			2015
	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Net unrealized (loss) gain on securities:
Unrealized (loss) gain arising during the period	$(1,468)	$613	$(855)	$2,042	$(731)	$1,311
Less: reclassification adjustments for gain realized in net loss	(6)	—	(6)	—	—	—
Net unrealized (losses) gains	(1,474)	613	(861)	2,042	(731)	1,311
Net unrealized gain (loss) on foreign currency:
Foreign currency translation loss arising during the period	38,782	14,177	52,959	(207,050)	(1,249)	(208,299)
Less: reclassification adjustments for loss realized in net loss	—	—	—	25,557	158	25,715
Foreign currency translation gain (loss)	38,782	14,177	52,959	(181,493)	(1,091)	(182,584)
Other comprehensive income (loss)	$37,308	$14,790	$52,098	$(179,451)	$(1,822)	$(181,273)
The following is a summary of the accumulated balances related to each component of Other comprehensive loss, net of taxes, at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Net unrealized gains	$954	$1,815
Foreign currency translation loss	(333,099)	(386,020)
Accumulated other comprehensive loss	$(332,145)	$(384,205)

NOTE 14. SHAREHOLDERS' EQUITY
Changes in Shareholder’s Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' equity for the nine months ended September 30, 2016 (in thousands):

	Attributable to:
	Endo International plc	Noncontrolling interests	Total Shareholders’ Equity
Shareholders’ equity at January 1, 2016	$5,968,030	$(54)	$5,967,976
Net (loss) income	(9,210)	16	(9,194)
Other comprehensive income	52,060	38	52,098
Compensation related to share-based awards	44,567	—	44,567
Tax withholding for restricted shares	(10,532)	—	(10,532)
Exercise of options	1,952	—	1,952
Issuance of ordinary shares related to the employee stock purchase plan	4,010	—	4,010
Other	(16)	—	(16)
Shareholders’ equity at September 30, 2016	$6,050,861	$—	$6,050,861
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

The Company recognized share-based compensation expense of $15.0 million and $44.6 million during the three and nine months ended September 30, 2016, respectively, compared to $23.8 million and $86.1 million during the three and nine months ended September 30, 2015, respectively. The share-based compensation expense recognized during the nine months ended September 30, 2015 includes a charge related to the acceleration of Auxilium employee equity awards at closing of $37.6 million. The share-based compensation expense during the three and nine months ended September 30, 2015 includes $11.0 million of expense related to certain AMS equity awards modified in conjunction with the anticipated sale of the business. As of September 30, 2016, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $93.9 million. As of September 30, 2016, the weighted average remaining requisite service period of the non-vested stock options was 2.2 years and for non-vested restricted stock units was 2.3 years.
NOTE 15. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency loss (gain), net	$(123)	$(4,095)	$2,427	$(24,651)
Equity (earnings) loss from unconsolidated subsidiaries, net	(2,023)	1,899	(539)	3,650
Other than temporary impairment of equity investment	—	—	—	18,869
Legal settlement	—	(12,500)	—	(12,500)
Costs associated with unused financing commitments	—	64,281	—	78,352
Other miscellaneous, net	(720)	506	(1,486)	(1,131)
Other (income) expense, net	$(2,866)	$50,091	$402	$62,589
Foreign currency loss (gain), net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities. In addition, the Company incurred $64.3 million and $78.4 million during the three and nine months ended September 30, 2015, respectively, related to unused commitment fees primarily associated with financing for the Par acquisition.
NOTE 16. INCOME TAXES
During the three months ended September 30, 2016, the Company recognized income tax expense of $46.2 million on $145.3 million of loss from continuing operations before income tax, compared to $160.9 million of tax benefit on $964.6 million of loss from continuing operations before income tax during the comparable 2015 period. During the third quarter of 2016, the Company completed a legal entity restructuring. The restructuring resulted in the Company recording a deferred charge of $395.1 million in accordance with applicable accounting guidance. Within the third quarter, the Company recorded net discrete tax expense of $42.6 million primarily related to the amortization of the aforementioned deferred charge, which was partially offset by a favorable return to provision adjustment resulting from filing U.S. federal income tax returns. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from losses from continued operations.
During the nine months ended September 30, 2016, the Company recognized an income tax benefit of $627.8 million on $518.3 million of loss from continuing operations before income tax, compared to $340.5 million of tax benefit on $1,084.6 million of loss from continuing operations before income tax during the comparable 2015 period. During the nine months ended September 30, 2016, the Company completed a legal entity restructuring as part of its continuing integration of our business. This resulted in the realization of a $635.0 million tax benefit arising from an outside basis difference, which was partly offset by a valuation allowance on its U.S. deferred tax assets. The tax benefit for the comparable 2015 period was primarily related to losses from continued operations combined with benefits resulting from the expected realization of deferred tax assets for certain components of our AMS business.

NOTE 17. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(191,496)	$(803,706)	$109,553	$(744,108)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	—	(46)	16	(153)
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	$(191,496)	$(803,660)	$109,537	$(743,955)
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(27,423)	(246,782)	(118,747)	(632,624)
Net loss attributable to Endo International plc ordinary shareholders	$(218,919)	$(1,050,442)	$(9,210)	$(1,376,579)
Denominator:
For basic per share data—weighted average shares	222,767	209,274	222,579	188,085
Dilutive effect of ordinary share equivalents	—	—	480	—
Dilutive effect of various convertible notes and warrants	—	—	1	—
For diluted per share data—weighted average shares	222,767	209,274	223,060	188,085
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
For the three months ended September 30, 2016, all stock options and stock awards were excluded from the diluted share calculation because their effect would have been anti-dilutive, as the Company was in a loss position. For the nine months ended September 30, 2016, stock options and stock awards of 5.0 million were excluded from the diluted share calculation because their effect would have been anti-dilutive. All stock options and stock awards were excluded from the diluted share calculation for the three and nine months ended September 30, 2015 because their effect would have been anti-dilutive, as the Company was in a loss position.
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of mergers, acquisitions and other business development activity, (2) the timing of new product launches, (3) purchasing patterns of our customers, (4) market acceptance of our products, (5) the impact of competitive products and products we recently acquired, (6) pricing of our products and (7) litigation-related charges. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges, restructuring charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.

Consolidated Results Review
Total Revenues. Total revenues for the three and nine months ended September 30, 2016 increased 19% to $884.3 million and 26% to $2,768.8 million, respectively, from the comparable 2015 periods. This revenue increase was primarily attributable to revenues related to our September 2015 acquisition of Par. The increases were partially offset by decreased revenues for certain products in our U.S. Branded Pharmaceuticals segment, driven mainly by decreased Voltaren® Gel, Lidoderm®, OPANA® ER and Frova® revenues related to generic competition and decreased revenues from our legacy U.S. Generic Pharmaceuticals segment, driven by a decrease as a result of competitive pressure on commoditized generic products.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$557,472	63	$442,459	59	$1,878,395	68	$1,265,583	58
Selling, general and administrative	186,735	21	163,221	22	558,160	20	529,290	24
Research and development	44,885	5	21,327	3	137,166	5	58,208	3
Litigation-related and other contingencies, net	18,256	2	—	—	28,715	1	19,875	1
Asset impairment charges	93,504	11	923,607	124	263,080	10	1,000,850	46
Acquisition-related and integration items	19,476	2	(27,688)	(4)	80,201	3	51,177	2
Total costs and expenses*	$920,328	104	$1,522,926	204	$2,945,717	106	$2,924,983	133
__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and nine months ended September 30, 2016 increased 26% to $557.5 million and 48% to $1,878.4 million, respectively, from the comparable 2015 periods. These increases were primarily attributable to increased costs related to our acquisition of Par and charges to increase excess inventory reserves of approximately $66 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products and the planned discontinuance of several products as part of the 2016 U.S. Generic Pharmaceuticals restructuring initiative announced in May 2016. Gross margins for the three months ended September 30, 2016 decreased to 37% from 41% in the comparable 2015 period and gross margins for the nine months ended September 30, 2016 decreased to 32% from 42% in the comparable 2015 period. These decreases were primarily attributable to the mix of revenue being more heavily weighted toward lower margin generic pharmaceutical product sales as compared to the higher margin branded products, increased intangible asset amortization of $90.0 million and $302.3 million for the three and nine months ended September 30, 2016, respectively, and the charges to increase excess inventory reserves mentioned above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2016 increased 14% to $186.7 million and 5% to $558.2 million, respectively, from the comparable 2015 periods. These increases were primarily a result of incremental employee, facility and other selling, general and administrative expenses related to the acquisition of Par. The increase during the nine months ended September 30, 2016 was partially offset by a charge during the first quarter of 2015 related to the acceleration of Auxilium employee equity awards at closing of $37.6 million, restructuring charges during the first quarter of 2015 of $26.0 million related to the Auxilium acquisition, and restructuring charges during the third quarter of 2015 of $18.5 million related to the Par acquisition.
Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2016 increased 110% to $44.9 million and 136% to $137.2 million, respectively, from the comparable 2015 periods. The increases were primarily attributable to the acquisition of Par.
Litigation-related and other contingencies, net. Charges for Litigation-related and other contingencies, net for the three and nine months ended September 30, 2016 totaled $18.3 million and $28.7 million, respectively, compared to zero and $19.9 million for the three and nine months ended September 30, 2015, respectively. The Company’s legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of Part I, Item 1.

Asset impairment charges. Asset impairment charges for the three and nine months ended September 30, 2016 totaled $93.5 million and $263.1 million, respectively, compared to $923.6 million and $1,000.9 million for the three and nine months ended September 30, 2015, respectively. The pre-tax, non-cash impairment charges of $93.5 million during the third quarter of 2016 were primarily related to a charge of $72.8 million in our U.S. Branded Pharmaceuticals segment relating to our Sumavel® DosePro® product, which resulted from unfavorable formulary changes and a downturn in its performance, and a $16.2 million charge on a definite-lived intangible asset in our International Pharmaceuticals segment relating to a third quarter 2016 decision not to pursue commercialization of a product in certain international markets. The impairment charges of $40.0 million during the three months ended June 30, 2016 resulted from certain market conditions impacting the commercial potential of certain intangible assets in our U.S. Generic Pharmaceuticals segment. These charges are in addition to the $129.6 million impairment charges on certain intangible assets recorded during the three months ended March 31, 2016, including charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects.
The pre-tax, non-cash impairment charges of $923.6 million and $1,000.9 million recorded during the three and nine months ended September 30, 2015, respectively, were primarily related to a third quarter 2015 provisional impairment charge of $680.0 million, representing the difference between the estimated implied fair value of the former UEO reporting unit’s goodwill and its respective net book value. In addition to the goodwill impairment charge, during the third quarter of 2015 the Company also recorded charges of approximately $242.9 million on certain intangible assets primarily from our U.S. Branded Pharmaceuticals and U.S. Generic Pharmaceuticals segments, second quarter 2015 asset impairment charges of $70.2 million on certain intangible assets of our U.S. Generic Pharmaceuticals segment and a first quarter 2015 impairment charge of $7.0 million on certain leasehold improvements associated with Auxilium’s former headquarters.
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
Acquisition-related and integration items. Acquisition-related and integration items for the three and nine months ended September 30, 2016 increased 170% to $19.5 million and 57% to $80.2 million, respectively, from the comparable 2015 periods. The increases during the three and nine months ended September 30, 2016 were primarily driven by $11.6 million and $24.8 million of expense, respectively, compared to a benefit of $80.3 million and $83.6 million for the three and nine months ended September 30, 2015, respectively, resulting from changes in the fair value of contingent consideration. The adjustments to contingent consideration were due to changes in market conditions impacting the commercial potential of the underlying products. These increases were partially offset by decreases of $44.7 million and $79.4 million for the three and nine months ended September 30, 2016, respectively, of acquisition-related and integration costs associated with our Auxilium and Par acquisitions, which closed in 2015.
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$113,088	$98,701	$343,655	$253,530
Interest income	(904)	(2,255)	(2,759)	(3,334)
Interest expense, net	$112,184	$96,446	$340,896	$250,196
Interest expense for the three and nine months ended September 30, 2016 increased 15% to $113.1 million and increased 36% to $343.7 million, respectively, from the comparable 2015 periods. These increases were primarily attributable to an increase in our average total indebtedness to $8.3 billion during the three months ended September 30, 2016 from $7.2 billion in the comparable 2015 period and to $8.4 billion during the nine months ended September 30, 2016 from $6.1 billion in the comparable 2015 period. Our period-over-period average total indebtedness has increased due primarily to the financing of the Par acquisition.
Loss on extinguishment of debt. Loss on extinguishment of debt was zero for the three and nine months ended September 30, 2016 compared to $40.9 million and $41.9 million for the three and nine months ended September 30, 2015, respectively. The 2015 charges were primarily related to the early redemption of the Company’s former 7.00% Senior Notes due 2019 during the third quarter of 2015.

Other (income) expense, net. The components of Other (income) expense, net for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency loss (gain), net	$(123)	$(4,095)	$2,427	$(24,651)
Equity (earnings) loss from unconsolidated subsidiaries, net	(2,023)	1,899	(539)	3,650
Other than temporary impairment of equity investment	—	—	—	18,869
Legal settlement	—	(12,500)	—	(12,500)
Costs associated with unused financing commitments	—	64,281	—	78,352
Other miscellaneous, net	(720)	506	(1,486)	(1,131)
Other (income) expense, net	$(2,866)	$50,091	$402	$62,589
Foreign currency loss (gain), net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The Company incurred $64.3 million and $78.4 million during the three and nine months ended September 30, 2015, respectively, related to unused commitment fees primarily associated with financing for the Par acquisition. In addition, during the nine months ended September 30, 2015, the Company recognized an other than temporary impairment of our Litha joint venture investment totaling $18.9 million, reflecting the excess carrying value of this investment over its estimated fair value.
Income tax expense (benefit). During the three months ended September 30, 2016, the Company recognized income tax expense of $46.2 million on $145.3 million of loss from continuing operations before income tax, compared to $160.9 million of tax benefit on $964.6 million of loss from continuing operations before income tax during the comparable 2015 period. During the third quarter of 2016, the Company completed a legal entity restructuring. The restructuring resulted in the Company recording a deferred charge of $395.1 million in accordance with applicable accounting guidance. Within the third quarter, the Company recorded net discrete tax expense of $42.6 million primarily related to the amortization of the aforementioned deferred charge, which was partially offset by a favorable return to provision adjustment resulting from filing U.S. federal income tax returns. The tax benefit for the comparable 2015 period was primarily related to benefits resulting from losses from continued operations.
During the nine months ended September 30, 2016, the Company recognized an income tax benefit of $627.8 million on $518.3 million of loss from continuing operations before income tax, compared to $340.5 million of tax benefit on $1,084.6 million of loss from continuing operations before income tax during the comparable 2015 period. During the nine months ended September 30, 2016, the Company completed a legal entity restructuring as part of its continuing integration of our business. This resulted in the realization of a $635.0 million tax benefit arising from an outside basis difference, which was partly offset by a valuation allowance on its U.S. deferred tax assets. The tax benefit for the comparable 2015 period was primarily related to losses from continued operations combined with benefits resulting from the expected realization of deferred tax assets for certain components of our AMS business.
Under U.S. GAAP, the effective tax rate for the nine months ended September 30, 2016 was primarily determined based on our year-to-date results. The full-year effective tax rate may be significantly different to the extent we experience a change in the jurisdictional mix of earnings during the fourth quarter.
Discontinued operations, net of tax. As a result of our decision to sell our AMS business and wind down our Astora business, which comprises the entirety of our former Devices segment, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $27.4 million and $118.7 million of loss, net of tax, during the three and nine months ended September 30, 2016, respectively, compared to $246.8 million and $632.6 million of loss, net of tax, in the comparable 2015 periods.
The change in Discontinued operations, net of tax, during the three months ended September 30, 2016 compared to the same period in 2015 was mainly due to a reduction of income tax expense of $228.0 million derived from the valuation allowance recorded on our U.S. deferred tax assets that resulted in no tax benefit on pre-tax losses for the three months ended September 30, 2016. This reduction was partially offset by an increase in charges relating to mesh litigation of $17.7 million during the three months ended September 30, 2016 and a gain on the sale of the Men’s Health and Prostate Health components of approximately $13.6 million recognized during the third quarter of 2015.
The change during the nine months ended September 30, 2016 compared to the same period in 2015 was mainly due to a decrease in charges relating to mesh litigation of $253.6 million, a decrease in asset impairment charges of $203.6 million and a reduction of income tax expense of $126.3 million derived from tax expense recorded as part of the divestiture of the Men’s Health and Prostate Health businesses in the third quarter of 2015, offset partially by a full valuation allowance recorded on the Company’s U.S. net deferred tax assets in 2016, a decrease in income from operations resulting from the sale of the Men’s Health and Prostate Health components in the third quarter of 2015 and a gain on the sale of the Men’s Health and Prostate Health components noted above of approximately $13.6 million during the third quarter of 2015.

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
There are limitations to using financial measures such as adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, adjusted income (loss) from continuing operations before income tax is not intended to represent cash flow from operations as defined by U.S. GAAP and should not be used as alternatives to net income as indicators of operating performance or to cash flows as measures of liquidity. The Company compensates for these limitations by providing reconciliations of our segment adjusted income from continuing operations before income tax to our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP and included in our Condensed Consolidated Statements of Operations.

Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues to external customers:
U.S. Branded Pharmaceuticals	$279,843	$304,778	$876,998	$905,198
U.S. Generic Pharmaceuticals	533,691	367,933	1,682,439	1,063,221
International Pharmaceuticals (1)	70,801	73,016	209,324	226,602
Total net revenues to external customers	$884,335	$745,727	$2,768,761	$2,195,021
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Mexico and South Africa.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pain Management:
Lidoderm®	$19,704	$29,689	$66,455	$85,035
OPANA® ER	36,834	42,206	120,058	132,162
Percocet®	33,881	31,898	103,182	100,641
Voltaren® Gel	18,993	48,515	82,030	144,992
	$109,412	$152,308	$371,725	$462,830
Specialty Pharmaceuticals:
Supprelin® LA	$19,392	$19,095	$57,855	$53,173
XIAFLEX®	47,695	40,000	134,159	107,918
	$67,087	$59,095	$192,014	$161,091
Branded Other Revenues (1)	103,344	93,375	313,259	281,277
Total U.S. Branded Pharmaceuticals (2)	$279,843	$304,778	$876,998	$905,198
__________

(1)
Products included within Branded Other Revenues in the table above include, but are not limited to, TESTOPEL®, Testim®, Fortesta® Gel, including authorized generic, BELBUCATM, Sumavel® DosePro® and Nascobal® Nasal Spray.

(2)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25.0 million during the three months ended September 30, 2016 or September 30, 2015.

Pain Management
Net sales of Lidoderm® for the three and nine months ended September 30, 2016 decreased 34% to $19.7 million and decreased 22% to $66.5 million from the comparable 2015 periods. These decreases were attributable to volume decreases partially offset by an increase in price. In September 2013 Actavis (now Teva) launched a generic form of Lidoderm®, in May 2014 the Company’s U.S. Generic Pharmaceuticals launched its authorized generic of Lidoderm® and in August 2015 Mylan launched a generic form of Lidoderm®. To the extent additional competitors are able to launch generic versions of Lidoderm®, our revenues could decline further.
Net sales of OPANA® ER for the three and nine months ended September 30, 2016 decreased 13% to $36.8 million and decreased 9% to $120.1 million from the comparable 2015 periods. Net sales continue to be impacted by competing generic versions of the non-crush resistant formulation of OPANA® ER, which launched beginning in early 2013. To the extent additional competitors are able to launch generic versions of the non-crush resistant formulation OPANA® ER, our revenues could decline further. However, in April 2016, the U.S. District Court affirmed a ruling upholding two of the Company’s patents covering OPANA® ER. In addition, in April 2016, the U.S. District Court issued an order upholding its August 2015 ruling in the Company’s favor and confirming the prior injunction against the manufacture or sale of the generic version of non-crush resistant OPANA® ER currently offered by Actavis and the additional approved but not yet marketed generic version of the product developed by Roxane. As a result, the generic product sold by Actavis was removed from the market and other generic versions of the product will not be launched in the near term by other generic companies.

Net sales of Percocet® for the three and nine months ended September 30, 2016 increased 6% to $33.9 million and increased 3% to $103.2 million from the comparable 2015 periods. These increases were attributable to price increases, partially offset by volume decreases.
Net sales of Voltaren® Gel for the three and nine months ended September 30, 2016 decreased 61% to $19.0 million and decreased 43% to $82.0 million from the comparable 2015 periods. These decreases were primarily attributable to the March 2016 launch of Amneal Pharmaceuticals LLC’s generic equivalent of Voltaren® Gel and our launch of the authorized generic of Voltaren® Gel in July 2016. Subject to FDA approval, it is possible one or more additional competing generic products could potentially enter the market, which could negatively impact future sales of Voltaren® Gel.
Specialty Pharmaceuticals
Net sales of Supprelin® LA for the three and nine months ended September 30, 2016 increased 2% to $19.4 million and increased 9% to $57.9 million from the comparable 2015 periods. These revenue increases were primarily attributable to volume and price increases.
Net sales of XIAFLEX® for the three and nine months ended September 30, 2016 increased 19% to $47.7 million and increased 24% to $134.2 million from the comparable 2015 periods. These revenue increases were primarily attributable to volume increases in addition to a full period of Auxilium revenues for the nine months ended September 30, 2016.
Branded Other
Net sales of Branded Other products for the three and nine months ended September 30, 2016 increased 11% to $103.3 million and increased 11% to $313.3 million from the comparable 2015 periods. The increase during the three months ended September 30, 2016 was primarily driven by the acquisition of Par branded products, which we acquired on September 25, 2015, partially offset by decreased Frova® revenues related to generic competition. The increase during the nine months ended September 30, 2016 was primarily attributable to the acquisitions of Auxilium, which we acquired on January 29, 2015, and Par, partially offset by decreased Frova® revenues related to generic competition.
U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Generic Pharmaceuticals
U.S. Generics Base (1)	$263,431	$252,881	$941,955	$711,392
Sterile Injectables	136,966	7,081	386,900	7,081
New Launches and Alternative Dosages (2)	133,294	107,971	353,584	344,748
Total U.S. Generic Pharmaceuticals	$533,691	$367,933	$1,682,439	$1,063,221
__________

(1)	U.S. Generics Base includes solid oral-extended release, solid oral-immediate release and pain/controlled substances products.

(2)
New Launches and Alternative Dosages includes liquids, semi-solids, patches, powders, ophthalmics, sprays and new product launches. Products are included in New Launches during the calendar year of launch and the subsequent calendar year such that the period of time any product will be considered a New Launch will range from thirteen to twenty-four months. New Launches contributed $50.3 million and $111.4 million of revenues to the three and nine months ended September 30, 2016, respectively, and $19.9 million and $31.2 million of revenues to the three and nine months ended September 30, 2015, respectively. The table below presents the most significant revenue producing New Launch Products from the respective most recent two calendar launches years:

Year of	Three Months Ended September 30,		Nine Months Ended September 30,
Launch	2016	2015	2016	2015
2015	- Dutas/Tams Caps - Pramipexole DHCI - Propranolol - Ethacrynate Sodium - Testosterone Gel Sachets	- Propranolol - Pramipexole DHCI - Megace ES AG - Ethacrynate Sodium - Tolcapone Tabs	- Ethacrynate Sodium - Dutas/Tams Caps - Propranolol - Pramipexole DHCI - Testosterone Gel Sachets	- Pramipexole DHCI - Propranolol - Tolcapone Tabs - Megace ES AG - Ethacrynate Sodium
2016	- Diclofenac Gel - Omeprazole OS - Levothyroxine - Frova AG - Darifenacin HBr ER Tabs	N/A - No impact on 2015	- Diclofenac Gel - Darifenacin HBr ER Tabs - Frova AG - Omeprazole OS - Levothyroxine	N/A - No impact on 2015

Net sales of U.S. Generics Base for the three and nine months ended September 30, 2016 increased 4% to $263.4 million and increased 32% to $942.0 million from the comparable 2015 periods. These increases were attributable to approximately $119.0 million and $478.3 million in revenue during the three and nine months ended September 30, 2016, respectively, as a result of the acquisition of Par, partially offset by a decrease as a result of competitive pressure on commoditized generic products.
Net sales of Sterile Injectables for the three and nine months ended September 30, 2016 increased to $137.0 million and $386.9 million from the comparable 2015 periods. These increases were attributable to the acquisition of Par. Sterile Injectables include net sales of Vasostrict®, the first and only vasopressin injection with a New Drug Application (NDA) approved by the FDA, which were $91.8 million and $248.9 million for the three and nine months ended September 30, 2016, respectively. In June 2016, the U.S. Patent and Trademark Office issued Endo a new Vasostrict® patent, which has an expiration date of January 30, 2035. Any ANDA applicant seeking FDA approval for a generic version of Vasostrict® prior to expiration of the patent has to notify Par of its ANDA filing before it can obtain FDA approval. Any ANDA filer whose application was not received prior to submission of the new patent information would be subject to a 30-month stay of marketing approval by the FDA upon the initiation of Hatch-Waxman litigation by Par against the ANDA filer.
Net sales of New Launches and Alternative Dosages for the three and nine months ended September 30, 2016 increased 23% to $133.3 million and increased 3% to $353.6 million from the comparable 2015 periods. These increases were primarily attributable to launch products from the Par acquisition, partially offset by increased competitive pressure on patches, ophthalmics and other alternative doses. Material products to be launched in fourth quarter 2016 include Ezetimibe tablets (generic version of Zetia®), which is a first-to-file product with an associated brand value of approximately $2.6 billion, and Quetiapine ER tablets (generic version of Seroquel® XR), which is a first-to-file product with an associated brand value of approximately $1.3 billion.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and nine months ended September 30, 2016 decreased 3% to $70.8 million and decreased 8% to $209.3 million from the comparable 2015 periods. These decreases were primarily attributable to decreases in Litha revenues as a result of its divestiture of non-core assets during the first quarter of 2016 in addition to unfavorable fluctuations in foreign currency rates, partially offset by increased revenues from Litha’s acquisition of Aspen Holdings in the fourth quarter of 2015.
Adjusted income (loss) from continuing operations before income tax. The following table displays our adjusted income (loss) from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted income (loss) from continuing operations before income tax:
U.S. Branded Pharmaceuticals	$131,615	$156,897	$422,816	$484,758
U.S. Generic Pharmaceuticals	$228,717	$177,961	$655,453	$507,507
International Pharmaceuticals	$22,077	$18,961	$64,446	$54,729
Corporate unallocated	$(159,123)	$(137,180)	$(473,933)	$(363,298)
During the quarter ended December 31, 2015, we realigned certain costs amongst our International Pharmaceuticals segment, U.S. Branded Pharmaceuticals segment and Corporate unallocated costs based on how our chief operating decision maker reviews segment performance. As a result of this realignment, certain expenses included in our consolidated adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2015 have been reclassified among our various segments to conform to current period presentation. The net impact of these reclassification adjustments increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $0.6 million and $7.5 million, respectively, with an offsetting $8.1 million decrease to International Pharmaceuticals segment costs for the three months ended September 30, 2015 and increased U.S. Branded Pharmaceuticals segment and Corporate unallocated costs by $1.7 million and $21.0 million respectively, with an offsetting $22.7 million decrease to International Pharmaceuticals segment costs for the nine months ended September 30, 2015. The realignment of these expenses did not impact periods prior to 2015.
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2016 decreased 16% to $131.6 million and decreased 13% to $422.8 million from the comparable 2015 periods. These decreases are primarily attributable to decreased Voltaren® Gel, Lidoderm®, OPANA® ER and Frova® revenues related to generic competition.

U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2016 increased 29% to $228.7 million and increased 29% to $655.5 million from the comparable 2015 periods. In 2016, revenues and gross margins increased primarily due to the Par acquisition on September 25, 2015. These increases were partially offset by a decrease resulting from competitive pressure on commoditized generic products and charges to increase excess inventory reserves of approximately $42 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2016 increased 16% to $22.1 million and increased 18% to $64.4 million from the comparable 2015 periods. These increases were primarily attributable to an increase in gross margin resulting from the divestiture of certain lower margin products in the first quarter of 2016, increased revenues from Litha’s acquisition of Aspen Holdings and decreased operating expenses, partially offset by unfavorable fluctuations in foreign currency rates.
Corporate unallocated. Corporate unallocated adjusted loss from continuing operations before income tax for the three and nine months ended September 30, 2016 increased 16% to $159.1 million and increased 30% to $473.9 million from the comparable 2015 periods. These increases were primarily attributable to the previously discussed increase in interest expense.
Reconciliation to GAAP. The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total consolidated loss from continuing operations before income tax	$(145,311)	$(964,645)	$(518,254)	$(1,084,636)
Corporate unallocated costs (1)	159,123	137,180	473,933	363,298
Amortization of intangible assets	211,548	121,503	636,061	333,759
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	14,208	42,919	111,787	131,783
Upfront and milestone payments to partners	1,770	9,261	5,875	14,063
Separation benefits and other cost reduction initiatives (2)	9,782	22,669	70,412	70,256
Impact of Voltaren® Gel generic competition	—	—	(7,750)	—
Acceleration of Auxilium employee equity awards at closing	—	—	—	37,603
Certain litigation-related charges, net (3)	18,256	—	28,715	19,875
Asset impairment charges (4)	93,504	923,607	263,080	1,000,850
Acquisition-related and integration items (5)	19,476	(27,688)	80,201	51,177
Loss on extinguishment of debt	—	40,909	—	41,889
Costs associated with unused financing commitments	—	64,281	—	78,352
Other than temporary impairment of equity investment	—	—	—	18,869
Foreign currency impact related to the remeasurement of intercompany debt instruments	(114)	(5,693)	1,558	(23,991)
Other, net	167	(10,484)	(2,903)	(6,153)
Total segment adjusted income from continuing operations before income tax	$382,409	$353,819	$1,142,715	$1,046,994
__________

(1)	Corporate unallocated costs include interest expense, net, certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Separation benefits and other cost reduction initiatives include decreases of excess inventory reserves of $(9.0) million and increases of excess inventory reserves of $24.3 million during the three and nine months ended September 30, 2016, respectively, primarily related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative. The adjustment for the three months ended September 30, 2016 resulted from the sell-through of certain inventory previously reserved. In addition, employee separation costs of $14.8 million and $30.0 million and other restructuring costs of $3.9 million and $16.1 million were recorded for the three and nine months ended September 30, 2016, respectively. Amounts in the comparable 2015 periods include employee separation costs of $20.8 million and $58.1 million, respectively, and a $7.9 million charge recorded during the nine months ended September 30, 2015, upon the cease use date of Auxilium’s former corporate headquarters, representing the liability for our remaining obligations under the respective lease agreement, net of estimated sublease income. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies.

(4)
Asset impairment charges primarily relate to charges to write down intangible assets as further described in Note 9. Goodwill and Other Intangibles and goodwill impairment charges recorded during the third quarter of 2015.

(5)
Acquisition-related and integration items include costs directly associated with previous acquisitions of $7.9 million and $55.4 million for the three and nine months ended September 30, 2016, respectively, compared to $52.6 million and $134.8 million for the comparable 2015 periods. In addition, during the three and nine months ended September 30, 2016, there is a charge for changes in fair value of contingent consideration of $11.6 million and $24.8 million, respectively. During the three and nine months ended September 30, 2015, acquisition-related and integration costs are net of a benefit due to changes in the fair value of contingent consideration of $80.3 million and $83.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are for working capital for operations, licenses, milestone payments, capital expenditures, debt service payments and acquisitions. The Company’s working capital was $(414.9) million at September 30, 2016 compared to $(21.8) million at December 31, 2015. Working capital at September 30, 2016 includes restricted cash and cash equivalents of $268.9 million held in Qualified Settlement Funds for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. Working capital at December 31, 2015 included restricted cash and cash equivalents of $579.0 million held in Qualified Settlement Funds for mesh product liability settlement agreements.
We have historically had broad access to financial markets that provide liquidity. Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $561.6 million at September 30, 2016 compared to $272.3 million at December 31, 2015.
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
At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows. We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of our acquisition efforts we are likely to experience significant charges to earnings for merger and related expenses (whether or not the acquisitions are consummated) that may include transaction costs, closure costs or costs of restructuring activities.
Borrowings. At September 30, 2016, the Company’s indebtedness includes a credit agreement with combined outstanding principal borrowings of $3,741.5 million and additional availability of approximately $997.4 million under the revolving credit facilities.
The credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of September 30, 2016, we were in compliance with all such covenants.
At September 30, 2016, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $4.7 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are issued or guaranteed on a senior unsecured basis, as applicable, by all of our significant subsidiaries (other than Astora Women's Health Technologies, Grupo Farmacéutico Somar, S.A. de C.V., and Litha Healthcare Group Limited) and certain of our other subsidiaries, except for the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes.

The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior unsecured indentures. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of September 30, 2016, we were in compliance with all covenants.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B1 with a negative outlook and B+ with a negative outlook, respectively.
Working capital. The components of our working capital and our liquidity at September 30, 2016 and December 31, 2015 are below (dollars in thousands):

	September 30, 2016	December 31, 2015
Total current assets	$2,247,436	$3,452,537
Less: total current liabilities	(2,662,302)	(3,474,312)
Working capital	$(414,866)	$(21,775)
Current ratio	-0.8:1	-1.0:1
Working capital decreased by $393 million from December 31, 2015 to September 30, 2016. Since December 31, 2015, our current assets have decreased by $1,205 million. Changes in current assets impacting working capital were largely driven by a $345 million reduction in accounts receivable primarily as a result of less revenues in the third quarter of 2016 compared to the fourth quarter of 2015; a $128 million decrease in inventories resulting from continued amortization of inventory step-up related to our recent business acquisitions and excess inventory reserves recorded during the nine months ended September 30, 2016; and a $311 million net differential between cash distributions made from the Qualified Settlement Funds to mesh-related product liability claimants and cash distributions into the Qualified Settlement Funds. The remaining changes in current assets did not have a significant impact on working capital. Since December 31, 2015, our current liabilities have decreased by $812 million. Changes in current liabilities impacting working capital were driven largely by a decrease in accrued liabilities of approximately $217 million, primarily associated with decreased sales deductions as a result of less gross revenues in the third quarter of 2016 compared to the fourth quarter of 2015. The remaining changes in current liabilities did not have a significant impact on working capital.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$443,377	$(177,432)
Investing activities	178,866	(5,960,496)
Financing activities	(334,511)	6,570,546
Effect of foreign exchange rate	1,497	(5,260)
Net increase in cash and cash equivalents	$289,229	$427,358
Net cash provided by (used in) operating activities. Net cash provided by operating activities was $443.4 million for the nine months ended September 30, 2016 compared to $177.4 million used in operating activities in the comparable 2015 period.
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
The $620.8 million fluctuation in Net cash provided by (used in) operating activities for the nine months ended September 30, 2016 compared to the comparable 2015 period was primarily the result of a $707.3 million federal income tax refund received during the second quarter of 2016, offset partially by the timing of cash collections and cash payments related to our operations.

The following table summarizes certain of our significant pre-tax cash outlays and cash receipts impacting Net cash provided by (used in) operating activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Payments for mesh-related product liability and other litigation matters	$931,496	$525,875
Redemption fees paid in connection with debt retirements	—	17,496
Unused commitment fees	—	78,352
Separation and restructuring payments	73,962	59,292
Transaction costs and certain integration charges paid in connection with acquisitions	54,262	151,687
U.S. Federal tax refunds received	(712,303)	(70,300)
Total	$347,417	$762,402
Net cash provided by (used in) investing activities. Net cash provided by investing activities was $178.9 million for the nine months ended September 30, 2016 compared to $5,960.5 million used in investing activities in the comparable 2015 period.
This $6,139.4 million fluctuation in cash provided by investing activities for the nine months ended September 30, 2016 compared to the comparable 2015 period relates primarily to the cash used for acquisitions in 2015 of $7,514.4 million. In addition, $898.3 million of cash was released from the Qualified Settlement Funds (QSFs) for mesh settlements during the nine months ended September 30, 2016, which was $388.7 million more than cash released from the QSFs during the prior year. These net increases were partially offset by a decrease of $1,584.7 million in proceeds from sale of business, primarily relating to the sale of the Men’s Health and Prostate Health components of the AMS business during the third quarter of 2015, and $587.8 million paid into QSFs for mesh settlements during the nine months ended September 30, 2016, which was $61.0 million more than cash paid into the QSFs during the prior year. Additionally, during the nine months ended September 30, 2015, $40 million of cash was released from the escrow account associated with the acquisition of the remaining outstanding share capital of Litha. Cash payments into QSFs and escrow accounts result in a cash outflow for investing activities. Cash releases from QSFs and escrow accounts result in a cash inflow for investing activities and a corresponding outflow for cash provided by (used in) operating activities. Payments related to our QSFs are further described in Note 12. Commitments and Contingencies of Part I, Item 1.
Net cash (used in) provided by financing activities. Net cash used in financing activities was $334.5 million for the nine months ended September 30, 2016 compared to $6,570.5 million provided by financing activities in the comparable 2015 period.
Items contributing to the $6,905.1 million fluctuation in cash used in financing activities for the nine months ended September 30, 2016 compared to the comparable 2015 period include a decrease in proceeds from the issuance of notes of $2,835.0 million, a decrease in proceeds from the issuance of term loans of $2,800.0 million, a decrease in issuance of ordinary shares of $2,300.0 million, and a decrease in proceeds from draw of revolving debt of $300.0 million, partially offset by a decrease in principal payments on notes of $499.9 million, a decrease in principal payments on term loans of $383.6 million, a decrease in the repurchase of convertible notes of $247.8 million, a decrease in payments for deferred financing fees of $113.9 million, and a decrease in repayments of revolving debt of $75.0 million.
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
Contractual Obligations. As of September 30, 2016, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
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

As further described in Note 9. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we initiated an interim goodwill impairment analysis of our U.S. Branded and U.S. Generics reporting units during the second quarter of 2016 as a result of the significant decline in our stock price. The fair values of our reporting units are dependent upon our estimates of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate, and our market capital structure. Therefore, changes in these assumptions may affect our fair value estimate and the result of the impairment test.
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
Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company as of that point in time. These estimates are subject to many assumptions, such as the economic environment in which our segments operate, demand for our products and competitor actions. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair value of our reporting units, and could result in the fair value of a reporting unit being less than its carrying value in the first step of the impairment test. Our analysis indicated the fair values of the U.S. Branded and U.S. Generics reporting units exceeded their respective carrying values; therefore, an impairment charge was not required for the three months ended June 30, 2016. An increase of 50 basis points to our assumed discount rates used in testing any of these reporting units would not have changed the results of our analysis. In addition, a 10% reduction of annual cash flows used in testing any of these reporting units would not have changed the results of our analysis.
During 2016, we have experienced a reduction in pricing expectations leading to higher erosion in comparison to historical patterns in our U.S. Generic Pharmaceuticals business. These items are primarily due to industry and competitive pressures in the sector. Should this trend continue, and the impact be greater than our current expectations, we could experience further deterioration in our U.S. Generic Pharmaceuticals business or be unable to achieve anticipated pricing levels, particularly with respect to our 505(b)(2) products.
In addition, during the third quarter, we have initiated a comprehensive portfolio review. As part of the review, a corporate strategic plan will be formed to maximize the value of our product portfolios by streamlining our operating model and refining our approach to resource allocation. We anticipate completing the portfolio review in the fourth quarter of 2016.
Changes to assumptions used to determine fair value, including, but not limited to, projections of future cash flows and our weighted average cost of capital, or significant declines in our stock price could result in non-cash impairment charges to goodwill or other long-lived assets, which could be material. As of September 30, 2016, our combined goodwill and intangible assets balance is approximately $14.4 billion.
RECENT ACCOUNTING PRONOUNCEMENTS
For discussion of recent accounting pronouncements, refer to Note 2. Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with the term loan portion and revolving credit facilities portion of our credit agreement. To the extent we utilize amounts under our term loans and revolving credit facilities, we would be exposed to additional interest rate risk. At September 30, 2016, our term loans include principal amount of floating-rate debt of $3.7 billion. Borrowings under our Term Loan A facility bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate (LIBOR), while borrowings under our Term Loan B facility bear interest at a rate equal to an applicable margin plus LIBOR, subject to a LIBOR floor of 0.75%. A hypothetical 1% increase in LIBOR over the 0.75% floor would result in $37.4 million of incremental annual interest expense.
As of September 30, 2016 and December 31, 2015, we had no other assets or liabilities with significant interest rate sensitivity.

Investment Risk
At September 30, 2016 and December 31, 2015, we had immaterial investments in available-for-sale securities, primarily associated with equity securities of publicly traded companies. Any decline in value below our original investments will be evaluated to determine if the decline in value is considered temporary or other-than-temporary. An other-than-temporary decline in fair value would be included as a charge to earnings.
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
Fluctuations in foreign currency rates resulted in a net gain of $0.1 million and a net loss of $2.4 million for the three and nine months ended September 30, 2016, respectively. This compares to a net gain of $4.1 million and a net gain of $24.7 million in the comparable 2015 periods.
Based on the Company’s significant foreign currency denominated intercompany loans existing at September 30, 2016, we estimate that a 10% appreciation or depreciation in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. Dollar, would result in approximately $4.0 million in incremental foreign currency gains or losses, respectively.
Inflation
We do not believe that inflation has had a significant impact on our revenues or operations.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
The Company acquired certain entities during the year ended December 31, 2015. Particularly as it relates to the Par acquisition, as permitted by the Securities and Exchange Commission, management elected to exclude this acquisition from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2015. The Company integrated the Par business into its internal control over financial reporting structure during the nine months ended September 30, 2016. As such, there have been changes during the nine months ended September 30, 2016 associated with the establishment and integration of internal control over financial reporting with respect to Par.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1 by reference.
Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016 (Annual Report) and the risk factors disclosed in Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016 (Quarterly Report) are incorporated into this document by reference. The risk factors set forth below are the risk factors containing changes from the risk factors previously disclosed in the Company’s Annual Report and the Quarterly Report. Except as set forth below, there have been no material changes to the risk factors disclosed therein.
The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.
Governmental authorities such as the FDA impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. In addition, before obtaining regulatory approvals for certain generic products, we must conduct limited clinical or other trials to show comparability to the branded products. A failure to obtain satisfactory results in required pre-marketing trials may prevent us from obtaining required regulatory approvals. The FDA may also require companies to conduct post-approval studies and post-approval surveillance regarding their drug products and to report adverse events.
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
Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new pharmaceutical products, or new indications or uses for approved or cleared products, are sometimes more stringent than those that were applied in the past.
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
The FDA’s exercise of its authority under the FFDCA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable requirements and costs. Post-marketing studies and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Furthermore, the discovery of significant safety or efficacy concerns or problems with a product in the same therapeutic class as one of our products that implicate or appear to implicate the entire class of products could have an adverse effect on sales of our product or, in some cases, result in product withdrawals. FDA has continuing authority over the approval of an NDA or ANDA and may withdraw approval if, among other reasons, post-marketing clinical or other experience, tests, or data show that a drug is unsafe for use under the conditions upon which it was approved, or if FDA determines that there is a lack of substantial evidence of the drug’s efficacy under the conditions described in its labeling. Furthermore, new data and information, including information about product misuse or abuse at the user level, may lead government agencies, professional societies, practice management groups or patient or trade organizations to recommend or publish guidance or guidelines related to the use of our products, which may lead to reduced sales of our products.

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
The FDA regulates and monitors the quality of drug and device clinical trials to provide human subject protection and to support marketing applications. The FDA may place a hold on a clinical trial and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. The FDA also regulates the facilities, processes, and procedures used to manufacture and market pharmaceutical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with the latest cGMP regulations, which are enforced by the FDA. Compliance with clinical trial requirements and cGMP regulations requires the dedication of substantial resources and requires significant expenditures. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.
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
Many of our core products contain controlled substances. The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. In addition, failure to comply with applicable legal requirements subjects the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown. Any such shutdown may adversely affect their ability to supply us with product and thus, our ability to market affected products. This could have a negative impact on our business, results of operation, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Foreign regulatory requirements vary, including with respect to the regulatory approval process, and failure to obtain regulatory approval or maintain compliance with requirements in foreign jurisdictions would prevent or impact the marketing of our products in those jurisdictions.
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
Outside of the U.S., regulatory agencies generally evaluate and monitor the safety, efficacy and quality of pharmaceutical products and devices and impose regulatory requirements applicable to manufacturing processes, stability testing, record keeping and quality standards, among others. These requirements vary across jurisdiction. In certain countries, including emerging and developing markets, the applicable health care and drug regulatory regimes are continuing to evolve and new requirements may be implemented. Ensuring and maintaining compliance with these evolving requirements is and will continue to be difficult, time-consuming and costly. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2016.
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

ENDO INTERNATIONAL PLC
(Registrant)

/s/ PAUL V. CAMPANELLI
Name:	Paul V. Campanelli
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ SUKETU P. UPADHYAY
Name:	Suketu P. Upadhyay
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2016

Exhibit Index

Exhibit No.	Title

10.1
Separation Agreement between Endo Health Solutions Inc. and Rajiv De Silva, dated as of September 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2016)

10.2
Executive Employment Agreement between Endo Health Solutions Inc. and Paul Campanelli, dated as of September 23, 2016 (Incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2016)

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

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements