Form 10-Q
period 2017-03-31
Endo International plc
filed 2017-05-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM                          TO
Commission File Number: 001-36326
____________________________________________________________________________________________
ENDO INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Ireland	68-0683755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

First Floor, Minerva House, Simmonscourt Road, Ballsbridge, Dublin 4, Ireland	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)
011-353-1-268-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of	May 2, 2017	:	223,112,543

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance, and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors,” and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$617,589	$517,250
Restricted cash and cash equivalents	278,245	282,074
Accounts receivable	689,602	992,153
Inventories, net	549,138	555,671
Prepaid expenses and other current assets	39,668	77,523
Income taxes receivable	45,619	47,803
Assets held for sale	112,860	116,985
Total current assets	$2,332,721	$2,589,459
MARKETABLE SECURITIES	1,723	2,267
PROPERTY, PLANT AND EQUIPMENT, NET	670,847	669,596
GOODWILL	4,650,327	4,729,395
OTHER INTANGIBLES, NET	5,487,865	5,859,297
DEFERRED INCOME TAXES	7,635	7,817
OTHER ASSETS	67,532	417,278
TOTAL ASSETS	$13,218,650	$14,275,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,219,278	$1,454,084
Current portion of legal settlement accrual	758,693	1,015,932
Current portion of long-term debt	25,612	131,125
Income taxes payable	18,432	9,266
Liabilities held for sale	37,149	24,338
Total current liabilities	$2,059,164	$2,634,745
DEFERRED INCOME TAXES	155,274	192,297
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,224,559	8,141,378
OTHER LIABILITIES	591,600	605,100
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both March 31, 2017 and December 31, 2016	43	42
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 223,103,675 and 222,954,175 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	8,761,568	8,743,240
Accumulated deficit	(6,234,934)	(5,688,281)
Accumulated other comprehensive loss	(338,646)	(353,434)
Total shareholders’ equity	$2,188,053	$2,701,589
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,218,650	$14,275,109
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
TOTAL REVENUES	$1,037,600	$963,539
COSTS AND EXPENSES:
Cost of revenues	668,962	688,705
Selling, general and administrative	177,240	178,355
Research and development	43,009	41,692
Litigation-related and other contingencies, net	936	5,200
Asset impairment charges	203,962	129,625
Acquisition-related and integration items	10,880	12,554
OPERATING LOSS FROM CONTINUING OPERATIONS	$(67,389)	$(92,592)
INTEREST EXPENSE, NET	111,999	116,793
OTHER INCOME, NET	(2,037)	(1,907)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(177,351)	$(207,478)
INCOME TAX BENEFIT	(11,928)	(118,715)
LOSS FROM CONTINUING OPERATIONS	$(165,423)	$(88,763)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(8,405)	(45,108)
CONSOLIDATED NET LOSS	$(173,828)	$(133,871)
Less: Net income (loss) attributable to noncontrolling interests	—	(2)
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(173,828)	$(133,869)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(0.74)	$(0.40)
Discontinued operations	(0.04)	(0.20)
Basic	$(0.78)	$(0.60)
NET LOSS PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(0.74)	$(0.40)
Discontinued operations	(0.04)	(0.20)
Diluted	$(0.78)	$(0.60)
WEIGHTED AVERAGE SHARES:
Basic	223,014	222,302
Diluted	223,014	222,302
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017		2016
CONSOLIDATED NET LOSS		$(173,828)		$(133,871)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized loss on securities:
Unrealized loss arising during the period	$(346)		$(860)
Less: reclassification adjustments for loss realized in net loss	—	(346)	—	(860)
Foreign currency translation gain:
Foreign currency gain arising during the period	$15,134		$80,763
Less: reclassification adjustments for loss realized in net loss	—	15,134	—	80,763
OTHER COMPREHENSIVE INCOME		$14,788		$79,903
CONSOLIDATED COMPREHENSIVE LOSS		$(159,040)		$(53,968)
Less: Net income (loss) attributable to noncontrolling interests		—		(2)
Less: Other comprehensive income attributable to noncontrolling interests		—		56
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(159,040)		$(54,022)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net loss	$(173,828)	$(133,871)
Adjustments to reconcile consolidated net loss to Net cash provided by (used in) operating activities:
Depreciation and amortization	286,855	236,089
Inventory step-up	115	61,370
Share-based compensation	19,493	14,967
Amortization of debt issuance costs and discount	7,064	6,373
Provision for bad debts	(155)	7,311
Provision for inventory reserve	31,525	54,811
Deferred income taxes	(35,610)	(161,301)
Change in fair value of contingent consideration	6,184	(10,688)
Asset impairment charges	203,962	150,804
(Gain) loss on sale of business and other assets	(2,337)	2
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	310,719	142,153
Inventories	(28,492)	(36,328)
Prepaid and other assets	13,543	17,648
Accounts payable and accrued expenses	(484,082)	(236,329)
Other liabilities	1,366	(146,938)
Income taxes payable/receivable	11,441	(11,840)
Net cash provided by (used in) operating activities	$167,763	$(45,767)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,202)	(25,998)
Patent acquisition costs and license fees	—	(13,000)
Proceeds from sale of business and other assets, net	16,217	6,421
Increase in restricted cash and cash equivalents	(243,666)	(121,031)
Decrease in restricted cash and cash equivalents	247,530	184,678
Net cash (used in) provided by investing activities	$(7,121)	$31,070

	Three Months Ended March 31,
	2017	2016
FINANCING ACTIVITIES:
Principal payments on term loans	(27,625)	(20,750)
Principal payments on other indebtedness, net	(1,269)	(1,109)
Deferred financing fees	—	(500)
Payment for contingent consideration	(23,203)	(9,405)
Payments of tax withholding for restricted shares	(1,097)	(10,272)
Exercise of options	—	1,952
Issuance of ordinary shares related to the employee stock purchase plan	—	1,434
Net cash used in financing activities	$(53,194)	$(38,650)
Effect of foreign exchange rate	1,444	2,967
Movement in cash held for sale	(8,553)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$100,339	$(50,380)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	517,250	272,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$617,589	$221,968
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$243,344	$120,919
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$247,530	$184,678
Other cash distributions for mesh legal settlements	$1,224	$1,561
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for purchases of property, plant and equipment	$1,178	$1,897
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
NOTE 1. BASIS OF PRESENTATION
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2017 and the results of our operations and our cash flows for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2016 was derived from the audited financial statements.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 states that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2015-11 on January 1, 2017 and the adoption did not impact the Company’s consolidated results of operations and financial position.
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees including: (a) requiring all income tax effects of awards to be recognized in the income statement, rather than in additional paid in capital, when the awards vest or are settled, (b) eliminating the requirement that excess tax benefits be realized before companies can recognize them, (c) requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (d) increasing the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, (e) requiring an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows and (f) electing whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2017 on a prospective basis, except for the provision requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, which was adopted retrospectively. As a result of the adoption, during the three months ended March 31, 2017, the Company recognized $4.4 million of tax expense in its Condensed Consolidated Statement of Operations that would have been recorded as additional paid-in capital prior to adoption. In addition, the Company retrospectively adjusted its statement of cash flows for the three months ended March 31, 2016 to present an inflow of $4.1 million related to excess tax benefits as an operating activity, rather than as a financing activity. The adoption of ASU 2016-09 did not impact beginning retained earnings and the Company will continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this amended guidance had a significant impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). ASU 2016-16 states that an entity should recognize the income tax consequences when an intra-entity transfer of an asset other than inventory occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted as long as it is adopted in the first interim period of a fiscal year beginning after December 15, 2016. The Company early adopted ASU 2016-16 on January 1, 2017, resulting in the elimination of previously recorded deferred charges that were established in 2016. Specifically, the Company eliminated a $24.1 million current deferred charge and a $348.8 million non-current deferred charge that were reflected in our Condensed Consolidated Balance Sheet at December 31, 2016 as Prepaid expenses and other current assets and Other assets, respectively. The eliminations of these deferred charges were recorded as adjustments to retained earnings as of January 1, 2017. On adoption, the Company also recorded net deferred tax assets, primarily related to certain intangibles and tax deductible goodwill, of $479.7 million, fully offset by a corresponding valuation allowance.
In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”), is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. Early application of the amendments in this update is allowed. The Company adopted this new standard on January 1, 2017.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects of any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017.
NOTE 3. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
American Medical Systems
On February 24, 2015, the Company’s Board of Directors (Board of Directors) approved a plan to sell the Company’s American Medical Systems Holdings, Inc. (AMS) business. The AMS business included the Men’s Health and Prostate Health businesses, which were sold to Boston Scientific Corporation on August 3, 2015, as well as the Women’s Health business (referred to herein as Astora). On February 24, 2016, the Company’s Board of Directors resolved to wind-down the remaining Astora business as it did not align with the Company’s strategic direction and to reduce Astora’s exposure to the mesh-related product liability. Astora ceased business operations on March 31, 2016.
The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

The following table provides the operating results of AMS Discontinued operations, net of tax for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$28,851
Litigation related and other contingencies, net	$210	$2,450
Asset impairment charges	$—	$21,179
Income (loss) from discontinued operations before income taxes	$(12,897)	$(68,832)
Income tax benefit	$(4,492)	$(23,724)
Discontinued operations, net of tax	$(8,405)	$(45,108)
The cash flows from discontinued operating activities related to AMS included the impact of net losses of $8.4 million and $45.1 million for the three months ended March 31, 2017 and 2016, respectively, and the impact of cash activity related to vaginal mesh cases, which is further described in Note 11. Commitments and Contingencies. Net cash used in discontinued investing activities related to AMS consisted of purchases of property, plant and equipment of $0.1 million for the three months ended March 31, 2016, with no comparable amount during the three months ended March 31, 2017. There was no depreciation or amortization during the three months ended March 31, 2017 or 2016 related to AMS.
Astora Restructuring
The Astora wind-down process included a restructuring initiative implemented during the three months ended March 31, 2016, which included a reduction of the Astora workforce consisting of approximately 250 employees.
The Company did not incur any pre-tax charges during the three months ended March 31, 2017 as a result of the Astora restructuring initiative. The Company incurred expenses of $60.7 million during the three months ended March 31, 2016, consisting of employee separation and other benefit-related costs, asset impairment charges, contract termination charges and other general restructuring costs. The Company anticipates there will be no significant additional pre-tax restructuring expenses related to this initiative. The majority of these actions were completed as of September 30, 2016 and substantially all cash payments will be made by June 30, 2017. These restructuring costs are included in Discontinued operations in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Astora restructuring initiative is included below for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
Employee separation, retention and other benefit-related costs	$16,149
Asset impairment charges	21,179
Contract termination charges	10,224
Other wind down costs	13,121
Total	$60,673
The liability related to the Astora restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the three months ended March 31, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Contract Termination Charges	Total
Liability balance as of January 1, 2017	$3,855	$1,661	$5,516
Cash distributions	(2,045)	(143)	(2,188)
Liability balance as of March 31, 2017	$1,810	$1,518	$3,328
Litha
During the fourth quarter of 2016, the Company initiated a process to sell its Litha Healthcare Group Limited and related Sub-Sahara African business assets (Litha) and, on February 27, 2017, the Company entered into a definitive agreement to sell Litha to Acino Pharma AG for up to $100 million in cash. The assets and liabilities of Litha are classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

The following table provides the components of Assets and Liabilities held for sale of Litha as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Current assets	$66,764	$50,167
Property, plant and equipment	3,515	3,527
Other intangibles, net	30,594	29,950
Other assets	11,987	11,343
Assets held for sale	$112,860	$94,987
Current liabilities	$31,386	$18,642
Deferred taxes	—	—
Other liabilities	5,763	5,696
Liabilities held for sale	$37,149	$24,338
Given that the sale of Litha does not represent a strategic shift in the Company’s business, the Company has not classified the operations of this business as discontinued.
NOTE 4. RESTRUCTURING
2016 U.S. Generic Pharmaceuticals Restructuring
As part of the ongoing U.S. Generic Pharmaceuticals integration efforts initiated in connection with the acquisition of Par Pharmaceutical Holdings Inc. in September 2015, the Company announced a restructuring initiative in May 2016 to optimize its product portfolio and rationalize its manufacturing sites to expand product margins (the 2016 U.S. Generic Pharmaceuticals restructuring initiative). These measures included certain cost savings initiatives, including a reduction in headcount and the disposal of our Charlotte, North Carolina manufacturing facility (the Charlotte facility). On October 31, 2016, we entered into a definitive agreement to sell the Charlotte facility for proceeds of $14 million. The transaction closed in January 2017. The assets of the Charlotte facility were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2016.
As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred charges of $1.6 million and $127.2 million during the three months ended March 31, 2017 and 2016, respectively. The charges incurred during the three months ended March 31, 2017 related primarily to employee separation and other benefit-related costs. The charges incurred during the three months ended March 31, 2016 consisted of certain intangible asset impairment charges of $100.3 million and charges to increase excess inventory reserves of $26.9 million. These charges are included in the U.S. Generic Pharmaceuticals segment and are included in Asset impairment charges, Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional restructuring-related expenses of approximately $0.3 million related to employee separation and other benefit-related costs. The Company anticipates these actions will be completed by September 2017, with substantially all cash payments made by the end of 2017. Under this restructuring initiative, separation costs are expensed ratably over the requisite service period, as applicable.
The liability related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and is entirely related to employee separation and other benefit-related costs. Changes to this liability during the three months ended March 31, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$9,939
Expenses	1,598
Cash distributions	(7,202)
Liability balance as of March 31, 2017	$4,335
2016 U.S. Branded Pharmaceutical Restructuring
In December 2016, the Company announced that it was terminating its worldwide license and development agreement with BioDelivery Sciences International, Inc. (BDSI) for BELBUCA™ and returning the product to BDSI. This termination was completed on January 6, 2017. As a result of this announcement and a comprehensive assessment of its product portfolio, the Company restructured its U.S. Branded Pharmaceuticals segment sales organization during the fourth quarter of 2016 (the 2016 U.S. Branded restructuring initiative), which included the elimination of an approximate 375-member U.S. Branded Pharmaceuticals pain field sales force and the termination of certain contracts.

The Company did not incur any pre-tax charges during the three months ended March 31, 2017 or 2016 as a result of the 2016 U.S. Branded restructuring initiative. Actions related to this initiative were completed by December 31, 2016 and substantially all of the cash payments are anticipated to be made by the end of 2017. The Company does not expect to incur any additional material pre-tax restructuring expenses related to this initiative.
The liability related to the 2016 U.S. Branded Pharmaceutical restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the three months ended March 31, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Contract Termination Charges	Total
Liability balance as of December 31, 2016	$16,544	$5,224	$21,768
Cash distributions	(10,326)	(4,470)	(14,796)
Liability balance as of March 31, 2017	$6,218	$754	$6,972
January 2017 Restructuring
On January 26, 2017, the Company announced a restructuring initiative implemented as part of its ongoing organizational review (the January 2017 restructuring initiative). This restructuring is intended to further integrate, streamline and optimize the Company’s operations by aligning certain corporate and R&D functions with its recently restructured U.S. Generics Pharmaceutical and U.S. Branded Pharmaceutical business units in order to create efficiencies and cost savings. As part of this restructuring, the Company undertook certain cost reduction initiatives, including a reduction of approximately 90 positions of its workforce, primarily related to corporate and U.S. Branded Pharmaceutical R&D functions in Malvern, PA and Chestnut Ridge, NY, a streamlining of general and administrative expenses, an optimization of commercial spend and a refocusing of research and development efforts.
As a result of the January 2017 restructuring initiative, the Company incurred total pre-tax charges of approximately $15.5 million during the three months ended March 31, 2017 related to employee separation and other benefit-related costs. Of the total charges incurred, $6.9 million is included in the U.S. Branded Pharmaceuticals segment, $5.2 million is included in Corporate unallocated costs and $3.4 million is included in the U.S. Generic Pharmaceuticals segment. These charges are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional material pre-tax restructuring-related expenses. Substantially all cash payments are anticipated to be made by the end of 2017 and substantially all of the actions associated with this restructuring were completed by the end of April 2017.
The liability related to the January 2017 restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and is entirely related to employee separation and other benefit-related costs. Changes to this liability during the three months ended March 31, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$—
Expenses	15,456
Cash distributions	(585)
Liability balance as of March 31, 2017	$14,871
NOTE 5. SEGMENT RESULTS
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

Certain of the corporate general and administrative expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of the Company’s segments. The Company’s consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segments less these unallocated corporate items.
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues to external customers:
U.S. Generic Pharmaceuticals	$721,983	$583,390
U.S. Branded Pharmaceuticals	250,159	308,813
International Pharmaceuticals (1)	65,458	71,336
Total net revenues to external customers	$1,037,600	$963,539

Adjusted income from continuing operations before income tax:
U.S. Generic Pharmaceuticals	$341,599	$211,768
U.S. Branded Pharmaceuticals	129,492	168,781
International Pharmaceuticals	14,882	21,754
Total segment adjusted income from continuing operations before income tax	$485,973	$402,303
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Latin America and South Africa.
There were no material revenues from external customers attributed to an individual country outside of the United States during the three months ended March 31, 2017 and 2016. There were no material tangible long-lived assets in an individual foreign country as of March 31, 2017 or December 31, 2016.
The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Total consolidated loss from continuing operations before income tax	$(177,351)	$(207,478)
Interest expense, net	111,999	116,793
Corporate unallocated costs (1)	47,468	36,280
Amortization of intangible assets	263,134	211,669
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	115	68,476
Upfront and milestone payments to partners	3,095	1,417
Separation benefits and other cost reduction initiatives (2)	22,670	38,456
Impact of VOLTAREN® Gel generic competition	—	(7,750)
Certain litigation-related charges, net (3)	936	5,200
Asset impairment charges (4)	203,962	129,625
Acquisition-related and integration items (5)	10,880	12,554
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,694)	1,255
Other, net	1,759	(4,194)
Total segment adjusted income from continuing operations before income tax	$485,973	$402,303
__________

(1)	Corporate unallocated costs include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $20.8 million and $6.8 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, there were other restructuring costs of $1.9 million. Other amounts in the comparable 2016 period primarily consist of $26.9 million of inventory write-offs and $4.4 million of other restructuring costs. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 11. Commitments and Contingencies.

(4)	Asset impairment charges primarily relate to charges to write down goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles.

(5)
Acquisition-related and integration items include costs directly associated with previous acquisitions of $4.7 million and $23.2 million for three months ended March 31, 2017 and 2016, respectively. In addition, during the three months ended March 31, 2017, there was a charge due to changes in fair value of contingent consideration of $6.2 million. During the three months ended March 31, 2016, there was a benefit due to changes in the fair value of contingent consideration of $10.7 million.

Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
NOTE 6. FAIR VALUE MEASUREMENTS
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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.
At the time of purchase, we classify our marketable securities as either available-for-sale securities or trading securities, depending on our intent at that time. Available-for-sale and trading securities are carried at fair value with unrealized holding gains and losses recorded within other comprehensive income or net income, respectively. The Company reviews any unrealized losses associated with available-for-sale securities to determine the classification as a “temporary” or “other-than-temporary” impairment. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is viewed as other-than-temporary is recognized in net income. The Company considers various factors in determining the classification, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer or investee, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Acquisition-Related Contingent Consideration
The fair value of contingent consideration liabilities is determined using unobservable inputs; hence these instruments represent Level 3 measurements within the above-defined fair value hierarchy. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in earnings. Changes in any of the inputs may result in a significant adjustment to fair value. See Recurring Fair Value Measurements below for additional information on acquisition-related contingent consideration.

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$92,639	$—	$—	$92,639
Time deposits	—	200,202	—	200,202
Equity securities	1,723	—	—	1,723
Total	$94,362	$200,202	$—	$294,564
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$98,164	$98,164
Acquisition-related contingent consideration—long-term	—	—	136,227	136,227
Total	$—	$—	$234,391	$234,391
At March 31, 2017, money market funds include $17.6 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 11. Commitments and Contingencies for further discussion of our product liability cases.

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
At December 31, 2016, money market funds include $26.2 million in Qualified Settlement Funds to be disbursed to mesh-related product liability claimants. See Note 11. Commitments and Contingencies for further discussion of our product liability cases.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning of period	$262,113	$143,502
Amounts settled	(34,091)	(9,474)
Changes in fair value recorded in earnings	6,184	(10,688)
Effect of currency translation	185	1,171
End of period	$234,391	$124,511

The fair value measurement of the contingent consideration obligations was determined using risk-adjusted discount rates ranging from 3% to 22%. Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the three months ended March 31, 2017 by acquisition (in thousands):

	Balance as of December 31, 2016	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2017
Auxilium acquisition	$21,097	$—	$(2,078)	$(2,042)	$16,977
Lehigh Valley Technologies, Inc. acquisitions	96,000	—	11,486	(20,786)	86,700
VOLTAREN® Gel acquisition	118,395	—	(476)	(10,128)	107,791
Other	26,621	—	(2,748)	(950)	22,923
Total	$262,113	$—	$6,184	$(33,906)	$234,391
The following is a summary of available-for-sale securities held by the Company at March 31, 2017 and December 31, 2016 (in thousands):

	Available-for-sale
March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Money market funds	$92,639	$—	$—	$92,639
Total included in cash and cash equivalents	$75,012	$—	$—	$75,012
Total included in restricted cash and cash equivalents	$17,627	$—	$—	$17,627
Equity securities	$1,766	$—	$(43)	$1,723
Long-term available-for-sale securities	$1,766	$—	$(43)	$1,723

	Available-for-sale
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Money market funds	$26,210	$—	$—	$26,210
Total included in cash and cash equivalents	$—	$—	$—	$—
Total included in restricted cash and cash equivalents	$26,210	$—	$—	$26,210
Equity securities	$1,766	$501	$—	$2,267
Long-term available-for-sale securities	$1,766	$501	$—	$2,267
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Three Months Ended March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain U.S. Generic Pharmaceuticals intangible assets (Note 8)	—	—	27,992	(72,700)
Certain International Pharmaceuticals intangible assets (Note 8)	—	—	—	(46,206)
Paladin reporting unit goodwill (Note 8)	—	—	84,881	(82,602)
Certain property, plant and equipment	—	—	—	(2,454)
Total	$—	$—	$112,873	$(203,962)

NOTE 7. INVENTORIES
Inventories consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Raw materials (1)	$159,613	$175,240
Work-in-process (1)	112,534	100,494
Finished goods (1)	276,991	279,937
Total	$549,138	$555,671
__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At March 31, 2017 and December 31, 2016, $25.1 million and $22.9 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the Company’s Condensed Consolidated Balance Sheets included approximately $12.3 million and $16.8 million, respectively, of capitalized pre-launch inventories related to generic products that were not yet available to be sold.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2017 were as follows (in thousands):

	Carrying Amount
	U.S. Generic Pharmaceuticals	U.S. Branded Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2016	$3,531,301	$1,009,248	$188,846	$4,729,395
Effect of currency translation on gross balance	—	—	10,448	10,448
Effect of currency translation on accumulated impairment	—	—	(6,914)	(6,914)
Goodwill impairment charges	—	—	(82,602)	(82,602)
Goodwill as of March 31, 2017	$3,531,301	$1,009,248	$109,778	$4,650,327
The carrying amount of goodwill at March 31, 2017 and December 31, 2016 is net of the following accumulated impairments:

	Accumulated Impairment
	U.S. Generic Pharmaceuticals	U.S. Branded Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2016	$2,342,549	$675,380	$408,280	$3,426,209
Accumulated impairment losses as of March 31, 2017	$2,342,549	$675,380	$497,796	$3,515,725

Other Intangible Assets
The following is a summary of other intangible assets held by the Company at March 31, 2017 and December 31, 2016 (in thousands):

Cost basis:	Balance as of December 31, 2016	Acquisitions	Impairments (1)	Other (2)	Effect of Currency Translation (1)	Balance as of March 31, 2017
Indefinite-lived intangibles:
In-process research and development	$1,123,581	$—	$(45,489)	$(128,600)	$209	$949,701
Total indefinite-lived intangibles	$1,123,581	$—	$(45,489)	$(128,600)	$209	$949,701
Finite-lived intangibles:
Licenses (weighted average life of 12 years)	$465,720	$—	$—	$—	$—	$465,720
Tradenames (weighted average life of 12 years)	7,345	—	—	—	101	7,446
Developed technology (weighted average life of 11 years)	6,223,004	—	(73,417)	128,600	13,745	6,291,932
Total finite-lived intangibles (weighted average life of 11 years)	$6,696,069	$—	$(73,417)	$128,600	$13,846	$6,765,098
Total other intangibles	$7,819,650	$—	$(118,906)	$—	$14,055	$7,714,799

Accumulated amortization:	Balance as of December 31, 2016	Amortization	Impairments	Other	Effect of Currency Translation	Balance as of March 31, 2017
Finite-lived intangibles:
Licenses	$(341,600)	$(7,293)	$—	$—	$—	$(348,893)
Tradenames	(6,599)	(20)	—	—	(22)	(6,641)
Developed technology	(1,612,154)	(255,821)	—	—	(3,425)	(1,871,400)
Total other intangibles	$(1,960,353)	$(263,134)	$—	$—	$(3,447)	$(2,226,934)
Net other intangibles	$5,859,297					$5,487,865
__________

(1)	Additional information on the changes in the total gross carrying amount of our other intangible assets is presented below (in thousands):

Gross Carrying Amount
December 31, 2016	$7,819,650
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(72,700)
Impairment of certain International Pharmaceuticals intangible assets	(46,206)
Effect of currency translation	14,055
March 31, 2017	$7,714,799

(2)
Includes reclassification adjustments of $128.6 million for certain developed technology intangible assets, previously classified as in-process research and development, that were placed in service during the three months ended March 31, 2017.

Amortization expense for the three months ended March 31, 2017 and 2016 totaled $263.1 million and $211.7 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2016 is as follows (in thousands):

2017	$780,548
2018	$579,733
2019	$513,371
2020	$482,111
2021	$467,639

Impairments
A summary of significant goodwill and other intangible asset impairment charges by reportable segment for the three months ended March 31, 2017 and 2016 is included below.
U.S. Generic Pharmaceuticals Segment
During the three months ended March 31, 2017, the Company identified certain market conditions impacting the recoverability of developed technology intangible assets in its U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million during the first quarter of 2017.
During the three months ended March 31, 2016, the Company identified certain market and regulatory conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying amount of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million during the first quarter of 2016. In addition, during the first quarter of 2016, the Company recognized pre-tax, non-cash asset impairment charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.
International Pharmaceuticals Segment
Pursuant to an existing agreement with a wholly owned subsidiary of Novartis AG (Novartis), Paladin licensed the Canadian rights to commercialize serelaxin, an investigational drug for the treatment of acute heart failure (AHF). In March 2017, Novartis announced that a Phase III study of serelaxin in patients with AHF failed to meet its primary endpoints. As a result, Endo has concluded that its serelaxin in-process research and development intangible asset is fully impaired resulting in a $45.5 million impairment charge for the three months ended March 31, 2017.
In addition and as a result of the serelaxin impairment, the Company assessed the recoverability of its Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its book value. Based on the provisions of ASU 2017-04, which the Company adopted as of January 1, 2017, the Company recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017. The Company estimated the fair value of the Paladin reporting unit using an income approach that utilizes a discounted cash flow model, which is dependent upon the Company’s estimates of future cash flows and other factors. This estimate involves assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. The underlying assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%, reflecting the overall risk associated with the reporting unit and other market factors. We believe the discount rate and other inputs and assumptions are consistent with those that a market participant would use. The remaining goodwill for the Company’s Paladin reporting unit was approximately $85 million as of March 31, 2017.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses are comprised of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts payable	$97,681	$126,712
Returns and allowances	321,408	332,455
Rebates	209,409	227,706
Chargebacks	26,181	33,092
Accrued interest	55,277	128,254
Accrued payroll and related benefits	83,978	115,224
Accrued royalties and other distribution partner payables	130,380	191,433
Acquisition-related contingent consideration—short-term	98,164	109,373
Other	196,800	189,835
Total	$1,219,278	$1,454,084

NOTE 10. DEBT
The following table presents the carrying amounts of the Company’s total indebtedness at March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017		December 31, 2016
	Effective Interest Rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.91%	$400,000	$389,593	$400,000	$389,150
5.75% Senior Notes due 2022	6.04%	700,000	691,710	700,000	691,339
5.375% Senior Notes due 2023	5.62%	750,000	741,054	750,000	740,733
6.00% Senior Notes due 2023	6.28%	1,635,000	1,611,053	1,635,000	1,610,280
6.00% Senior Notes due 2025	6.27%	1,200,000	1,179,701	1,200,000	1,179,203
Term Loan A Facility Due 2019	2.95%	921,250	913,352	941,875	932,824
Term Loan B Facility Due 2022	4.06%	2,765,000	2,723,653	2,772,000	2,728,919
Other debt	1.50%	55	55	55	55
Total long-term debt, net		$8,371,305	$8,250,171	$8,398,930	$8,272,503
Less current portion, net (1)		25,612	25,612	131,125	131,125
Total long-term debt, less current portion, net		$8,345,693	$8,224,559	$8,267,805	$8,141,378
__________

(1)
The current portion of long-term debt as of March 31, 2017 excludes amounts payable within the next twelve months under our existing term loan facilities because we had the intent and ability to refinance such debt on a long-term basis. The current portion of long-term debt included in the table above as of March 31, 2017 represents amounts payable in the next twelve months under the 2017 Term Loan Facility.

The senior notes are unsecured and subordinated in right of payment to our credit facility.
The total estimated fair value of the Company’s total long-term debt was $7.8 billion at both March 31, 2017 and December 31, 2016.
The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
We have $996.0 million of remaining credit available through the revolving credit facilities as of March 31, 2017.
The Company’s credit agreements contain affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of March 31, 2017, we were in compliance with all such covenants.
April 2017 Refinancing
On April 27, 2017, Endo International plc entered into a new credit agreement (the 2017 Credit Agreement) as parent, together with its subsidiaries Endo Luxembourg Finance Company I S.à r.l., and Endo LLC as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender. The 2017 Credit Agreement provides for (i) a five-year revolving credit facility in a principal amount of $1,000.0 million (the 2017 Revolving Credit Facility) and (ii) a seven-year term loan facility in a principal amount of $3,415.0 million (the 2017 Term Loan Facility and, together with the 2017 Revolving Credit Facility, the 2017 Credit Facility). Any outstanding amounts borrowed pursuant to the 2017 Credit Facility will immediately mature if any of the following of our senior notes are not refinanced or repaid in full prior to the date that is 91 days prior to the stated maturity date thereof:

Instrument	Maturity Date
7.25% Senior Notes due 2022	January 15, 2022
5.75% Senior Notes due 2022	January 15, 2022
5.375% Senior Notes due 2023	January 15, 2023
6.00% Senior Notes due 2023	July 15, 2023

The obligations under the 2017 Credit Agreement are guaranteed by Endo International plc and its material subsidiaries, as defined in the 2017 Credit Agreement, and certain other subsidiaries of the Company from time to time and secured by a lien on substantially all the assets (with certain exceptions) of the borrowers and the guarantors. The 2017 Credit Agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility of this type. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. Borrowings under the 2017 Revolving Credit Facility bear interest, at the borrower’s election, at a rate equal to (i) an applicable margin between 1.50% and 3.00% plus the London Interbank Offered Rate (LIBOR) or (ii) an applicable margin between 0.50% and 2.00% plus the Alternate Base Rate (as defined in the 2017 Credit Agreement). In addition, borrowings under our 2017 Term Loan Facility bear interest, at the borrower’s election, at a rate equal to (i) 4.25% plus LIBOR, subject to a LIBOR floor of 0.75%, or (ii) 3.75% plus the Alternate Base Rate, subject to an Alternate Base Rate floor of 1.75%.
Also on April 27, 2017, Endo Designated Activity Company (Endo DAC), Endo Finance LLC and Endo Finco Inc. (collectively, the Issuers) issued $300.0 million in aggregate principal amount of 5.875% senior secured notes due 2024 (the 2024 Notes). The 2024 Notes were issued in a private offering for resale to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act. The 2024 Notes are senior secured obligations of the Issuers and are: (i) guaranteed by Endo International plc and its subsidiaries that also guarantee the 2017 Credit Agreement and certain other material indebtedness and (ii) secured by a lien on the same collateral that secures the 2017 Credit Agreement. Interest on the 2024 Notes is payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2017. The 2024 Notes will mature on October 15, 2024, subject to earlier repurchase or redemption in accordance with the terms of the 2024 Notes indenture. On or after April 15, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2024 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and additional interest, if any, on the notes redeemed if such notes are redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2020	102.938%
2021	101.469%
2022 and thereafter	100.000%
At any time prior to April 15, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable make-whole premium as defined in the 2024 Notes indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to April 15, 2020, the Issuers may, subject to certain restrictions and limitations, redeem up to 35% of the aggregate principal amount of the 2024 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 105.875% of the aggregate principal amount of the 2024 Notes redeemed, plus accrued and unpaid interest and additional interest, if any. If the Company experiences certain changes of control events, the Issuers must offer to repurchase the 2024 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. The 2024 Notes indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividends, distributions, investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets, enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of the collateral upon the 2024 Notes receiving investment grade credit ratings.
The Company used the net proceeds under the 2017 Term Loan Facility, together with the net proceeds of the 2024 Notes and cash on hand, to repay all of its outstanding loans under its existing credit facilities and to pay related fees and expenses. We intend to use the proceeds of the 2017 Revolving Credit Facility from time to time for general corporate purposes.

Maturities
The following table presents, subsequent to the closing of the April 2017 Refinancing, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2016 (in thousands):

Maturities (1)
2017 (2)	$44,700
2018	$34,150
2019	$34,150
2020	$34,150
2021	$34,150
__________

(1)
Any outstanding amounts borrowed pursuant to the 2017 Credit Facility will immediately mature if certain of our senior notes (enumerated above under the heading “April 2017 Refinancing”) are not refinanced or repaid in full prior to the date that is 91 days prior to the respective stated maturity dates thereof. Accordingly, we may be required to repay or refinance senior notes with an aggregate principal amount of $1,100.0 million in 2021, despite such notes having stated maturities in 2022. The amounts in this maturities table do not reflect any such early payment; rather, they reflect stated maturity dates.

(2)	Includes payments related to: (i) our existing credit facilities prior to the April 2017 Refinancing and (ii) our 2017 Term Loan Facility thereafter.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2017, our reserve for loss contingencies totaled $758.7 million, of which $714.4 million relates to our product liability accrual for vaginal mesh cases. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
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
We expect that valid claims under the MSAs will continue to be settled. However, we intend to vigorously contest pending and future claims that are invalid, for which settlement is unable to be reached or that are in excess of the maximum claim amounts under the applicable MSAs. In addition to claims covered by MSAs, we are currently aware of approximately 10,500 claims that have been filed, asserted or that we believe are likely to be asserted. These claims have not been accrued for because we lack sufficient information to determine whether any potential loss is probable. In addition, there may be other claims asserted in the future. It is currently not possible to estimate the number or validity of any such future claims.
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

The following table presents the changes in the vaginal mesh QSFs and product liability accrual balance during the three months ended March 31, 2017 (in thousands):

	Qualified Settlement Funds	Product Liability Accrual
Balance as of December 31, 2016	$275,987	$963,117
Additional charges	—	—
Cash contributions to Qualified Settlement Funds	243,344	—
Cash distributions to settle disputes from Qualified Settlement Funds	(247,530)	(247,530)
Cash distributions to settle disputes	—	(1,224)
Other	240	—
Balance as of March 31, 2017	$272,041	$714,363
The entire portion of the $714.4 million product liability accrual amount shown above is classified in the Current portion of the legal settlement accrual in the March 31, 2017 Condensed Consolidated Balance Sheets. Charges related to vaginal mesh product liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
We expect to fund into the QSFs the payments under all current settlement agreements over the remainder of 2017. As the funds are disbursed out of the QSFs from time to time, the product liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the product liability accrual and decrease cash and cash equivalents.
We were contacted in October 2012 regarding a civil investigation initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and we have subsequently received additional subpoenas from California and other states. We are currently cooperating with this investigation. At this time, we cannot predict or determine the outcome of this investigation or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from a settlement or an adverse outcome from this investigation.
Testosterone Cases. We and certain of our subsidiaries, including Endo Pharmaceuticals Inc. (EPI) and Auxilium Pharmaceuticals, Inc. (subsequently converted to Auxilium Pharmaceuticals, LLC and hereinafter referred to as Auxilium), along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including FORTESTA® Gel, DELATESTRYL®, TESTIM®, TESTOPEL®, AVEED® and STRAINT®. Plaintiffs in these suits allege various personal injuries, including pulmonary embolism, stroke and other vascular and/or cardiac injuries and seek compensatory and/or punitive damages, where available. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium, and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the U.S. District Court for the Northern District of Illinois as part of MDL No. 2545. In addition, litigation has also been filed against EPI in the Court of Common Pleas for Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and we expect cases brought in federal court to be transferred to the U.S. District Court for the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against us. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests. As of May 2, 2017, approximately 1,260 cases are currently pending against us; some of which may have been filed on behalf of multiple plaintiffs. The first MDL trial against Auxilium involving TESTIM® is set to begin in November 2017; the first trial against Auxilium in the Court of Common Pleas for Philadelphia County involving TESTIM® is set to begin in January 2018; and the first MDL trial against EPI involving FORTESTA® Gel is set to begin in September 2018.
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
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a petition for damages against certain of our subsidiaries, EPI and Generics Bidco I, LLC, and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the District Court ordered judgment for defendants on their exception for no right of action. The State of Louisiana appealed that decision and in October 2016, the Louisiana Court of Appeals, First Circuit, issued a decision affirming the dismissal as to certain counts and reversing the dismissal as to others. The State filed a petition for rehearing, which was denied by the court in December 2016. Both sides applied to Louisiana Supreme Court for a writ of certiorari to review the First Circuit’s decision. Those writs were denied in March 2017.
In March 2017, the State of Mississippi filed a complaint against our subsidiary EPI in the Chancery Court for the First Judicial District of Hinds County, Mississippi, alleging that EPI marketed products that were not approved by the FDA. The State of Mississippi seeks damages, penalties, attorneys’ fees, costs, and other relief under various causes of action. In April 2017, EPI removed this case to the U.S. District Court for the Southern District of Mississippi. See State of Mississippi v. Endo Pharmaceuticals Inc., No. 3:17-CV-277 (S.D. Miss.).
We intend to contest the above cases vigorously and to explore other options as appropriate in our best interests. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against us. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including our subsidiaries Endo Health Solutions Inc. (EHSI) and EPI, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. In June 2014, the case was removed to the U.S. District Court for the Northern District of Illinois. In December 2014, defendants moved to dismiss the amended complaint and in May 2015, the District Court issued an order granting that motion in part, dismissing the case as to EHSI and EPI. In August 2015, plaintiff filed its second amended complaint against multiple defendants, including EPI and EHSI. In November 2015, defendants moved to dismiss the second amended complaint. In September 2016, the District Court granted in part and denied in part defendants’ motions to dismiss and provided plaintiff an opportunity to amend its complaint. Plaintiff filed the third amended complaint in October 2016. In December 2016, defendants moved to dismiss the re-pled claims in the third amended complaint, and filed their answers as to the claims not previously dismissed by the Court.

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
In December 2015, a lawsuit was filed in the Chancery Court of the First Judicial District of Hinds County, Mississippi by the State of Mississippi against multiple defendants, including our subsidiaries EHSI and EPI. The complaint alleges violations of Mississippi’s Consumer Protection Act and various other claims arising out of defendants’ alleged opioid sales and marketing practices. Plaintiff seeks declaratory relief, restitution, civil penalties, abatement, an injunction, and attorneys’ fees and costs. In March 2016, defendants moved to dismiss the complaint and to transfer the case from Hinds County to Rankin County. The motion to transfer was denied in February 2017. In March 2017, Defendants petitioned for an interlocutory appeal of that ruling, and that petition remains pending. The motion to dismiss also remains pending.
In August 2016, the County of Suffolk, New York filed suit in New York state court against multiple defendants, including our subsidiaries EHSI and EPI, for alleged violations of state false and deceptive advertising and other statutes, public nuisance, common law fraud, and unjust enrichment based on opioid sales and marketing practices. The County of Suffolk is seeking compensatory damages, interest, costs, disbursements, punitive damages, treble damages, penalties and attorneys’ fees. Defendants, including our subsidiaries, filed motions to dismiss and to stay in January 2017. In February 2017, Broome County, New York, and Erie County, New York, filed similar suits in New York state court.
In March 2017, the Boone County Commission filed suit in the U.S. District Court for the Southern District of West Virginia against multiple defendants, including our subsidiary Generics Bidco I, LLC, for the alleged violation of federal and state safety laws designed to monitor, detect, and prevent the diversion of controlled substances. The complaint generally seeks compensatory and punitive damages for the alleged creation of a public nuisance.
With respect to the litigations brought on behalf of the City of Chicago, the People of the State of California, the State of Mississippi, the Counties of Suffolk, Broome and Erie and the Boone County Commission, we intend to contest those matters vigorously. We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interests.
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
In March 2017, EPI received a subpoena from the Office of the Attorney General of New Jersey seeking documents and information regarding the sales and marketing of opioid products. We are currently cooperating with the State of New Jersey in its investigation.
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
In February 2014, our subsidiary EPI received a CID (the February 2014 CID) from the U.S. Federal Trade Commission (the FTC). The FTC issued a second CID to EPI in March 2014 (the March 2014 CID). The February 2014 CID requested documents and information concerning EPI’s settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation, EPI’s Development and Co-Promotion Agreement with Impax, and EPI’s settlement agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning the marketing and sales of OPANA® ER and LIDODERM®. The March 2014 CID requested documents and information concerning EPI’s acquisition of U.S. Patent No. 7,852,482 (the ‘482 patent), as well as additional information concerning certain litigation relating to, and the marketing and sales of, OPANA® ER. The FTC also issued subpoenas for investigational hearings (similar to depositions) to our employees and former employees. In March 2016, the FTC filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against us and our subsidiary EPI, as well as against Allergan, Actavis, Impax and Teikoku, alleging generally that the LIDODERM® settlement agreements with Actavis and the OPANA®

ER settlement agreement with Impax constituted, in whole or part, unfair methods of competition in violation Section 5(a) of the FTC Act, 15 U.S.C. § 45(a). The FTC also alleged that one provision of the agreement with Actavis violated Section 7 of the Clayton Act, 15 U.S.C. § 18. Concurrently with the filing of the FTC’s complaint, Teikoku entered into a consent judgment with the FTC and was dismissed from the case. The FTC’s complaint sought injunctive and declaratory relief and other remedies, including restitution and disgorgement. In June 2016, we joined in the defendants’ motion to sever OPANA® ER-related claims from the LIDODERM®-related claims. In July 2016, a motion to dismiss was filed on behalf of all remaining defendants. In October 2016, the District Court granted the defendants’ motion to sever the claims and ordered the FTC to file a new complaint for the OPANA® ER-related claims and to amend the existing complaint to include only the LIDODERM®-related claims. The District Court also denied the defendants’ motion to dismiss as moot with leave to refile in each of the two separate actions. Subsequently in October 2016, the FTC voluntarily dismissed its pending complaint against us without prejudice. Following the FTC’s voluntary dismissal, in October 2016, we, along with Impax and Actavis, filed two separate lawsuits against the FTC in the Eastern District of Pennsylvania seeking declaratory judgment relating, respectively, to the FTC’s OPANA® ER-related claims and LIDODERM®-related claims. The declaratory judgment actions each sought a declaration by the court that the FTC does not have the authority under the FTC Act to bring its claims in federal court or to seek disgorgement. The declaratory judgment action concerning the OPANA® ER-related claims also sought a declaration that the FTC’s claims are time-barred. In December 2016, the FTC filed a motion to dismiss the declaratory judgment actions for failure to state a claim. In January 2017, we entered into a settlement with the FTC pursuant to which the FTC re-filed claims against us, our subsidiary EPI, and other defendants in the U.S. District Court for the Northern District of California and concurrently filed a joint motion for entry of a Stipulated Order dismissing the claims against us and EPI, with prejudice. The Stipulated Order involves no monetary payment to the FTC and no admission of liability. Under the Stipulated Order, we agreed to dismiss our claims in the declaratory judgment actions, and also agreed to certain covenants relating to the future settlement of patent infringement litigation for a period of 10 years. These covenants, which are consistent with Endo’s current practices in settling patent infringement cases, include a prohibition on patent settlement agreements that prevent the marketing of authorized generic products or that involve certain payments to generics manufacturers. The FTC agreed that the prior dismissal of its claims against us in the Eastern District of Pennsylvania will be treated as being with prejudice, that it will bring no other claims against us arising from the OPANA® ER and LIDODERM® settlements and that it would also dismiss with prejudice its claims against our subsidiary Par Pharmaceutical Companies, Inc. (subsequently renamed Endo Generics Holdings, Inc. and with its subsidiaries and affiliates, referred to in this Note 11. Commitments and Contingencies as Par) in the action FTC v. Actavis, Inc., et al. pending in the U.S. District Court for the Northern District of Georgia. The Stipulated Order also requires the FTC to consider in good faith any requested modifications proposed by us in the event of a material change in the law governing the antitrust implications of patent infringement settlements. As of February 2017, the Stipulated Order of dismissal has been entered by the Northern District of California, we have dismissed the declaratory judgment actions filed against the FTC in the Eastern District of Pennsylvania, and the FTC has dismissed its claims against Par in the Actavis case in the Northern District of Georgia.
In November 2014, EPI received a CID from the State of Florida Office of the Attorney General issued pursuant to the Florida Antitrust Act of 1980, Section 542.28 seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning the marketing and sales of LIDODERM®.
In February 2015, EHSI and EPI received CIDs for Production of Documents and Information from the State of Alaska Office of Attorney General issued pursuant to Alaska’s Antitrust and Unfair Trade Practices and Consumer Protection law seeking documents and other information concerning settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation as well as information concerning EPI’s settlement agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning the marketing and sales of LIDODERM®.
In February 2016, EPI received a CID from the State of South Carolina Office of the Attorney General seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning the marketing and sales of LIDODERM®.
In January 2009, the FTC filed a lawsuit against our subsidiary, Par, in the U.S. District Court for the Central District of California, which was subsequently transferred to the U.S. District Court for the Northern District of Georgia, and which alleged violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of AndroGel®. The FTC complaint sought a finding that Par’s settlement agreement violates Section 5(a) of the FTC Act, and a permanent injunction against Par’s ability to engage in certain types of patent settlements in the future. Beginning in February 2009, certain private plaintiffs, including distributors and retailers, filed similar litigation. Generally, the complaints in the remaining private plaintiff suits seek equitable relief, unspecified damages and costs.

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
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against Par and its subsidiary Par Sterile Products, LLC in the U.S. District Court for the District of New Jersey alleging that Par and its subsidiary engaged in an anticompetitive scheme to exclude competition from the market for vasopressin solution for intravenous injection in view of Par’s VASOSTRICT® (vasopressin) product. The complaint alleges violations of Sections 1 and 2 of The Sherman Antitrust Act, 15 U.S.C. §§ 1, 2, as well as the antitrust law and common law of the state of New Jersey, alleging that Par and its subsidiary entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that Fresenius has been unable to obtain vasopressin API in order to file an ANDA to obtain FDA approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages in an unspecified amount, attorneys’ fees and costs and injunctive relief and demands a trial by jury. In September 2016, Par and its subsidiary filed a motion to dismiss the case for Fresenius’ failure to properly state a claim under the antitrust laws. In February 2017, the District Court denied Par’s motion to dismiss. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.
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
We are unable to predict the outcome of the foregoing investigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interests.
Beginning in December 2015, two complaints, including a class action complaint, were filed in the Philadelphia Court of Common Pleas against us and certain of our subsidiaries, including Par Pharmaceutical, Inc. (PPI), along with other manufacturers of generic pharmaceutical products, seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices by the defendant companies violated state law, including consumer protection law. The class action complaint was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania, and the plaintiff filed an amended complaint. In January 2017, defendants moved to dismiss the amended class action complaint, and that motion remains pending. The case in the Philadelphia Court of Common Pleas is stayed pending resolution of the class action. Additional similar claims may be brought by other plaintiffs in various jurisdictions. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.
Beginning in March 2016, several class action complaints were filed in the U.S. District Courts for the Eastern District of Pennsylvania and the District of Rhode Island against us and certain of our subsidiaries, including PPI, and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding digoxin and doxycycline violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims. The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. §1407, issued an order in August 2016 establishing coordinated or consolidated pretrial proceedings for these cases in the U.S. District Court for the Eastern District of Pennsylvania under the caption In Re Generic Digoxin and Doxycycline Antitrust Litigation, MDL No. 2724. The direct purchaser plaintiffs and indirect purchaser plaintiffs filed consolidated amended class action complaints in January 2017, and defendants moved to dismiss those complaints in March 2017. An independent pharmacy plaintiff filed a similar class action complaint in the U.S. District Court for the Eastern District of Pennsylvania in March 2017. Additional similar claims may be brought by other plaintiffs in various jurisdictions. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.
Since November 2016, several class action complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania against certain of our subsidiaries, including PPI, and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding divalproex ER violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims. Additional similar claims may be brought by other plaintiffs in various jurisdictions. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.
Beginning in December 2016, multiple class action complaints were filed in the U.S. District Court for the Eastern District of Pennsylvania and U.S. District Court for the Southern District of New York against us and certain of our subsidiaries, including PPI, and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding propranolol violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims. Defendants moved to dismiss one direct purchaser complaint pending in the Eastern District of Pennsylvania in March 2017. The remaining Eastern District of Pennsylvania actions relating to propranolol were stayed pending a ruling from the U.S. Judicial Panel on Multidistrict Litigation on the motion to transfer described below. In the Southern District of New York actions, the indirect purchasers filed a consolidated amended complaint in February 2017, and the direct purchasers filed a consolidated amended complaint in March 2017. Defendants moved to dismiss both consolidated amended complaints, and those motions were denied in April 2017, except as to certain state law claims brought by the indirect purchaser plaintiffs. Additional similar claims may be brought by other plaintiffs in various jurisdictions. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.

Beginning in March 2017, several class action complaints were filed in the U.S. District Court for the Eastern District of Pennsylvania against our subsidiary PPI and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding baclofen violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims. Additional similar claims may be brought by other plaintiffs in various jurisdictions. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.
Also beginning in March 2017, several class action complaints were filed in the U.S. District Courts for the Eastern District of Pennsylvania and the Southern District of New York against us and certain of our subsidiaries, including PPI, and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding amitriptyline or amitriptyline hydrochloride violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims. Additional similar claims may be brought by other plaintiffs in various jurisdictions. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests.
In January 2017, Rochester Drug Co-Operative, Inc. filed a motion with the U.S. Judicial Panel on Multidistrict Litigation seeking to transfer certain of the foregoing antitrust complaints to the U.S. District Court for the Eastern District of Pennsylvania for inclusion in MDL No. 2724, which would then be renamed In re Generic Pharmaceuticals Pricing Antitrust Litigation. In April 2017, the U.S. Judicial Panel on Multidistrict Litigation issued an order renaming MDL No. 2724 as requested and expanding it to include actions in which: (a) plaintiffs assert claims for price fixing of generic drugs in violation of the Sherman Act and/or state antitrust laws on behalf of overlapping putative nationwide classes of direct or indirect purchasers of generic pharmaceuticals; (b) the average market price of the subject generic pharmaceutical is alleged to have increased between 2012 and the present; (c) defendants are alleged to have effectuated the alleged conspiracy through direct company-to-company contacts and through joint activities undertaken through trade associations, in particular meetings of the Generic Pharmaceutical Association; and (d) the allegations stem from the same government investigation into anticompetitive conduct in the generic pharmaceuticals industry. Pursuant to this order, the propranolol and amitriptyline hydrochloride cases filed in the U.S. District Court for the Southern District of New York have been or we expect will be transferred to the U.S. District Court for the Eastern District of Pennsylvania as part of MDL No. 2724. As noted above, the digoxin and doxycycline, divalproex ER, and baclofen cases are already pending in the U.S. District Court for the Eastern District of Pennsylvania.
We are unable to predict the outcome of the foregoing matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interests.
Securities Related Class Action Litigation
In May 2016, a putative class action entitled Craig Friedman v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the U.S. District Court for the Southern District of New York by an individual shareholder on behalf of himself and all similarly situated shareholders. In August 2016, the Steamfitters’ Industry Pension Fund and Steamfitters’ Industry Security Benefit Fund were appointed lead plaintiffs in the action. In October 2016, a second amended complaint was filed, which added Paul Campanelli as a defendant, and we filed a motion to dismiss the case. In response, and without resolving the motion, the Court permitted lead plaintiffs to file a third amended complaint. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act based on the Company’s revision of its 2016 earnings guidance and certain disclosures about its generics business, the integration of Par and its subsidiaries, certain other alleged business issues and the receipt of a CID from the U.S. Attorney’s Office for the Southern District of New York regarding contracts with Pharmacy Benefit Managers concerning FROVA®. Lead plaintiffs seek class certification, damages in an unspecified amount and attorneys’ fees and costs. We filed a motion to dismiss the third amended complaint in December 2016. Briefing on that motion has been completed but no ruling has been issued. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter, but will explore all options as appropriate in our best interests and we intend to defend this lawsuit vigorously.
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering, on behalf of itself and all similarly situated purchasers. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against Endo, certain of Endo’s current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In March 2017 defendants removed the case to the U.S. District Court for the Eastern District of Pennsylvania. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter, but will explore all options as appropriate in our best interests and we intend to defend this lawsuit vigorously.

In April 2017, a putative class action entitled Phaedra A. Makris v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the Superior Court of Justice in Ontario, Canada by an individual shareholder on behalf of herself and similarly-situated Canadian-based investors who purchased Endo’s securities between January 11 and May 5, 2016. The statement of claim generally seeks class certification, declaratory relief, damages, interest, and costs based on alleged violations of the Ontario Securities Act. The statement of claim alleges negligent misrepresentations concerning the Company’s revenues, profit margins, and earnings per share; its receipt of a subpoena from the State of Connecticut regarding doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium, and oxybutynin chloride; and the erosion of the Company’s U.S. generic pharmaceutical business. We are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for this matter, but will explore all options as appropriate in our best interests and we intend to defend this lawsuit vigorously.
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

NOTE 12. OTHER COMPREHENSIVE INCOME
The following table presents the tax effects allocated to each component of Other comprehensive income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017			2016
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Net unrealized loss on securities:
Unrealized loss arising during the period	$(544)	$198	$(346)	$(1,386)	$526	$(860)
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	—	—	—
Net unrealized (losses) gains	$(544)	$198	$(346)	$(1,386)	$526	$(860)
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain (loss) arising during the period	15,134	—	15,134	54,572	26,191	80,763
Less: reclassification adjustments for loss realized in net loss	—	—	—	—	—	—
Foreign currency translation gain	$15,134	$—	$15,134	$54,572	$26,191	$80,763
Other comprehensive income	$14,590	$198	$14,788	$53,186	$26,717	$79,903
The following is a summary of the accumulated balances related to each component of Other comprehensive income, net of taxes, at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Net unrealized gains	$549	$895
Foreign currency translation loss	(339,195)	(354,329)
Accumulated other comprehensive loss	$(338,646)	$(353,434)
NOTE 13. SHAREHOLDERS' EQUITY
Changes in Shareholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2017 (in thousands):

Total Shareholders’ Equity
Shareholders’ equity at January 1, 2017, prior to the adoption of ASU 2016-16	$2,701,589
Effect of adopting ASU 2016-16 (1)	(372,825)
Shareholders' equity at January 1, 2017	$2,328,764
Net loss	(173,828)
Other comprehensive income	14,788
Compensation related to share-based awards	19,493
Tax withholding for restricted shares	(1,097)
Other	(67)
Shareholders’ equity at March 31, 2017	$2,188,053
__________

(1)	Refer to Note 2. Recent Accounting Pronouncements for further description of ASU 2016-16.

The following table displays a reconciliation of our beginning and ending balances in shareholders’ equity for the three months ended March 31, 2016 (in thousands):

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
Share-Based Compensation
In February 2017, the Compensation Committee of the Company’s Board of Directors approved modifications to the Company’s performance stock unit (PSU) program, effective with the 2017 annual grants. The plan is based upon two discrete measures, relative total shareholder return (TSR) and a free cash flow metric. The addition of the free cash flow performance metric, which accounts for 50% of the PSU award at grant, will be measured annually over the performance cycle, which spans a 3-year period. The remaining 50% of the PSU award is tied exclusively to relative TSR performance, which will be measured against the 3-year TSR of a custom index of companies. In addition to meeting the conditions required by both the TSR and free cash flow portions of the awards, grant recipients are also subject to being employed by the Company following the completion of the 3-year period in order to receive the awards.
The Company recognized share-based compensation expense of $19.5 million and $15.0 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $76.6 million. For the PSUs that are based on a free cash flow metric and are measured against annual performance targets, performance targets with respect to future annual performance periods have not yet been established. As a result, no fair value has been ascribed to these future annual performance periods and these performance periods are not reflected in the remaining unrecognized compensation cost.
As of March 31, 2017, the weighted average remaining requisite service period of the non-vested stock options was 3.0 years and for non-vested restricted stock units was 2.6 years.
NOTE 14. OTHER INCOME, NET
The components of Other income, net for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Foreign currency (gain) loss, net	$(2,984)	$996
Equity loss (earnings) from investments accounted for under the equity method, net	1,002	(2,344)
Other miscellaneous, net	(55)	(559)
Other income, net	$(2,037)	$(1,907)
Foreign currency (gain) loss, net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities.
NOTE 15. INCOME TAXES
During the three months ended March 31, 2017, the Company recognized income tax benefit of $11.9 million on $177.4 million of loss from continuing operations before income tax, compared to $118.7 million of tax benefit on $207.5 million of loss from continuing operations before income tax during the comparable 2016 period. The tax benefit for the current period is primarily related to the geographic mix of pretax earnings and the discrete tax benefit associated with the International Pharmaceuticals Segment intangible asset impairment. The tax benefit for the comparable 2016 period was primarily related to the geographic mix of pretax earnings and the discrete tax benefit associated with the U.S. Generic Pharmaceuticals business impairment.

As further discussed in Note 2. Recent Accounting Pronouncements, the Company adopted ASU 2016-16, effective January 1, 2017, resulting in the elimination of previously recorded deferred charges that were established in 2016. Specifically, the Company eliminated a $24.1 million current deferred charge and a $348.8 million non-current deferred charge that were reflected in our Condensed Consolidated Balance Sheet at December 31, 2016 as Prepaid expenses and other current assets and Other assets, respectively. The eliminations of these deferred charges were recorded as adjustments to retained earnings as of January 1, 2017. On adoption, the Company also recorded net deferred tax assets, primarily related to certain intangibles and tax deductible goodwill, of $479.7 million, fully offset by a corresponding valuation allowance.
NOTE 16. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Numerator:
Loss from continuing operations	$(165,423)	$(88,763)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	—	(2)
Loss from continuing operations attributable to Endo International plc ordinary shareholders	$(165,423)	$(88,761)
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(8,405)	(45,108)
Net loss attributable to Endo International plc ordinary shareholders	$(173,828)	$(133,869)
Denominator:
For basic per share data—weighted average shares	223,014	222,302
Dilutive effect of ordinary share equivalents	—	—
Dilutive effect of various convertible notes and warrants	—	—
For diluted per share data—weighted average shares	223,014	222,302
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
Due to the Company’s adoption of ASU 2016-09, effective January 1, 2017, the Company will no longer consider excess tax benefits resulting from share-based compensation awards when applying the treasury stock method to calculate diluted weighted average shares outstanding. Therefore, the adoption of this ASU will have the effect of increasing dilution in periods where there is net income from continuing operations attributable to Endo ordinary shareholders and there are weighted average dilutive awards outstanding.
All stock options and stock awards were excluded from the diluted share calculation for the three months ended March 31, 2017 and 2016 because their effect would have been anti-dilutive, as the Company was in a loss position.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates at Endo International plc. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K, for the year ended December 31, 2016 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this Report, including the following discussion, this Report contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" beginning on page i of this Report.
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to financial information and transactions of Endo International plc and its consolidated subsidiaries.

RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired, (5) pricing of our products, (6) the timing of mergers, acquisitions, divestitures and other related activity. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges, litigation-related charges, restructuring charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Total Revenues. Total revenues for the three months ended March 31, 2017 increased 8% to $1,037.6 million from $963.5 million in the comparable 2016 period. This revenue increase was primarily attributable to increased revenue in our U.S. Generic Pharmaceuticals business as a result of fourth quarter 2016 launches including ezetimibe tablets (generic version of Zetia®) and quetiapine ER tablets (generic version of Seroquel® XR) and an increase in the net sales of VASOSTRICT®, partially offset by decreases in our U.S. Branded Pharmaceuticals segment, driven primarily by generic competition. The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expire in the second quarter of 2017. As a result, revenues for these products are expected to decline significantly in subsequent periods.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three months ended March 31 (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	$	% of Revenue	$	% of Revenue
Cost of revenues	$668,962	64	$688,705	71
Selling, general and administrative	177,240	17	178,355	19
Research and development	43,009	4	41,692	4
Litigation-related and other contingencies, net	936	—	5,200	1
Asset impairment charges	203,962	20	129,625	13
Acquisition-related and integration items	10,880	1	12,554	1
Total costs and expenses*	$1,104,989	106	$1,056,131	110
__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three months ended March 31, 2017 decreased 3% to $669.0 million from the comparable 2016 period, despite increased sales. During the first quarter of 2016, Cost of revenues included charges to increase excess inventory reserves of approximately $45 million at our U.S. Generic Pharmaceuticals segment due to the underperformance of certain products and the planned discontinuance of several products as part of the 2016 U.S. Generic Pharmaceuticals restructuring initiative. Such costs declined significantly during the three months ended March 31, 2017. Additional items contributing to the decrease in Cost of revenues include the impact of product rationalization from the U.S. Generic Pharmaceuticals restructuring initiative for the three months ended March 31, 2017, as well as a year-over-year decrease in inventory step-up expense. Partially offsetting the decrease in Cost of revenues is a year-over-year increase in amortization expense resulting from certain generic product launches, as well as increased costs associated with higher revenues.
Gross margin for the three months ended March 31, 2017 increased to 36% from 29% in the comparable 2016 period. This increase was driven by the reductions in Cost of revenues described above, partially offset by the change in the mix of revenue toward lower margin generic pharmaceutical product sales.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2017 decreased 1% to $177.2 million from the comparable 2016 period. This decrease was primarily a result of cost reduction initiatives that were implemented during 2016 and in the first quarter of 2017, partially offset by restructuring charges of $15.5 million recorded in the first quarter of 2017 related to the January 2017 Restructuring. Our restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Research and development expenses. Research and development (R&D) expenses for the three months ended March 31, 2017 increased 3% to $43.0 million from the comparable 2016 period. This increase was primarily attributable to increased spend at our U.S. Generic Pharmaceuticals segment, which currently has a wide range of products in its pipeline including high-barrier-to-entry generic products and first-to-file or first-to-market opportunities.

Litigation-related and other contingencies, net. Litigation-related and other contingencies, net for the three months ended March 31, 2017 decreased 82% to $0.9 million from the comparable 2016 period. Our material legal proceedings and other contingent matters are described in more detail in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three months ended March 31, 2017 totaled $204.0 million compared to $129.6 million in the comparable 2016 period. A summary of significant goodwill and other intangible asset impairment charges by reportable segment for the three months ended March 31, 2017 and 2016 is included below.
U.S. Generic Pharmaceuticals Segment
During the three months ended March 31, 2017, the Company identified certain market conditions impacting the recoverability of developed technology intangible assets in its U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million during the first quarter of 2017.
During the three months ended March 31, 2016, the Company identified certain market and regulatory conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying amount of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million during the first quarter of 2016. In addition, during the first quarter of 2016, the Company recognized pre-tax, non-cash asset impairment charges of $100.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion.
International Pharmaceuticals Segment
Pursuant to an existing agreement with a wholly owned subsidiary of Novartis AG (Novartis), Paladin licensed the Canadian rights to commercialize serelaxin, an investigational drug for the treatment of acute heart failure (AHF). In March 2017, Novartis announced that a Phase III study of serelaxin in patients with AHF failed to meet its primary endpoints. As a result, Endo has concluded that its serelaxin in-process research and development intangible asset is fully impaired resulting in a $45.5 million impairment charge for the three months ended March 31, 2017.
In addition and as a result of the serelaxin impairment, the Company assessed the recoverability of its Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its book value. Based on the provisions of ASU 2017-04, which the Company adopted as of January 1, 2017, the Company recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017. The Company estimated the fair value of the Paladin reporting unit using an income approach that utilizes a discounted cash flow model, which is dependent upon the Company’s estimates of future cash flows and other factors. This estimate involves assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. The underlying assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%, reflecting the overall risk associated with the reporting unit and other market factors. We believe the discount rate and other inputs and assumptions are consistent with those that a market participant would use.
Additionally, the Company is currently assessing strategic alternatives for its Somar business. Should this strategic process continue to advance successfully, the assets and liabilities of the Somar business may eventually be classified as held-for-sale in our Condensed Consolidated Balance Sheets. Although we cannot predict the ultimate timing or outcome of the strategic process, held-for-sale accounting will trigger an additional impairment review that could lead to material impairment charges. Based on progress to date and preliminary indications of interest from potential buyers, it is possible that certain Somar assets could become impaired, including intangible assets and goodwill. As of March 31, 2017, Somar’s net book value, including currency translation adjustments, was approximately $220 million.
Acquisition-related and integration items. Acquisition-related and integration items for the three months ended March 31, 2017 decreased 13% to $10.9 million from the comparable 2016 period. Acquisition-related and integration items, excluding amounts related to contingent consideration, for the three months ended March 31, 2017 decreased 79.8% to $4.7 million from the comparable 2016 period. The decrease was primarily attributable to lower costs incurred associated with our 2015 Auxilium and Par acquisitions.
Net adjustments related to acquisition-related contingent consideration, which resulted from changes in market conditions impacting the commercial potential of the underlying products, included a charge of $6.2 million for the three months ended March 31, 2017 compared to a benefit of $10.7 million in the comparable 2016 period. See Note 7. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.

Interest expense, net. The components of Interest expense, net for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense	$113,453	$117,470
Interest income	(1,454)	(677)
Interest expense, net	$111,999	$116,793
Interest expense for the three months ended March 31, 2017 decreased 3% to $113.5 million from the comparable 2016 period. This decrease was primarily attributable to a decrease in the aggregate principal amount of our average total outstanding indebtedness to $8.4 billion for the three months ended March 31, 2017 from $8.7 billion in the comparable 2016 period.
Other income, net. The components of Other income, net for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Foreign currency (gain) loss, net	$(2,984)	$996
Equity loss (earnings) from investments accounted for under the equity method, net	1,002	(2,344)
Other miscellaneous, net	(55)	(559)
Other income, net	$(2,037)	$(1,907)
Foreign currency loss (gain), net results from the remeasurement of our foreign currency denominated assets and liabilities.
Income tax benefit. During the three months ended March 31, 2017, the Company recognized income tax benefit of $11.9 million on $177.4 million of loss from continuing operations before income tax, compared to $118.7 million of tax benefit on $207.5 million of loss from continuing operations before income tax during the comparable 2016 period. The tax benefit for the current period is primarily related to the geographic mix of pretax earnings and the discrete tax benefit associated with the International Pharmaceuticals Segment intangible asset impairment. The tax benefit for the comparable 2016 period was primarily related to the geographic mix of pretax earnings and the discrete tax benefit associated with the U.S. Generic Pharmaceuticals business impairment.
As further discussed in Note 2. Recent Accounting Pronouncements of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company adopted ASU 2016-16, effective January 1, 2017, resulting in the elimination of previously recorded deferred charges that were established in 2016. Specifically, the Company eliminated a $24.1 million current deferred charge and a $348.8 million non-current deferred charge that were reflected in our Condensed Consolidated Balance Sheet at December 31, 2016 as Prepaid expenses and other current assets and Other assets, respectively. The eliminations of these deferred charges were recorded as adjustments to retained earnings as of January 1, 2017. On adoption, the Company also recorded net deferred tax assets, primarily related to certain intangibles and tax deductible goodwill, of $479.7 million, fully offset by a corresponding valuation allowance.
Discontinued operations, net of tax. As a result of the decision to sell our AMS business and wind down our Astora business, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations totaled $8.4 million of loss, net of tax, during the three months ended March 31, 2017 compared to $45.1 million of loss, net of tax, in the comparable 2016 period.
The change during the three months ended March 31, 2017 was mainly due to a decrease in overall spending related to the wind-down of our Astora business. Additionally, there was a decrease in charges relating to mesh litigation of $2.2 million and a decrease in asset impairment charges of $21.2 million. These amounts were partially offset by a decrease in the income tax benefit of $19.2 million.
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
Certain of the corporate general and administrative expenses incurred by us are not attributable to any specific segment. Accordingly, these costs are not allocated to any of our segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of our segments. Our consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segments less these unallocated corporate items.
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
Revenues. The following table displays our revenue by reportable segment for the three months ended March 31 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues to external customers:
U.S. Generic Pharmaceuticals	$721,983	$583,390
U.S. Branded Pharmaceuticals	250,159	308,813
International Pharmaceuticals (1)	65,458	71,336
Total net revenues to external customers	$1,037,600	$963,539
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to Canada, Latin America and South Africa.

U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
U.S. Generic Pharmaceuticals:
U.S. Generics Base (1)	$236,147	$347,429
Sterile Injectables	151,349	123,689
New Launches and Alternative Dosages (2)	334,487	112,272
Total U.S. Generic Pharmaceuticals	$721,983	$583,390
__________

(1)	U.S. Generics Base includes solid oral-extended release, solid oral-immediate release and pain/controlled substances products.

(2)
New Launches and Alternative Dosages includes liquids, semi-solids, patches, powders, ophthalmics, sprays and new product launches. Products are included in New Launches during the calendar year of launch and the subsequent calendar year such that the period of time any product will be considered a New Launch will range from thirteen to twenty-four months. New Launches contributed $241.5 million of revenues for the three months ended March 31, 2017 compared to $29.3 million of revenues in the comparable 2016 period.

Net sales of U.S. Generics Base for the three months ended March 31, 2017 decreased 32% to $236.1 million from the comparable 2016 period. This decrease was primarily attributable to continued competitive pressure on commoditized generic products and product rationalization actions resulting from the 2016 U.S. Generic Pharmaceuticals restructuring.
Net sales of Sterile Injectables for the three months ended March 31, 2017 increased 22% to $151.3 million from the comparable 2016 period. This increase was primarily attributable to net sales of VASOSTRICT® and certain other products. VASOSTRICT® is the first and only vasopressin injection with a New Drug Application (NDA) approved by the FDA. Its sales were $99.2 million for the three months ended March 31, 2017, up from $80.0 million in the comparable 2016 period, with the change driven by increases in both price and volume.
Net sales of New Launches and Alternative Dosages for the three months ended March 31, 2017 increased 198% to $334.5 million from the comparable 2016 period. This increase was primarily attributable to sales of ezetimibe tablets and quetiapine ER tablets, both of which are first-to-file products launched in the fourth quarter of 2016. The marketing exclusivity periods for each of these products expire in the second quarter of 2017. As a result, revenues for these products are expected to decline significantly in subsequent periods. Total combined net sales for these two products for the three months ended March 31, 2017 were approximately $201.4 million. The remaining increase was attributable to Alternative Dosages, driven by favorable changes in the competitive market for certain products in this category.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
Specialty Products:
XIAFLEX®	$49,525	$44,045
SUPPRELIN® LA	19,181	17,252
Other Specialty (1)	36,028	32,969
Total Specialty Products	$104,734	$94,266
Established Products:
OPANA® ER	$35,718	$44,670
PERCOCET®	30,945	33,593
VOLTAREN® Gel	14,274	35,747
LIDODERM®	13,176	19,712
Other Established (2)	51,312	80,825
Total Established Products	$145,425	$214,547
Total U.S. Branded Pharmaceuticals (3)	$250,159	$308,813
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray, and AVEED®.

(2)	Products included within Other Established include, but are not limited to, TESTIM® and FORTESTA® Gel, including the authorized generic.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2017 or 2016. LIDODERM® is separately presented as its revenues exceeded $25 million in certain quarterly periods in 2016.

Specialty Products
Net sales of XIAFLEX® for the three months ended March 31, 2017 increased 12% to $49.5 million from the comparable 2016 period. The increase was primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX® as well as price.
Net sales of SUPPRELIN® LA for the three months ended March 31, 2017 increased 11% to $19.2 million from the comparable 2016 period. This increase was primarily attributable to price increases.
Net sales of Other Specialty Products for the three months ended March 31, 2017 increased 9% to $36.0 million from the comparable 2016 period. This increase was attributable to increased NASCOBAL® Nasal Spray and TESTOPEL® revenues related to price and volume increases for both products.
Established Products
Net sales of OPANA® ER for the three months ended March 31, 2017 decreased 20% to $35.7 million from the comparable 2016 period. Net sales continue to be impacted by competing generic versions of OPANA® ER and market declines. In March 2017, we announced that the FDA’s Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees (the Committees) voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. While several of the Committee members acknowledged the role of OPANA® ER in clinical practice, others believed its benefits are now outweighed by the continuing public health concerns around the product’s misuse, abuse and diversion. During the Committees’ discussion following the vote, a number of Committee members recommended that OPANA® ER remain on the market with additional regulatory restrictions to mitigate the risks. The FDA convened these Committees to discuss pre- and post-marketing data about the abuse of OPANA® ER, the product’s overall risk-benefit profile, as well as the abuse of generic oxymorphone ER and oxymorphone immediate-release products. While the FDA will consider the Committees’ vote, any decision regarding whether to take regulatory action rests solely with the FDA. Any such regulatory action taken could have material adverse effect on future sales of OPANA® ER.
Net sales of PERCOCET® for the three months ended March 31, 2017 decreased 8% to $30.9 million from the comparable 2016 period. This decrease was attributable to volume decreases, partially offset by price increases.
Net sales of VOLTAREN® Gel for the three months ended March 31, 2017 decreased 60% to $14.3 million from the comparable 2016 period. This decrease was primarily attributable to the March 2016 launch of Amneal Pharmaceuticals LLC’s generic equivalent of VOLTAREN® Gel and our launch of the authorized generic of VOLTAREN® Gel in July 2016. Subject to FDA approval, it is possible one or more additional competing generic products could potentially enter the market, which could negatively impact future sales of VOLTAREN® Gel.
Net sales of LIDODERM® for the three months ended March 31, 2017 decreased 33% to $13.2 million from the comparable 2016 period. This decrease was attributable to volume decreases resulting from generic competition, partially offset by an increase in price.
Net sales of Other Established Products for the three months ended March 31, 2017 decreased 37% to $51.3 million from the comparable 2016 period. This decrease was attributable to generic competition on FROVA®, the divestiture of STENDRA® in the third quarter of 2016 and volume decreases related to other products in this category resulting from generic competition.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three months ended March 31, 2017 decreased 8% to $65.5 million from the comparable 2016 period. This decrease was primarily attributable to lower volumes across the international markets in which we operate.
Adjusted income from continuing operations before income tax. The following table displays our Adjusted income from continuing operations before income tax by reportable segment for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted income from continuing operations before income tax:
U.S. Generic Pharmaceuticals	$341,599	$211,768
U.S. Branded Pharmaceuticals	129,492	168,781
International Pharmaceuticals	14,882	21,754
Total segment adjusted income from continuing operations before income tax	$485,973	$402,303
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2017 increased 61% to $341.6 million from the comparable 2016 period. This increase was driven by increases to both revenues and gross margins, primarily due to the fourth quarter 2016 launch of ezetimibe tablets and quetiapine ER tablets. Gross margin also improved for the three months ended March 31, 2017 due to product rationalization actions resulting from the 2016 U.S. Generic Pharmaceuticals restructuring.

U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2017 decreased 23% to $129.5 million from the comparable 2016 period. This decrease is primarily attributable to decreased VOLTAREN® Gel, FROVA®, LIDODERM® and OPANA® ER revenues related to generic competition and the divestiture of STENDRA® in the third quarter of 2016. The decrease in revenue was offset by targeted cost reductions in selling, general and administrative expenses associated with our previously announced restructuring initiatives.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three months ended March 31, 2017 decreased 32% to $14.9 million from the comparable 2016 period. This decrease was primarily attributable to decreased revenues as described above and unfavorable shifts in the mix of revenue.
The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2017	2016
Total consolidated loss from continuing operations before income tax	$(177,351)	$(207,478)
Interest expense, net	111,999	116,793
Corporate unallocated costs (1)	47,468	36,280
Amortization of intangible assets	263,134	211,669
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	115	68,476
Upfront and milestone payments to partners	3,095	1,417
Separation benefits and other cost reduction initiatives (2)	22,670	38,456
Impact of VOLTAREN® Gel generic competition	—	(7,750)
Certain litigation-related charges, net (3)	936	5,200
Asset impairment charges (4)	203,962	129,625
Acquisition-related and integration items (5)	10,880	12,554
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,694)	1,255
Other, net	1,759	(4,194)
Total segment adjusted income from continuing operations before income tax	$485,973	$402,303
__________

(1)	Corporate unallocated costs include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Separation benefits and other cost reduction initiatives include employee separation costs of $20.8 million and $6.8 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, there were other restructuring costs of $1.9 million. Other amounts in the comparable 2016 period primarily consist of $26.9 million of inventory write-offs and $4.4 million of other restructuring costs. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	These amounts include charges for Litigation-related and other contingencies, net as further described in Note 11. Commitments and Contingencies.

(4)	Asset impairment charges primarily relate to charges to write down goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles.

(5)
Acquisition-related and integration items include costs directly associated with previous acquisitions of $4.7 million and $23.2 million for three months ended March 31, 2017 and 2016, respectively. In addition, during the three months ended March 31, 2017, there was a charge due to changes in fair value of contingent consideration of $6.2 million. During the three months ended March 31, 2016, there was a benefit due to changes in the fair value of contingent consideration of $10.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, contingent liabilities, vaginal mesh liability payments and debt service payments. The Company’s working capital was $273.6 million at March 31, 2017 compared to a working capital deficit of $45.3 million at December 31, 2016. The amount at March 31, 2017 includes restricted cash and cash equivalents of $272.0 million held in Qualified Settlement Funds (QSFs) for mesh product liability settlement agreements, which is expected to be paid to qualified claimants within the next twelve months. The amount at December 31, 2016 included restricted cash and cash equivalents of $276.0 million held in QSFs for mesh product liability settlement agreements.
Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $617.6 million at March 31, 2017 compared to $517.3 million at December 31, 2016.

We expect cash generated from operations together with our cash, cash equivalents and the revolving credit facilities to be sufficient to cover cash needs for working capital and general corporate purposes, contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchases and any regulatory and/or sales milestones that may become due over the next year. However, on a longer term basis, we may not be able to accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows.
We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs. We have historically had broad access to financial markets that provide liquidity; however, we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of any acquisition efforts, if any, we are likely to experience significant charges to earnings for merger and related expenses (whether or not the acquisitions are consummated) that may include transaction costs, closure costs or costs of restructuring activities.
Borrowings. At March 31, 2017, the Company’s indebtedness includes a credit agreement with combined outstanding principal borrowings of $3,686.3 million and additional availability of approximately $996.0 million under the revolving credit facilities.
The credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of March 31, 2017, we were in compliance with all such covenants.
On April 27, 2017, the Company repaid the amounts owed under this credit agreement and entered into a new five-year revolving credit facility in a principal amount of $1,000.0 million and (ii) a seven-year term loan facility in a principal amount of $3,415.0 million. The new credit facilities are further described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
At March 31, 2017, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $4.7 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. These notes are senior unsecured obligations of the Company’s subsidiaries and are issued or guaranteed on a senior unsecured basis, as applicable, by all of our significant subsidiaries (other than Astora, Somar and Litha) and certain of our other subsidiaries, except for the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for senior unsecured indentures. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, create certain liens, merge, consolidate, or sell substantially all of the Company’s assets, or enter into certain transactions with affiliates. As of March 31, 2017, we were in compliance with all covenants.
On April 27, 2017, the Company issued $300.0 million in aggregate principal amount of 5.875% senior secured notes due 2024 (the 2024 Notes). The 2024 Notes are further described in Note 10. Debt.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B2 with a stable outlook and B+ with a negative outlook, respectively.
Working capital. The components of our working capital and our liquidity at March 31, 2017 and December 31, 2016 are below (dollars in thousands):

	March 31, 2017	December 31, 2016
Total current assets	$2,332,721	$2,589,459
Less: total current liabilities	(2,059,164)	(2,634,745)
Working capital	$273,557	$(45,286)
Current ratio	1.1:1	-1.0:1

Net working capital increased by $318.8 million from December 31, 2016 to March 31, 2017. This increase was primarily attributable to net cash provided by operating activities of $167.8 million. Other significant items contributing to the change in working capital were largely offsetting. These items include a $248.8 million decrease in the current portion of our mesh legal settlement accrual with an associated decrease in restricted cash and cash equivalents of $247.5 million resulting from distributions to claimants from Qualified Settlement Funds. This reduction in restricted cash and cash equivalents was offset by funding of the mesh qualified settlement funds in the amount of $243.3 million. A reduction in accounts receivable of $302.6 million was largely due to cash collections on fourth quarter sales of ezetemibe tablets and quetiapine ER tablets which was partially offset by a net reduction in accounts payable and accrued expenses of $234.8 million, largely related to a reduction in gross-to-net accruals, the payment of accrued interest on outstanding high-yield notes, the majority of which is paid in January and July of each year, and payments to partners related to fourth quarter sales of ezetimibe tablets. In addition, as of March 31, 2017, we reclassified approximately $112.4 million of debt from current to non-current as a result of our April 2017 Refinancing, resulting in a corresponding increase in working capital. Partially offsetting the increase in working capital were purchases of property, plant and equipment of $27.2 million during the three months ended March 31, 2017 and the elimination of a $24.1 million current deferred charge related to the adoption of ASU 2016-16, which was recorded as an adjustment to retained earnings.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$167,763	$(45,767)
Investing activities	(7,121)	31,070
Financing activities	(53,194)	(38,650)
Effect of foreign exchange rate	1,444	2,967
Movement in cash held for sale	(8,553)	—
Net increase in cash and cash equivalents	$100,339	$(50,380)
Net cash provided by (used in) operating activities. Net cash provided by operating activities was $167.8 million for the three months ended March 31, 2017 compared to $45.8 million of net cash used by operating activities in the comparable 2016 period.
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
The $213.5 million fluctuation in Net cash provided by (used in) operating activities for the three months ended March 31, 2017 compared to the comparable 2016 period was primarily the result of the timing of cash collections and cash payments related to our operations. In particular, net sales of ezetimibe tablets and quetiapine ER tablets, which were launched in the fourth quarter of 2016, generated increased cash receipts during the three months ended March 31, 2017 compared to the same period in 2016. As a result of continued generic competition on certain legacy branded products and the discontinuation of certain generic products resulting from the 2016 U.S. Generic Pharmaceuticals restructuring initiative, cash outlays for customer rebates and chargebacks decreased during the three months ended March 31, 2017 compared to 2016. These favorable cash impacts were partially offset by increased payments to partners resulting from fourth quarter sales of ezetimibe tablets and an increase in cash outlays for existing mesh settlement agreements during the three months ended March 31, 2017 compared to the same period in 2016.
Net cash (used in) provided by investing activities. Net cash used in investing activities was $7.1 million for the three months ended March 31, 2017 compared to $31.1 million provided by investing activities in the comparable 2016 period.
This $38.2 million fluctuation in cash used in investing activities for the three months ended March 31, 2017 compared to the comparable 2016 period relates primarily to $243.3 million paid into QSFs for mesh settlements during the three months ended March 31, 2017, which was $122.4 million more than cash paid into the QSFs during the comparable 2016 period. This fluctuation was partially offset by $247.5 million of cash released from the QSFs for mesh settlements during three months ended March 31, 2017, which was $62.9 million more than cash released from the QSFs during the comparable 2016 period. Cash payments into QSFs result in a cash outflow for investing activities. Cash releases from QSFs result in a cash inflow for investing activities and a corresponding outflow for cash provided by (used in) operating activities. Payments related to our QSFs are further described in Note 11. Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Partially offsetting the QSF activity between periods, prior year activity included payments for patent acquisition costs and license fees of $13.0 million, with no comparable activity during three months ended March 31, 2017. In addition, there was an increase in net proceeds from the sales of businesses and other assets of $9.8 million.

Net cash used in financing activities. Net cash used in financing activities was $53.2 million for the three months ended March 31, 2017 compared to $38.7 million used in financing activities in the comparable 2016 period.
Items contributing to the $14.5 million increase in cash used in financing activities for the three months ended March 31, 2017 compared to the comparable 2016 period include an increase in payments for contingent consideration of $13.8 million and an increase in principal payments on term loans of $6.9 million, partially offset by a decrease in payments of tax withholding for restricted shares of $9.2 million.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, asset impairment charges, litigation related charges, restructuring costs, including separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of business combinations. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
Contractual Obligations. As of March 31, 2017, there were no material changes in our contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, except for the debt issuances and repayments described in Note 10. Debt of the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2016. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.
As described in more detail above under the caption “RESULTS OF OPERATIONS”, as a result of the Paladin interim goodwill test performed during the first quarter of 2017, the Company recorded a pre-tax, non-cash goodwill impairment charge relating to our Paladin reporting unit of $83 million. A 50 basis point increase in the assumed discount rate utilized or a 50 basis point decrease in the annual growth rate would have increased our Paladin reporting unit goodwill impairment charge by approximately $20 million and $10 million, respectively.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with our term loan and revolving credit facilities. At March 31, 2017, our variable-rate debt borrowings related to our term loan facilities and had an aggregate principal amount of $3.7 billion. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate (LIBOR), in certain cases subject to a LIBOR floor. A hypothetical 1% increase in LIBOR over the LIBOR floor would result in $36.9 million in incremental annual interest expense related to our variable-rate debt borrowings.
To the extent we utilize amounts under our revolving credit facilities or take on additional variable rate indebtedness, including the impact of our April 2017 refinancing described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we will be exposed to additional interest rate risk.
As of March 31, 2017 and December 31, 2016, we had no other assets or liabilities with significant interest rate sensitivity.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1 by reference.
Item 1A.    Risk Factors
Risk factors disclosed in Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017 (Annual Report) are incorporated into this document by reference. There have been no material changes to the risk factors disclosed therein.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2017.
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

ENDO INTERNATIONAL PLC
(Registrant)

/s/ PAUL V. CAMPANELLI
Name:	Paul V. Campanelli
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2017

Exhibit Index

Exhibit No.	Title

2.1*
Sale Agreement, dated as of February 27, 2017, by and among Acino Pharma AG and the Endo Luxembourg Finance Company I S.à.r.l., Endo Luxembourg Finance Company II S.à.r.l. and Endo Ventures Limited (filed herewith)

4.1
Indenture, dated as of April 27, 2017, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 5.875% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on April 28, 2017)

4.2	Form of 5.875% Senior Secured Notes due 2024 (included in Exhibit 4.1)

10.1
Purchase Agreement, dated April 12, 2017, among Endo International plc, Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc, the guarantors party thereto and J.P. Morgan Securities LLC and Citigroup Global Markets, Inc., as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on April 13, 2017)

10.2
Credit Agreement, dated as of April 27, 2017, among Endo International, plc, as parent, Endo Luxembourg Finance Company I S.à.r.l. and Endo LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on April 28, 2017)

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

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended