Form 10-Q
period 2017-06-30
Endo International plc
filed 2017-08-08
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of July 31, 2017:	223,292,068

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance, and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors,” and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and as otherwise enumerated herein, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$616,534	$517,250
Restricted cash and cash equivalents	364,796	282,074
Accounts receivable	580,123	992,153
Inventories, net	489,752	555,671
Prepaid expenses and other current assets	33,325	77,523
Income taxes receivable	24,295	47,803
Assets held for sale	166,190	116,985
Total current assets	$2,275,015	$2,589,459
MARKETABLE SECURITIES	2,494	2,267
PROPERTY, PLANT AND EQUIPMENT, NET	637,820	669,596
GOODWILL	4,447,314	4,729,395
OTHER INTANGIBLES, NET	4,836,087	5,859,297
DEFERRED INCOME TAXES	799	7,817
OTHER ASSETS	78,561	417,278
TOTAL ASSETS	$12,278,090	$14,275,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,233,336	$1,454,084
Current portion of legal settlement accrual	909,831	1,015,932
Current portion of long-term debt	34,150	131,125
Income taxes payable	5,263	9,266
Liabilities held for sale	44,367	24,338
Total current liabilities	$2,226,947	$2,634,745
DEFERRED INCOME TAXES	79,805	192,297
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,251,289	8,141,378
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION, NET	425,756	—
OTHER LIABILITIES	485,187	605,100
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both June 30, 2017 and December 31, 2016	46	42
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 223,284,141 and 222,954,175 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	8,768,305	8,743,240
Accumulated deficit	(7,631,452)	(5,688,281)
Accumulated other comprehensive loss	(327,815)	(353,434)
Total shareholders’ equity	$809,106	$2,701,589
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,278,090	$14,275,109
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
TOTAL REVENUES	$875,731	$920,887	$1,913,331	$1,884,426
COSTS AND EXPENSES:
Cost of revenues	539,401	632,218	1,208,363	1,320,923
Selling, general and administrative	155,555	193,070	332,795	371,425
Research and development	40,869	50,589	83,878	92,281
Litigation-related and other contingencies, net	(2,600)	5,259	(1,664)	10,459
Asset impairment charges	725,044	39,951	929,006	169,576
Acquisition-related and integration items	4,190	48,171	15,070	60,725
OPERATING LOSS FROM CONTINUING OPERATIONS	$(586,728)	$(48,371)	$(654,117)	$(140,963)
INTEREST EXPENSE, NET	121,747	111,919	233,746	228,712
LOSS ON EXTINGUISHMENT OF DEBT	51,734	—	51,734	—
OTHER (INCOME) EXPENSE, NET	(6,709)	5,175	(8,746)	3,268
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(753,500)	$(165,465)	$(930,851)	$(372,943)
INCOME TAX BENEFIT	(57,480)	(555,277)	(69,408)	(673,992)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(696,020)	$389,812	$(861,443)	$301,049
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(700,498)	(46,216)	(708,903)	(91,324)
CONSOLIDATED NET (LOSS) INCOME	$(1,396,518)	$343,596	$(1,570,346)	$209,725
Less: Net income attributable to noncontrolling interests	—	18	—	16
NET (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(1,396,518)	$343,578	$(1,570,346)	$209,709
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(3.12)	$1.75	$(3.86)	$1.35
Discontinued operations	(3.14)	(0.21)	(3.18)	(0.41)
Basic	$(6.26)	$1.54	$(7.04)	$0.94
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(3.12)	$1.75	$(3.86)	$1.35
Discontinued operations	(3.14)	(0.21)	(3.18)	(0.41)
Diluted	$(6.26)	$1.54	$(7.04)	$0.94
WEIGHTED AVERAGE SHARES:
Basic	223,158	222,667	223,086	222,485
Diluted	223,158	222,863	223,086	223,021
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
CONSOLIDATED NET (LOSS) INCOME		$(1,396,518)		$343,596		$(1,570,346)		$209,725
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$491		$(147)		$145		$(1,007)
Less: reclassification adjustments for loss realized in net (loss) income	—	491	—	(147)	—	145	—	(1,007)
Foreign currency translation gain (loss):
Foreign currency gain (loss) arising during the period	10,340		(21,609)		$25,474		$59,154
Less: reclassification adjustments for loss realized in net (loss) income	—	10,340	—	(21,609)	—	25,474	—	59,154
OTHER COMPREHENSIVE INCOME (LOSS)		$10,831		$(21,756)		$25,619		$58,147
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(1,385,687)		$321,840		$(1,544,727)		$267,872
Less: Net income attributable to noncontrolling interests		—		18		—		16
Less: Other comprehensive income (loss) attributable to noncontrolling interests		—		(18)		—		38
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(1,385,687)		$321,840		$(1,544,727)		$267,818
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(1,570,346)	$209,725
Adjustments to reconcile consolidated net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	499,656	476,911
Inventory step-up	215	87,970
Share-based compensation	27,005	29,585
Amortization of debt issuance costs and discount	12,757	14,483
(Benefit) provision for bad debts	(498)	8,082
Provision for inventory reserve	85,806	84,590
Deferred income taxes	(179,775)	(670,615)
Change in fair value of contingent consideration	8,134	13,204
Loss on extinguishment of debt	51,734	—
Asset impairment charges	929,006	190,904
(Gain) loss on sale of business and other assets	(2,311)	575
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	409,790	133,654
Inventories	(47,513)	(54,760)
Prepaid and other assets	16,322	21,846
Accounts payable and accrued expenses	110,057	(282,419)
Other liabilities	(24,707)	(395,126)
Income taxes payable/receivable	15,654	690,002
Net cash provided by operating activities	$340,986	$558,611
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(59,729)	(53,705)
Patent acquisition costs and license fees	—	(13,000)
Proceeds from sale of business and other assets, net	18,531	6,631
Increase in restricted cash and cash equivalents	(522,772)	(327,359)
Decrease in restricted cash and cash equivalents	440,190	524,438
Net cash (used in) provided by investing activities	$(123,780)	$137,005

	Six Months Ended June 30,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from issuance of notes	300,000	—
Proceeds from issuance of term loans	3,415,000	—
Principal payments on term loans	(3,713,875)	(48,375)
Repayments of revolving debt	—	(225,000)
Principal payments on other indebtedness, net	(3,675)	(3,365)
Deferred financing fees	(53,954)	(500)
Payment for contingent consideration	(41,240)	(18,646)
Payments of tax withholding for restricted shares	(1,839)	(10,396)
Exercise of options	—	1,952
Issuance of ordinary shares related to the employee stock purchase plan	—	2,729
Net cash used in financing activities	$(99,583)	$(301,601)
Effect of foreign exchange rate	2,786	1,459
Movement in cash held for sale	(21,125)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	$99,284	$395,474
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	517,250	272,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$616,534	$667,822
SUPPLEMENTAL INFORMATION:
Cash received from income taxes, net	$8,931	$698,584
Cash paid into Qualified Settlement Funds for mesh legal settlements	$522,770	$326,795
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$440,190	$524,438
Other cash distributions for mesh legal settlements	$3,794	$5,438
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for purchases of property, plant and equipment	$1,325	$2,363
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2017 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2016 was derived from audited financial statements.
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

The Company will adopt the new revenue recognition standard on January 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated results of operations and financial position. The Company’s cross-functional implementation team consisting of representatives from across its business segments is progressing towards the completion of the diagnostic assessment of the impact of the standard on its contract portfolio, including review of customer contracts, as well as the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The majority of the Company’s revenue is generated from product sales and the Company currently does not anticipate a significant impact to revenue related to these arrangements; however, this analysis is preliminary and remains subject to change. In certain limited situations, under current GAAP, the Company has deferred revenue for certain product sales because the sales price was not deemed to be fixed or determinable. Under the new standard, the Company will be required to estimate the variable consideration associated with these transactions and record revenue at the point of sale. The Company continues to evaluate the impact on certain less significant transactions, including certain licensing arrangements, and expects to substantially complete its diagnostic assessment during the third quarter of 2017. The Company is also continuing to evaluate the internal control implications associated with the adoption of the new standard, including the identification and implementation, if necessary, of changes to its business processes, systems and controls to support recognition and disclosure under the new standard.
The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will utilize the modified retrospective method of adoption.
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
In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash” (ASU 2016-18). ASU 2016-18 states that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, and all updates should be applied using a retrospective transition method. Subsequent to the adoption of ASU 2016-18 the mesh-related qualified settlement funds and other restricted cash accounts will be included in the beginning-of-period and end-of-period Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows and transfers into and out of the qualified settlement funds will therefore no longer result in separate investing cash flows in the Condensed Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation” (ASU 2017-09). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. It is intended to reduce both (1) diversity in practice and (2) cost and complexity when accounting for changes to the terms or conditions of share-based payment awards. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of ASU 2017-09 on the Company’s consolidated results of operations and financial position.

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
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees including: (a) requiring all income tax effects of awards to be recognized in the income statement, rather than in additional paid in capital, when the awards vest or are settled, (b) eliminating the requirement that excess tax benefits be realized before companies can recognize them, (c) requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (d) increasing the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, (e) requiring an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows and (f) electing whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2017 on a prospective basis, except for the provision requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, which was adopted retrospectively. As a result of the adoption, during the three and six months ended June 30, 2017, the Company recognized tax expense of $0.4 million and $4.8 million, respectively, in its Condensed Consolidated Statement of Operations that would have been recorded as additional paid-in capital prior to adoption. In addition, the Company retrospectively adjusted its statement of cash flows for the six months ended June 30, 2016 to present an inflow of $3.9 million related to excess tax benefits as an operating activity, rather than as a financing activity. The adoption of ASU 2016-09 did not impact beginning retained earnings and the Company will continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this amended guidance had a significant impact on the Company’s consolidated financial statements.
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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects of any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard on January 1, 2017. Refer to Note 8. Goodwill and Other Intangibles for a description of goodwill impairment charges taken during the six months ended June 30, 2017.
NOTE 3. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
American Medical Systems
On February 24, 2015, the Company’s Board of Directors (Board of Directors) approved a plan to sell the Company’s American Medical Systems Holdings, Inc. (AMS) business. The AMS business included the Men’s Health and Prostate Health businesses, which were sold to Boston Scientific Corporation on August 3, 2015, as well as the Women’s Health business (Astora). On February 24, 2016, the Company’s Board of Directors resolved to wind-down the remaining Astora business as it did not align with the Company’s strategic direction and to reduce Astora’s exposure to the mesh-related product liability. Astora ceased business operations on March 31, 2016.
The operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented.
The following table provides the operating results of AMS Discontinued operations, net of tax for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$179	$863	$179	$29,714
Litigation-related and other contingencies, net	$775,474	$—	$775,684	$2,450
Asset impairment charges	$—	$149	$—	$21,328
Loss from discontinued operations before income taxes	$(791,588)	$(22,492)	$(804,485)	$(91,324)
Income tax benefit	$(91,090)	$23,724	$(95,582)	$—
Discontinued operations, net of tax	$(700,498)	$(46,216)	$(708,903)	$(91,324)
Amounts reported in the table above as Litigation-related and other contingencies, net primarily relate to charges for vaginal-mesh-related matters, which are further described in Note 11. Commitments and Contingencies.
The cash flows from discontinued operating activities related to AMS included the impact of net losses of $708.9 million and $91.3 million for the six months ended June 30, 2017 and 2016, respectively, and the impact of cash activity related to vaginal mesh cases, which is further described in Note 11. Commitments and Contingencies. Net cash used in discontinued investing activities related to AMS consisted of purchases of property, plant and equipment of $0.1 million for the six months ended June 30, 2016, with no comparable amount during the six months ended June 30, 2017. There was no depreciation or amortization during the three and six months ended June 30, 2017 or 2016 related to AMS.
Astora Restructuring
The Astora wind-down process included a restructuring initiative implemented during the three months ended March 31, 2016, which included a reduction of the Astora workforce consisting of approximately 250 employees.

The Company did not incur any pre-tax charges during the three and six months ended June 30, 2017 as a result of the Astora restructuring initiative. The Company incurred expenses of $6.0 million and $66.6 million during the three and six months ended June 30, 2016, consisting of employee separation and other benefit-related costs, asset impairment charges, contract termination charges and other general restructuring costs. The Company anticipates there will be no significant additional pre-tax restructuring expenses related to this initiative. The majority of these actions were completed as of September 30, 2016 and substantially all cash payments were made by June 30, 2017. These restructuring costs are included in Discontinued operations in the Condensed Consolidated Statements of Operations.
A summary of expenses related to the Astora restructuring initiative is included below for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June, 2016
Employee separation, retention and other benefit-related costs	$5,317	$21,466
Asset impairment charges	149	21,328
Contract termination-related items	(424)	9,800
Other wind down costs	909	14,030
Total	$5,951	$66,624
The liability related to the Astora restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the six months ended June 30, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Contract Termination Charges	Total
Liability balance as of January 1, 2017	$3,855	$1,661	$5,516
Cash distributions	(3,175)	(952)	(4,127)
Liability balance as of June 30, 2017	$680	$709	$1,389
Litha
During the fourth quarter of 2016, the Company initiated a process to sell its Litha Healthcare Group Limited and related Sub-Sahara African business assets (Litha) and, on February 27, 2017, the Company entered into a definitive agreement to sell Litha to Acino Pharma AG. The sale closed on July 3, 2017. At closing, the Company received approximately $97 million in cash, after giving effect to initial cash and net working capital purchase price adjustments, and may receive up to an additional $11 million in contingent consideration. The assets and liabilities of Litha are classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. Litha is part of the Company’s International Pharmaceuticals segment.
The following table provides the components of Assets and Liabilities held for sale of Litha as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Current assets	$59,221	$50,167
Property, plant and equipment	3,617	3,527
Other intangibles, net	21,893	29,950
Other assets	14,877	11,343
Assets held for sale	$99,608	$94,987
Current liabilities	26,059	18,642
Other liabilities	4,375	5,696
Liabilities held for sale	$30,434	$24,338
Litha does not meet the requirements for treatment as a discontinued operation.

Somar
During the first quarter of 2017, the Company announced that it was assessing strategic alternatives for its Somar business. On June 30, 2017, the Company entered into a definitive agreement to sell Grupo Farmacéutico Somar, S.A.P.I. de C.V., together with its subsidiaries (Somar), to AI Global Investments (Netherlands) PCC Limited (AI Global) acting for and on behalf of the Soar Cell. AI Global will pay an aggregate purchase price of approximately $124 million in cash, subject to certain cash, debt and working capital adjustments. The transaction is expected to close in the second half of 2017, pending customary regulatory approvals and satisfaction of other customary closing conditions. The assets and liabilities of Somar are classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2017. Somar is part of the Company’s International Pharmaceuticals segment.
The following table provides the components of Assets and Liabilities held for sale of Somar as of June 30, 2017 (in thousands):

June 30, 2017
Current assets	$63,780
Property, plant and equipment	2,347
Other assets	455
Assets held for sale	$66,582
Current liabilities	13,933
Liabilities held for sale	$13,933
Somar does not meet the requirements for treatment as a discontinued operation.
NOTE 4. RESTRUCTURING
2016 U.S. Generic Pharmaceuticals Restructuring
As part of the ongoing U.S. Generic Pharmaceuticals integration efforts initiated in connection with the acquisition of Par Pharmaceutical Holdings Inc. in September 2015, the Company announced a restructuring initiative in May 2016 to optimize its product portfolio and rationalize its manufacturing sites to expand product margins (the 2016 U.S. Generic Pharmaceuticals restructuring initiative). These measures included certain cost savings initiatives, including a reduction in headcount and the disposal of our Charlotte, North Carolina manufacturing facility (the Charlotte facility). On October 31, 2016, we entered into a definitive agreement to sell the Charlotte facility for cash proceeds of $14 million. The transaction closed in January 2017. The assets of the Charlotte facility were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2016.
As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred pre-tax charges of $1.1 million during the six months ended June 30, 2017. These charges related primarily to employee separation and other benefit-related costs. The Company did not incur charges related to this restructuring initiative during the three months ended June 30, 2017.
The Company incurred pre-tax charges of $18.9 million and $146.2 million during the three and six months ended June 30, 2016, respectively. These charges consisted of certain intangible asset impairment charges of $100.3 million during the six months ended June 30, 2016, which were recorded in the first quarter of 2016, charges to increase excess inventory reserves of $6.4 million and $33.3 million during the three and six months ended June 30, 2016, respectively, charges relating to employee separation, retention and other benefit-related costs of $6.4 million, accelerated depreciation of $3.4 million and other charges of $2.7 million during both the three and six months ended June 30, 2016. These charges are included in the U.S. Generic Pharmaceuticals segment and are included in Asset impairment charges, Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional significant expenses related to this restructuring initiative. The Company anticipates substantially all related cash payments will be made by the end of 2017. Under this restructuring initiative, separation costs were expensed ratably over the requisite service period, as applicable.
The liability related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and is entirely related to employee separation and other benefit-related costs. Changes to this liability during the six months ended June 30, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$9,939
Expenses	1,117
Cash distributions	(8,621)
Liability balance as of June 30, 2017	$2,435

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
The Company did not incur any significant pre-tax charges during the three and six months ended June 30, 2017 or 2016 as a result of the 2016 U.S. Branded restructuring initiative. Actions related to this initiative were completed by December 31, 2016 and substantially all of the cash payments are anticipated to be made by the end of 2017. The Company does not expect to incur any additional material pre-tax restructuring expenses related to this initiative.
The liability related to the 2016 U.S. Branded Pharmaceutical restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the six months ended June 30, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Contract Termination Charges	Total
Liability balance as of January 1, 2017	$16,544	$5,224	$21,768
Cash distributions	(13,890)	(5,224)	(19,114)
Liability balance as of June 30, 2017	$2,654	$—	$2,654
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
As a result of the January 2017 restructuring initiative, the Company incurred total pre-tax charges of approximately $15.1 million during the six months ended June 30, 2017 related to employee separation and other benefit-related costs. There were no expenses related to this restructuring initiative for the three months ended June 30, 2017. Of the total charges incurred, $6.9 million are included in the U.S. Branded Pharmaceuticals segment, $4.9 million are included in Corporate unallocated costs and $3.3 million are included in the U.S. Generic Pharmaceuticals segment for six months ended June 30, 2017, respectively. These charges are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional material pre-tax restructuring-related expenses. Substantially all cash payments are anticipated to be made by the end of 2017 and substantially all of the actions associated with this restructuring were completed by the end of April 2017.
The liability related to the January 2017 restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and is entirely related to employee separation and other benefit-related costs. Changes to this liability during the six months ended June 30, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$—
Expenses	15,060
Cash distributions	(5,141)
Liability balance as of June 30, 2017	$9,919
2017 U.S. Generics Pharmaceuticals Restructuring
On July 21, 2017, the Company announced that after completing a comprehensive review of its manufacturing network, the Company will be ceasing operations and closing its manufacturing and distribution facilities in Huntsville, Alabama (the 2017 U.S. Generics Pharmaceuticals restructuring initiative). The closure of the facilities is expected to occur by the end of 2018.

As a result of the 2017 U.S. Generics Pharmaceuticals restructuring initiative, the Company’s workforce is expected to be reduced by approximately 875 positions, including approximately 35 open positions, and the Company expects to incur total pre-tax charges of approximately $325 million, including total estimated cash outlays of approximately $60 million, substantially all of which will be paid by the end of 2018. The estimated restructuring charges consist of accelerated depreciation charges of approximately $165 million, asset impairment charges related to identifiable intangible assets and certain property, plant and equipment of approximately $90 million, charges to increase excess inventory reserves of approximately $10 million, employee separation, retention and other benefit-related costs of approximately $40 million and certain other charges of approximately $20 million. Employee separation, retention and certain other employee benefit-related costs will be expensed ratably over the requisite service period. Other costs that will be incurred including, but not limited to, contract termination fees and product technology transfer costs, will be expensed as incurred.
As a result of the 2017 U.S. Generics Pharmaceuticals restructuring initiative, the Company incurred pretax charges of $109.3 million during the three and six months ended June 30, 2017, consisting of certain intangible asset and property, plant and equipment impairment charges of $89.5 million, charges to increase excess inventory reserves of $7.9 million and certain other charges of $11.9 million. These charges are included in the U.S. Generic Pharmaceuticals segment and are included in Asset impairment charges, Cost of revenues and both Cost of revenues and Selling, general and administrative, respectively, in the Condensed Consolidated Statements of Operations.
The liability related to the 2017 U.S. Generics Pharmaceuticals restructuring initiative, which relates to certain other restructuring charges, is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the six months ended June 30, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$—
Expenses	8,871
Cash distributions	—
Liability balance as of June 30, 2017	$8,871

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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues to external customers:
U.S. Generic Pharmaceuticals	$563,312	$565,358	$1,285,295	$1,148,748
U.S. Branded Pharmaceuticals	245,188	288,342	495,347	597,155
International Pharmaceuticals (1)	67,231	67,187	132,689	138,523
Total net revenues to external customers	$875,731	$920,887	$1,913,331	$1,884,426

Adjusted income from continuing operations before income tax:
U.S. Generic Pharmaceuticals	$253,866	$214,968	$595,465	$426,736
U.S. Branded Pharmaceuticals	127,595	122,420	257,087	291,201
International Pharmaceuticals	14,812	20,615	29,694	42,369
Total segment adjusted income from continuing operations before income tax	$396,273	$358,003	$882,246	$760,306
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada, Latin America and South Africa.
There were no material revenues from external customers attributed to an individual country outside of the United States during the three and six months ended June 30, 2017 and 2016. There were no material tangible long-lived assets in an individual country other than the United States as of June 30, 2017 or December 31, 2016.

The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total consolidated loss from continuing operations before income tax	$(753,500)	$(165,465)	$(930,851)	$(372,943)
Interest expense, net	121,747	111,919	233,746	228,712
Corporate unallocated costs (1)	34,152	49,818	81,620	86,098
Amortization of intangible assets	190,943	212,844	454,077	424,513
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	100	29,103	215	97,579
Upfront and milestone payments to partners	3,082	2,688	6,177	4,105
Separation benefits and other cost reduction initiatives (2)	24,614	22,174	47,284	60,630
Impact of VOLTAREN® Gel generic competition	—	—	—	(7,750)
Certain litigation-related and other contingencies, net (3)	(2,600)	5,259	(1,664)	10,459
Asset impairment charges (4)	725,044	39,951	929,006	169,576
Acquisition-related and integration items (5)	4,190	48,171	15,070	60,725
Loss on extinguishment of debt	51,734	—	51,734	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	(3,233)	417	(5,927)	1,672
Other, net	—	1,124	1,759	(3,070)
Total segment adjusted income from continuing operations before income tax	$396,273	$358,003	$882,246	$760,306
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $0.7 million and $21.5 million during the three and six months ended June 30, 2017, respectively, charges to increase excess inventory reserves of $7.9 million during both periods and other charges of $16.0 million and $17.5 million, related primarily to the 2017 U.S. Generics Pharmaceuticals restructuring initiative, during the three and six months ended June 30, 2017, respectively. Amounts during the three and six months ended June 30, 2016 include charges to increase excess inventory reserves of $6.4 million and $33.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, employee separation costs of $8.4 million and $15.2 million and other restructuring costs of $7.1 million and $11.8 million, respectively. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 11. Commitments and Contingencies.

(4)
Amounts primarily relate to charges to write down goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles as well as charges to write down certain property, plant and equipment as further described in Note 6. Fair Value Measurements.

(5)
Amounts during the three and six months ended June 30, 2017 include costs directly associated with previous acquisitions of $2.2 million and $6.9 million, respectively, and charges due to changes in fair value of contingent consideration of $2.0 million and $8.1 million, respectively. Amounts during the three and six months ended June 30, 2016 include costs directly associated with previous acquisitions of $24.3 million and $47.5 million, respectively, and charges due to changes in fair value of contingent consideration of $23.9 million and $13.2 million, respectively.

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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$96,888	$—	$—	$96,888
Time deposits	—	100,000	—	100,000
Equity securities	2,494	—	—	2,494
Total	$99,382	$100,000	$—	$199,382
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$94,460	$94,460
Acquisition-related contingent consideration—long-term	—	—	116,000	116,000
Total	$—	$—	$210,460	$210,460

At June 30, 2017, money market funds include $21.9 million in QSFs to be disbursed to mesh-related product liability claimants. See Note 11. Commitments and Contingencies for further discussion of our product liability cases.

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
At December 31, 2016, money market funds include $26.2 million in QSFs to be disbursed to mesh-related product liability claimants. See Note 11. Commitments and Contingencies for further discussion of our product liability cases.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning of period	$234,391	$124,511	$262,113	$143,502
Amounts settled	(26,219)	(12,646)	(60,310)	(22,120)
Changes in fair value recorded in earnings	1,950	23,892	8,134	13,204
Effect of currency translation	338	39	523	1,210
End of period	$210,460	$135,796	$210,460	$135,796
The fair value measurements of the contingent consideration obligations at June 30, 2017 were determined using risk-adjusted discount rates ranging from 3% to 22%. Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2017 by acquisition (in thousands):

	Balance as of December 31, 2016	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2017
Auxilium acquisition	$21,097	$—	$(1,720)	$(4,219)	$15,158
Lehigh Valley Technologies, Inc. acquisitions	96,000	—	16,755	(36,754)	76,001
VOLTAREN® Gel acquisition	118,395	—	4,384	(17,909)	104,870
Other	26,621	—	(11,285)	(905)	14,431
Total	$262,113	$—	$8,134	$(59,787)	$210,460

The following is a summary of available-for-sale securities held by the Company at June 30, 2017 and December 31, 2016 (in thousands):

	Available-for-sale
June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Money market funds	$96,888	$—	$—	$96,888
Total included in cash and cash equivalents	$75,000	$—	$—	$75,000
Total included in restricted cash and cash equivalents	$21,888	$—	$—	$21,888
Equity securities	$1,766	$728	$—	$2,494
Long-term available-for-sale securities	$1,766	$728	$—	$2,494

	Available-for-sale
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Money market funds	$26,210	$—	$—	$26,210
Total included in cash and cash equivalents	$—	$—	$—	$—
Total included in restricted cash and cash equivalents	$26,210	$—	$—	$26,210
Equity securities	$1,766	$501	$—	$2,267
Long-term available-for-sale securities	$1,766	$501	$—	$2,267
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Six Months Ended June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain U.S. Branded Pharmaceuticals intangible assets (Note 8)	$—	$—	$17,781	$(52,096)
Certain U.S. Generic Pharmaceuticals intangible assets (Note 8)	—	—	409,874	(398,423)
Certain International Pharmaceuticals intangible assets (Note 8)	—	—	21,772	(145,359)
Branded reporting unit goodwill (Note 8)	—	—	828,818	(180,430)
Paladin reporting unit goodwill (Note 8)	—	—	84,881	(82,602)
Somar reporting unit goodwill (Note 8)	—	—	—	(25,712)
Certain property, plant and equipment (1)	—	—	—	(44,384)
Total	$—	$—	$1,363,126	$(929,006)
__________

(1)
Amounts relate primarily to an aggregate charge of $32.0 million recorded in connection with the 2017 U.S. Generics Pharmaceuticals restructuring initiative, which is described further in Note 4. Restructuring, and $9.9 million recorded following the initiation of held-for-sale accounting resulting from the Company’s June 30, 2017 definitive agreement to sell Somar, which is described in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale.

NOTE 7. INVENTORIES
Inventories consist of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials (1)	$138,686	$175,240
Work-in-process (1)	96,618	100,494
Finished goods (1)	254,448	279,937
Total	$489,752	$555,671
__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.

Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At June 30, 2017 and December 31, 2016, $27.2 million and $22.9 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, the Company’s Condensed Consolidated Balance Sheets included approximately $5.3 million and $16.8 million, respectively, of capitalized pre-launch inventories related to generic products that were not yet available to be sold.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2017 were as follows (in thousands):

	Carrying Amount
	U.S. Generic Pharmaceuticals	U.S. Branded Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2016	$3,531,301	$1,009,248	$188,846	$4,729,395
Effect of currency translation on gross balance	—	—	26,646	26,646
Effect of currency translation on accumulated impairment	—	—	(19,983)	(19,983)
Goodwill impairment charges	—	(180,430)	(108,314)	(288,744)
Goodwill as of June 30, 2017	$3,531,301	$828,818	$87,195	$4,447,314
The carrying amount of goodwill at June 30, 2017 and December 31, 2016 is net of the following accumulated impairments:

	Accumulated Impairment
	U.S. Generic Pharmaceuticals	U.S. Branded Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2016	$2,342,549	$675,380	$408,280	$3,426,209
Accumulated impairment losses as of June 30, 2017	$2,342,549	$855,810	$536,577	$3,734,936

Other Intangible Assets
The following is a summary of other intangible assets held by the Company at June 30, 2017 and December 31, 2016 (in thousands):

Cost basis:	Balance as of December 31, 2016	Acquisitions	Impairments (1)	Other (1) (2)	Effect of Currency Translation (1)	Balance as of June 30, 2017
Indefinite-lived intangibles:
In-process research and development	$1,123,581	$—	$(167,889)	$(177,200)	$209	$778,701
Total indefinite-lived intangibles	$1,123,581	$—	$(167,889)	$(177,200)	$209	$778,701
Finite-lived intangibles:
Licenses (weighted average life of 12 years)	$465,720	$—	$(8,179)	$—	$—	$457,541
Tradenames (weighted average life of 12 years)	7,345	—	(808)	(262)	134	6,409
Developed technology (weighted average life of 11 years)	6,223,004	—	(409,356)	144,158	24,617	5,982,423
Total finite-lived intangibles (weighted average life of 11 years)	$6,696,069	$—	$(418,343)	$143,896	$24,751	$6,446,373
Total other intangibles	$7,819,650	$—	$(586,232)	$(33,304)	$24,960	$7,225,074

Accumulated amortization:	Balance as of December 31, 2016	Amortization	Impairments	Other (2)	Effect of Currency Translation	Balance as of June 30, 2017
Finite-lived intangibles:
Licenses	$(341,600)	$(14,586)	$—	$—	$—	$(356,186)
Tradenames	(6,599)	(42)	—	262	(30)	(6,409)
Developed technology	(1,612,154)	(439,449)	—	33,042	(7,831)	(2,026,392)
Total other intangibles	$(1,960,353)	$(454,077)	$—	$33,304	$(7,861)	$(2,388,987)
Net other intangibles	$5,859,297					$4,836,087
__________

(1)
Changes in the net carrying amount of our other intangible assets presented in the table above exclude changes related to businesses classified as held for sale, to the extent such changes occurred after the business was classified as held for sale. As such, asset impairment charges of $9.6 million and net increases resulting from currency translation of $1.6 million related to our Litha business are excluded from the table above.

Additional information on the changes in the total gross carrying amount of our other intangible assets is presented below (in thousands):

Gross Carrying Amount
December 31, 2016	$7,819,650
Impairment of certain U.S. Branded Pharmaceuticals intangible assets	(52,096)
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(398,423)
Impairment of certain International Pharmaceuticals intangible assets	(135,713)
Transfer of intangible assets to Assets held for sale (NOTE 3)	(33,304)
Effect of currency translation	24,960
June 30, 2017	$7,225,074

(2)
Includes reclassification adjustments of $177.2 million for certain developed technology intangible assets, previously classified as in-process research and development, that were placed in service during the six months ended June 30, 2017. The remaining amounts in this column relate to the transfer of Somar intangible assets to Assets held for sale.

Amortization expense for the three and six months ended June 30, 2017 totaled $191.0 million and $454.1 million, respectively. Amortization expense for the three and six months ended June 30, 2016 totaled $212.8 million and $424.5 million, respectively. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2016 is as follows (in thousands):

2017	$764,409
2018	$544,485
2019	$473,230
2020	$442,265
2021	$427,558
Impairments
As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of its reporting units using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows are based on the overall risk associated with the particular assets and other market factors. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairments charges on the Company’s Condensed Consolidated Statements of Operations.
A summary of significant goodwill and other intangible asset impairment charges by reportable segment for the six months ended June 30, 2017 and 2016 is included below.
U.S. Generic Pharmaceuticals Segment
During the first and second quarters of 2017, the Company identified certain market conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in its U.S. Generic Pharmaceuticals segment. Accordingly, the Company tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million and $268.2 million during the three months ended March 31, 2017 and June 30, 2017, respectively.
In addition, as further described in Note 4. Restructuring, the Company announced the 2017 U.S. Generic Pharmaceuticals restructuring initiative in July 2017, which includes the discontinuation of certain commercial products. As a result, the Company assessed the recoverability of the impacted products, resulting in pre-tax, non-cash intangible asset impairment charges of approximately $57.5 million during the second quarter of 2017. The Company also initiated an interim goodwill impairment analysis of its Generics reporting unit during the second quarter of 2017 as a result of the 2017 U.S. Generic Pharmaceuticals restructuring initiative and determined that the estimated fair value of the Generics reporting unit exceeded its carrying amount. Accordingly, no related goodwill impairment was recorded. The Company estimated the fair value of the Generics reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Generics goodwill impairment test was 9.0%. The goodwill balance for the Company’s Generics reporting unit was approximately $3,531 million as of June 30, 2017.
During the first and second quarters of 2016, the Company identified certain market and regulatory conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying amounts of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million and $40.0 million during the first and second quarters of 2016, respectively. The Company also recognized pre-tax, non-cash asset impairment charges of $100.3 million during the first quarter of 2016 related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.

U.S. Branded Pharmaceuticals Segment
In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. As a result of our decision, the Company determined that the carrying amount of its OPANA® ER intangible asset was no longer recoverable, resulting in a pre-tax, non-cash impairment charge of $20.6 million in the second quarter of 2017, representing the remaining carrying amount. In addition, during the second quarter of 2017, the Company identified certain market conditions impacting the recoverability of certain other finite-lived intangible assets in its U.S. Branded Pharmaceuticals segment. Accordingly, the Company tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $31.5 million during the three months ended June 30, 2017.
In addition, as a result of the withdrawal of OPANA® ER from the market and the continued erosion of its U.S. Branded Pharmaceuticals segment’s Established Products portfolio, the Company initiated an interim goodwill impairment analysis of its Branded reporting unit during the second quarter of 2017. Based on the provisions of ASU 2017-04, which the Company adopted as of January 1, 2017, the Company recorded a pre-tax, non-cash asset impairment charge of $180.4 million during the three months ended June 30, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Branded reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Branded goodwill impairment test was 9.5%. The remaining goodwill for the Company’s Branded reporting unit was approximately $829 million as of June 30, 2017.
International Pharmaceuticals Segment
Pursuant to an existing agreement with a wholly owned subsidiary of Novartis AG (Novartis), Paladin licensed the Canadian rights to commercialize serelaxin, an investigational drug for the treatment of acute heart failure (AHF). In March 2017, Novartis announced that a Phase III study of serelaxin in patients with AHF failed to meet its primary endpoints. As a result, Endo has concluded that the full carrying amount of its serelaxin in-process research and development intangible asset is impaired, resulting in a $45.5 million pre-tax non-cash impairment charge for the three months ended March 31, 2017.
In addition and as a result of the serelaxin impairment, the Company assessed the recoverability of its Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its carrying amount. The Company recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Paladin reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%. The remaining goodwill for the Company’s Paladin reporting unit was approximately $87 million as of June 30, 2017.
As further discussed in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale, the Company entered into a definitive agreement to sell Somar on June 30, 2017, which resulted in Somar’s assets and liabilities being classified as held for sale. The initiation of held-for-sale accounting, together with the agreed upon sale price, triggered an impairment review. Accordingly, the Company performed an impairment analysis using a market approach and determined that impairment charges were required. The Company recorded pre-tax non-cash impairment charges of $25.7 million and $89.5 million related to Somar’s goodwill and other intangible assets, respectively, during the second quarter of 2017, each of which represented the remaining carrying amounts of the corresponding assets.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts payable	$114,710	$126,712
Returns and allowances	310,852	332,455
Rebates	218,166	227,706
Chargebacks	18,426	33,092
Accrued interest	129,208	128,254
Accrued payroll and related benefits	79,942	115,224
Accrued royalties and other distribution partner payables	63,807	191,433
Acquisition-related contingent consideration—short-term	94,460	109,373
Other	203,765	189,835
Total	$1,233,336	$1,454,084
NOTE 10. DEBT
The following table presents the carrying amounts of the Company’s total indebtedness at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.91%	$400,000	$390,044	7.91%	$400,000	$389,150
5.75% Senior Notes due 2022	6.04%	700,000	692,085	6.04%	700,000	691,339
5.375% Senior Notes due 2023	5.62%	750,000	741,381	5.62%	750,000	740,733
6.00% Senior Notes due 2023	6.28%	1,635,000	1,611,838	6.28%	1,635,000	1,610,280
5.875% Senior Secured Notes due 2024	6.14%	300,000	295,251	—	—	—
6.00% Senior Notes due 2025	6.27%	1,200,000	1,180,207	6.27%	1,200,000	1,179,203
Term Loan A Facility Due 2019	—	—	—	2.95%	941,875	932,824
Term Loan B Facility Due 2022	—	—	—	4.06%	2,772,000	2,728,919
Term Loan B Facility Due 2024	5.46%	3,415,000	3,374,578	—	—	—
Other debt	1.50%	55	55	1.50%	55	55
Total long-term debt, net		$8,400,055	$8,285,439		$8,398,930	$8,272,503
Less current portion, net		34,150	34,150		131,125	131,125
Total long-term debt, less current portion, net		$8,365,905	$8,251,289		$8,267,805	$8,141,378
The senior notes are unsecured and subordinated in right of payment to our credit facility.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using the quoted market prices for the same or similar debt issuances, was $7.8 billion at both June 30, 2017 and December 31, 2016. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
We have $995.8 million of remaining credit available through our revolving credit facility as of June 30, 2017. As of June 30, 2017, we were in compliance with all covenants contained in our credit agreement that are described below under the heading “April 2017 Refinancing”.

April 2017 Refinancing
On April 27, 2017, Endo International plc entered into a new credit agreement (the 2017 Credit Agreement) as parent, together with its subsidiaries Endo Luxembourg Finance Company I S.à r.l., and Endo LLC as co-borrowers, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender. The 2017 Credit Agreement provides for (i) a five-year revolving credit facility in a principal amount of $1,000.0 million (the 2017 Revolving Credit Facility) and (ii) a seven-year term loan facility in a principal amount of $3,415.0 million (the 2017 Term Loan Facility and, together with the 2017 Revolving Credit Facility, the 2017 Credit Facility). Any outstanding amounts borrowed pursuant to the 2017 Credit Facility will immediately mature if any of the following of our senior notes are not refinanced or repaid in full prior to the date that is 91 days prior to the stated maturity date thereof:

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

At any time prior to April 15, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable make-whole premium as described in the 2024 Notes indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to April 15, 2020, the Issuers may, subject to certain restrictions and limitations, redeem up to 35% of the aggregate principal amount of the 2024 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 105.875% of the aggregate principal amount of the 2024 Notes redeemed, plus accrued and unpaid interest and additional interest, if any. If the Company experiences certain changes of control events, the Issuers must offer to repurchase the 2024 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. The 2024 Notes indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividends, distributions, investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets, enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of the collateral upon the 2024 Notes receiving investment grade credit ratings.
The Company used the net proceeds under the 2017 Term Loan Facility, together with the net proceeds of the 2024 Notes and cash on hand, to repay all of its outstanding loans under its prior credit facilities and to pay related fees and expenses. We intend to use the proceeds of the 2017 Revolving Credit Facility from time to time for general corporate purposes.
In connection with the April 2017 Refinancing, we incurred new debt issuance costs of approximately $56.7 million, which were allocated among the new debt instruments as follows: (i) $41.3 million to the 2017 Term Loan Facility, (ii) $10.5 million to the 2017 Revolving Credit Facility and (iii) $4.9 million to the 2024 Notes. These costs, together with $10.1 million of the previously deferred debt issuance costs associated with our prior revolving credit facility, have been deferred and will be amortized as interest expense over the terms of the respective instruments. The remaining $51.7 million of deferred debt issuance costs associated with our prior revolving and term loan facilities were charged to expense in the second quarter of 2017. These expenses were included in the Condensed Consolidated Statements of Operations as Loss on extinguishment of debt.
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
As of June 30, 2017, our reserve for loss contingencies totaled $1,335.6 million, of which $1,294.6 million relates to our liability accrual for vaginal mesh cases and other mesh-related matters. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.

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
Since 2008, we and certain of our subsidiaries, including AMS and/or Astora, have been named as defendants in multiple lawsuits in the U.S. in various state and federal courts, including a multidistrict litigation (MDL) in the U.S. District Court for the Southern District of West Virginia (MDL No. 2325), and in Canada and other countries, where various class action and individual complaints are pending alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. Plaintiffs in these suits allege various personal injuries including chronic pain, incontinence and inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.
We and certain plaintiffs’ counsel representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) and other agreements to resolve up to approximately 71,000 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs and other agreements were entered into at various times between June 2013 and August 2017, were solely by way of compromise and settlement and were not in any way an admission of liability or fault by us or any of our subsidiaries.
All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of qualified settlement funds (QSFs) into which funds may be deposited pursuant to certain schedules set forth in those agreements. All MSAs have participation requirements regarding the claims represented by each law firm party to the MSA. If certain participation requirements are not met, then we will have the right to terminate the settlement with that law firm. In addition, one agreement gives us a unilateral right of approval regarding which claims may be eligible to participate under that settlement. To the extent fewer claims than are authorized under an agreement participate, the total settlement payment under that agreement will be reduced by an agreed-upon amount for each such non-participating claim. Funds deposited in QSFs are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
In June 2017, the Hon. Joseph R. Goodwin, U.S. District Court Judge for the Southern District of West Virginia, entered a case management order in MDL 2325 that includes a provision requiring plaintiffs in newly filed MDL cases to provide expert disclosures on specific causation within one hundred twenty (120) days of filing a claim (the Order). Under the Order, a plaintiff's failure to meet the foregoing deadline may be grounds for the entry of judgment against such plaintiff. In July 2017, a similar order was entered in Minnesota state court.

Beginning in the second quarter of 2017, we aggressively pursued a settlement strategy in connection with our mesh litigation. Consequently, the Company increased its mesh liability accrual by $775.5 million in the second quarter of 2017, which is expected to cover approximately 22,000 known U.S. mesh claims, subject to a claims validation process for all resolved claims, as well as all of the international mesh liability claims of which the Company is aware and other mesh-related matters. This increase reflects the Company’s conclusion that a loss was probable with respect to all unsettled mesh-related matters of which we are aware as of the date of this report and our current liability accrual applies to such matters. Although the Company believes it has appropriately estimated the probable total amount of loss associated with all matters as of the date of this report, it is reasonably possible that further claims may be filed or asserted and adjustments to our liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The following table presents the changes in the QSFs and mesh liability accrual balance during the six months ended June 30, 2017 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of January 1, 2017	$275,987	$963,117
Additional charges	—	775,474
Cash contributions to Qualified Settlement Funds	522,770	—
Cash distributions to settle disputes from Qualified Settlement Funds	(440,190)	(440,190)
Cash distributions to settle disputes	—	(3,794)
Other	510	—
Balance as of June 30, 2017	$359,077	$1,294,607
As of June 30, 2017, $868.9 million of the mesh liability accrual amount shown above is classified in the Current portion of the legal settlement accrual in the Condensed Consolidated Balance Sheets, with the remainder classified as Long-term legal settlement accrual, less current portion. Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
To date, the Company has made total mesh liability payments of approximately $2.8 billion, $359.1 million of which remains in the QSFs as of June 30, 2017. We expect to fund into the QSFs the remaining payments under all settlement agreements during 2017, 2018 and 2019. As the funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
We were contacted in October 2012 regarding a civil investigation initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and we have subsequently received additional subpoenas from California and other states. We are currently cooperating with this investigation. At this time, we cannot predict the ultimate outcome of these matters and we are unable to estimate the possible range of any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the period in which they are resolved or become estimable.
Testosterone Cases. We and certain of our subsidiaries, including Endo Pharmaceuticals Inc. (EPI) and Auxilium Pharmaceuticals, Inc. (subsequently converted to Auxilium Pharmaceuticals, LLC and hereinafter referred to as Auxilium), along with other pharmaceutical manufacturers, have been named as defendants in lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including FORTESTA® Gel, DELATESTRYL®, TESTIM®, TESTOPEL®, AVEED® and STRAINT®. Plaintiffs in these suits allege various personal injuries, including pulmonary embolism, stroke and other vascular and/or cardiac injuries and seek compensatory and/or punitive damages, where available. In June 2014, an MDL was formed to include claims involving all testosterone replacement therapies filed against EPI, Auxilium and other manufacturers of such products, and certain transferable cases pending in federal court were coordinated in the U.S. District Court for the Northern District of Illinois as part of MDL No. 2545. In addition, litigation has also been filed against EPI in the Court of Common Pleas for Philadelphia County and in certain other state courts. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and we expect cases brought in federal court to be transferred to the U.S. District Court for the Northern District of Illinois as tag-along actions to MDL No. 2545. However, we cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against us. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests. As of July 31, 2017, approximately 1,285 cases are currently pending against us; some of which may have been filed on behalf of multiple plaintiffs. The first MDL trial against Auxilium involving TESTIM® is set to begin in November 2017; the first trial against Auxilium in the Court of Common Pleas for Philadelphia County involving TESTIM® is set to begin in January 2018; and the first MDL trial against EPI involving FORTESTA® Gel is set to begin in September 2018.

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
In November 2014, a civil class action complaint was filed in the U.S. District for the Northern District of Illinois against EPI, Auxilium and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payors that had paid for certain testosterone products, alleging that the marketing efforts of EPI, Auxilium and other defendant manufacturers with respect to certain testosterone products constituted racketeering activity in violation of 18 U.S.C. §1962(c), and other civil Racketeer Influenced and Corrupt Organizations Act claims. Further, the complaint alleged that EPI, Auxilium and other defendant manufacturers violated various state consumer protection laws through their marketing of certain testosterone products and raised other state law claims. In March 2015, defendants filed a motion to dismiss the complaint and plaintiffs responded by filing amended complaints, which defendants also moved to dismiss. In February 2016, the District Court granted in part and denied in part defendants’ motion to dismiss. The District Court declined to dismiss plaintiffs’ claims for conspiracy to commit racketeering activity in violation of 18 U.S.C. §1962(d) and claims for negligent misrepresentation. In April 2016, plaintiffs filed a third amended complaint, which defendants moved to dismiss in June 2016. In August 2016, the court denied the motion to dismiss, and we filed a response to the third amended complaint in September 2016. In October 2015, a similar civil class action complaint was filed against EPI and other defendant manufacturers in the U.S. District for the Northern District of Illinois. Similar litigation may be brought by other plaintiffs. We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any, but we intend to contest this litigation vigorously and will explore all options as appropriate in our best interests.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a petition for damages against certain of our subsidiaries, including EPI, and over 50 other pharmaceutical companies alleging the defendants or their subsidiaries marketed products that were not approved by the FDA. See State of Louisiana v. Abbott Laboratories, Inc., et al., C624522 (19th Jud. Dist. La.). The State of Louisiana sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the District Court ordered judgment for defendants on their exception for no right of action. The State of Louisiana appealed that decision and in October 2016, the Louisiana Court of Appeals, First Circuit, issued a decision affirming the dismissal as to certain counts and reversing the dismissal as to others. The State filed a petition for rehearing, which was denied by the court in December 2016. Both sides applied to Louisiana Supreme Court for a writ of certiorari to review the First Circuit’s decision. Those writs were denied in March 2017. Defendants filed exceptions for no cause of action in May 2017. A hearing on Defendants’ exceptions was held in July 2017.
In March 2017, the State of Mississippi filed a complaint against our subsidiary EPI in the Chancery Court for the First Judicial District of Hinds County, Mississippi, alleging that EPI marketed products that were not approved by the FDA. The State of Mississippi seeks damages, penalties, attorneys’ fees, costs and other relief under various causes of action. In April 2017, EPI removed this case to the U.S. District Court for the Southern District of Mississippi. See State of Mississippi v. Endo Pharmaceuticals Inc., No. 3:17-CV-277 (S.D. Miss.). In May 2017, the State of Mississippi filed a motion to remand and the case was consolidated for purposes of the remand motion with five other nearly identical cases brought by the State of Mississippi against other manufacturers. That motion is fully briefed and remains pending.
We intend to contest the above cases vigorously and to explore other options as appropriate in our best interests. Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions. However, we cannot predict the timing or outcome of any such litigation, or whether any such litigation will be brought against us. We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any.
Opioid-Related Litigations, Subpoenas and Document Requests
In June 2014, Corporation Counsel for the City of Chicago filed suit in Illinois state court against multiple defendants, including our subsidiaries Endo Health Solutions Inc. (EHSI) and EPI, for alleged violations of city ordinances and other laws relating to defendants’ alleged opioid sales and marketing practices. In June 2014, the case was removed to the U.S. District Court for the Northern District of Illinois. In December 2014, defendants moved to dismiss the amended complaint and in May 2015, the District Court issued an order granting that motion in part, dismissing the case as to EHSI and EPI. In August 2015, plaintiff filed its second amended complaint against multiple defendants, including EPI and EHSI. In November 2015, defendants moved to dismiss the second amended complaint. In September 2016, the District Court granted in part and denied in part defendants’ motions to dismiss and provided plaintiff an opportunity to amend its complaint. Plaintiff filed the third amended complaint in October 2016. In December 2016, defendants moved to dismiss the re-pled claims in the third amended complaint, and filed their answers as to the claims not previously dismissed by the Court. Defendants are currently awaiting a ruling on their motions to dismiss.

In May 2014, a lawsuit was filed in California Superior Court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney, against multiple defendants, including our subsidiaries EHSI and EPI (with EPI being added as part of the first amended complaint in June 2014). The complaint asserted violations of California’s statutory Unfair Competition and False Advertising laws, as well as asserting a claim for public nuisance, based on alleged misrepresentations in connection with sales and marketing of opioids, including OPANA® ER. Plaintiff sought declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction and attorneys’ fees and costs. Defendants, including our subsidiaries, filed various motions attacking the pleadings, including one requesting that the Superior Court refrain from proceeding under the doctrines of primary jurisdiction and equitable abstention. That motion was granted in August 2015, and the case was stayed pending further proceedings and findings by the FDA. In June 2016, plaintiffs filed a motion to lift the stay and to amend the complaint. Defendants, including EHSI and EPI, opposed that motion. Following a hearing in July 2016, the court provided plaintiffs an opportunity to seek leave to file another amended complaint. In August 2016, plaintiffs filed a renewed motion to lift the stay and amend the complaint. In October 2016, the court granted, in part, plaintiffs’ renewed motion to lift the stay and the plaintiffs filed their third amended complaint. Defendants were not required to respond to this complaint. In July 2017, plaintiffs filed a fourth amended complaint, to which defendants’ response is not yet due.
In December 2015, a lawsuit was filed in the Chancery Court of the First Judicial District of Hinds County, Mississippi by the State of Mississippi against multiple defendants, including our subsidiaries EHSI and EPI. The complaint alleges violations of Mississippi’s Consumer Protection Act and various other claims arising out of defendants’ alleged opioid sales and marketing practices. Plaintiff seeks declaratory relief, restitution, civil penalties, abatement, an injunction and attorneys’ fees and costs. In March 2016, defendants moved to dismiss the complaint and to transfer the case from Hinds County to Rankin County. The motion to transfer was denied in February 2017. In March 2017, Defendants petitioned for an interlocutory appeal of that ruling, and in May 2017 the Mississippi Supreme Court agreed to hear the appeal and stayed proceedings in the Hinds County Chancery Court until resolution of the appeal. The motion to dismiss also remains pending.
In August 2016, the County of Suffolk, New York filed suit in New York Supreme Court (Suffolk County) against multiple defendants, including our subsidiaries EHSI and EPI, for alleged violations of state false and deceptive advertising and other statutes, public nuisance, common law fraud and unjust enrichment based on opioid sales and marketing practices. The County of Suffolk is seeking compensatory damages, interest, costs, disbursements, punitive damages, treble damages, penalties and attorneys’ fees. Defendants, including our subsidiaries, filed motions to dismiss and to stay in January 2017. The hearing on those motions is scheduled for September 2017. In February 2017, Broome County, New York, and Erie County, New York, filed similar suits in New York Supreme Court (Broome County and Erie County, respectively). Defendants also filed motions to dismiss in Broome and Erie Counties. Between May and June 2017, several other New York counties also filed similar suits in New York Supreme Court within their respective counties. Those counties are: Orange County, Dutchess County, Seneca County, Sullivan County, Nassau County and Schenectady County. In July 2017, the pharmaceutical defendants, including our subsidiaries, moved to coordinate the nine New York county suits within the Supreme Court of the State of New York, County of Suffolk for pre-trial purposes. The State of New York Supreme Court Litigation Coordinating Panel granted the motion in July 2017.
In March 2017, the Boone County Commission filed suit in the U.S. District Court for the Southern District of West Virginia against multiple defendants, including our subsidiary Generics Bidco I, LLC, for the alleged violation of federal and state safety laws designed to monitor, detect and prevent the diversion of controlled substances. The complaint generally seeks compensatory and punitive damages for the alleged creation of a public nuisance. That case is currently stayed as to Generics Bidco I, LLC, pending resolution of motions to dismiss filed by certain other pharmaceutical distributor defendants.
In May 2017, San Joaquin County, the City of Stockton, California and the Montezuma Fire Protection District filed suit in California Superior Court (San Joaquin County) against multiple defendants, including our subsidiaries EHSI and EPI, asserting various claims arising out of defendants’ alleged misrepresentations in connection with sales and marketing of opioids. The plaintiffs in that case seek compensatory damages, punitive damages and attorneys’ fees and costs. In July 2017, our subsidiaries removed the case to the U.S. District Court for the Eastern District of California.
In May 2017, the State of Ohio filed suit in the Ohio state court (Ross County) against multiple defendants, including EPI and EHSI. The complaint asserts that defendants, including our subsidiaries, violated the Ohio Consumer Sales Practices Act, the Ohio Medicaid Fraud Act and the Ohio Corrupt Practices Act. The complaint also asserts other statutory and common law claims against the defendants, including our subsidiaries. The State’s claims arise out of defendants’ alleged misrepresentations in connection with sales and marketing of opioids. The State of Ohio seeks declaratory and injunctive relief, compensatory, punitive and treble damages, restitution, civil penalties and attorneys’ fees and costs.

In June 2017, the City of Dayton, Ohio filed suit in Ohio state court (Montgomery County) against our subsidiaries EPI and EHSI and other defendants, asserting claims for violation of Ohio’s consumer sales practice statute, violation of Ohio’s deceptive trade practices statute, public nuisance, unjust enrichment and fraud arising from alleged misrepresentations in connection with sales and marketing of opioids. The complaint also asserts a claim for negligence against pharmaceutical distributors named as defendants, but does not assert that claim as to EPI or EHSI. The City of Dayton seeks compensatory damages, treble damages, penalties, punitive damages, interest, costs and disbursements. In July 2017, our subsidiaries removed the case to the U.S. District Court for the Southern District of Ohio. In August 2017, the City of Dayton filed a motion to remand the case to state court, which remains pending. The City of Lorain, Ohio filed a similar suit in Ohio state court (Lorain County) in June 2017, which also names our subsidiaries, along with other defendants. In August 2017, our subsidiaries removed the case to the U.S. District Court for the Northern District of Ohio.
In June 2017, Barry Staubus in his official capacity as the District Attorney General for the Second Judicial District, TN, Tony Clark, in his official capacity as the District Attorney General for the First Judicial District, TN, and Dan Armstrong, in his official capacity as the District Attorney General for the Third Judicial District, TN, along with plaintiff “Baby Doe,” filed suit against EPI, EHSI and other defendants in Tennessee Circuit Court (Sullivan County). The suit asserts claims for violation of the Tennessee Drug Dealer Liability Act and public nuisance and also seeks a declaration that Tennessee’s statutory caps on personal injury and punitive damages violate Tennessee’s state constitution. The plaintiffs also seek compensatory and punitive damages, restitution, injunctive relief and attorneys’ fees and costs. In July 2017, our subsidiaries removed the case to the U.S. District Court for the Eastern District of Tennessee. In August 2017, the plaintiffs filed a motion to remand the case to state court, which remains pending.
In June 2017, the State of Missouri filed suit against EPI, EHSI and other defendants in the Circuit Court of St. Louis City, Missouri asserting claims for violations of the Missouri Merchandising Practices Act and other state law claims based on defendants’ alleged misrepresentations in connection with sales and marketing of opioids. The state seeks civil penalties, damages, restitution, attorneys’ fees and costs and punitive damages.
In June 2017, a lawsuit was filed in the Illinois Circuit Court of the First Judicial Circuit (Union County) in the name of the People of the State of Illinois, the People of Union County and Union County against EPI, EHSI and other defendants. The complaint asserts state statutory claims based on alleged misrepresentations in connection with sales and marketing of opioids. A similar lawsuit was also filed in the Illinois Circuit Court of the Seventh Judicial Circuit (Jersey County) in the name of the People of the State of Illinois, the People of Jersey County and Jersey County against EPI, EHSI and other defendants. Both complaints seek injunctive relief, restitution, disgorgement, civil penalties, attorneys’ fees and costs.
In June 2017, a class action complaint was filed in the United States District Court of the Western District of Arkansas against our subsidiaries EPI and EHSI and other defendants. The complaint alleges that defendants violated Arkansas deceptive trade practices law and have been unjustly enriched by their alleged opioid sales and marketing practices, and seeks an order requiring defendants to fund a medical monitoring program to identify problematic opioid use. The complaint also seeks damages, restitution, disgorgement, other injunctive relief and attorneys’ fees and costs.
In August 2017, the County of Multnomah, Oregon filed suit in Oregon state court against our subsidiaries EPI and EHSI and other defendants, asserting claims for public nuisance, abnormally dangerous activity, gross negligence, fraud and deceit, and negligence. The plaintiff seeks damages, interest and costs.
We intend to contest the lawsuits identified above vigorously.
In addition to the lawsuits described above, the Company and/or its subsidiaries have received subpoenas, civil investigative demands and informal requests for information concerning the sale and marketing of opioids, including the following:
In September 2014, our subsidiaries EHSI and EPI received a Request for Information from the State of Tennessee Office of the Attorney General and Reporter seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER.
In August 2015, our subsidiaries EHSI and EPI received a subpoena from the State of New Hampshire Office of the Attorney General seeking documents and information regarding the sales and marketing of opioids, including OPANA® ER. We were cooperating with the State of New Hampshire Office of the Attorney General in its investigation until we learned it was being assisted by outside counsel hired on a contingent fee basis. The New Hampshire Attorney General initiated an action in the Superior Court for the State of New Hampshire to enforce the subpoena despite this contingent fee arrangement, and we (along with other companies that had received similar subpoenas) responded by filing a motion for protective order to preclude the use of contingent fee counsel. In addition, we filed a separate motion seeking declaratory relief. In March 2016, the Superior Court granted the motion for protective order on the grounds that the contingent fee agreement was invalid as ultra vires and that the office of the Attorney General had acted outside of its statutory authority in entering into the agreement with the contingent fee counsel. In April 2016, both the New Hampshire Attorney General and the companies that received subpoenas from the New Hampshire Attorney General, including EHSI and EPI, appealed, in part, the March 2016 Superior Court order to the New Hampshire Supreme Court. In June 2017, the New Hampshire Supreme Court issued its decision on the appeals, reversing the Superior Court’s protective order ruling and remanding the case to the Superior Court.

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
In May 2017, EPI received an Investigative Demand from the State of North Carolina Department of Justice seeking documents and information regarding the sales and marketing of opioid products.
We are currently cooperating with each of the investigations described above.
Investigations and lawsuits similar to the foregoing matters may be brought by others. We are unable to predict the outcome of these investigations or litigations, which may involve additional requests for information. We are also unable to predict the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations or litigations, if any, but will explore all options as appropriate in our best interests.
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
The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. § 1407, issued an order in April 2014 transferring these cases as In Re Lidoderm Antitrust Litigation, MDL No. 2521, to the U.S. District Court for the Northern District of California. The court granted plaintiffs’ motions for class certification filed on behalf of classes of direct and indirect purchasers in February 2017. In June 2017, we filed a motion for summary judgment on all claims against all defendants, and plaintiffs filed a motion for partial summary judgment on certain elements of their claims. Trial is currently scheduled to begin in late 2017. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation. We expect any such cases brought in federal court to be transferred to the Northern District of California as tag-along actions to In Re Lidoderm Antitrust Litigation.
Multiple direct and indirect purchasers of OPANA® ER have filed cases against our subsidiaries EHSI and EPI and other pharmaceutical companies, including Penwest Pharmaceuticals Co., which we subsequently acquired, and Impax Laboratories Inc. (Impax), all of which have been transferred and coordinated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois by the Judicial Panel on Multidistrict Litigation. Some of these cases have been filed on behalf of putative classes of direct and indirect purchasers, while others have been filed on behalf of individual retailers or health care benefit plans. These cases generally allege that the agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of the re-formulation of OPANA® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), various state antitrust and consumer protection statutes, as well as state common law. These cases generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In February 2016, the District Court issued orders (i) denying defendants’ motion to dismiss the claims of the direct purchasers, (ii) denying in part and granting in part defendants’ motion to dismiss the claims of the indirect purchasers, but giving them permission to file amended complaints and (iii) granting defendants’ motion to dismiss the complaints filed by certain retailers, but giving them permission to file amended complaints. In response to the District Court’s orders, the indirect purchasers filed an amended complaint to which the defendants filed a renewed motion to dismiss certain claims, and certain retailers also filed amended complaints. The defendants successfully moved to dismiss the indirect purchaser unjust enrichment claims arising under the laws of the states of California, Rhode Island and Illinois.

Beginning in February 2009, certain private plaintiffs, including distributors and retailers, filed a lawsuit against our subsidiary, Par Pharmaceutical Companies, Inc. (Par), in the U.S. District Court for the Central District of California, which was subsequently transferred to the U.S. District Court for the Northern District of Georgia, and which alleged violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of AndroGel®. Generally, the complaints in the remaining private plaintiff suits seek equitable relief, unspecified damages and costs.
In September 2012, the District Court granted a motion for summary judgment against the private plaintiffs’ claims of sham litigation. In May 2016, those private plaintiffs representing the putative class of indirect purchasers voluntarily dismissed their case against Par with prejudice. Claims by the direct purchasers are still pending.
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against Par and its affiliate Par Sterile Products, LLC in the U.S. District Court for the District of New Jersey alleging that Par and its affiliate engaged in an anticompetitive scheme to exclude competition from the market for vasopressin solution for intravenous injection in view of Par’s VASOSTRICT® (vasopressin) product. The complaint alleges violations of Sections 1 and 2 of The Sherman Antitrust Act, 15 U.S.C. §§ 1, 2, as well as the antitrust law and common law of the state of New Jersey, alleging that Par and its affiliate entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that Fresenius has been unable to obtain vasopressin API in order to file an ANDA to obtain FDA approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages in an unspecified amount, attorneys’ fees and costs and injunctive relief. In September 2016, Par and its affiliate filed a motion to dismiss the case for Fresenius’ failure to properly state a claim under the antitrust laws. In February 2017, the District Court denied the motion to dismiss.
We intend to contest the lawsuits identified above vigorously.
In addition to the lawsuits described above, the Company and/or its subsidiaries have received subpoenas, civil investigative demands and informal requests for information concerning antitrust matters, including the following:
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
In February 2015, Par and affiliates received a CID from the Office of the Attorney General for the State of Alaska seeking production of certain documents and information regarding Par’s settlement of the AndroGel® patent litigation as well as documents produced in the aforementioned litigation filed by the FTC.
We are currently cooperating with the State of Florida Office of the Attorney General, the State of Alaska Office of the Attorney General and the State of South Carolina Office of the Attorney General in their respective investigations. Investigations and lawsuits similar to these antitrust matters described above may be brought by others.
In certain of these matters, the Company believes that a loss is probable and we have incorporated our best estimate of this loss into our reserve for loss contingencies. However, we are unable to predict the outcome of certain of these investigations or litigations. Except for the amount included in our reserve for loss contingencies, the ultimate legal and financial liability and the possible loss or range of loss for these investigations or litigations cannot be reasonably estimated at this time. It is reasonably possible that additional losses could be incurred and those losses could be material. Investigations and lawsuits similar to the foregoing matters may be brought by others. The Company will explore all options as appropriate in our best interests.

False Claims Act Litigation
The Attorneys General of Florida, Indiana and Virginia and the U.S. Office of Personnel Management (the USOPM) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas and Utah have issued CIDs, to our subsidiary Par, among other companies. The demands generally request documents and information pertaining to allegations that certain of Par’s sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. Par has provided documents in response to these subpoenas to the respective Attorneys General and the USOPM. The aforementioned subpoenas and CIDs culminated in the federal and state law qui tam action brought on behalf of the U.S. and several states by Bernard Lisitza. The complaint was unsealed in August 2011. Lisitza’s corrected second amended complaint generally seeks (i) a finding that defendants violated and be enjoined from future violations of the federal False Claims Act and state false claims acts; (ii) treble damages and maximum civil penalties for each violation of the federal False Claims Act and state false claims acts; (iii) an applicable percentage share of the proceeds; and (iv) expenses, fees and costs. The U.S. intervened in this action and filed a separate complaint in September 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The U.S.’s second corrected complaint generally seeks (i) treble damages and civil penalties for violations under the federal False Claims Act and (ii) compensatory and punitive damages for common law fraud. The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claim acts, common law fraud and unjust enrichment. Michigan’s complaint generally seeks (i) treble damages and civil penalties and (ii) common law compensatory and punitive damages. Indiana’s amended complaint generally seeks treble damages, costs and attorney’s fees. A motion for summary judgment is pending. Similar litigation may be brought by other plaintiffs. We intend to vigorously defend this lawsuit. At this time, we are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any.
Pricing Matters
In December 2014, our subsidiary Par received a Subpoena to testify before Grand Jury from the Antitrust Division of the DOJ and issued by the U.S. District Court for the Eastern District of Pennsylvania. The subpoena requested documents and information focused primarily on product and pricing information relating to Par’s authorized generic version of Lanoxin (digoxin) oral tablets and Par’s generic doxycycline products, and on communications with competitors and others regarding those products. Par is currently cooperating with the investigation.
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
We are unable to predict the outcome of the foregoing investigations, which may involve additional requests for information. In addition, investigations similar to these matters described above may be brought by others. We are also unable to predict the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interests.
Beginning in December 2015, two complaints, including a class action complaint, were filed in the Philadelphia Court of Common Pleas against us and certain of our subsidiaries, including Par, along with other manufacturers of generic pharmaceutical products, seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices by the defendant companies violated state law, including consumer protection law. The class action complaint was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania, and the plaintiff filed an amended complaint. In January 2017, defendants moved to dismiss the amended class action complaint, and that motion remains pending. The case in the Philadelphia Court of Common Pleas is stayed pending resolution of the class action.
Beginning in March 2016, several class action complaints were filed in the U.S. District Courts for the Eastern District of Pennsylvania and the District of Rhode Island against us and certain of our subsidiaries, including Par and Par Pharmaceutical, Inc. (PPI), and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding digoxin and doxycycline violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims. The U.S. Judicial Panel on Multidistrict Litigation, pursuant to 28 U.S.C. §1407, issued an order in August 2016 establishing coordinated or consolidated pretrial proceedings for these cases in the U.S. District Court for the Eastern District of Pennsylvania under the caption In Re Generic Digoxin and Doxycycline Antitrust Litigation, MDL No. 2724. The direct purchaser plaintiffs and indirect purchaser plaintiffs filed consolidated amended class action complaints in January 2017, and defendants moved to dismiss those complaints in March 2017. An independent pharmacy plaintiff filed a similar class action complaint in the U.S. District Court for the Eastern District of Pennsylvania in March 2017.

Since November 2016, several class action complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania against certain of our subsidiaries, including Par and PPI, and other manufacturers seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices regarding divalproex ER violated federal and/or state antitrust laws and/or gave rise to state consumer protection and/or unjust enrichment claims.
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
In January 2017, Rochester Drug Co-Operative, Inc. filed a motion with the U.S. Judicial Panel on Multidistrict Litigation seeking to transfer certain of the foregoing antitrust complaints to the U.S. District Court for the Eastern District of Pennsylvania for inclusion in MDL No. 2724, which would then be renamed In re Generic Pharmaceuticals Pricing Antitrust Litigation. In April 2017, the U.S. Judicial Panel on Multidistrict Litigation issued an order renaming MDL No. 2724 as requested and expanding it to include actions in which: (a) plaintiffs assert claims for price fixing of generic drugs in violation of the Sherman Act and/or state antitrust laws on behalf of overlapping putative nationwide classes of direct or indirect purchasers of generic pharmaceuticals; (b) the average market price of the subject generic pharmaceutical is alleged to have increased between 2012 and the present; (c) defendants are alleged to have effectuated the alleged conspiracy through direct company-to-company contacts and through joint activities undertaken through trade associations, in particular meetings of the Generic Pharmaceutical Association; and (d) the allegations stem from the same government investigation into anticompetitive conduct in the generic pharmaceuticals industry. Pursuant to this order, the propranolol and amitriptyline hydrochloride cases filed in the U.S. District Court for the Southern District of New York were transferred to the U.S. District Court for the Eastern District of Pennsylvania as part of MDL No. 2724. As noted above, the digoxin and doxycycline, divalproex ER and baclofen cases were already pending in the U.S. District Court for the Eastern District of Pennsylvania, and they all have been consolidated into MDL No. 2724. We expect consolidated amended class action complaints to be filed in August 2017.
We intend to contest these litigations vigorously and to explore all options as appropriate in our best interests. Lawsuits similar to these pricing matters described above may be brought by others. We are unable to predict the outcome of these litigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these litigations, if any.
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

In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering, on behalf of itself and all similarly situated purchasers. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against Endo, certain of Endo’s current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In March 2017 defendants removed the case to the U.S. District Court for the Eastern District of Pennsylvania. In May 2017, the plaintiff moved to remand the case back to Pennsylvania state court; briefing on their motion has been completed, but no ruling has been issued.
In April 2017, a putative class action entitled Phaedra A. Makris v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the Superior Court of Justice in Ontario, Canada by an individual shareholder on behalf of herself and similarly-situated Canadian-based investors who purchased Endo’s securities between January 11 and May 5, 2016. The statement of claim generally seeks class certification, declaratory relief, damages, interest and costs based on alleged violations of the Ontario Securities Act. The statement of claim alleges negligent misrepresentations concerning the Company’s revenues, profit margins and earnings per share; its receipt of a subpoena from the State of Connecticut regarding doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium and oxybutynin chloride; and the erosion of the Company’s U.S. generic pharmaceutical business.
We intend to contest these litigations vigorously and to explore all options as appropriate in our best interests. Lawsuits similar to these securities related class action matters described above may be brought by others. We are unable to predict the outcome of these litigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these litigations, if any.
Paragraph IV Certifications on OPANA® ER
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering OPANA® ER (oxymorphone hydrochloride extended-release tablets CII). In December 2012, EPI filed a complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-INTAC® technology version of OPANA® ER. In May 2013 and June 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-INTAC® technology OPANA® ER: Roxane Laboratories, Inc. (Roxane) and Ranbaxy Laboratories Limited, which was acquired by Sun Pharmaceutical Industries Ltd. (Ranbaxy). Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122 and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-INTAC® technology formulations of OPANA® ER. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York. In August 2015, the District Court ruled that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The District Court also ruled that the defendants failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid, enjoined the defendants from launching their generic products until the expiration of those patents and directed Actavis to withdraw its generic product within 60 days. In October 2015, the District Court tolled the 60-day period until it decided two pending post-trial motions. In April 2016, the District Court issued an order upholding its August 2015 ruling in EPI’s favor and confirming the prior injunction against the manufacture or sale of the generic version of the non-INTAC® technology OPANA® ER currently offered by Actavis and the additional approved but not yet marketed generic version of the product developed by Roxane. The defendants filed appeals to the Court of Appeals for the Federal Circuit. We intend to continue vigorously asserting our intellectual property rights and to oppose any such appeal.
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

In August 2014 and October 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using OPANA® ER and a highly pure version of the active pharmaceutical ingredient of OPANA® ER. In November 2014, EPI filed lawsuits against Teva, ThoRx, Actavis, Impax, Ranbaxy, Roxane, Amneal and Sandoz Inc. based on their ANDAs filed against both the INTAC® technology and non-INTAC® technology versions of OPANA® ER. Those lawsuits were filed in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively. On November 17, 2015, the District Court held the ‘737 patent invalid for claiming unpatentable subject matter. That patent has been dismissed from all suits and the suits administratively closed as to that patent, subject to appeal at the end of the case on the ‘779 patent. Beginning July 11, 2016, a three-day trial was held in the U.S. District Court for the District of Delaware against Teva and Amneal for infringement of the ‘779 patent. In October 2016, the District Court issued an Opinion holding that the defendants infringed the claims of U.S. Patent No. 8,871,779. The Opinion also held that the defendants had failed to show that U.S. Patent No. 8,871,779 was invalid. The District Court issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent No. 8,871,779 in November 2029. A trial for infringement of the ‘799 patent by Actavis was held in February 2017 in the same court (U.S. District Court for the District of Delaware) in front of the same judge.
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
NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017			2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$771	$(280)	$491	$(234)	$87	$(147)
Less: reclassification adjustments for (gain) loss realized in net (loss) income	—	—	—	—	—	—
Net unrealized gains (losses)	$771	$(280)	$491	$(234)	$87	$(147)
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain (loss) arising during the period	10,340	—	10,340	(7,866)	(13,743)	(21,609)
Less: reclassification adjustments for (gain) loss realized in net (loss) income	—	—	—	—	—	—
Foreign currency translation gain (loss)	$10,340	$—	$10,340	$(7,866)	$(13,743)	$(21,609)
Other comprehensive income (loss)	$11,111	$(280)	$10,831	$(8,100)	$(13,656)	$(21,756)

The following table presents the tax effects allocated to each component of Other comprehensive income for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017			2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$227	$(82)	$145	$(1,620)	$613	$(1,007)
Less: reclassification adjustments for (gain) loss realized in net (loss) income	—	—	—	—	—	—
Net unrealized gains (losses)	$227	$(82)	$145	$(1,620)	$613	$(1,007)
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain arising during the period	25,474	—	25,474	46,706	12,448	59,154
Less: reclassification adjustments for gain realized in net loss	—	—	—	—	—	—
Foreign currency translation gain	$25,474	$—	$25,474	$46,706	$12,448	$59,154
Other comprehensive income	$25,701	$(82)	$25,619	$45,086	$13,061	$58,147
The following is a summary of the accumulated balances related to each component of Other comprehensive income, net of taxes, at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Net unrealized gains	$1,040	$895
Foreign currency translation loss	(328,855)	(354,329)
Accumulated other comprehensive loss	$(327,815)	$(353,434)
NOTE 13. SHAREHOLDERS' EQUITY
Changes in Shareholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2017 (in thousands):

Total Shareholders’ Equity
Shareholders’ equity at January 1, 2017, prior to the adoption of ASU 2016-16	$2,701,589
Effect of adopting ASU 2016-16 (1)	(372,825)
Shareholders' equity at January 1, 2017	$2,328,764
Net loss	(1,570,346)
Other comprehensive income	25,619
Compensation related to share-based awards	27,005
Tax withholding for restricted shares	(1,839)
Other	(97)
Shareholders’ equity at June 30, 2017	$809,106
__________

(1)	Refer to Note 2. Recent Accounting Pronouncements for further description of ASU 2016-16.

The following table displays a reconciliation of our beginning and ending balances in shareholders’ equity for the six months ended June 30, 2016 (in thousands):

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
During the second quarter of 2017, the Company’s shareholders approved an amendment to the Endo International plc Amended and Restated 2015 Stock Incentive Plan (the Plan). The Plan was amended and restated to increase the number of the Company’s ordinary shares that may be issued with respect to awards under the Plan by 10.0 million ordinary shares and to make certain other changes to the Plan’s terms. None of the additional ordinary shares reserved were issued during the six months ended June 30, 2017.
The Company recognized share-based compensation expense of $27.0 million and $29.6 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total remaining unrecognized compensation cost related to all non-vested share-based compensation awards amounted to $66.6 million. For the PSUs that are based on a free cash flow metric and are measured against annual performance targets, performance targets with respect to future annual performance periods have not yet been established. As a result, no fair value has been ascribed to these future annual performance periods and these performance periods are not reflected in the remaining unrecognized compensation cost.
As of June 30, 2017, the weighted average remaining requisite service period of the non-vested stock options was 2.9 years and for non-vested restricted stock units was 2.3 years.
NOTE 14. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency (gain) loss, net	$(3,870)	$1,554	$(6,854)	$2,550
Equity (earnings) loss from investments accounted for under the equity method, net	(1,090)	3,828	(88)	1,484
Other miscellaneous, net	(1,749)	(207)	(1,804)	(766)
Other (income) expense, net	$(6,709)	$5,175	$(8,746)	$3,268
Foreign currency (gain) loss, net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities.

NOTE 15. INCOME TAXES
During the three months ended June 30, 2017, the Company recognized income tax benefit of $57.5 million on $753.5 million of loss from continuing operations before income tax, compared to $555.3 million of income tax benefit on $165.5 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings, the discrete tax benefits associated with goodwill and intangible asset impairments in the U.S. Branded Pharmaceuticals segment, and the net discrete tax benefit associated with intangible asset impairments in the International Pharmaceuticals segment. During the second quarter of 2016, the Company implemented a legal entity restructuring as part of its continuing integration of its businesses that resulted in the realization of a $644.0 million discrete tax benefit arising from outside basis differences, reduced by a $196.0 million valuation allowance. The reorganization also provided operating flexibility and benefits and reduced the impact related to potential future limits that could apply to the use of tax attributes by utilizing most of the Company’s attributes to offset the gain in the intercompany sale that stepped-up the tax basis of the U.S. Generic Pharmaceuticals business assets. The Company also benefited from an improved mix of jurisdictional pre-tax income and losses.
During the six months ended June 30, 2017, the Company recognized income tax benefit of $69.4 million on $930.9 million of loss from continuing operations before income tax, compared to $674.0 million of income tax benefit on $372.9 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings and the discrete tax benefits associated with goodwill and intangible asset impairments in the U.S. Branded Pharmaceuticals segment and intangible asset impairments in the International Pharmaceuticals segment. The income tax benefit for the comparable 2016 period was primarily related to benefits arising from losses from continued operations and the net discrete tax benefit recorded in the second quarter discussed above.
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
NOTE 16. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
(Loss) income from continuing operations	$(696,020)	$389,812	$(861,443)	$301,049
Less: Net income from continuing operations attributable to noncontrolling interests	—	18	—	16
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	$(696,020)	$389,794	$(861,443)	$301,033
Loss from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	(700,498)	(46,216)	(708,903)	(91,324)
Net (loss) income attributable to Endo International plc ordinary shareholders	$(1,396,518)	$343,578	$(1,570,346)	$209,709
Denominator:
For basic per share data—weighted average shares	223,158	222,667	223,086	222,485
Dilutive effect of ordinary share equivalents	—	195	—	535
Dilutive effect of various convertible notes and warrants	—	1	—	1
For diluted per share data—weighted average shares	223,158	222,863	223,086	223,021
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
All stock options and stock awards were excluded from the diluted share calculation for the three and six months ended June 30, 2017 because their effect would have been anti-dilutive, as the Company was in a loss position. During the three and six months ended June 30, 2016, aggregate stock options and stock awards of 5.9 million and 4.7 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive.
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired, (5) pricing of our products, (6) the timing of mergers, acquisitions, divestitures and other related activity and (7) other actions taken by the Company which may impact the availability of our products. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges, litigation-related charges, restructuring charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements.
Consolidated Results Review
Total Revenues. Total revenues for the three and six months ended June 30, 2017 decreased 5% to $875.7 million and increased 2% to $1,913.3 million, respectively, from $920.9 million and $1,884.4 million in the comparable 2016 periods.
Throughout the first half of 2017, our U.S. Generic Pharmaceuticals segment benefited from fourth quarter 2016 launches, including ezetimibe tablets (generic version of Zetia®) and quetiapine ER tablets (generic version of Seroquel® XR), as well as strong performance of its Sterile Injectables portfolio, including VASOSTRICT®, ADRENALIN® and other products. The U.S. Generics Base portfolio continued to decline driven by overall market trends and product rationalization in our U.S. Generic Pharmaceuticals segment. Our U.S. Branded Pharmaceuticals segment’s Specialty Products portfolio, which includes XIAFLEX®, continued to grow during the first half of 2017. However, this growth was more than offset by declines in its Established Products portfolio, resulting primarily from the impact of generic competition and the divestiture of STENDRA® in the third quarter of 2016.
The decrease for the three months ended June 30, 2017 primarily related to the declines in the U.S. Generics Base and U.S. Branded Pharmaceuticals Established Products portfolios described above, partially offset by revenue increases related to new generic launches, Sterile Injectables and our U.S. Branded Pharmaceuticals segment’s Specialty Products portfolio. The increase for the six months ended June 30, 2017 primarily related to revenue increases described above related to new generic launches, Sterile Injectables and our U.S. Branded Pharmaceuticals segment’s Specialty Products portfolio, partially offset by the declines in the U.S. Generics Base and U.S. Branded Pharmaceuticals Established Products portfolios. Our revenues are further described below under the heading “Business Segment Results Review”.
The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expired in the second quarter of 2017. As a result, combined revenues for these products began to decline significantly during the second quarter of 2017 and will continue to decline leading into the third quarter of 2017.

In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. We plan to work with the FDA to coordinate an orderly withdrawal of the product from the market and plan to cease shipments to customers by September 1, 2017. We expect the withdrawal of OPANA® ER will have an adverse effect on the future revenues and results of operations of our U.S. Branded Pharmaceuticals segment.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$539,401	62	$632,218	69	$1,208,363	63	$1,320,923	70
Selling, general and administrative	155,555	18	193,070	21	332,795	17	371,425	20
Research and development	40,869	5	50,589	5	83,878	4	92,281	5
Litigation-related and other contingencies, net	(2,600)	—	5,259	1	(1,664)	—	10,459	1
Asset impairment charges	725,044	83	39,951	4	929,006	49	169,576	9
Acquisition-related and integration items	4,190	—	48,171	5	15,070	1	60,725	3
Total costs and expenses*	$1,462,459	167	$969,258	105	$2,567,448	134	$2,025,389	107
__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and six months ended June 30, 2017 decreased 15% to $539.4 million and decreased 9% to $1,208.4 million, respectively, from the comparable 2016 periods.
Product rationalization resulting from the U.S. Generic Pharmaceuticals restructuring initiative announced in May 2016 and decreases to inventory step-up expense based on the timing of prior acquisitions each contributed to period-over-period decreases in Cost of revenues during both the three and six months ended June 30, 2017 when compared to the same periods in 2016. These savings were partially offset by charges of $12.8 million recorded during the three months ended June 30, 2017 related to the 2017 U.S. Generics Pharmaceuticals restructuring initiative.
Also contributing to the decrease in cost of revenues for the three months ended June 30, 2017 were period-over-period decreases in amortization expense and total revenues.
Partially offsetting the decrease in cost of revenues for the six months ended June 30, 2017 was a period-over-period increase in amortization expense, which resulted from certain generic product launches, and increased revenues.
Gross margin for the three and six months ended June 30, 2017 increased to 38% from 31% and increased to 37% from 30%, respectively, in the comparable 2016 periods. The increase for both the three and six months ended June 30, 2017 was primarily attributable to reductions in inventory step-up and fluctuations in amortization expenses and the impact of changes in the mix of revenues resulting from the product rationalization initiative described above.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2017 decreased 19% to $155.6 million and decreased 10% to $332.8 million, respectively, from the comparable 2016 periods.
The decrease for both the three and six months ended June 30, 2017 was primarily a result of cost reductions that were implemented during 2016 and in the first half of 2017, including the impact of those related to various restructuring initiatives. These savings were partially offset by charges related to our restructuring initiatives. Total charges related to our January 2017 restructuring initiative and 2017 U.S. Generics Pharmaceuticals restructuring initiative during the three and six months ended June 30, 2017 totaled $6.9 million and $22.0 million, respectively. Our restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Research and development expenses. Research and development (R&D) expenses for the three and six months ended June 30, 2017 decreased 19% to $40.9 million and decreased 9% to $83.9 million, respectively, from the comparable 2016 periods.

These decreases were primarily attributable to lower development costs and filing fees in 2017 compared to 2016 related to new product launches in our U.S. Generic Pharmaceuticals segment. Additionally, our U.S. Branded Pharmaceuticals segment’s costs decreased as a result of cost savings generated from the January 2017 Restructuring, as well as the timing of a 2016 Phase 2 clinical trial for the development of XIAFLEX® for the treatment of cellulite, the results of which were announced in November 2016. We currently expect to initiate Phase 3 trials in cellulite towards the end of 2017.
Litigation-related and other contingencies, net. Litigation-related and other contingencies, net for the three and six months ended June 30, 2017 totaled a net benefit of $2.6 million and $1.7 million, respectively, which included the impact of certain reimbursements. This compared to charges of $5.3 million and $10.5 million, respectively, in the comparable 2016 periods. Our material legal proceedings and other contingent matters are described in more detail in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three and six months ended June 30, 2017 totaled $725.0 million and $929.0 million, respectively, compared to $40.0 million and $169.6 million in the comparable 2016 periods. A summary of significant goodwill and other intangible asset impairment charges by reportable segment for the six months ended June 30, 2017 and 2016 is included below.
U.S. Generic Pharmaceuticals Segment
During the first and second quarters of 2017, the Company identified certain market conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in its U.S. Generic Pharmaceuticals segment. Accordingly, the Company tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million and $268.2 million during the three months ended March 31, 2017 and June 30, 2017, respectively.
In addition, as further described in Note 4. Restructuring, the Company announced the 2017 U.S. Generic Pharmaceuticals restructuring initiative in July 2017, which includes the discontinuation of certain commercial products. As a result, the Company assessed the recoverability of the impacted products and certain property, plant and equipment, resulting in pre-tax, non-cash asset impairment charges of approximately $57.5 million related to intangible assets and $32.0 million related to property, plant and equipment during the second quarter of 2017. The Company also initiated an interim goodwill impairment analysis of its Generics reporting unit during the second quarter of 2017 as a result of the 2017 U.S. Generic Pharmaceuticals restructuring initiative and determined that the estimated fair value of the Generics reporting unit exceeded its carrying amount. Accordingly, no related goodwill impairment was recorded. The Company estimated the fair value of the Generics reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Generics goodwill impairment test was 9.0%. The goodwill balance for the Company’s Generics reporting unit was approximately $3,531 million as of June 30, 2017.
During the first and second quarters of 2016, the Company identified certain market and regulatory conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying amounts of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million and $40.0 million during the first and second quarters of 2016, respectively. The Company also recognized pre-tax, non-cash asset impairment charges of $100.3 million during the first quarter of 2016 related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain IPR&D projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.
U.S. Branded Pharmaceuticals Segment
In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. As a result of our decision, the Company determined that the carrying amount of its OPANA® ER intangible asset was no longer recoverable, resulting in a pre-tax, non-cash impairment charge of $20.6 million in the second quarter of 2017, representing the remaining carrying amount. In addition, during the second quarter of 2017, the Company identified certain market conditions impacting the recoverability of certain other finite-lived intangible assets in its U.S. Branded Pharmaceuticals segment. Accordingly, the Company tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $31.5 million during the three months ended June 30, 2017.

In addition, as a result of the withdrawal of OPANA® ER from the market and the continued erosion of its U.S. Branded Pharmaceuticals segment’s Established Products portfolio, the Company initiated an interim goodwill impairment analysis of its Branded reporting unit during the second quarter of 2017. Based on the provisions of ASU 2017-04, which the Company adopted as of January 1, 2017, the Company recorded a pre-tax, non-cash asset impairment charge of $180.4 million during the three months ended June 30, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Branded reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Branded goodwill impairment test was 9.5%. The remaining goodwill for the Company’s Branded reporting unit was approximately $829 million as of June 30, 2017.
International Pharmaceuticals Segment
Pursuant to an existing agreement with a wholly owned subsidiary of Novartis AG (Novartis), Paladin licensed the Canadian rights to commercialize serelaxin, an investigational drug for the treatment of acute heart failure (AHF). In March 2017, Novartis announced that a Phase III study of serelaxin in patients with AHF failed to meet its primary endpoints. As a result, Endo has concluded that the full carrying amount of its serelaxin in-process research and development intangible asset is impaired, resulting in a $45.5 million pre-tax non-cash impairment charge for the three months ended March 31, 2017.
In addition and as a result of the serelaxin impairment, the Company assessed the recoverability of its Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its carrying amount. The Company recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Paladin reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%. The remaining goodwill for the Company’s Paladin reporting unit was approximately $87 million as of June 30, 2017.
As further discussed in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale, the Company entered into a definitive agreement to sell Somar on June 30, 2017, which resulted in Somar’s assets and liabilities being classified as held for sale. The initiation of held-for-sale accounting, together with the agreed upon sale price, triggered an impairment review. Accordingly, the Company performed an impairment analysis using a market approach and determined that impairment charges were required. The Company recorded pre-tax non-cash impairment charges of $25.7 million, $89.5 million and $9.9 million related to Somar’s goodwill, other intangible assets and property, plant and equipment, respectively, during the second quarter of 2017. The goodwill and other intangibles asset impairment charges each represented the remaining carrying amounts of the corresponding assets.
Acquisition-related and integration items. Acquisition-related and integration items for the three and six months ended June 30, 2017 totaled $4.2 million and $15.1 million of expense, respectively, compared to $48.2 million and $60.7 million of expense, respectively, in the comparable 2016 periods.
Acquisition-related and integration items, excluding amounts related to contingent consideration, for the three and six months ended June 30, 2017 decreased 91% to $2.2 million and decreased 85% to $6.9 million, respectively, from the comparable 2016 periods. The decreases were primarily attributable to lower costs incurred associated with our 2015 Auxilium and Par acquisitions.
Net adjustments related to acquisition-related contingent consideration, which resulted from changes in market conditions impacting the commercial potential of the underlying products, included charges of $2.0 million and $8.1 million for the three and six months ended June 30, 2017, respectively, compared to charges of $23.9 million and $13.2 million in the comparable 2016 periods. See Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$123,354	$113,097	$236,807	$230,567
Interest income	(1,607)	(1,178)	(3,061)	(1,855)
Interest expense, net	$121,747	$111,919	$233,746	$228,712
Interest expense for the three and six months ended June 30, 2017 increased 9% to $123.4 million and increased 3% to $236.8 million from the comparable 2016 periods. The increase for both the three and six months ended June 30, 2017 was primarily attributable to increased interest rates as a result of the refinancing that occurred on April 27, 2017, which is further described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $51.7 million for both the three and six months ended June 30, 2017, with no such amounts recorded in the comparable 2016 periods. The 2017 amounts related to certain previously unamortized debt issuance costs that were charged to expense in connection with the April 2017 refinancing.

Other (income) expense, net. The components of Other (income) expense, net for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency (gain) loss, net	$(3,870)	$1,554	$(6,854)	$2,550
Equity (earnings) loss from investments accounted for under the equity method, net	(1,090)	3,828	(88)	1,484
Other miscellaneous, net	(1,749)	(207)	(1,804)	(766)
Other (income) expense, net	$(6,709)	$5,175	$(8,746)	$3,268
Foreign currency (gain) loss, net results from the remeasurement of our foreign currency denominated assets and liabilities.
Income tax benefit. During the three months ended June 30, 2017, the Company recognized income tax benefit of $57.5 million on $753.5 million of loss from continuing operations before income tax, compared to $555.3 million of income tax benefit on $165.5 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings, the discrete tax benefits associated with goodwill and intangible asset impairments in the U.S. Branded Pharmaceuticals segment, and the net discrete tax benefit associated with intangible asset impairments in the International Pharmaceuticals segment. During the second quarter of 2016, the Company implemented a legal entity restructuring as part of its continuing integration of its businesses that resulted in the realization of a $644.0 million discrete tax benefit arising from outside basis differences, reduced by a $196.0 million valuation allowance. The reorganization also provided operating flexibility and benefits and reduced the impact related to potential future limits that could apply to the use of tax attributes by utilizing most of the Company’s attributes to offset the gain in the intercompany sale that stepped-up the tax basis of the U.S. Generic Pharmaceuticals business assets. The Company also benefited from an improved mix of jurisdictional pre-tax income and losses.
During the six months ended June 30, 2017, the Company recognized income tax benefit of $69.4 million on $930.9 million of loss from continuing operations before income tax, compared to $674.0 million of income tax benefit on $372.9 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings and the discrete tax benefits associated with goodwill and intangible asset impairments in the U.S. Branded Pharmaceuticals segment and intangible asset impairments in the International Pharmaceuticals segment. The income tax benefit for the comparable 2016 period was primarily related to benefits arising from losses from continued operations and the net discrete tax benefit recorded in the second quarter discussed above.
Discontinued operations, net of tax. As a result of the decision to sell our AMS business and wind down our Astora business, the operating results of this business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations, net of tax, totaled $700.5 million and $708.9 million of loss, respectively, during the three and six months ended June 30, 2017 compared to $46.2 million and $91.3 million of loss, respectively, in the comparable 2016 periods.
The primary drivers of the period-over-period changes for both the three and six months ended June 30, 2017 included the after-tax impact of a second quarter 2017 charge of $775.5 million related to mesh litigation that is further described in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and decreases in revenue and overall spending resulting from the wind-down of our Astora business following discontinuation of business operations on March 31, 2016.
The change for the six months ended June 30, 2017 also includes the impact of a decrease in asset impairment charges of $21.3 million.
2017 Outlook
We estimate that our 2017 total revenues will be between $3.38 billion and $3.53 billion. This estimate reflects an anticipated decline in our U.S. Generic Pharmaceuticals segment driven by a decline in the base business partially offset by growth in our Sterile Injectables and new launch revenues; a decline in our U.S. Branded Pharmaceuticals segment resulting from the annualization of the loss of exclusivity for VOLTAREN® Gel and FROVA®, our previously announced decision to voluntarily withdraw OPANA® ER from the market and the continued decline in the legacy pain portfolio, partially offset by the growth of XIAFLEX® and our other Specialty business products; the divestiture of the Litha and Somar businesses in the second half of 2017 and competitive pressures in our International Pharmaceuticals segment. The Company anticipates improved margins in 2017 driven by product rationalization in our U.S. Generic Pharmaceuticals segment and targeted cost reductions in selling, general and administrative expenses. We will continue to invest in XIAFLEX® and other core products to position the Company for long-term success. There can be no assurance that we will achieve these results.

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
Certain of the corporate general and administrative expenses incurred by us are not attributable to any specific segment. Accordingly, these costs are not allocated to any of our segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of our segments. Our consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of our segments less these unallocated corporate items.
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
Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues to external customers:
U.S. Generic Pharmaceuticals	$563,312	$565,358	$1,285,295	$1,148,748
U.S. Branded Pharmaceuticals	245,188	288,342	495,347	597,155
International Pharmaceuticals (1)	67,231	67,187	132,689	138,523
Total net revenues to external customers	$875,731	$920,887	$1,913,331	$1,884,426
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada, Latin America and South Africa.

U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Generic Pharmaceuticals:
U.S. Generics Base (1)	$218,935	$331,095	$455,082	$678,524
Sterile Injectables	160,597	126,245	311,946	249,934
New Launches and Alternative Dosages (2)	183,780	108,018	518,267	220,290
Total U.S. Generic Pharmaceuticals	$563,312	$565,358	$1,285,295	$1,148,748
__________

(1)	U.S. Generics Base includes solid oral-extended release, solid oral-immediate release and pain/controlled substances products.

(2)
New Launches and Alternative Dosages includes liquids, semi-solids, patches, powders, ophthalmics, sprays and new product launches. Products are included in New Launches during the calendar year of launch and the subsequent calendar year such that the period of time any product will be considered a New Launch will range from thirteen to twenty-four months. Subsequent to this thirteen to twenty-four month period that revenues are considered New Launches, these product revenues will be reflected as either U.S. Generics Base or Sterile Injectables, or will remain as an Alternative Dosage. New Launches contributed $92.3 million and $333.9 million of revenues for the three and six months ended June 30, 2017, respectively, compared to $32.9 million and $64.0 million of revenues in the comparable 2016 periods.

Net sales of U.S. Generics Base for the three and six months ended June 30, 2017 decreased 34% to $218.9 million and decreased 33% to $455.1 million, respectively, from the comparable 2016 periods. Continued competitive pressure on commoditized generic products resulted in revenue decreases for both the three and six months ended June 30, 2017. Also contributing to the revenues decrease during the six months ended June 30, 2017 was the impact of product rationalization actions resulting from the 2016 U.S. Generic Pharmaceuticals restructuring initiative.
Net sales of Sterile Injectables for the three and six months ended June 30, 2017 increased 27% to $160.6 million and increased 25% to $311.9 million, respectively, from the comparable 2016 periods. The increase for both the three and six months ended June 30, 2017 was primarily attributable to net sales of VASOSTRICT® and ADRENALIN®. VASOSTRICT® is the first and only vasopressin injection with a New Drug Application (NDA) approved by the FDA. Its sales were $95.8 million and $194.9 million for the three and six months ended June 30, 2017, up from $77.2 million and $157.1 million in the comparable 2016 periods, with the change driven by increases in both price and volume.
Net sales of New Launches and Alternative Dosages for the three and six months ended June 30, 2017 increased 70% to $183.8 million and increased 135% to $518.3 million, respectively, from the comparable 2016 periods. Included within this portfolio are ezetimibe tablets and quetiapine ER tablets, both of which are first-to-file products launched in the fourth quarter of 2016. Combined net sales for these two products for the three and six months ended June 30, 2017 totaled $52.3 million and $253.7 million, respectively. The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expired in the second quarter of 2017. As a result, combined revenues for these products began to decline significantly during the second quarter of 2017 and will continue to decline leading into the third quarter of 2017. The remaining increases in net sales of New Launches and Alternative Dosages were primarily attributable to the launch of new injectables during the six months ended June 30, 2017 and Alternative Dosages, driven by favorable changes in the competitive market for certain products in this category. As of June 30, 2017, our U.S. Generic Pharmaceuticals segment has approximately 200 products in its pipeline, which includes approximately 110 Abbreviated New Drug Applications (ANDAs) pending with the U.S. Food and Drug Administration. Of the 110 ANDAs, approximately 40 represent potential first-to-file or first-to-market opportunities. We expect total 2017 launches to exceed 20 products.

U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Specialty Products:
XIAFLEX®	$50,077	$42,419	$99,602	$86,464
SUPPRELIN® LA	23,649	21,211	42,830	38,463
Other Specialty (1)	36,745	31,973	72,773	64,942
Total Specialty Products	$110,471	$95,603	$215,205	$189,869
Established Products:
OPANA® ER	$31,582	$38,554	$67,300	$83,224
PERCOCET®	30,889	35,708	61,834	69,301
VOLTAREN® Gel	20,270	27,290	34,544	63,037
LIDODERM®	11,678	27,039	24,854	46,751
Other Established (2)	40,298	64,148	91,610	144,973
Total Established Products	$134,717	$192,739	$280,142	$407,286
Total U.S. Branded Pharmaceuticals (3)	$245,188	$288,342	$495,347	$597,155
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray, and AVEED®.

(2)	Products included within Other Established include, but are not limited to, TESTIM® and FORTESTA® Gel, including the authorized generic.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2017 or 2016.

Specialty Products
Net sales of XIAFLEX® for the three and six months ended June 30, 2017 increased 18% to $50.1 million and increased 15% to $99.6 million, respectively, from the comparable 2016 periods. The increase for both the three and six months ended June 30, 2017 was primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX® as well as price.
Net sales of SUPPRELIN® LA for the three and six months ended June 30, 2017 increased 11% to $23.6 million and increased 11% to $42.8 million, respectively, from the comparable 2016 periods. The increase for both the three and six months ended June 30, 2017 was primarily attributable to price increases.
Net sales of Other Specialty Products for the three and six months ended June 30, 2017 increased 15% to $36.7 million and increased 12% to $72.8 million, respectively, from the comparable 2016 periods, driven by increased net sales of AVEED®, TESTOPEL® and NASCOBAL® Nasal Spray, which benefited from increased prices and, in certain cases, improved volume.
Established Products
Net sales of OPANA® ER for the three and six months ended June 30, 2017 decreased 18% to $31.6 million and decreased 19% to $67.3 million, respectively, from the comparable 2016 periods. Net sales continue to be impacted by competing generic versions of OPANA® ER and market declines. Additionally, as further described above, we are currently working with the FDA to coordinate an orderly withdrawal of OPANA® ER from the market and plan to cease shipments to customers by September 1, 2017. We expect the withdrawal of OPANA® ER will have an adverse effect on the future revenues and results of operations of OPANA® ER and our Established Products portfolio.
Net sales of PERCOCET® for the three and six months ended June 30, 2017 decreased 13% to $30.9 million and decreased 11% to $61.8 million, respectively, from the comparable 2016 periods. The decrease for both the three and six months ended June 30, 2017 was primarily attributable to volume decreases, partially offset by price increases.
Net sales of VOLTAREN® Gel for the three and six months ended June 30, 2017 decreased 26% to $20.3 million and decreased 45% to $34.5 million, respectively, from the comparable 2016 periods. The decrease for both the three and six months ended June 30, 2017 was primarily attributable to the March 2016 launch of Amneal Pharmaceuticals LLC’s generic equivalent of VOLTAREN® Gel and our launch of the authorized generic of VOLTAREN® Gel in July 2016. Subject to FDA approval, it is possible one or more additional competing generic products could potentially enter the market, which could negatively impact future sales of VOLTAREN® Gel.
Net sales of LIDODERM® for the three and six months ended June 30, 2017 decreased 57% to $11.7 million and decreased 47% to $24.9 million, respectively, from the comparable 2016 periods. The decrease for both the three and six months ended June 30, 2017 was primarily attributable to volume decreases resulting from generic competition.

Net sales of Other Established Products for the three and six months ended June 30, 2017 decreased 37% to $40.3 million and decreased 37% to $91.6 million, respectively, from the comparable 2016 periods. Net sales for both the three and six months ended June 30, 2017 were negatively impacted by volume decreases resulting from generic competition and certain other factors, as well as the divestiture of STENDRA® in the third quarter of 2016.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and six months ended June 30, 2017 increased less than 1% to $67.2 million and decreased 4% to $132.7 million, respectively, from the comparable 2016 periods. The decrease for the six months ended June 30, 2017 was primarily attributable to lower volumes across certain of the international markets in which we operate, partially offset by the impact of certain products that were acquired or launched after the end of the second quarter of 2016. We expect this segment’s revenues to decline due to the second-half 2017 divestitures of Litha and Somar, which are described in more detail in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted income from continuing operations before income tax. The following table displays our Adjusted income from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted income from continuing operations before income tax:
U.S. Generic Pharmaceuticals	$253,866	$214,968	$595,465	$426,736
U.S. Branded Pharmaceuticals	127,595	122,420	257,087	291,201
International Pharmaceuticals	14,812	20,615	29,694	42,369
Total segment adjusted income from continuing operations before income tax	$396,273	$358,003	$882,246	$760,306
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2017 increased 18% to $253.9 million and increased 40% to $595.5 million, respectively, from the comparable 2016 periods.
The increase for the three and six months ended June 30, 2017 was primarily attributable to increases to gross margins, primarily due to the fourth quarter 2016 launch of ezetimibe tablets and quetiapine ER tablets, as well as revenue increases related to Sterile Injectables. Gross margin improved and overall costs also declined due to product rationalization actions resulting from the 2016 U.S. Generic Pharmaceuticals restructuring.
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2017 increased 4% to $127.6 million and decreased 12% to $257.1 million, respectively, from the comparable 2016 periods. Amounts were negatively impacted during both the three and six months ended June 30, 2017 as a result of decreased revenues related to generic competition and the divestiture of STENDRA® in the third quarter of 2016.
During the three months ended June 30, 2017, the impact of targeted cost reductions associated with our previously announced restructuring initiatives, together with the reduction to research and development costs described above, more than offset the impact of decreased revenues.
The decrease for the six months ended June 30, 2017 attributable to reduced revenues was partially offset by targeted cost reductions in selling, general and administrative expenses associated with our previously announced restructuring initiatives.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and six months ended June 30, 2017 decreased 28% to $14.8 million and decreased 30% to $29.7 million, respectively, from the comparable 2016 periods. The decreases for both the three and six months ended June 30, 2017 were primarily attributable to unfavorable shifts in the mix of revenue and, for the six months ended June 30, 2017, an overall decline in revenues.

The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total consolidated loss from continuing operations before income tax	$(753,500)	$(165,465)	$(930,851)	$(372,943)
Interest expense, net	121,747	111,919	233,746	228,712
Corporate unallocated costs (1)	34,152	49,818	81,620	86,098
Amortization of intangible assets	190,943	212,844	454,077	424,513
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	100	29,103	215	97,579
Upfront and milestone payments to partners	3,082	2,688	6,177	4,105
Separation benefits and other cost reduction initiatives (2)	24,614	22,174	47,284	60,630
Impact of VOLTAREN® Gel generic competition	—	—	—	(7,750)
Certain litigation-related and other contingencies, net (3)	(2,600)	5,259	(1,664)	10,459
Asset impairment charges (4)	725,044	39,951	929,006	169,576
Acquisition-related and integration items (5)	4,190	48,171	15,070	60,725
Loss on extinguishment of debt	51,734	—	51,734	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	(3,233)	417	(5,927)	1,672
Other, net	—	1,124	1,759	(3,070)
Total segment adjusted income from continuing operations before income tax	$396,273	$358,003	$882,246	$760,306
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $0.7 million and $21.5 million during the three and six months ended June 30, 2017, respectively, charges to increase excess inventory reserves of $7.9 million during both periods and other charges of $16.0 million and $17.5 million, related primarily to the 2017 U.S. Generics Pharmaceuticals restructuring initiative, during the three and six months ended June 30, 2017, respectively. Amounts during the three and six months ended June 30, 2016 include charges to increase excess inventory reserves of $6.4 million and $33.3 million related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, employee separation costs of $8.4 million and $15.2 million and other restructuring costs of $7.1 million and $11.8 million, respectively. These amounts were primarily recorded as Cost of revenues and Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our material restructuring initiatives.

(3)
Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)
Amounts primarily relate to charges to write down goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as charges to write down certain property, plant and equipment as further described in Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(5)
Amounts during the three and six months ended June 30, 2017 include costs directly associated with previous acquisitions of $2.2 million and $6.9 million, respectively, and charges due to changes in fair value of contingent consideration of $2.0 million and $8.1 million, respectively. Amounts during the three and six months ended June 30, 2016 include costs directly associated with previous acquisitions of $24.3 million and $47.5 million, respectively, and charges due to changes in fair value of contingent consideration of $23.9 million and $13.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, contingent liabilities, vaginal mesh liability payments and debt service payments. The Company’s working capital was $48.1 million at June 30, 2017 compared to a working capital deficit of $45.3 million at December 31, 2016. The amounts at June 30, 2017 and December 31, 2016 include restricted cash and cash equivalents of $359.1 million and $276.0 million, respectively, held in QSFs. Although the amounts in QSFs are included in working capital, these amounts are required to be used for mesh product liability settlement agreements that are expected to be paid to qualified claimants within the next twelve months.
Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $616.5 million at June 30, 2017 compared to $517.3 million at December 31, 2016.

We expect cash generated from operations together with our cash, cash equivalents, restricted cash and the revolving credit facilities to be sufficient to cover cash needs for working capital and general corporate purposes, contingent liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, ordinary share repurchases and any regulatory and/or sales milestones that may become due over the next year. However, on a longer term basis, we may not be able to accurately predict the effect of certain developments on the rate of sales growth, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Additionally, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows.
We may need to obtain additional funding for future transactions, to repay our outstanding indebtedness, or for our future operational needs. We have historically had broad access to financial markets that provide liquidity; however, we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of acquisition efforts, if any, we are likely to experience significant charges to earnings for merger and related expenses (whether or not the acquisitions are consummated) that may include transaction costs, closure costs or costs of restructuring activities.
Borrowings. At June 30, 2017, the Company’s indebtedness includes a credit agreement with combined outstanding borrowings of $3,415.0 million and additional availability of approximately $995.8 million under the revolving credit facility.
The credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of June 30, 2017, we were in compliance with all such covenants.
At June 30, 2017, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $5.0 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. All but one series of these notes are senior unsecured obligations of the Company’s subsidiaries that are party to the applicable indenture governing such notes and are issued or guaranteed on a senior unsecured basis, as applicable, by the subsidiaries of Endo International plc that also guarantee our credit agreement, except for a de minimis amount of the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes. The 5.875% Senior Secured Notes due 2024 are senior secured obligations of the Company’s subsidiaries that are party to the indenture governing such notes and are issued or guaranteed on a senior secured basis by Endo International plc and its subsidiaries that also guarantee our credit agreement.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for similar indentures. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets or enter into certain transactions with affiliates. As of June 30, 2017, we were in compliance with all covenants.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B2 with a stable outlook and B+ with a negative outlook, respectively.
Working capital. The components of our working capital and our liquidity at June 30, 2017 and December 31, 2016 are below (dollars in thousands):

	June 30, 2017	December 31, 2016
Total current assets	$2,275,015	$2,589,459
Less: total current liabilities	(2,226,947)	(2,634,745)
Working capital	$48,068	$(45,286)
Current ratio	1.0:1	-1.0:1

Net working capital increased by $93.4 million from December 31, 2016 to June 30, 2017. This increase was primarily attributable to net cash provided by operating activities of $341.0 million. In addition, the April 2017 refinancing reduced the principal amount of debt maturing in 2017 by $86.4 million, which had the effect of increasing working capital. These increases were partially offset by the unfavorable impact of mesh-related product liability charges, net of related reclassification adjustments from current to non-current liabilities, of $349.7 million, purchases of property, plant and equipment of $59.7 million during the six months ended June 30, 2017 and the elimination of a $24.1 million current deferred charge related to the adoption of ASU 2016-16, which was recorded as an adjustment to retained earnings. Other significant items contributing to the change in working capital were largely offsetting. These included a reduction in accounts receivable of $412.0 million that was primarily driven by cash collections on fourth quarter sales of ezetimibe tablets and quetiapine ER tablets and a net reduction in accounts payable and accrued expenses of $220.7 million, primarily related to a reduction in gross-to-net accruals and payments to partners related to fourth quarter sales of ezetimibe tablets.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$340,986	$558,611
Investing activities	(123,780)	137,005
Financing activities	(99,583)	(301,601)
Effect of foreign exchange rate	2,786	1,459
Movement in cash held for sale	(21,125)	—
Net increase in cash and cash equivalents	$99,284	$395,474
Net cash provided by operating activities. Net cash provided by operating activities was $341.0 million for the six months ended June 30, 2017 compared to $558.6 million of net cash provided by operating activities in the comparable 2016 period.
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
The $217.6 million decrease in Net cash provided by operating activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily the result of a $707.3 million federal income tax refund received during the second quarter of 2016 and increased payments to partners during the six months ended June 30, 2017 resulting from sales of ezetimibe, which was launched during the fourth quarter of 2016. These decreases period-over-period were partially offset by increased cash receipts generated by net sales of ezetimibe tablets and quetiapine ER tablets during the six months ended June 30, 2017 and decreases in cash outlays for existing mesh settlement agreements during the six months ended June 30, 2017 compared to the same period in 2016. In addition, as a result of continued generic competition on certain legacy branded products and the discontinuation of certain generic products resulting from the 2016 U.S. Generic Pharmaceuticals restructuring initiative, cash outlays for customer rebates and chargebacks decreased during the six months ended June 30, 2017 compared to 2016.
Net cash (used in) provided by investing activities. Net cash used in investing activities was $123.8 million for the six months ended June 30, 2017 compared to $137.0 million provided by investing activities in the comparable 2016 period.
This $260.8 million fluctuation in cash used in investing activities for the six months ended June 30, 2017 compared to the comparable 2016 period relates primarily to $522.8 million paid into QSFs for mesh settlements during the six months ended June 30, 2017, an increase of $196.0 million from the comparable 2016 period. In addition, there was $440.2 million of cash released from the QSFs for mesh settlements during six months ended June 30, 2017, a decrease of $84.2 million from the comparable 2016 period. Cash payments into QSFs result in a cash outflow for investing activities. Cash releases from QSFs result in a cash inflow for investing activities and a corresponding outflow for cash provided by (used in) operating activities. Payments related to our QSFs are further described in Note 11. Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q. Cash used for purchases of property, plant and equipment also increased $6.0 million.
Partially offsetting the QSF activity between periods, prior year activity included payments for patent acquisition costs and license fees of $13.0 million, with no comparable activity during six months ended June 30, 2017. In addition, there was an increase in net proceeds from the sales of businesses and other assets of $11.9 million.
Net cash used in financing activities. Net cash used in financing activities was $99.6 million for the six months ended June 30, 2017 compared to $301.6 million used in financing activities in the comparable 2016 period.

Items contributing to the $202.0 million decrease in cash used in financing activities for the six months ended June 30, 2017 compared to the same 2016 period include an increase in proceeds from issuance of term loans of $3,415.0 million, an increase in proceeds from issuance of notes of $300.0 million and a decrease in payments of revolving debt of $225.0 million, partially offset by an increase in principal payments on term loans of $3,665.5 million, an increase in payments for deferred financing fees of $53.5 million and an increase in payments for contingent consideration of $22.6 million.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, certain actions taken by the Company which may impact the availability of our products, asset impairment charges, litigation-related charges, restructuring costs, including separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of business combinations. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
Contractual Obligations. As of June 30, 2017, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, except for the debt issuances and repayments and mesh-related obligations, which are described in Note 10. Debt and Note 11. Commitments and Contingencies, respectively, of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The mesh-related amount we previously reported in our contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 represents contractual payments for mesh-related liability settlements pursuant to MSAs that have been executed as of the effective date of the disclosure, reflecting the earliest date that a settlement payment could be due and the largest amount that could be due on that date. The previously reported amount, determined as of December 31, 2016, was $674.1 million, all of which was reported as a 2017 obligation.
As further described in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we increased our mesh-related liability accrual during the six months ended June 30, 2017. As an update to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we currently estimate that our total remaining mesh-related cash obligation, net of QSF balances, is approximately $935 million, of which we expect to pay approximately $172 million in 2017, $510 million in 2018 and $253 million in 2019.
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
As further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as a result of the various interim goodwill tests performed during the six months ended June 30, 2017, the Company recorded pre-tax, non-cash goodwill impairment charges relating to our Paladin, Branded and Somar reporting units of $82.6 million, $180.4 million and $25.7 million, respectively. A 50 basis point increase in the assumed discount rate utilized or a 50 basis point decrease in the annual growth rate would have increased our Paladin reporting unit goodwill impairment charge by approximately $20 million and $10 million, respectively. A 50 basis point increase in the assumed discount rate utilized or a 10% reduction of annual cash flows used in testing the Branded reporting unit would have increased our Branded reporting unit goodwill impairment charge by approximately $100 million and $300 million, respectively. The Somar goodwill impairment charge represented the remaining carrying amount.
In addition to the goodwill impairment tests described above, we also initiated an interim goodwill impairment analysis of our Generics reporting unit during the second quarter of 2017 as a result of the 2017 U.S. Generics Pharmaceuticals restructuring initiative as further described in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The analysis indicated the estimated fair value of the Generics reporting unit exceeded its carrying amount. Accordingly, no related goodwill impairment was recorded. A 50 basis point increase in the assumed discount rate utilized or a 50 basis point decrease in the annual growth rate would not have changed the results of our analysis.

We have not made any substantial changes to our methodology used in our annual impairment test since our previous assessment. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair value of our reporting units, and could result in the fair value of a reporting unit being less than its carrying amount in the impairment test. Any resulting non-cash impairment charges could be material.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with our term loan and revolving credit facilities. At June 30, 2017, our variable-rate debt borrowings related to our term loan facilities and had an aggregate principal amount of $3.4 billion. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate (LIBOR), in certain cases subject to a LIBOR floor. A hypothetical 1% increase in LIBOR over the LIBOR floor would result in $34.2 million in incremental annual interest expense related to our variable-rate debt borrowings.
To the extent we utilize amounts under our revolving credit facilities or take on additional variable rate indebtedness, including the impact of our April 2017 refinancing described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we will be exposed to additional interest rate risk.
As of June 30, 2017 and December 31, 2016, we had no other assets or liabilities with significant interest rate sensitivity.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With respect to our Supplemental New Drug Application for OPANA® ER, the FDA scheduled a Joint Meeting of the Drug Safety and Risk Management Advisory Committee and the Anesthetic and Analgesic Drug Products Advisory Committee in March 2017, to discuss pre- and post-marketing data about the abuse of OPANA® ER and the overall risk-benefit of this product. The Advisory Committees was also scheduled to discuss abuse of generic oxymorphone ER and oxymorphone immediate-release (IR) products. In March 2017, the Advisory Committees voted 18 to eight, with one abstention, that the benefits of reformulated OPANA® ER no longer outweigh its risks. In June 2017, the FDA requested that we voluntarily withdraw OPANA® ER from the market and, in July 2017, we announced that we would voluntarily comply with the FDA's request. We plan to work with the FDA to coordinate the orderly removal of OPANA® ER in a manner that looks to minimize treatment disruption for patients and allows patients sufficient time to seek guidance from their healthcare professionals. As a result of this withdrawal, we have incurred and expect to incur certain charges. These and other product corrections, recalls or withdrawals could divert management time and attention, reduce market acceptance of all of our products, harm our reputation, lead to additional charges or expenses or result in product liability claims, any of which could have a material adverse effect on our revenue, results of operations and financial condition.
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

In May of 2016, an FDA advisory panel recommended mandatory training of all physicians who prescribe opioids on the risks of prescription opioids. In 2016, the CDC also issued a guideline for prescribing opioids for chronic pain that provides recommendations for primary care clinicians who are prescribing opioids for chronic pain outside of active cancer treatment, palliative care and end-of-life care. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our total revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
The FDA has the authority to require companies to undertake additional post-approval studies to assess known or signaled safety risks, to make any labeling changes to address those risks and to formulate approved Risk Evaluation and Mitigation Strategies (REMS) to confirm a drug’s benefits outweigh its risks. For example, in 2015, the FDA sent letters to a number of manufactures, including Endo, requiring that a randomized, double-blind, placebo-controlled clinical trial be conducted to evaluate the effect of testosterone replacement therapy on the incidence of major adverse cardiovascular events in men. The letter received by Endo required that we include new safety information in the labeling and Medication Guide for certain prescription medications containing testosterone, such as TESTIM®.
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
The FDA regulates and monitors the quality of drug clinical trials to provide human subject protection and to support marketing applications. The FDA may place a hold on a clinical trial and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. The FDA also regulates the facilities, processes and procedures used to manufacture and market pharmaceutical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with the latest cGMP regulations, which are enforced by the FDA. Compliance with clinical trial requirements and cGMP regulations requires the dedication of substantial resources and requires significant expenditures. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.
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

Many of our core products contain controlled substances. The stringent DEA regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. In addition, failure to comply with applicable legal requirements subjects the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown. Any such shutdown may adversely affect their ability to supply us with product and thus, our ability to market affected products. This could have a negative impact on our business, results of operations, financial condition, cash flows and competitive position. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our current products and products in development, as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.” under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, we are subject to the Federal Drug Supply Chain Security Act (DSCSA). The U.S. government has enacted DSCSA which requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens.
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
Third party manufacturers currently manufacture a significant amount of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of our products. For example, Teikoku is our sole source of LIDODERM®. Because of contractual restraints and the lead-time necessary to obtain FDA approval, and possibly DEA registration, of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. As a result, any such delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.
Goodwill and other intangibles represent a significant portion of our assets. As of June 30, 2017 and December 31, 2016, goodwill and other intangibles comprised approximately 76% and 74%, respectively, of our total assets. Goodwill and other intangible assets are subject to an impairment test at least annually. Additionally, impairment tests must be performed whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, as further discussed in Note 8. Goodwill and Other Intangibles in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recorded a $45.5 million impairment charge related to our serelaxin in-process research and development intangible asset during the three months ended March 31, 2017. This charge resulted from the announcement that a Phase III study of serelaxin in patients with AHF failed to meet its primary endpoints.
Asset impairment charges for the three and six months ended June 30, 2017 totaled $725.0 million and $929.0 million, respectively, compared to $40.0 million and $169.6 million in the comparable 2016 periods, which related primarily to goodwill and other intangible assets. The procedures used in our goodwill and intangible assets impairment testing are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017 under the captions “CRITICAL ACCOUNTING ESTIMATES” and “RESULTS OF OPERATIONS”.
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
Our business exposes us to significant potential risk from product liability claims, other significant litigation matters, government investigations or product recalls, including, but not limited to, such matters associated with the testing, manufacturing, marketing and sale of our products. We have been in the past, and continue to be, subject to various product liability cases, other litigations and government investigations. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of product liability claims or other litigation matters. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical and/or medical device companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs’ attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation, including using judgments against other pharmaceutical companies in a product liability or mass tort litigation as an advertising tool. Thus, we could expect that any significant product liability litigation or mass tort in which we are a defendant will have a larger number of plaintiffs than such actions have seen historically and we could expect to see an increase in number of cases filed against us because of the increasing use of widespread and media-varied advertising. Furthermore, a ruling against other pharmaceutical companies in product liability or mass tort litigation in which we are not a defendant could have a negative impact on pending litigation where we are a defendant. In addition, it may be necessary for us to voluntarily or mandatorily recall or withdraw products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective or misused. Any such recall or withdraw could result in adverse publicity, costs connected to the recall and loss of revenue. If we are found liable on a product liability claim or series of claims, defaults could be declared under our debt agreements, we could suffer reputational damage, and we could incur losses, any of which could materially and adversely impact our business, financial condition, results of operations and cash flows.
Our pharmaceutical and medical device products may cause, or may appear to cause, serious adverse side effects or potentially dangerous drug interactions if misused, improperly prescribed or subject to faulty surgical technique. For example, we and/or certain of our subsidiaries, have been named as defendants in multiple lawsuits in various federal and state courts alleging personal injury resulting from use of transvaginal surgical mesh products designed to treat pelvic organ prolapse and stress urinary incontinence. Through our Astora Women’s Health Business (Astora), we and certain plaintiffs’ attorneys representing mesh-related product liability claimants have entered into various Master Settlement Agreements (MSAs) and other agreements to resolve up to approximately 71,000 filed and unfiled mesh claims handled or controlled by the participating counsel. These MSAs and other agreements were entered into at various times between June 2013 and August 2017, were solely by way of compromise and settlement were not in any way an admission of liability or fault by us or any of our subsidiaries. In addition, there may be other claims asserted in the future. It is currently not possible to estimate the number or validity of any such future claims. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount accrued at this time.
We cannot confirm to you that we will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses such as the cost of a recall if any claim is brought against us, regardless of the success or failure of the claim. For example, we generally no longer have product liability insurance to cover the claims in connection with the mesh-related litigation described above. Additionally, we may be limited by the surviving insurance policies of our acquired subsidiaries, which may not be adequate to cover against potential liabilities or other losses. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay the amounts due under those liabilities not covered by insurance. See Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our product liability claims.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2017.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.

Item 5.        Other Information
On August 1, 2017, the Nominating & Governance Committee of the Company’s Board of Directors approved an amendment to the Company’s Common Stock Ownership Guidelines for Non-Employee Directors and Executive Management of Endo International plc (Guidelines). The amendment waives the applicability of the Guidelines to any non-employee director who is a representative or employee of a significant shareholder of the Company or an investment firm if such non-employee director is prohibited from personally owning Company shares of common stock by the internal policies of such significant shareholder or investment firm. As of the date hereof, the waiver covered by this amendment applies to Todd B. Sisitsky, who serves as a representative of TPG Capital, a significant shareholder of the Company. TPG Capital’s policies prohibit personal ownership of Company stock by its representatives and, accordingly, Mr. Sisitsky has waived all rights to receive any annual cash retainer fees, meeting fees, share-based awards or other compensation of any kind (other than certain rights to indemnification, directors and officers insurance and expense reimbursement) in connection with his service as a director of the Company. The Guidelines are posted on the Company’s website at www.endo.com, under “Investors-Corporate Governance-Nominating & Governance Committee.”
Item 6.        Exhibits
The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/s/ PAUL V. CAMPANELLI
Name:	Paul V. Campanelli
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2017

Exhibit Index

Exhibit No.	Description

2.1
Purchase Agreement, dated as of June 30, 2017, by and among Endo Somar Holdings B.V., Endo Luxembourg Finance Company I S.à r.l., Endo Global Finance LLC, Endo Luxembourg Finance Company II S.à r.l. and AI Global Investments (Netherlands) PCC Limited, acting for and on behalf of the Soar Cell (filed herewith)

3.1	Memorandum and Articles of Association of Endo International plc, dated as of October 31, 2013 and as amended as of June 8, 2017 (filed herewith)

10.1
Endo International plc Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on June 9, 2017)

14.1	Our Code of Conduct (incorporated by reference to Exhibit 14.1 of the Endo International plc Current Report on Form 8-K, filed with the Commission on August 2, 2017)

31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements