Form 10-Q
period 2017-09-30
Endo International plc
filed 2017-11-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of November 1, 2017:	223,313,463

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance, and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 and as otherwise enumerated herein, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$738,393	$517,250
Restricted cash and cash equivalents	361,137	282,074
Accounts receivable	531,488	992,153
Inventories, net	443,270	555,671
Prepaid expenses and other current assets	32,716	77,523
Income taxes receivable	23,910	47,803
Assets held for sale	65,565	116,985
Total current assets	$2,196,479	$2,589,459
MARKETABLE SECURITIES	2,789	2,267
PROPERTY, PLANT AND EQUIPMENT, NET	575,023	669,596
GOODWILL	4,450,798	4,729,395
OTHER INTANGIBLES, NET	4,602,377	5,859,297
DEFERRED INCOME TAXES	257	7,817
OTHER ASSETS	67,748	417,278
TOTAL ASSETS	$11,895,471	$14,275,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,097,185	$1,454,084
Current portion of legal settlement accrual	889,220	1,015,932
Current portion of long-term debt	34,205	131,125
Income taxes payable	8,055	9,266
Liabilities held for sale	13,456	24,338
Total current liabilities	$2,042,121	$2,634,745
DEFERRED INCOME TAXES	80,410	192,297
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,246,605	8,141,378
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	327,791	—
OTHER LIABILITIES	433,560	605,100
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both September 30, 2017 and December 31, 2016	47	42
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 223,301,809 and 222,954,175 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	8,781,398	8,743,240
Accumulated deficit	(7,728,122)	(5,688,281)
Accumulated other comprehensive loss	(288,361)	(353,434)
Total shareholders’ equity	$764,984	$2,701,589
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,895,471	$14,275,109
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
TOTAL REVENUES	$786,887	$884,335	$2,700,218	$2,768,761
COSTS AND EXPENSES:
Cost of revenues	514,522	557,472	1,722,885	1,878,395
Selling, general and administrative	135,880	186,735	468,675	558,160
Research and development	39,644	44,885	123,522	137,166
Litigation-related and other contingencies, net	(12,352)	18,256	(14,016)	28,715
Asset impairment charges	94,924	93,504	1,023,930	263,080
Acquisition-related and integration items	16,641	19,476	31,711	80,201
OPERATING LOSS FROM CONTINUING OPERATIONS	$(2,372)	$(35,993)	$(656,489)	$(176,956)
INTEREST EXPENSE, NET	127,521	112,184	361,267	340,896
LOSS ON EXTINGUISHMENT OF DEBT	—	—	51,734	—
OTHER (INCOME) EXPENSE, NET	(2,097)	(2,866)	(10,843)	402
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(127,796)	$(145,311)	$(1,058,647)	$(518,254)
INCOME TAX (BENEFIT) EXPENSE	(28,109)	46,185	(97,517)	(627,807)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(99,687)	$(191,496)	$(961,130)	$109,553
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	3,017	(27,423)	(705,886)	(118,747)
CONSOLIDATED NET LOSS	$(96,670)	$(218,919)	$(1,667,016)	$(9,194)
Less: Net income attributable to noncontrolling interests	—	—	—	16
NET LOSS ATTRIBUTABLE TO ENDO INTERNATIONAL PLC	$(96,670)	$(218,919)	$(1,667,016)	$(9,210)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—BASIC:
Continuing operations	$(0.45)	$(0.86)	$(4.31)	$0.49
Discontinued operations	0.02	(0.12)	(3.16)	(0.53)
Basic	$(0.43)	$(0.98)	$(7.47)	$(0.04)
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ENDO INTERNATIONAL PLC ORDINARY SHAREHOLDERS—DILUTED:
Continuing operations	$(0.45)	$(0.86)	$(4.31)	$0.49
Discontinued operations	0.02	(0.12)	(3.16)	(0.53)
Diluted	$(0.43)	$(0.98)	$(7.47)	$(0.04)
WEIGHTED AVERAGE SHARES:
Basic	223,299	222,767	223,157	222,579
Diluted	223,299	222,767	223,157	223,060
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
CONSOLIDATED NET LOSS		$(96,670)		$(218,919)		$(1,667,016)		$(9,194)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$188		$152		$333		$(855)
Less: reclassification adjustments for loss (gain) realized in net loss	—	188	(6)	146	—	333	(6)	(861)
Foreign currency translation gain (loss):
Foreign currency gain (loss) arising during the period	$9,941		$(6,195)		$35,415		$52,959
Less: reclassification adjustments for loss realized in net loss	29,325	39,266	—	(6,195)	29,325	64,740	—	52,959
OTHER COMPREHENSIVE INCOME (LOSS)		$39,454		$(6,049)		$65,073		$52,098
CONSOLIDATED COMPREHENSIVE (LOSS) INCOME		$(57,216)		$(224,968)		$(1,601,943)		$42,904
Less: Net income attributable to noncontrolling interests		—		—		—		16
Less: Other comprehensive income attributable to noncontrolling interests		—		—		—		38
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENDO INTERNATIONAL PLC		$(57,216)		$(224,968)		$(1,601,943)		$42,850
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Consolidated net loss	$(1,667,016)	$(9,194)
Adjustments to reconcile consolidated net loss to Net cash provided by operating activities:
Depreciation and amortization	742,936	716,332
Inventory step-up	281	99,099
Share-based compensation	40,252	44,567
Amortization of debt issuance costs and discount	17,698	21,483
(Benefit) provision for bad debts	(381)	6,264
Provision for inventory reserve	102,003	97,546
Deferred income taxes	(239,174)	(613,318)
Change in fair value of contingent consideration	23,574	24,790
Loss on extinguishment of debt	51,734	—
Asset impairment charges	1,023,930	284,409
(Gain) loss on sale of business and other assets	(5,074)	3,848
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	471,829	342,012
Inventories	(10,956)	(75,331)
Prepaid and other assets	13,526	(289,631)
Accounts payable and accrued expenses	(152,517)	(651,767)
Other liabilities	(6,728)	(250,746)
Income taxes payable/receivable	18,145	693,014
Net cash provided by operating activities	$424,062	$443,377
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(94,102)	(88,087)
Acquisitions, net of cash acquired	—	(30,394)
Proceeds from sale of marketable securities and investments	—	34
Decrease in notes receivable	7,000	—
Patent acquisition costs and license fees	—	(19,206)
Proceeds from sale of business and other assets, net	96,066	6,686
Increase in restricted cash and cash equivalents	(624,145)	(588,455)
Decrease in restricted cash and cash equivalents	545,379	898,288
Net cash (used in) provided by investing activities	$(69,802)	$178,866

	Nine Months Ended September 30,
	2017	2016
FINANCING ACTIVITIES:
Proceeds from issuance of notes	300,000	—
Proceeds from issuance of term loans	3,415,000	—
Principal payments on term loans	(3,722,413)	(76,000)
Repayments of revolving debt	—	(225,000)
Principal payments on other indebtedness	(4,912)	(4,634)
Deferred financing fees	(57,358)	(500)
Payment for contingent consideration	(63,712)	(23,807)
Payments of tax withholding for restricted shares	(1,958)	(10,532)
Exercise of options	—	1,952
Issuance of ordinary shares related to the employee stock purchase plan	—	4,010
Net cash used in financing activities	$(135,353)	$(334,511)
Effect of foreign exchange rate	3,686	1,497
Movement in cash held for sale	(1,450)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	$221,143	$289,229
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	517,250	272,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$738,393	$561,577
SUPPLEMENTAL INFORMATION:
Cash received from income taxes, net	$6,225	$702,786
Cash paid into Qualified Settlement Funds for mesh legal settlements	$623,128	$587,782
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$545,379	$898,288
Other cash distributions for mesh legal settlements	$3,625	$5,561
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for purchases of property, plant and equipment	$884	$2,201
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2017 and the results of our operations and our cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2016 was derived from audited financial statements.
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

The Company also generates revenue from certain less significant transactions, including certain licensing arrangements. The Company has substantially completed its preliminary evaluation of the impact of the new standard on these other transactions and does not anticipate a significant impact on revenue related to these arrangements; however, this analysis is preliminary and remains subject to change.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance requires lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on the Company’s consolidated results of operations and financial position.
In August 2016, the FASB issued ASU No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. One of the provisions of ASU 2016-15 is that cash outflows for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, rather than operating activities. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period, but all of ASU 2016-15 must be adopted in the same period. All updates should be applied using a retrospective transition method. The Company plans to adopt the new standard on January 1, 2018 and is currently evaluating the retrospective impact that the adoption of ASU 2016-15 will have on its comparative period consolidated statements of cash flows included within future filings. Upon adoption, the Company will also apply the provisions of ASU 2016-15 to future cash transactions.
In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash” (ASU 2016-18). ASU 2016-18 states that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, and all updates should be applied using a retrospective transition method. The Company plans to adopt the new standard on January 1, 2018. Subsequent to the adoption of ASU 2016-18 the mesh-related qualified settlement funds, which are further described in Note 11. Commitments and Contingencies, and other restricted cash accounts will be included in the beginning-of-period and end-of-period Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows and transfers into and out of the qualified settlement funds will therefore no longer result in separate investing cash flows in the Condensed Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation” (ASU 2017-09). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. It is intended to reduce both (1) diversity in practice and (2) cost and complexity when accounting for changes to the terms or conditions of share-based payment awards. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt the new standard on January 1, 2018 and the amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of ASU 2017-09 on the Company’s consolidated results of operations and financial position.
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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees including: (a) requiring all income tax effects of awards to be recognized in the income statement, rather than in additional paid in capital, when the awards vest or are settled, (b) eliminating the requirement that excess tax benefits be realized before companies can recognize them, (c) requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (d) increasing the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation, (e) requiring an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows and (f) electing whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2017 on a prospective basis, except for the provision requiring companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, which was adopted retrospectively. As a result of the adoption, during the three and nine months ended September 30, 2017, the Company recognized tax expense of $1.3 million and $6.1 million, respectively, in its Condensed Consolidated Statement of Operations that would have been recorded as additional paid-in capital prior to adoption. There was no retrospective adjustment required to the Company’s statement of cash flows for the nine months ended September 30, 2016 related to the adoption ASU 2016-09. The adoption of ASU 2016-09 did not impact beginning retained earnings and the Company will continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this amended guidance had a significant impact on the Company’s consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business” (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”), is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. Early application of the amendments in this update is allowed. The Company early adopted this new standard on January 1, 2017.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects of any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard on January 1, 2017. Refer to Note 8. Goodwill and Other Intangibles for a description of goodwill impairment charges taken during the nine months ended September 30, 2017.

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
The following table provides the operating results of AMS Discontinued operations, net of tax for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$81	$387	$260	$30,101
Litigation-related and other contingencies, net	$—	$17,705	$775,684	$20,155
Asset impairment charges	$—	$—	$—	$21,328
Loss from discontinued operations before income taxes	$(8,957)	$(27,309)	$(813,442)	$(118,633)
Income tax benefit	$(11,974)	$—	$(107,556)	$—
Discontinued operations, net of tax	$3,017	$(27,309)	$(705,886)	$(118,633)
Amounts reported in the table above as Litigation-related and other contingencies, net primarily relate to charges for vaginal-mesh-related matters, which are further described in Note 11. Commitments and Contingencies.
The cash flows from discontinued operating activities related to AMS included the impact of net losses of $705.9 million and $118.6 million for the nine months ended September 30, 2017 and 2016, respectively, and the impact of cash activity related to vaginal mesh cases, which is further described in Note 11. Commitments and Contingencies. Net cash used in discontinued investing activities related to AMS consisted of purchases of property, plant and equipment of $0.1 million for the nine months ended September 30, 2016, with no comparable amount during the nine months ended September 30, 2017. There was no depreciation or amortization during the three and nine months ended September 30, 2017 or 2016 related to AMS.
Astora Restructuring
The Astora wind-down process included a restructuring initiative implemented during the three months ended March 31, 2016, which included a reduction of the Astora workforce consisting of approximately 250 employees.
The Company did not incur any pre-tax charges during the three and nine months ended September 30, 2017 as a result of the Astora restructuring initiative. A summary of expenses related to the Astora restructuring initiative is included below for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Employee separation, retention and other benefit-related costs	$715	$22,181
Asset impairment charges	—	21,328
Contract termination-related items	769	10,569
Other wind down costs	285	14,315
Total	$1,769	$68,393
The Company anticipates there will be no significant additional pre-tax restructuring expenses related to this initiative. The majority of these actions were completed as of September 30, 2016 and substantially all cash payments were made by June 30, 2017. These restructuring costs are included in Discontinued operations in the Condensed Consolidated Statements of Operations.

The liability related to the Astora restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the nine months ended September 30, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Contract Termination Charges	Total
Liability balance as of January 1, 2017	$3,855	$1,661	$5,516
Cash distributions	(3,677)	(1,094)	(4,771)
Liability balance as of September 30, 2017	$178	$567	$745
Litha
During the fourth quarter of 2016, the Company initiated a process to sell its Litha Healthcare Group Limited and related Sub-Sahara African business assets (Litha) and, on February 27, 2017, the Company entered into a definitive agreement to sell Litha to Acino Pharma AG (Acino). The sale closed on July 3, 2017 and the Company received net cash proceeds of approximately $94.2 million, after giving effect to cash and net working capital purchase price adjustments, as well as a short-term receivable of $4.4 million, which was subsequently collected in October 2017. No additional gain or loss was recognized upon sale. The Litha purchase agreement contains certain contingencies that are expected to be resolved by June 30, 2018. These contingencies could result in either an increase or a decrease in the purchase price, ranging from up to $11 million of additional consideration received from Acino, or up to $26 million of additional payments to Acino, which would result in an additional gain or loss on the sale, respectively.
The assets and liabilities of Litha are classified as held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2016. Litha was part of the Company’s International Pharmaceuticals segment.
The following table provides the components of Assets and Liabilities held for sale of Litha as of and December 31, 2016 (in thousands):

December 31, 2016
Current assets	$50,167
Property, plant and equipment	3,527
Other intangibles, net	29,950
Other assets	11,343
Assets held for sale	$94,987
Current liabilities	18,642
Other liabilities	5,696
Liabilities held for sale	$24,338
Litha does not meet the requirements for treatment as a discontinued operation.
Somar
During the first quarter of 2017, the Company announced that it was assessing strategic alternatives for Grupo Farmacéutico Somar, S.A.P.I. de C.V. and its subsidiaries (collectively, Somar). On June 30, 2017, the Company entered into a definitive agreement to sell Somar and all of the securities thereof, to AI Global Investments (Netherlands) PCC Limited acting for and on behalf of the Soar Cell (the Purchaser). The sale closed on October 25, 2017 and the Purchaser paid an aggregate purchase price of approximately $124 million in cash, after giving effect to estimated cash, debt and net working capital purchase price adjustments. The assets and liabilities of Somar are classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2017. Somar is part of the Company’s International Pharmaceuticals segment.

The following table provides the components of Assets and Liabilities held for sale of Somar as of September 30, 2017 (in thousands):

September 30, 2017
Current assets	$64,476
Property, plant and equipment	560
Other assets	529
Assets held for sale	$65,565
Current liabilities	13,456
Liabilities held for sale	$13,456
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
As a result of the 2016 U.S. Generic Pharmaceuticals restructuring initiative, the Company incurred pre-tax charges of $1.1 million during the nine months ended September 30, 2017. These charges related primarily to employee separation and other benefit-related costs. The Company did not incur charges related to this restructuring initiative during the three months ended September 30, 2017.
The Company incurred pre-tax charges of $13.3 million and $159.5 million during the three and nine months ended September 30, 2016, respectively. These charges consisted of certain intangible asset impairment charges of $100.3 million during the nine months ended September 30, 2016, which were recorded in the first quarter of 2016, and charges to increase excess inventory reserves of $33.3 million during the nine months ended September 30, 2016, which were recorded in the first half of 2016. Also included in these amounts were charges relating to employee separation, retention and other benefit-related costs of $7.0 million and $13.4 million, accelerated depreciation of $3.4 million and $6.8 million and other charges of $3.0 million and $5.7 million during the three and nine months ended September 30, 2016, respectively. These charges are included in the U.S. Generic Pharmaceuticals segment and are included in Asset impairment charges, Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional significant expenses related to this restructuring initiative. The Company anticipates substantially all related cash payments will be made by the end of 2017. Under this restructuring initiative, separation costs were expensed ratably over the requisite service period, as applicable.
The liability related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and is entirely related to employee separation and other benefit-related costs. Changes to this liability during the nine months ended September 30, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$9,939
Expenses	1,071
Cash distributions	(10,351)
Liability balance as of September 30, 2017	$659

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
The Company did not incur any significant pre-tax charges during the three and nine months ended September 30, 2017 or 2016 as a result of the 2016 U.S. Branded restructuring initiative. Actions related to this initiative were completed by December 31, 2016 and substantially all of the cash payments are anticipated to be made by the end of 2017. The Company does not expect to incur any additional material pre-tax restructuring expenses related to this initiative.
The liability related to the 2016 U.S. Branded Pharmaceutical restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the nine months ended September 30, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Contract Termination Charges	Total
Liability balance as of January 1, 2017	$16,544	$5,224	$21,768
Cash distributions	(16,086)	(5,224)	(21,310)
Liability balance as of September 30, 2017	$458	$—	$458
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
As a result of the January 2017 restructuring initiative, the Company incurred total pre-tax charges of approximately $15.1 million during the nine months ended September 30, 2017 related to employee separation and other benefit-related costs. There were no expenses related to this restructuring initiative for the three months ended September 30, 2017. Of the total charges incurred, $6.9 million are included in the U.S. Branded Pharmaceuticals segment, $4.9 million are included in Corporate unallocated costs and $3.3 million are included in the U.S. Generic Pharmaceuticals segment for nine months ended September 30, 2017, respectively. These charges are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional material pre-tax restructuring-related expenses. Substantially all cash payments are anticipated to be made by the end of 2017 and substantially all of the actions associated with this restructuring were completed by the end of April 2017.
The liability related to the January 2017 restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets and is entirely related to employee separation and other benefit-related costs. Changes to this liability during the nine months ended September 30, 2017 were as follows (in thousands):

Total
Liability balance as of January 1, 2017	$—
Expenses	15,078
Cash distributions	(9,223)
Liability balance as of September 30, 2017	$5,855
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

As a result of the 2017 U.S. Generics Pharmaceuticals restructuring initiative, the Company’s workforce is expected to be reduced by approximately 815 employees and the Company expects total pre-tax charges related to this initiative to be approximately $325 million, including total estimated cash outlays of approximately $60 million, substantially all of which will be paid by the end of 2018. The estimated restructuring charges consist of accelerated depreciation charges of approximately $155 million, asset impairment charges related to identifiable intangible assets and certain property, plant and equipment of approximately $100 million, charges to increase excess inventory reserves of approximately $10 million, employee separation, retention and other benefit-related costs of approximately $40 million and certain other charges of approximately $20 million. Employee separation, retention and certain other employee benefit-related costs will be expensed ratably over the requisite service period. Other costs including, but not limited to, contract termination fees and product technology transfer costs, will be expensed as incurred.
As a result of the 2017 U.S. Generics Pharmaceuticals restructuring initiative, the Company incurred pretax charges of $94.2 million and $203.7 million during the three and nine months ended September 30, 2017, respectively. These expenses consist of charges relating to accelerated depreciation of $59.8 million during both the three and nine months ended September 30, 2017, employee separation, retention and other benefit-related costs of $19.5 million during both the three and nine months ended September 30, 2017, charges to increase excess inventory reserves of $7.9 million during the nine months ended September 30, 2017, certain intangible asset and property, plant and equipment impairment charges of $14.2 million and $103.7 million during the three and nine months ended September 30, 2017, respectively, and certain other charges of $0.6 million and $12.7 million during the three and nine months ended September 30, 2017, respectively. In the third quarter of 2017, the Company recorded a correcting entry to increase Property, plant and equipment impairment charges resulting from certain assets that should have been impaired during the second quarter of 2017. The pre-tax impact for the three months ended September 30, 2017 includes a correcting adjustment of $14.2 million, which had a corresponding decrease to Property, plant and equipment, net. The Company determined that the impact to the prior period and the current period are not material to the quarterly periods presented and have no impact on 2017 full year results.
These charges are included in the U.S. Generic Pharmaceuticals segment. Intangible asset and property, plant and equipment impairment charges are included in Asset impairment charges, charges to increase excess inventory reserves are included in Cost of revenues, employee separation, retention and other benefit-related costs are included in Cost of revenues and certain other charges are included in both Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The liability related to the 2017 U.S. Generics Pharmaceuticals restructuring initiative is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the nine months ended September 30, 2017 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2017	$—	$—	$—
Expenses	19,535	10,576	30,111
Cash distributions	(3,227)	(5,607)	(8,834)
Liability balance as of September 30, 2017	$16,308	$4,969	$21,277

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
The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues to external customers:
U.S. Generic Pharmaceuticals	$496,654	$533,691	$1,781,949	$1,682,439
U.S. Branded Pharmaceuticals	233,803	279,843	729,150	876,998
International Pharmaceuticals (1)	56,430	70,801	189,119	209,324
Total net revenues to external customers	$786,887	$884,335	$2,700,218	$2,768,761

Adjusted income from continuing operations before income tax:
U.S. Generic Pharmaceuticals	$236,767	$228,717	$832,232	$655,453
U.S. Branded Pharmaceuticals	123,754	131,615	380,841	422,816
International Pharmaceuticals	17,434	22,077	47,128	64,446
Total segment adjusted income from continuing operations before income tax	$377,955	$382,409	$1,260,201	$1,142,715
__________

(1)
Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada, Latin America and, prior to the sale of Litha on July 3, 2017, South Africa.

There were no material revenues from external customers attributed to an individual country outside of the United States during the three and nine months ended September 30, 2017 and 2016. There were no material tangible long-lived assets in an individual country other than the United States as of September 30, 2017 or December 31, 2016.

The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total consolidated loss from continuing operations before income tax	$(127,796)	$(145,311)	$(1,058,647)	$(518,254)
Interest expense, net	127,521	112,184	361,267	340,896
Corporate unallocated costs (1)	33,035	46,939	114,655	133,037
Amortization of intangible assets	161,413	211,548	615,490	636,061
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	66	14,208	281	111,787
Upfront and milestone payments to partners	775	1,770	6,952	5,875
Separation benefits and other cost reduction initiatives (2)	80,693	9,782	127,977	70,412
Impact of VOLTAREN® Gel generic competition	—	—	—	(7,750)
Certain litigation-related and other contingencies, net (3)	(12,352)	18,256	(14,016)	28,715
Asset impairment charges (4)	94,924	93,504	1,023,930	263,080
Acquisition-related and integration items (5)	16,641	19,476	31,711	80,201
Loss on extinguishment of debt	—	—	51,734	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	3,005	(114)	(2,922)	1,558
Other, net	30	167	1,789	(2,903)
Total segment adjusted income from continuing operations before income tax	$377,955	$382,409	$1,260,201	$1,142,715
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $19.8 million and $41.3 million, accelerated depreciation of $59.8 million and $60.2 million, other charges of $1.1 million and $18.5 million related primarily to the 2017 U.S. Generics Pharmaceuticals restructuring initiative during the three and nine months ended September 30, 2017, respectively, and charges to increase excess inventory reserves of $7.9 million during the nine months ended September 30, 2017. Amounts during the three and nine months ended September 30, 2016 include decreases of excess inventory reserves of $9.0 million and increases of excess inventory reserves of $24.3 million, respectively, primarily related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative. The adjustment for the three months ended September 30, 2016 resulted from the sell-through of certain inventory previously reserved. In addition, employee separation costs of $14.8 million and $30.0 million and other restructuring costs of $3.9 million and $16.1 million were recorded for the three and nine months ended September 30, 2016, respectively. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 11. Commitments and Contingencies.

(4)
Amounts primarily relate to charges to write down goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles as well as charges to write down certain property, plant and equipment as further described in Note 6. Fair Value Measurements and Note 4. Restructuring.

(5)
Amounts during the three and nine months ended September 30, 2017 include costs directly associated with previous acquisitions of $1.2 million and $8.1 million, respectively, and charges due to changes in fair value of contingent consideration of $15.4 million and $23.6 million, respectively. Amounts during the three and nine months ended September 30, 2016 include costs directly associated with previous acquisitions of $7.9 million and $55.4 million, respectively, and charges due to changes in fair value of contingent consideration of $11.6 million and $24.8 million, respectively.

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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$436,178	$—	$—	$436,178
Time deposits	—	70,209	—	70,209
Equity securities	2,789	—	—	2,789
Total	$438,967	$70,209	$—	$509,176
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$81,407	$81,407
Acquisition-related contingent consideration—long-term	—	—	113,380	113,380
Total	$—	$—	$194,787	$194,787
At September 30, 2017, money market funds include $33.1 million in QSFs to be disbursed to mesh-related product liability claimants. See Note 11. Commitments and Contingencies for further discussion of our product liability cases.

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
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning of period	$210,460	$135,796	$262,113	$143,502
Amounts acquired	—	146,866	—	146,866
Amounts settled	(31,617)	(8,121)	(91,927)	(30,242)
Changes in fair value recorded in earnings	15,440	11,585	23,574	24,790
Effect of currency translation	504	(329)	1,027	881
End of period	$194,787	$285,797	$194,787	$285,797
The fair value measurements of the contingent consideration obligations at September 30, 2017 were determined using risk-adjusted discount rates ranging from 3% to 22%. Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2017 by acquisition (in thousands):

	Balance as of December 31, 2016	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	Balance as of September 30, 2017
Auxilium acquisition	$21,097	$—	$(1,501)	$(6,295)	$13,301
Lehigh Valley Technologies, Inc. acquisitions	96,000	—	27,791	(55,192)	68,599
VOLTAREN® Gel acquisition	118,395	—	7,178	(28,656)	96,917
Other	26,621	—	(9,894)	(757)	15,970
Total	$262,113	$—	$23,574	$(90,900)	$194,787

The following is a summary of available-for-sale securities held by the Company at September 30, 2017 and December 31, 2016 (in thousands):

	Available-for-sale
September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Money market funds	$436,178	$—	$—	$436,178
Total included in cash and cash equivalents	$403,081	$—	$—	$403,081
Total included in restricted cash and cash equivalents	$33,097	$—	$—	$33,097
Equity securities	$1,766	$1,023	$—	$2,789
Long-term available-for-sale securities	$1,766	$1,023	$—	$2,789

	Available-for-sale
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Money market funds	$26,210	$—	$—	$26,210
Total included in cash and cash equivalents	$—	$—	$—	$—
Total included in restricted cash and cash equivalents	$26,210	$—	$—	$26,210
Equity securities	$1,766	$501	$—	$2,267
Long-term available-for-sale securities	$1,766	$501	$—	$2,267
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Nine Months Ended September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certain U.S. Branded Pharmaceuticals intangible assets (Note 8)	$—	$—	$34,326	$(76,196)
Certain U.S. Generic Pharmaceuticals intangible assets (Note 8)	—	—	396,974	(452,623)
Certain International Pharmaceuticals intangible assets (Note 8)	—	—	21,772	(145,359)
Certain property, plant and equipment (1)	—	—	—	(61,008)
Total	$—	$—	$453,072	$(735,186)
__________

(1)
Amounts relate primarily to an aggregate charge of $46.2 million recorded in connection with the 2017 U.S. Generics Pharmaceuticals restructuring initiative, which is described further in Note 4. Restructuring, and $11.9 million recorded following the initiation of held-for-sale accounting resulting from the Company’s June 30, 2017 definitive agreement to sell Somar, which is described in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale.

Additionally, the Company recorded aggregate goodwill impairment charges during the nine months ended September 30, 2017 of $288.7 million. Refer to Note 8. Goodwill and Other Intangibles for further description of the impairment charges taken, including the valuation methodologies utilized.
NOTE 7. INVENTORIES
Inventories consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials (1)	$144,885	$175,240
Work-in-process (1)	99,316	100,494
Finished goods (1)	199,069	279,937
Total	$443,270	$555,671
__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.

Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At September 30, 2017 and December 31, 2016, $20.8 million and $22.9 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the Company’s Condensed Consolidated Balance Sheets included approximately $6.0 million and $16.8 million, respectively, of capitalized pre-launch inventories related to generic products that were not yet available to be sold.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

	Carrying Amount
	U.S. Generic Pharmaceuticals	U.S. Branded Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2016	$3,531,301	$1,009,248	$188,846	$4,729,395
Effect of currency translation on gross balance	—	—	47,477	47,477
Effect of currency translation on accumulated impairment	—	—	(37,330)	(37,330)
Goodwill impairment charges	—	(180,430)	(108,314)	(288,744)
Goodwill as of September 30, 2017	$3,531,301	$828,818	$90,679	$4,450,798

The carrying amounts of goodwill at September 30, 2017 and December 31, 2016 are net of the following accumulated impairments:

	Accumulated Impairment
	U.S. Generic Pharmaceuticals	U.S. Branded Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2016	$2,342,549	$675,380	$408,280	$3,426,209
Accumulated impairment losses as of September 30, 2017 (1)	$2,342,549	$855,810	$527,614	$3,725,973
__________

(1)	During the nine months ended September 30, 2017, we sold our Litha business. Accordingly, we removed $26.3 million of accumulated impairments from the International Pharmaceuticals segment.
Other Intangible Assets
Changes in the amount of other intangible assets for the nine months ended September 30, 2017 are set forth in the table below (in thousands). This table excludes changes related to businesses classified as held for sale, to the extent such changes occurred after the business was classified as held for sale. As such, this table excludes asset impairment charges of $9.6 million related to our Litha business, assets derecognized upon the divestitures of Litha and BELBUCA™ with a combined carrying amount of $26.4 million and net increases resulting from currency translation of $1.5 million related to our Litha and Somar businesses.

Cost basis:	Balance as of December 31, 2016	Acquisitions	Impairments (1)	Other (1) (2)	Effect of Currency Translation (1)	Balance as of September 30, 2017
Indefinite-lived intangibles:
In-process research and development	$1,123,581	$—	$(222,090)	$(177,200)	$209	$724,500
Total indefinite-lived intangibles	$1,123,581	$—	$(222,090)	$(177,200)	$209	$724,500
Finite-lived intangibles:
Licenses (weighted average life of 12 years)	$465,720	$—	$(8,178)	$—	$—	$457,542
Tradenames (weighted average life of 12 years)	7,345	—	(808)	(262)	134	6,409
Developed technology (weighted average life of 11 years)	6,223,004	—	(433,456)	127,037	34,893	5,951,478
Total finite-lived intangibles (weighted average life of 11 years)	$6,696,069	$—	$(442,442)	$126,775	$35,027	$6,415,429
Total other intangibles	$7,819,650	$—	$(664,532)	$(50,425)	$35,236	$7,139,929

Accumulated amortization:	Balance as of December 31, 2016	Amortization	Impairments	Other (2)	Effect of Currency Translation	Balance as of September 30, 2017
Finite-lived intangibles:
Licenses	$(341,600)	$(21,674)	$—	$—	$—	$(363,274)
Tradenames	(6,599)	(42)	—	262	(30)	(6,409)
Developed technology	(1,612,154)	(593,774)	—	50,163	(12,104)	(2,167,869)
Total other intangibles	$(1,960,353)	$(615,490)	$—	$50,425	$(12,134)	$(2,537,552)
Net other intangibles	$5,859,297					$4,602,377
__________

(1)	Additional information on the changes in the total gross carrying amount of our other intangible assets is presented below (in thousands):

Gross Carrying Amount
December 31, 2016	$7,819,650
Impairment of certain U.S. Branded Pharmaceuticals intangible assets	(76,196)
Impairment of certain U.S. Generic Pharmaceuticals intangible assets	(452,623)
Impairment of certain International Pharmaceuticals intangible assets	(135,713)
Transfer of intangible assets to Assets held for sale (NOTE 3)	(33,304)
Removal of fully amortized intangible assets relating to expired or terminated licensing agreements	(17,121)
Effect of currency translation	35,236
September 30, 2017	$7,139,929

(2)
Includes reclassification adjustments of $177.2 million for certain developed technology intangible assets, previously classified as in-process research and development, that were placed in service during the nine months ended September 30, 2017, the removal of fully amortized intangible assets relating to expired or terminated licensing agreements and the transfer of Somar intangible assets to Assets held for sale.

Amortization expense for the three and nine months ended September 30, 2017 totaled $161.4 million and $615.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2016 totaled $211.5 million and $636.1 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2016 is as follows (in thousands):

2017	$770,341
2018	$550,784
2019	$469,602
2020	$438,638
2021	$423,931
Impairments
As part of the Company’s goodwill and intangible asset impairment assessments, the Company estimates the fair values of its reporting units and its intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate, a market approach. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows are based on the overall risk associated with the particular assets and other market factors. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges on the Company’s Condensed Consolidated Statements of Operations.
A summary of significant goodwill and other intangible asset impairment charges by reportable segment for the nine months ended September 30, 2017 and 2016 is included below.
U.S. Generic Pharmaceuticals Segment
During each of the first three quarters of 2017, the Company identified certain market conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in its U.S. Generic Pharmaceuticals segment. Accordingly, the Company tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million, $268.2 million and $54.2 million during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively.
In addition, as further described in Note 4. Restructuring, the Company announced the 2017 U.S. Generic Pharmaceuticals restructuring initiative in July 2017, which includes the discontinuation of certain commercial products. As a result, the Company assessed the recoverability of the impacted products, resulting in pre-tax, non-cash intangible asset impairment charges of approximately $57.5 million during the second quarter of 2017. The Company also initiated an interim goodwill impairment analysis of its Generics reporting unit during the second quarter of 2017 as a result of the 2017 U.S. Generic Pharmaceuticals restructuring initiative and determined that the estimated fair value of the Generics reporting unit exceeded its carrying amount. Accordingly, no related goodwill impairment was recorded. The Company estimated the fair value of the Generics reporting unit using an income approach that utilized a discounted cash flow model. The discount rate applied to the estimated cash flows for our Generics goodwill impairment test was 9.0%. The goodwill balance for the Company’s Generics reporting unit was approximately $3,531 million as of September 30, 2017.
During the first and second quarters of 2016, the Company identified certain market and regulatory conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying amounts of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million and $40.0 million during the first and second quarters of 2016, respectively. The Company also recognized pre-tax, non-cash asset impairment charges of $100.3 million during the first quarter of 2016 related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain in-process research and development (IPR&D) projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.

U.S. Branded Pharmaceuticals Segment
In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. As a result of our decision, we determined that the carrying amount of our OPANA® ER intangible asset was no longer recoverable, resulting in a pre-tax, non-cash impairment charge of $20.6 million in the second quarter of 2017, representing the remaining carrying amount. In addition, during the second and third quarters of 2017, we identified certain market conditions impacting the recoverability of certain other finite-lived intangible assets in our U.S. Branded Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $31.5 million and $24.1 million during the three months ended June 30, 2017 and September 30, 2017, respectively.
In addition, as a result of the actions taken with respect to OPANA® ER and the continued erosion of the Company’s U.S. Branded Pharmaceuticals segment’s Established Products portfolio, the Company initiated an interim goodwill impairment analysis of its Branded reporting unit during the second quarter of 2017. Based on the provisions of ASU 2017-04, which the Company adopted as of January 1, 2017, the Company recorded a pre-tax, non-cash asset impairment charge of $180.4 million during the three months ended June 30, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Branded reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Branded goodwill impairment test was 9.5%. The remaining goodwill for the Company’s Branded reporting unit was approximately $829 million as of September 30, 2017.
As a result of unfavorable formulary changes and generic competition for sumatriptan, the Company experienced a downturn in the performance of its SUMAVEL® DOSEPRO® product, a needle-free delivery system for sumatriptan acquired from Zogenix, Inc. in 2014. As a result of this underperformance, the Company concluded during the third quarter of 2016 that an impairment assessment was required to evaluate the recoverability of SUMAVEL® DOSEPRO®. After performing this assessment, we recorded a pre-tax, non-cash impairment charge of $72.8 million during the third quarter of 2016, representing the remaining carrying amount.
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
In addition and as a result of the serelaxin impairment, the Company assessed the recoverability of its Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its carrying amount. The Company recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Paladin reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%. The remaining goodwill for the Company’s Paladin reporting unit was approximately $91 million as of September 30, 2017.
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
During the three months ended September 30, 2016, the Company determined that it would not pursue commercialization of a product in certain international markets. Accordingly, we tested the finite-lived intangible asset associated with this product for impairment and determined that the carrying value was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $16.2 million during the third quarter of 2016.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts payable	$89,685	$126,712
Returns and allowances	293,285	332,455
Rebates	181,972	227,706
Chargebacks	14,284	33,092
Accrued interest	64,109	128,254
Accrued payroll and related benefits	92,363	115,224
Accrued royalties and other distribution partner payables	66,558	191,433
Acquisition-related contingent consideration—short-term	81,407	109,373
Other	213,522	189,835
Total	$1,097,185	$1,454,084
NOTE 10. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.91%	$400,000	$390,504	7.91%	$400,000	$389,150
5.75% Senior Notes due 2022	6.04%	700,000	692,467	6.04%	700,000	691,339
5.375% Senior Notes due 2023	5.62%	750,000	741,712	5.62%	750,000	740,733
6.00% Senior Notes due 2023	6.28%	1,635,000	1,612,636	6.28%	1,635,000	1,610,280
5.875% Senior Secured Notes due 2024	6.14%	300,000	295,381	—	—	—
6.00% Senior Notes due 2025	6.27%	1,200,000	1,180,721	6.27%	1,200,000	1,179,203
Term Loan A Facility Due 2019	—	—	—	2.95%	941,875	932,824
Term Loan B Facility Due 2022	—	—	—	4.06%	2,772,000	2,728,919
Term Loan B Facility Due 2024	5.46%	3,406,463	3,367,334	—	—	—
Other debt	1.50%	55	55	1.50%	55	55
Total long-term debt, net		$8,391,518	$8,280,810		$8,398,930	$8,272,503
Less current portion, net		34,205	34,205		131,125	131,125
Total long-term debt, less current portion, net		$8,357,313	$8,246,605		$8,267,805	$8,141,378
The senior unsecured notes are unsecured and subordinated in right of payment to our credit facility and our senior secured notes with respect to the collateral securing the credit facility and the senior secured notes.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $7.7 billion and $7.8 billion at September 30, 2017 and December 31, 2016, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
We have $995.9 million of remaining credit available through our revolving credit facility as of September 30, 2017. As of September 30, 2017, we were in compliance with all covenants contained in our credit agreement that are described below under the heading “April 2017 Refinancing.”

April 2017 Refinancing
On April 27, 2017, Endo International plc entered into a new credit agreement (the 2017 Credit Agreement) as a guarantor, together with its subsidiaries Endo Luxembourg Finance Company I S.à r.l., and Endo LLC as co-borrowers, the other guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender. The 2017 Credit Agreement provides for (i) a five-year revolving credit facility in a principal amount of $1,000.0 million (the 2017 Revolving Credit Facility) and (ii) a seven-year term loan facility in a principal amount of $3,415.0 million (the 2017 Term Loan Facility and, together with the 2017 Revolving Credit Facility, the 2017 Credit Facility). Any outstanding amounts borrowed pursuant to the 2017 Credit Facility will immediately mature if any of the following of our senior notes are not refinanced or repaid in full prior to the date that is 91 days prior to the stated maturity date thereof:

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

At any time prior to April 15, 2020, the Issuers may on any one or more occasions redeem all or a part of the 2024 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable make-whole premium as described in the 2024 Notes indenture, plus accrued and unpaid interest and additional interest, if any. In addition, prior to April 15, 2020, the Issuers may, subject to certain restrictions and limitations, redeem up to 35% of the aggregate principal amount of the 2024 Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 105.875% of the aggregate principal amount of the 2024 Notes redeemed, plus accrued and unpaid interest and additional interest, if any. If the Company experiences certain change of control events, the Issuers must offer to repurchase the 2024 Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. The 2024 Notes indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividends, distributions, investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets, enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of the collateral upon the 2024 Notes receiving investment grade credit ratings.
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
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Investigations
We and certain of our subsidiaries are involved in various claims, legal proceedings, internal and governmental investigations (collectively, proceedings) that arise from time to time in the ordinary course of our business, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection and commercial matters. While we cannot predict the outcome of these proceedings and we intend to vigorously prosecute or defend our position, as appropriate, an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows. Matters that are not being disclosed herein are, in the opinion of our management, immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows. If and when such matters, in the opinion of our management, become material either individually or in the aggregate, we will disclose such matters.

We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any and all such disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies will likely be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
As of September 30, 2017, our reserve for loss contingencies totaled $1,217.0 million, of which $1,189.6 million relates to our liability accrual for vaginal mesh cases and other mesh-related matters. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability and Related Matters
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various U.S. federal and state courts, as well as in Canada and other countries, alleging personal injury resulting from the use of certain products of our subsidiaries. These and other related matters are described below in more detail.
Vaginal Mesh. In October 2008, the FDA issued a Public Health Notification (October 2008 Public Health Notification) regarding potential complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). The notification provided recommendations and encouraged physicians to seek specialized training in mesh procedures, to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications.
In July 2011, the FDA issued an update to the October 2008 Public Health Notification regarding mesh to further advise the public and the medical community of the potential complications associated with transvaginal placement of surgical mesh to treat POP and SUI. In the July 2011 update, the FDA stated that adverse events are not rare. Furthermore, the FDA questioned the relative effectiveness of transvaginal mesh as a treatment for POP as compared to non-mesh surgical repair. The July 2011 update continued to encourage physicians to seek specialized training in mesh procedures, to consider and to advise their patients about the risks associated with these procedures and to be diligent in diagnosing and reporting complications. In January 2016, the FDA issued a statement reclassifying surgical mesh for transvaginal POP repair from Class II to Class III. Surgical mesh for SUI repair remains a Class II device.
Since 2008, we and certain of our subsidiaries, including AMS and/or Astora, have been named as defendants in multiple lawsuits in the U.S. in various state and federal courts (including a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Southern District of West Virginia (MDL No. 2325)), and in Canada and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. In various class action and individual complaints, plaintiffs claim a variety of personal injuries including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.
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
Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating the validity of the claim, a full release and dismissal of the entire action or claim as to all AMS parties and affiliates. Prior to receiving funds, an individual claimant is required to represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the amount of settlement awards to participating claimants, the claims evaluation process and procedures used in conjunction with award distributions, and the negotiations leading to the settlements.

In June 2017, the MDL court entered a case management order which, among other things, requires plaintiffs in newly-filed MDL cases to provide expert disclosures on specific causation within one hundred twenty (120) days of filing a claim (the Order). Under the Order, a plaintiff's failure to meet the foregoing deadline may be grounds for the entry of judgment against such plaintiff. In July 2017, a similar order was entered in Minnesota state court.
Beginning in the second quarter of 2017, the Company aggressively pursued a settlement strategy in connection with the mesh litigation. Consequently, the Company increased its mesh liability accrual by $775.5 million in the second quarter of 2017, which is expected to cover approximately 22,000 known U.S. mesh claims, subject to a claims validation process for all resolved claims, as well as all of the international mesh liability claims of which the Company is aware and other mesh-related matters. This increase reflected the Company’s conclusion that a loss was probable with respect to all unsettled mesh-related matters of which we were aware, and our current liability accrual applies to such matters. Although the Company believes it has appropriately estimated the probable total amount of loss associated with all matters as of the date of this report, it is reasonably possible that further claims may be filed or asserted and adjustments to our liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The following table presents the changes in the QSFs and mesh liability accrual balance during the nine months ended September 30, 2017 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of January 1, 2017	$275,987	$963,117
Additional charges	—	775,474
Cash contributions to Qualified Settlement Funds	623,128	—
Cash distributions to settle disputes from Qualified Settlement Funds	(545,379)	(545,379)
Cash distributions to settle disputes	—	(3,625)
Other	1,114	—
Balance as of September 30, 2017	$354,850	$1,189,587
As of September 30, 2017, $861.8 million of the mesh liability accrual amount shown above is classified in the Current portion of the legal settlement accrual in the Condensed Consolidated Balance Sheets, with the remainder classified as Long-term legal settlement accrual, less current portion. Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
To date, the Company has made total mesh liability payments of approximately $2.85 billion, $354.9 million of which remains in the QSFs as of September 30, 2017. We expect to fund into the QSFs the remaining payments under all settlement agreements during 2017, 2018 and 2019. As the funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
We were contacted in October 2012 regarding a civil investigation initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and we have subsequently received additional subpoenas from California and other states. We are currently cooperating with these investigations. At this time, we cannot predict the ultimate outcome of these matters and we are unable to estimate the possible range of any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the period in which they are resolved or become estimable.
Testosterone. We and certain of our subsidiaries, including Endo Pharmaceuticals Inc. (EPI) and Auxilium Pharmaceuticals, Inc. (subsequently converted to Auxilium Pharmaceuticals, LLC and hereinafter referred to as Auxilium), along with other pharmaceutical manufacturers, have been named as defendants in multiple lawsuits alleging personal injury resulting from the use of prescription medications containing testosterone, including FORTESTA® Gel, DELATESTRYL®, TESTIM®, TESTOPEL®, AVEED® and STRIANT®. Plaintiffs in these suits generally allege various personal injuries, including pulmonary embolism, stroke and other vascular and/or cardiac injuries, and seek compensatory and/or punitive damages, where available.
As of November 1, 2017, approximately 1,290 testosterone cases (some of which may have been filed on behalf of multiple plaintiffs) are currently pending against one or more of our subsidiaries. Many of these cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2545). In addition, there are cases pending against EPI and/or Auxilium in the Court of Common Pleas for Philadelphia County and in certain other state courts.

In November 2015, the MDL court entered an order granting defendants’ motion to dismiss claims involving certain testosterone products that were approved pursuant to Abbreviated New Drug Applications (ANDAs), including TESTOPEL®. Plaintiffs filed a motion for reconsideration and clarification of this order. In March 2016, the MDL court granted plaintiffs’ motion in part and entered an order permitting certain claims to go forward to the extent they are based on allegations of fraudulent off-label marketing.
Litigation similar to that described above may also be brought by other plaintiffs in various jurisdictions, and we expect cases brought in federal court to be transferred to the U.S. District Court for the Northern District of Illinois as tag-along actions to MDL No. 2545. We cannot predict the timing or outcome of any such litigation, or whether any such additional litigation will be brought against us. We intend to contest the litigation vigorously and to explore all options as appropriate in our best interests. The first MDL trial against Auxilium involving TESTIM® began in November 2017, with another scheduled to follow in April 2018; the first trial against Auxilium in the Court of Common Pleas for Philadelphia County involving TESTIM® is set to begin in January 2018, with others currently scheduled to follow in July 2018 and September 2018; and the first MDL trial against EPI involving FORTESTA® Gel is set to begin in September 2018.
The MDL also includes a lawsuit filed in November 2014 in the U.S. District for the Northern District of Illinois against EPI, Auxilium and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payors that claim to have paid for certain testosterone products. After a series of motions to dismiss, plaintiffs filed a third amended complaint in April 2016, asserting civil claims for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and for negligent misrepresentation based on defendants’ marketing of certain testosterone products. Defendants moved to dismiss this complaint in June 2016, but the court denied the motion in August 2016. We answered the complaint in September 2016, and the case is currently in discovery. Similar litigation may be brought by other plaintiffs. A second, similar lawsuit filed in October 2015 was voluntarily dismissed in September 2017.
We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these matters, if any, but we intend to contest this litigation vigorously and will explore all options as appropriate in our best interests.
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a petition for damages against certain of our subsidiaries, including EPI, and more than 50 other pharmaceutical companies in Louisiana state court (19th Judicial District) alleging that the defendants or their subsidiaries marketed products that were not approved by the FDA. The State sought damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the district court ordered judgment for defendants on their exception for no right of action. The State appealed, and in October 2016 the Louisiana First Circuit Court of Appeals reversed the dismissal as to the State’s Medicaid Assistance Program Integrity Law (MAPIL) and Louisiana Unfair Trade Practices Act (LUTPA) claims but affirmed the dismissal as to the State’s other claims. The State’s petition for rehearing was denied in December 2016. Both sides applied to the Louisiana Supreme Court for a writ of certiorari to review the First Circuit’s decision. Those writs were denied in March 2017. In May 2017, defendants filed exceptions for no cause of action in the district court. In August 2017, the court sustained defendants’ exception as to the MAPIL claim but overruled defendants’ exception as to the LUTPA claim. The State then filed a motion seeking reconsideration with respect to the MAPIL claim, and defendants filed a motion for clarification with respect to the court’s ruling on the LUTPA claim. In October 2017, the court denied the State’s motion and entered final judgment against the State with respect to the MAPIL claim. The court also granted defendants’ motion for clarification and dismissed the State’s LUTPA claim insofar as it sought civil penalties for alleged violations occurring before June 2, 2006. In October 2017, defendants applied for a supervisory writ to the Louisiana First Circuit Court of Appeals on the district court’s August 2017 order overruling defendants’ exception on the State’s LUTPA claim.
In March 2017, the State of Mississippi filed a complaint against our subsidiary EPI in Mississippi state court (Hinds County Chancery Court) alleging that EPI marketed products that were not approved by the FDA. The complaint seeks damages, penalties, attorneys’ fees, costs and other relief under various causes of action. In April 2017, EPI removed the case to the U.S. District Court for the Southern District of Mississippi. In May 2017, the State moved to remand the case to state court, and that motion was granted in October 2017.
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

Opioid-Related Matters
Multiple U.S. states, counties, other governmental entities and, in some instances, private plaintiffs have filed suit against our subsidiaries Endo Health Solutions Inc. (EHSI) and EPI, in some instances the Company and/or our subsidiary Par Pharmaceutical, Inc. (PPI), and/or various other opioid manufacturers, distributors and/or others, asserting claims relating to defendants’ alleged opioid sales, marketing and/or distribution practices. The first such case involving the Company or its subsidiaries was filed in May 2014 in California state court (Orange County) in the name of the People of the State of California, acting by and through County Counsel for Santa Clara County and the Orange County District Attorney. In August 2015, the case was stayed pending further proceedings and findings by the FDA. In October 2016, the court granted, in part, plaintiffs’ motion to lift the stay. Plaintiffs’ current complaint (their fourth amended complaint, filed in July 2017) asserts violations of California’s statutory unfair competition and false advertising laws, as well as a claim for public nuisance, based on alleged misrepresentations in connection with defendants’ sales and marketing of opioids, including OPANA® ER. Plaintiffs seek declaratory relief, restitution, civil penalties (including treble damages), abatement, an injunction, attorneys’ fees and costs. In September 2017, defendants filed various motions challenging the fourth amended complaint, including motions to dismiss, which remain pending.
Another such case was filed in Illinois state court by the Corporation Counsel for the City of Chicago in June 2014 and removed to the U.S. District Court for the Northern District of Illinois. After various motions to dismiss were granted in part, the city filed its third amended complaint in October 2016. In December 2016, defendants moved to dismiss the city’s claims for consumer fraud (unfair practices), false statements, false claims, civil conspiracy, cost recovery, insurance fraud, and unjust enrichment, each of which had been previously dismissed by the court but were repleaded in the third amended complaint; those motions to dismiss remain pending. Defendants also answered the city’s claims for consumer fraud (deceptive practices) and misrepresentation. The case is currently in discovery.
All other such cases remain at the pleading stage, although in some cases discovery has begun while the pleading issues are resolved. The cases of which we are currently aware include, but are not limited to, cases filed by the states of Kentucky, Mississippi, Ohio, Missouri, and New Mexico; cases filed by or on behalf of at least 34 Kentucky counties; cases filed by at least 19 Ohio counties; a proposed class action filed on behalf of all Ohio County Departments of Job and Family Services and Ohio County Children’s Services Boards that expended federal, state and local funds on medical, social services, child services, foster care and adopted services on behalf of Ohio children as a result of opioids; cases filed by at least 28 Wisconsin counties; cases filed by at least 12 New York counties; cases filed by at least eight Illinois counties on behalf of themselves as well as all the People of the State of Illinois; and cases filed by additional counties, cities and/or other governmental entities in Alabama, California, Connecticut, Georgia, Indiana, Kentucky, Louisiana, Michigan, New Hampshire, New Jersey, New Mexico, Ohio, Oregon, Pennsylvania, Tennessee, Texas and Washington. Certain of the Tennessee cases include claims by certain Baby Does who were allegedly born addicted to opioids. The Louisiana cases include a lawsuit filed in September 2017 by the Louisiana Department of Health, through the Secretary of the Louisiana Department of Health. In October 2017, the Louisiana Attorney General moved, on behalf of the State, to supersede the Louisiana Department of Health in the case. In July 2017, the State of New York Supreme Court Litigation Coordinating Panel granted defendants’ motion to coordinate nine New York county cases in Suffolk County Supreme Court for pretrial purposes; other New York county cases may also be coordinated in that court. In September 2017, the Illinois Supreme Court issued an order consolidating the first two Illinois county cases in the Circuit Court of Jersey County for pretrial proceedings, and in October 2017, the consolidated cases were reassigned to a judge in Sangamon County. In November 2017, the Illinois Supreme Court denied without prejudice a request to consolidate a third Illinois County case with the first two for pretrial proceedings.
The complaints in these cases generally assert a variety of claims, including claims for alleged violations of consumer protection, Medicaid fraud, unfair trade practices, racketeering, public nuisance, and/or drug dealer liability statutes, and/or common law claims for public nuisance, fraud, negligence and/or unjust enrichment. These claims are generally based on alleged misrepresentations and/or omissions in connection with the sales and marketing of opioid products, and/or an alleged failure to take adequate steps to prevent abuse and diversion. Plaintiffs generally seek declaratory and/or injunctive relief, compensatory, punitive and/or treble damages, restitution, disgorgement, civil penalties, abatement, attorneys’ fees and/or costs.
In addition to the foregoing suits, in March 2017, the Boone County Commission filed suit in the U.S. District Court for the Southern District of West Virginia against multiple defendants, including our subsidiary Generics Bidco I, LLC, for the alleged violation of federal and state safety laws designed to monitor, detect and prevent the diversion of controlled substances. The complaint generally seeks compensatory and punitive damages for the alleged creation of a public nuisance. The case is currently stayed as to Generics Bidco I, LLC, pending resolution of motions to dismiss filed by certain other pharmaceutical distributor defendants.

In June 2017, a complaint was filed in the United States District Court of the Western District of Arkansas against our subsidiaries EPI and EHSI and other opioid manufacturers by Michael Ray Lewis on behalf of himself and a proposed class of all persons prescribed defendants’ opioids in the state of Arkansas. The complaint generally alleges that defendants violated Arkansas deceptive trade practices law and have been unjustly enriched by their alleged opioid sales and marketing practices, and seeks an order requiring defendants to fund a medical monitoring program to identify problematic opioid use. The complaint also seeks damages, restitution, disgorgement, other injunctive relief, attorneys’ fees and costs. In September 2017, defendants filed various motions challenging the pleadings, including motions to dismiss, which remain pending. In October 2017, the court stayed all further proceedings in the case for up to 90 days pending a ruling by the U.S. Judicial Panel on Multidistrict Litigation (JPML) on the motion filed before the JPML in September 2017, as described below.
In August 2017, a wrongful death action was filed by Linda Hughes as mother of decedent Nathan Hughes against our subsidiary PPI and other defendants in Missouri state court (Circuit Court for the City of St. Louis). In addition to asserting malpractice claims against the decedent’s medical providers, the complaint asserts class action claims against certain manufacturer defendants, including our subsidiary, for strict product liability, negligence, fraudulent misrepresentation and violations of the Missouri Merchandising Practices Act. The proposed class is defined as Missouri residents whose consumption of opioids allegedly caused or contributed to cause their deaths. The complaint generally seeks compensatory and other relief. In September 2017, defendants removed the case to federal court. In October 2017, a wrongful death action was filed by the estate of Bruce Brockel by and through Donna Brockel against our subsidiary EPI and the Company, as well as other defendants, in Alabama state court (Circuit Court of Mobile County). The complaint asserts malpractice claims against the decedent’s medical providers, as well as claims against EPI, the Company, and other defendants for negligence, wantonness, product liability, fraud/misrepresentation, suppression/concealment/deceit, unjust enrichment, and conspiracy. The complaint generally seeks compensatory and punitive damages, as well as other relief.
In September 2017, a complaint against EPI and the Company was filed in Pennsylvania state court (Philadelphia Court of Common Pleas) by the Philadelphia Federation of Teachers Health and Welfare Fund, on behalf of itself and a putative class of Pennsylvania entities that purchased, reimbursed or paid for the cost of opioids from 1997 to the present. The complaint generally asserts claims for alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, unjust enrichment, breach of implied warranty and civil conspiracy, and seeks direct and consequential damages, statutory damages, interest, attorneys’ fees and costs. A similar complaint was filed in October 2017 against EPI and EHSI and other defendants by IBEW Local 38 Health and Welfare Fund in the U.S. District Court for the Northern District of Ohio. In that case, plaintiff brings claims on behalf of itself and a putative class of unions and health and welfare funds that between October 2011 and the present paid for Ohio opioid prescriptions more than 90 days in length for their employees or members. The complaint generally asserts claims for alleged violations of state consumer protection statutes, common law fraud, unjust enrichment and negligence, and seeks damages for the amounts paid for opioid prescriptions, punitive damages, interest, attorneys’ fees and costs.
In September 2017, certain governmental entity plaintiffs whose cases against opioid manufacturers and/or distributors are pending in federal court filed a motion before the JPML. That motion, filed under the caption In re National Prescription Opiate Litigation, requests that certain cases pending in federal court be transferred either to the Southern District of Ohio or to the Southern District of Illinois for coordinated pretrial proceedings. In October 2017, various other parties to these cases filed responses to the motion. Many parties, including our subsidiaries, support coordination but have suggested alternative venues for transfer, including the Northern District of Illinois, where the City of Chicago case is pending. We have also suggested that additional cases pending in federal court, including the City of Chicago, Lewis and Hughes cases discussed above, be included in any MDL. The JPML’s hearing on the motion is scheduled for November 2017.
We intend to contest the lawsuits identified above vigorously.
In addition to the lawsuits described above, the Company and/or its subsidiaries have received certain subpoenas, Civil Investigative Demands (CIDs) and informal requests for information concerning the sale, marketing and/or distribution of opioid products, including the following:
In September 2017, the Department of Justice for the State of Oregon and the Office of the Attorney General for the Commonwealth of Massachusetts issued CIDs to EHSI and EPI on behalf of a multistate group including the District of Columbia and the following additional states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Iowa, Kansas, Louisiana, Maine, Maryland, Michigan, Minnesota, Montana, Nebraska, Nevada, New Jersey, New York, North Carolina, North Dakota, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. Our subsidiaries are currently cooperating in this investigation. We understand that these recent CIDs supersede prior subpoenas and/or CIDs issued by certain of the foregoing states. In November 2017, we were informed that New Jersey is no longer participating in the multistate investigation.

Other states are conducting their own investigations outside of the multistate group. In August 2015, our subsidiaries EHSI and EPI received a subpoena from the New Hampshire Attorney General’s office seeking documents and information regarding sales and marketing of opioids, including OPANA® ER. We were cooperating with the investigation until we learned that the Attorney General was being assisted by outside counsel hired on a contingency fee basis. The Attorney General initiated an action in New Hampshire Superior Court to enforce the subpoena despite this contingency fee arrangement, and we (along with other companies that had received similar subpoenas) responded by filing a motion for protective order to preclude the use of contingency fee counsel. In addition, we filed a separate motion seeking declaratory relief. In March 2016, the Superior Court granted the motion for protective order on the grounds that the contingency fee agreement was invalid as ultra vires and that the Attorney General’s office had acted outside of its statutory authority in entering into the agreement with the contingency fee counsel. In April 2016, both the Attorney General and the companies that had received subpoenas, including EHSI and EPI, appealed, in part, the March 2016 Superior Court order to the New Hampshire Supreme Court. In June 2017, the New Hampshire Supreme Court reversed the Superior Court’s protective order ruling and remanded the case to the Superior Court and we resumed cooperation with the investigation. In October 2017, we filed a petition for certiorari seeking U.S. Supreme Court review of the New Hampshire Supreme Court’s decision.
In August 2017, the Company, EHSI and EPI received a CID from the Office of the Attorney General for the State of Washington seeking documents and information regarding the sales and marketing of opioid products. We are currently cooperating in the investigation.
In November 2017, our subsidiaries EHSI and EPI received a civil investigative demand from the Office of the Attorney General for the State of Indiana seeking documents and information regarding the sales and marketing of opioid products. The Company’s subsidiaries intend to cooperate in the investigation.
Additional investigations and lawsuits similar to the foregoing matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these investigations or litigations, which may involve additional requests for information. We are also unable to predict the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these investigations or litigations, if any, but will explore all options as appropriate in our best interests.
Antitrust Matters
Beginning in November 2013, multiple direct and indirect purchasers of LIDODERM® filed a number of cases against our subsidiary EPI and co-defendants Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. (collectively, Teikoku), and Actavis plc and certain of its subsidiaries (collectively, Actavis). Actavis was subsequently acquired by Teva Pharmaceuticals Industries Ltd and its subsidiaries (collectively, Teva) from Allergan plc (Allergan). Plaintiffs generally allege that EPI, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent) and other patents. Some complaints also allege that Teikoku wrongfully listed the ‘529 patent in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as related to LIDODERM®, that EPI and Teikoku commenced sham patent litigation against Actavis and that EPI abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of LIDODERM®. The complaints assert claims for violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), and/or various state antitrust and consumer protection statutes, as well as common law claims, and generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. The cases were consolidated and/or coordinated in April 2014 in a federal MDL pending in the U.S. District Court for the Northern District of California (MDL No. 2521). The MDL court certified classes of direct and indirect purchasers in February 2017. Separate lawsuits filed by certain alleged direct purchasers or their assignees were voluntarily dismissed as to EPI pursuant to a settlement agreement we reached with them in October 2017. A separate lawsuit filed by an alleged indirect purchaser remains pending. In June 2017, defendants moved for summary judgment on all claims, and plaintiffs also moved for partial summary judgment on certain elements of their claims. In November 2017, the court granted defendants’ motion in part, ruling in defendants’ favor on the issues of infringement and derivation and also limiting the time period at issue. Defendants’ motions for summary judgment were denied in all other respects. The court also granted plaintiffs’ motions for summary judgment on the issues of agreement and relevant market. Trial is currently scheduled to begin in early 2018. We cannot predict whether or not additional cases similar to those described above will be filed by other plaintiffs or the timing or outcome of any such litigation.

Beginning in June 2014, multiple direct and indirect purchasers of OPANA® ER filed cases against our subsidiaries EHSI and EPI and other pharmaceutical companies, including Impax Laboratories Inc. (Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. All cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2580). Plaintiffs generally allege that an agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of the re-formulation of OPANA® ER violated antitrust laws. The complaints allege violations of Sections 1 and 2 of the Sherman Act, various state antitrust and consumer protection statutes and state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In February 2016, the MDL court issued orders (i) denying defendants’ motion to dismiss the claims of the direct purchasers, (ii) denying in part and granting in part defendants’ motion to dismiss the claims of the indirect purchasers, but giving them permission to file amended complaints and (iii) granting defendants’ motion to dismiss the complaints filed by certain retailers, but giving them permission to file amended complaints. In response to the MDL court’s orders, the indirect purchasers filed an amended complaint to which the defendants filed a renewed motion to dismiss certain claims, and certain retailers also filed amended complaints. The court granted defendants’ motion to dismiss the indirect purchaser unjust enrichment claims arising under the laws of the states of California, Rhode Island and Illinois. The cases are currently in discovery.
Beginning in February 2009, the FTC and certain private plaintiffs, including distributors and retailers, filed suit against our subsidiary, Par Pharmaceutical Companies, Inc. (subsequently renamed as Endo Generics Holding, Inc. but referred to as Par in this Note 11. Commitments and Contingencies), and others alleging violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of AndroGel®. Generally, the complaints seek damages, treble damages, equitable relief, and attorneys’ fees and costs. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia (MDL No. 2084). In September 2012, the district court granted summary judgment against plaintiffs’ claims of sham litigation. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their case against Par with prejudice. In February 2017, the FTC voluntarily dismissed its claims against Par with prejudice. Claims by a putative class of direct purchasers and certain specific alleged direct purchasers or their assignees are still pending. In September 2017, Par moved for summary judgment on all remaining claims.
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against Par and its affiliate Par Sterile Products, LLC in the U.S. District Court for the District of New Jersey alleging that Par and its affiliate engaged in an anticompetitive scheme to exclude competition from the market for vasopressin solution for intravenous injection in view of Par’s VASOSTRICT® (vasopressin) product. The complaint alleges violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that Par and its affiliate entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that, as a result, Fresenius has been unable to obtain vasopressin API in order to file an ANDA to obtain FDA approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages in an unspecified amount, attorneys’ fees and costs, and injunctive relief. In September 2016, Par and its affiliate filed a motion to dismiss, which the district court denied in February 2017. The case is currently in discovery.
We intend to contest the lawsuits identified above vigorously.
In addition to the lawsuits described above, the Company and/or its subsidiaries have received subpoenas, CIDs and informal requests for information concerning antitrust matters, including the following:
In November 2014, EPI received a CID from the State of Florida Office of the Attorney General seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning marketing and sales of LIDODERM®.
In February 2015, EHSI and EPI received CIDs for Production of Documents and Information from the State of Alaska Office of Attorney General seeking documents and other information concerning settlement agreements with Actavis and Impax settling the OPANA® ER patent litigation and with Actavis settling the LIDODERM® patent litigation, as well as information concerning marketing and sales of LIDODERM®.
In February 2016, EPI received a CID from the State of South Carolina Office of the Attorney General seeking documents and other information concerning EPI’s settlement agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning marketing and sales of LIDODERM®.
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

Investigations and lawsuits similar to these antitrust matters described above may be brought by others. In certain of these matters, the Company believes that a loss is probable and we have incorporated our best estimate of this loss into our reserve for loss contingencies. However, we are unable to predict the outcome of certain of these investigations or litigations. Except for the amount included in our reserve for loss contingencies, the ultimate legal and financial liability and the possible loss or range of loss for these investigations or litigations cannot be reasonably estimated at this time. It is reasonably possible that additional losses could be incurred and those losses could be material. Investigations and lawsuits similar to the foregoing matters may be brought by others. The Company will explore all options as appropriate in its best interests.
False Claims Act Litigation
Beginning in July 2006, the Attorneys General of Florida, Indiana and Virginia and the U.S. Office of Personnel Management (the USOPM) issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas and Utah issued CIDs, to our subsidiary Par, among other companies. The demands generally requested documents and information pertaining to allegations that certain of Par’s sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. The aforementioned subpoenas and CIDs culminated in a qui tam action by Bernard Lisitza asserting claims under federal and state law on behalf of the U.S. and several states. The complaint was unsealed in August 2011. Lisitza’s corrected second amended complaint generally sought (i) a finding that defendants violated and an order that they be enjoined from future violations of the federal False Claims Act and state false claims acts; (ii) treble damages and maximum civil penalties for each violation of the federal False Claims Act and state false claims acts; (iii) an applicable percentage share of the proceeds; and (iv) expenses, fees and costs. The U.S. intervened in this action and filed a separate complaint in September 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The U.S.’s second corrected complaint generally sought (i) treble damages and civil penalties for violations under the federal False Claims Act and (ii) compensatory and punitive damages for common law fraud. The states of Michigan and Indiana also intervened, asserting claims under their respective state false claim acts, as well as common law fraud and unjust enrichment claims. Michigan’s complaint generally sought treble damages, civil penalties and common law compensatory and punitive damages. Indiana’s amended complaint generally sought treble damages, costs and attorneys’ fees. In August 2017, the court granted summary judgment against Lisitza, precluding him from serving as the relator and entering judgment against all plaintiffs on whose behalf he had filed suit. The court also granted summary judgment as to the intervenors’ claims for violation of the federal False Claims Act and for common law fraud and declined to exercise supplemental jurisdiction over the remaining claims. Lisitza appealed the court’s summary judgment rulings in September 2017 but dismissed his appeal in October 2017.
Pricing Matters
In December 2014, our subsidiary Par received a Subpoena to testify before Grand Jury from the Antitrust Division of the DOJ issued by the U.S. District Court for the Eastern District of Pennsylvania. The subpoena requested documents and information focused primarily on product and pricing information relating to Par’s authorized generic version of Lanoxin (digoxin) oral tablets and Par’s generic doxycycline products, and on communications with competitors and others regarding those products. Par is currently cooperating with the investigation.
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
We are unable to predict the outcome of the foregoing investigations, which may involve additional requests for information or result in litigation. In addition, investigations or litigations similar to these matters described above may be brought by others or the foregoing matters may be expanded. We are also unable to predict the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters but will explore all options as appropriate in our best interests.
Beginning in December 2015, two complaints, including a class action complaint, were filed in the Philadelphia Court of Common Pleas against us and certain of our subsidiaries, including Par, along with other manufacturers of generic pharmaceutical products, seeking compensatory and punitive or treble damages, as well as injunctive relief, and alleging that certain marketing and pricing practices by the defendant companies violated state law, including consumer protection law. The class action complaint was subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania, and the plaintiff filed an amended complaint. In September 2017, the district court dismissed the amended complaint with prejudice. The case in the Philadelphia Court of Common Pleas is stayed pending final resolution of the class action.

Since April 2017, certain private plaintiff cases alleging price-fixing and other anticompetitive conduct with respect to at least 18 different generic pharmaceutical products have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania under the caption In re Generic Pharmaceuticals Pricing Antitrust Litigation (MDL No. 2724). The various cases included in the MDL involve different groups of defendants. Our subsidiary PPI is named as a defendant in proposed class actions relating to six of these products: digoxin, doxycycline hyclate, divalproex ER, propranolol, baclofen and amitriptyline hydrochloride. Among the private plaintiff lawsuits now consolidated and/or coordinated in the MDL, the earliest lawsuits naming us and/or our subsidiaries were filed in November 2016 and related to digoxin and doxycycline.
The private plaintiffs in the MDL include alleged direct purchasers, end-payors, and indirect purchaser resellers, and they purport to represent not only themselves but also all others similarly situated. At the MDL court’s direction, in August 2017, private plaintiffs filed separate consolidated amended class action complaints as to each product and each type of purchaser (direct purchasers, end-payors and indirect purchaser resellers), except the propranolol direct purchaser plaintiffs are attempting to proceed on a consolidated amended complaint filed in the U.S. District Court for the Southern District of New York prior to MDL transfer (the Southern District of New York had denied a motion to dismiss this complaint). The MDL court has divided the various cases into three separate tranches for certain administrative and scheduling purposes, including briefing on motions to dismiss. As to products in the first tranche (including digoxin, doxycycline hyclate and divalproex ER), defendants filed motions to dismiss in October 2017. Defendants also asserted that they are entitled to move the MDL court to dismiss the propranolol direct purchaser consolidated amended complaint, and the MDL court has taken this issue under advisement. Defendants have moved to stay discovery in all cases pending rulings on their motions to dismiss, and that motion to stay remains pending.
In December 2016, the Attorney General for the State of Connecticut, leading a coalition of 20 state attorneys general, filed a complaint in the U.S. District Court for the District of Connecticut alleging price-fixing and other anticompetitive conduct with respect to doxycycline hyclate delayed release and glyburide against certain manufacturers of those products. The Company and its subsidiaries were not named in that complaint, or in an amended complaint filed on behalf of 40 states in March 2017, or in a separate lawsuit filed by four more states and the District of Columbia in the same court in July 2017. In August 2017, the state cases were transferred to the MDL court by order of the JPML. In October 2017, the state plaintiffs filed a motion for leave to (1) consolidate their two cases, (2) add Alaska and the Commonwealth of Puerto Rico as plaintiffs, and (3) assert additional claims against existing and new defendants. The proposed amended complaint would add new allegations and claims against 12 new corporate defendants, including our subsidiary Par Pharmaceutical Companies, Inc., and two individual defendants, relating to 13 additional products. As to our subsidiary, the proposed amended complaint alleges anticompetitive conduct with respect to doxycycline monohydrate. The complaint alleges that the defendants engaged in an overarching conspiracy to restrain trade across the generic pharmaceutical industry and seeks to hold all defendants, including our subsidiary, jointly and severally liable for harm caused by the alleged anticompetitive activity concerning the 15 drugs at issue. The proposed amended complaint seeks declaratory and injunctive relief, disgorgement and other equitable relief, compensatory and treble damages, civil penalties, costs and attorneys’ fees.
We intend to contest these litigations vigorously and to explore all options as appropriate in our best interests. Additional lawsuits similar to the pricing matters described above may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these litigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these litigations, if any.
Securities Litigation
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
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering, on behalf of itself and all similarly situated purchasers. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against Endo, certain of Endo’s current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In March 2017, defendants removed the case to the U.S. District Court for the Eastern District of Pennsylvania. In August 2017, the court remanded the case back to the Chester County Court of Common Pleas. In October 2017, plaintiff filed an amended complaint, and defendants moved to partially stay the case pending the resolution of a pending U.S. Supreme Court case that could impact the state court’s jurisdiction. Defendants’ motion for a partial stay was granted in November 2017.

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
In August 2017, a putative class action entitled Bier v. Endo International plc, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act against Endo and four current and former directors and officers, based on the Company’s decision to remove reformulated OPANA® ER from the market.
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
VASOSTRICT® Related Matters
In August 2017, our subsidiaries PPI and Par Sterile Products, LLC filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins, and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In October 2017, defendants answered the complaint and QuVa asserted counterclaims against PPI and Par Sterile Products, LLC alleging unfair competition under New Jersey common law and seeking declaratory judgment of non-infringement as to five U.S. Patents assigned to PPI that are listed in FDA’s Orange Book for VASOSTRICT®. The counterclaims seek actual, exemplary, and punitive damages, injunctive relief and other relief.
In October 2017, Endo Par Innovation Company, LLC and Par Sterile Products, LLC filed a complaint in the United States District Court for the District of Columbia challenging the legality of the FDA’s Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the Federal Food, Drug, and Cosmetic Act (January 2017) with respecting to listing of vasopressin in Category 1 of the Interim Policy. The complaint contends that the Interim Policy is unlawful because it is inconsistent with the Federal, Food, Drug, and Cosmetic Act, including, but not limited to, Section 503B of that Act. The complaint seeks (1) a declaration that FDA’s Interim Policy and its listing of vasopressin in Category 1 of the Interim Policy are unlawful, and (2) an order enjoining and vacating the Interim Policy and FDA’s listing of vasopressin in Category 1 of the Interim Policy.
We intend to vigorously defend and protect our intellectual property rights, to pursue all available legal and regulatory avenues and to contest the above-described counterclaims vigorously. However, there can be no assurance that we will be successful. We cannot predict the timing or outcome of these litigations but will explore all options as appropriate in our best interests. We are unable to predict the outcome of these litigations or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for these litigations, if any.

Paragraph IV Certifications on OPANA® ER
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering OPANA® ER (oxymorphone hydrochloride extended-release tablets CII). In December 2012, EPI filed a complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-INTAC® technology version of OPANA® ER. In May 2013 and June 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-INTAC® technology OPANA® ER: Roxane Laboratories, Inc. (Roxane) and Ranbaxy Laboratories Limited, which was acquired by Sun Pharmaceutical Industries Ltd. (Ranbaxy). Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122 and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-INTAC® technology formulations of OPANA® ER. In September 2013, Actavis launched its generic version of non-crush-resistant OPANA® ER 5, 10, 20, 30 and 40 mg tablets. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York. In August 2015, the District Court ruled that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The District Court also ruled that the defendants failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid, enjoined the defendants from launching their generic products until the expiration of those patents and directed Actavis to withdraw its generic product within 60 days. In October 2015, the District Court tolled the 60-day period until it decided two pending post-trial motions. In April 2016, the District Court issued an order upholding its August 2015 ruling in EPI’s favor and confirming the prior injunction against the manufacture or sale of the generic version of the non-INTAC® technology OPANA® ER currently offered by Actavis and the additional approved but not yet marketed generic version of the product developed by Roxane. The defendants filed appeals to the Court of Appeals for the Federal Circuit. EPI continued its suit for damages for Actavis’s sales of its infringing generic version of OPANA® ER. In August 2017, EPI settled the damages portion of this suit with Actavis. As a result of that settlement, EPI received $25 million from Actavis in August 2017. We intend to continue vigorously asserting our intellectual property rights and to oppose any such appeal.
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
In August 2014 and October 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using OPANA® ER and a highly pure version of the active pharmaceutical ingredient of OPANA® ER. In November 2014, EPI filed lawsuits against Teva, ThoRx, Actavis, Impax, Ranbaxy, Roxane, Amneal and Sandoz Inc. based on their ANDAs filed against both the INTAC® technology and non-INTAC® technology versions of OPANA® ER. Those lawsuits were filed in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively. On November 17, 2015, the District Court held the ‘737 patent invalid for claiming unpatentable subject matter. That patent has been dismissed from all suits and the suits administratively closed as to that patent, subject to appeal at the end of the case on the ‘779 patent. In July 2016, a three-day trial was held in the U.S. District Court for the District of Delaware against Teva and Amneal for infringement of the ‘779 patent. In October 2016, the District Court issued an Opinion holding that the defendants infringed the claims of U.S. Patent No. 8,871,779. The Opinion also held that the defendants had failed to show that U.S. Patent No. 8,871,779 was invalid. The District Court issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent No. 8,871,779 in November 2029. A trial for infringement of the ‘799 patent by Actavis was held in February 2017 in the same court (U.S. District Court for the District of Delaware) in front of the same judge. In August 2017, the District Court issued an Opinion holding that Actavis infringed the claims of U.S. Patent No. 8,871,779, and that Actavis had failed to show that U.S. Patent No. 8,871,779 was invalid. Actavis has appealed this ruling.

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
NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of Other comprehensive income (loss) for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017			2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Net unrealized gain on securities:
Unrealized gain arising during the period	$295	$(107)	$188	$152	$—	$152
Less: reclassification adjustments for gain realized in net loss	—	—	—	(6)	—	(6)
Net unrealized gains	$295	$(107)	$188	$146	$—	$146
Net unrealized gain (loss) on foreign currency:
Foreign currency translation gain (loss) arising during the period	9,941	—	9,941	(7,924)	1,729	(6,195)
Less: reclassification adjustments for loss realized in net loss	29,325	—	29,325	—	—	—
Foreign currency translation gain (loss)	$39,266	$—	$39,266	$(7,924)	$1,729	$(6,195)
Other comprehensive income (loss)	$39,561	$(107)	$39,454	$(7,778)	$1,729	$(6,049)

The following table presents the tax effects allocated to each component of Other comprehensive income for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017			2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Net unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	$522	$(189)	$333	$(1,468)	$613	$(855)
Less: reclassification adjustments for gain realized in net loss	—	—	—	(6)	—	(6)
Net unrealized gains (losses)	$522	$(189)	$333	$(1,474)	$613	$(861)
Net unrealized gain on foreign currency:
Foreign currency translation gain arising during the period	35,415	—	35,415	38,782	14,177	52,959
Less: reclassification adjustments for loss realized in net loss	29,325	—	29,325	—	—	—
Foreign currency translation gain	$64,740	$—	$64,740	$38,782	$14,177	$52,959
Other comprehensive income	$65,262	$(189)	$65,073	$37,308	$14,790	$52,098
Reclassification adjustments out of Other comprehensive income related to foreign currency translation were recorded upon the liquidation of Litha in the third quarter of 2017.
The following is a summary of the accumulated balances related to each component of Other comprehensive income, net of taxes, at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Net unrealized gains	$1,228	$895
Foreign currency translation loss	(289,589)	(354,329)
Accumulated other comprehensive loss	$(288,361)	$(353,434)
NOTE 13. SHAREHOLDERS' EQUITY
Changes in Shareholders’ Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2017 (in thousands):

Total Shareholders’ Equity
Shareholders’ equity at January 1, 2017, prior to the adoption of ASU 2016-16	$2,701,589
Effect of adopting ASU 2016-16 (1)	(372,825)
Shareholders' equity at January 1, 2017	$2,328,764
Net loss	(1,667,016)
Other comprehensive income	65,073
Compensation related to share-based awards	40,252
Tax withholding for restricted shares	(1,958)
Other	(131)
Shareholders’ equity at September 30, 2017	$764,984
__________

(1)	Refer to Note 2. Recent Accounting Pronouncements for further description of ASU 2016-16.

The following table displays a reconciliation of our beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2016 (in thousands):

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
Share-Based Compensation
In February 2017, the Compensation Committee of the Company’s Board of Directors approved modifications to the Company’s performance stock unit (PSU) program, effective with the 2017 annual grants. The plan is based upon two discrete measures: relative total shareholder return (TSR) and a free cash flow metric. The free cash flow performance metric, which accounts for 50% of the PSU award at grant, will be measured annually over a 3-year performance cycle. The remaining 50% of the PSU award is tied exclusively to relative TSR performance, which will be measured against the 3-year TSR of a custom index of companies. In addition to meeting the conditions required by both the TSR and free cash flow portions of the awards, grant recipients are also subject to being employed by the Company following the completion of the 3-year period in order to receive the awards.
During the second quarter of 2017, the Company’s shareholders approved an amendment to the Endo International plc Amended and Restated 2015 Stock Incentive Plan (the Plan). The Plan was amended and restated to increase the number of the Company’s ordinary shares that may be issued with respect to awards under the Plan by 10.0 million ordinary shares and to make certain other changes to the Plan’s terms. The shares were registered in August 2017.
The Company recognized share-based compensation expense of $40.3 million and $44.6 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $69.6 million. During the third quarter of 2017, the Company issued approximately 1.0 million stock options and 0.1 million restricted stock units for which a grant date has not been established as both awards are subject to shareholder approval at the Company’s 2018 Annual General Meeting of Shareholders. If approved, the options will have an exercise price equal to the closing share price on their issuance date in August 2017. Additionally, there are 0.3 million performance share units, representing target amounts, for which a grant date has not been established. Accordingly, no fair value has been ascribed to any of these awards and they are not reflected in the remaining unrecognized compensation cost above or the weighted average remaining requisite service period below.
As of September 30, 2017, the weighted average remaining requisite service period of the non-vested stock options was 2.6 years and for non-vested restricted stock units was 2.2 years.
NOTE 14. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency (gain) loss, net	$2,549	$(123)	$(4,305)	$2,427
Equity earnings from investments accounted for under the equity method, net	(1,075)	(2,023)	(1,163)	(539)
Other miscellaneous, net	(3,571)	(720)	(5,375)	(1,486)
Other (income) expense, net	$(2,097)	$(2,866)	$(10,843)	$402
Foreign currency (gain) loss, net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities.

NOTE 15. INCOME TAXES
During the three months ended September 30, 2017, the Company recognized income tax benefit of $28.1 million on $127.8 million of loss from continuing operations before income tax, compared to $46.2 million of income tax expense on $145.3 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings and a discrete tax benefit primarily associated with the filing of the Company’s 2016 U.S. federal income tax return and an intangible asset impairment in the U.S. Branded Pharmaceuticals Segment. During the third quarter of 2016, the Company completed a legal entity restructuring that resulted in the Company recording a deferred charge in accordance with the then applicable accounting guidance. During the same period, the Company recorded $42.6 million of net discrete tax expense, primarily related to the amortization of the aforementioned deferred charge that was partially offset by a favorable return to provision adjustment resulting from filing the Company’s 2015 U.S. federal income tax returns.
During the nine months ended September 30, 2017, the Company recognized income tax benefit of $97.5 million on $1,058.6 million of loss from continuing operations before income tax, compared to $627.8 million of income tax benefit on $518.3 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings and the discrete tax benefits associated with goodwill and intangible asset impairments in the U.S. Branded Pharmaceuticals segment, intangible asset impairments in the International Pharmaceuticals segment and the favorable return to provision adjustments resulting from the filing of the Company’s 2016 U.S. federal income tax return. During the nine months ended September 30, 2016, the Company completed a legal entity restructuring as part of its continuing integration of its businesses. This resulted in the realization of a $635.0 million tax benefit arising from an outside basis difference, which was partially offset by a valuation allowance on its U.S. deferred tax assets.
As further discussed in Note 2. Recent Accounting Pronouncements, the Company adopted ASU 2016-16, effective January 1, 2017, resulting in the elimination of previously recorded deferred charges that were established in 2016. Specifically, the Company eliminated a $24.1 million current deferred charge and a $348.8 million non-current deferred charge that were reflected in its Condensed Consolidated Balance Sheet at December 31, 2016 as Prepaid expenses and other current assets and Other assets, respectively. The eliminations of these deferred charges were recorded as adjustments to retained earnings as of January 1, 2017. On adoption, the Company also recorded net deferred tax assets, primarily related to certain intangibles and tax deductible goodwill, of $479.7 million, fully offset by a corresponding valuation allowance.
NOTE 16. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
(Loss) income from continuing operations	$(99,687)	$(191,496)	$(961,130)	$109,553
Less: Net income from continuing operations attributable to noncontrolling interests	—	—	—	16
(Loss) income from continuing operations attributable to Endo International plc ordinary shareholders	$(99,687)	$(191,496)	$(961,130)	$109,537
Income (loss) from discontinued operations attributable to Endo International plc ordinary shareholders, net of tax	3,017	(27,423)	(705,886)	(118,747)
Net loss attributable to Endo International plc ordinary shareholders	$(96,670)	$(218,919)	$(1,667,016)	$(9,210)
Denominator:
For basic per share data—weighted average shares	223,299	222,767	223,157	222,579
Dilutive effect of ordinary share equivalents	—	—	—	480
Dilutive effect of various convertible notes and warrants	—	—	—	1
For diluted per share data—weighted average shares	223,299	222,767	223,157	223,060
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
All stock options and stock awards were excluded from the diluted share calculation for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 because their effect would have been anti-dilutive, as the Company was in a loss position. For the nine months ended September 30, 2016, aggregate stock options and stock awards of 5.0 million were excluded from the diluted share calculation because their effect would have been anti-dilutive.
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
Consolidated Results Review
Total Revenues. Total revenues for the three and nine months ended September 30, 2017 decreased 11% to $786.9 million and decreased 2% to $2,700.2 million, respectively, from $884.3 million and $2,768.8 million in the comparable 2016 periods.
Through the first half of 2017, our U.S. Generic Pharmaceuticals segment benefited from fourth quarter 2016 launches, which included ezetimibe tablets (generic version of Zetia®) and quetiapine ER tablets (generic version of Seroquel® XR). In addition, the U.S. Generic Pharmaceuticals segment’s Sterile Injectables portfolio, including VASOSTRICT®, ADRENALIN® and other products, performed strongly during the first nine months of 2017, while the U.S. Generic Pharmaceuticals segment’s Base portfolio continued to decline driven by overall market trends and product rationalization. Our U.S. Branded Pharmaceuticals segment’s Specialty Products portfolio, which includes XIAFLEX®, grew throughout the first nine months of 2017. However, this growth was more than offset by declines in its Established Products portfolio, resulting primarily from the impact of generic competition, the divestiture of STENDRA® in the third quarter of 2016 and actions taken with respect to OPANA® ER, which are further described below. Additionally, sales in our International Pharmaceuticals segment were negatively impacted by our July 3, 2017 divestiture of Litha.
The decrease for the three months ended September 30, 2017 primarily related to the declines in the U.S. Generic Pharmaceuticals segment’s Base portfolio and U.S. Branded Pharmaceuticals segment’s Established Products portfolio and the July 3, 2017 divestiture of Litha, partially offset by revenue increases related to our U.S. Generic Pharmaceuticals segment’s Sterile Injectables portfolio and our U.S. Branded Pharmaceuticals segment’s Specialty Products portfolio.
The decrease for the nine months ended September 30, 2017 primarily related to declines in the U.S. Generic Pharmaceuticals segment’s Base and the U.S. Branded Pharmaceuticals segment’s Established Products portfolios, partially offset by revenue increases related to new generic launches, our U.S. Generic Pharmaceuticals segment’s Sterile Injectables portfolio and our U.S. Branded Pharmaceuticals segment’s Specialty Products portfolio.
Our revenues are further described below under the heading “Business Segment Results Review”.
The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expired in the second quarter of 2017. As a result, combined revenues for these products began to decline significantly during the second quarter of 2017 and continued to decline in the third quarter of 2017.

In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. During the second quarter of 2017, we began to work with the FDA to coordinate an orderly withdrawal of the product from the market. By September 1, 2017, we ceased shipments of OPANA® ER to customers and we expect the New Drug Application will be withdrawn in the coming months. These actions had an adverse effect on the revenues and results of operations of our U.S. Branded Pharmaceuticals segment during the three and nine months ended September 30, 2017.
Gross margin, costs and expenses. The following table sets forth costs and expenses for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Cost of revenues	$514,522	65	$557,472	63	$1,722,885	64	$1,878,395	68
Selling, general and administrative	135,880	17	186,735	21	468,675	17	558,160	20
Research and development	39,644	5	44,885	5	123,522	5	137,166	5
Litigation-related and other contingencies, net	(12,352)	(2)	18,256	2	(14,016)	(1)	28,715	1
Asset impairment charges	94,924	12	93,504	11	1,023,930	38	263,080	10
Acquisition-related and integration items	16,641	2	19,476	2	31,711	1	80,201	3
Total costs and expenses*	$789,259	100	$920,328	104	$3,356,707	124	$2,945,717	106
__________

*	Percentages may not add due to rounding.
Cost of revenues and gross margin. Cost of revenues for the three and nine months ended September 30, 2017 decreased 8% to $514.5 million and decreased 8% to $1,722.9 million, respectively, from the comparable 2016 periods. The previously described decreases in total revenues, which included the impact of product rationalization resulting from the 2016 U.S. Generic Pharmaceuticals restructuring initiative, together with decreases to inventory step-up expense based on the timing of prior acquisitions and amortization expense, were the primary factors leading to the overall period-over-period decreases for both the three and nine months ended September 30, 2017. These savings were partially offset by increased restructuring charges for both the three and nine months ended September 30, 2017 primarily related to the 2017 U.S. Generics Pharmaceuticals restructuring initiative. Our restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gross margin for the three and nine months ended September 30, 2017 decreased to 35% from 37% and increased to 36% from 32%, respectively, from the comparable 2016 periods.
During the three months ended September 30, 2017, restructuring charges related to our 2017 U.S. Generics Pharmaceuticals restructuring initiative and continued competitive pressure on the commoditized generic products in our U.S. Generic Pharmaceuticals segment’s Base portfolio contributed to the decrease in gross margin. This decrease was partially offset by the Cost of revenues decreases described above and the impact of the product rationalization initiative described above.
The increase for the nine months ended September 30, 2017 was primarily attributable to the gross margin effects of the Cost of revenues decreases described above, together with the impact of the product rationalization efforts. These increases were partially offset by the effects of continued competitive pressure on the commoditized generic products in our U.S. Generic Pharmaceuticals segment’s Base portfolio and a change in the mix of total revenues from branded to generic pharmaceutical product sales.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2017 decreased 27% to $135.9 million and decreased 16% to $468.7 million, respectively, from the comparable 2016 periods. The decreases for both the three and nine months ended September 30, 2017 were primarily a result of cost reductions that were implemented during 2016 and in the first half of 2017, including the impact of those related to various restructuring initiatives. Our material restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Research and development expenses. Research and development (R&D) expenses for the three and nine months ended September 30, 2017 decreased 12% to $39.6 million and decreased 10% to $123.5 million, respectively, from the comparable 2016 periods.

Contributing to the decreases for both the three and nine months ended September 30, 2017 were lower development costs and filing fees in 2017 compared to 2016 related to new product launches in our U.S. Generic Pharmaceuticals segment, decreased costs attributable to our U.S. Branded Pharmaceuticals segment generated from the January 2017 Restructuring initiative and the timing of a 2016 Phase 2 clinical trial for the development of collagenase clostridium histolyticum (CCH) for the treatment of cellulite, the results of which were announced in November 2016. We expect R&D expenses related to planned Phase 3 trials in cellulite to begin in late 2017.
Litigation-related and other contingencies, net. Litigation-related and other contingencies, net for the three and nine months ended September 30, 2017 totaled net benefits of $12.4 million and $14.0 million, respectively, which included the impact of certain reimbursements and certain settlements related to intellectual property suits previously filed by our subsidiaries. This compared to charges of $18.3 million and $28.7 million, respectively, in the comparable 2016 periods. Our material legal proceedings and other contingent matters are described in more detail in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Asset impairment charges. Asset impairment charges for the three and nine months ended September 30, 2017 totaled $94.9 million and $1,023.9 million, respectively, compared to $93.5 million and $263.1 million in the comparable 2016 periods. A summary of significant asset impairment charges by reportable segment for the nine months ended September 30, 2017 and 2016 is included below.
U.S. Generic Pharmaceuticals Segment
During each of the first three quarters of 2017, the Company identified certain market conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in its U.S. Generic Pharmaceuticals segment. Accordingly, the Company tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million, $268.2 million and $54.2 million during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively.
In addition, as further described in Note 4. Restructuring, the Company announced the 2017 U.S. Generic Pharmaceuticals restructuring initiative in July 2017, which includes the discontinuation of certain commercial products. As a result, the Company assessed the recoverability of the impacted products and certain property, plant and equipment, resulting in pre-tax, non-cash asset impairment charges of approximately $57.5 million during the second quarter of 2017 related to intangible assets and $32.0 million and $14.2 million related to property, plant and equipment during the second and third quarters of 2017, respectively. The Company also initiated an interim goodwill impairment analysis of its Generics reporting unit during the second quarter of 2017 as a result of the 2017 U.S. Generic Pharmaceuticals restructuring initiative and determined that the estimated fair value of the Generics reporting unit exceeded its carrying amount. Accordingly, no related goodwill impairment was recorded. The Company estimated the fair value of the Generics reporting unit using an income approach that utilized a discounted cash flow model. The discount rate applied to the estimated cash flows for our Generics goodwill impairment test was 9.0%. The goodwill balance for the Company’s Generics reporting unit was approximately $3,531 million as of September 30, 2017.
During the first and second quarters of 2016, the Company identified certain market and regulatory conditions impacting the recoverability of certain indefinite and finite-lived intangible assets in our U.S. Generic Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that the carrying amounts of certain of these assets was no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges of $29.3 million and $40.0 million during the first and second quarters of 2016, respectively. The Company also recognized pre-tax, non-cash asset impairment charges of $100.3 million during the first quarter of 2016 related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative, which resulted from the discontinuation of certain commercial products and the abandonment of certain in-process research and development (IPR&D) projects. See Note 4. Restructuring for discussion of our material restructuring initiatives.
U.S. Branded Pharmaceuticals Segment
In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. As a result of our decision, we determined that the carrying amount of our OPANA® ER intangible asset was no longer recoverable, resulting in a pre-tax, non-cash impairment charge of $20.6 million in the second quarter of 2017, representing the remaining carrying amount. In addition, during the second and third quarters of 2017, we identified certain market conditions impacting the recoverability of certain other finite-lived intangible assets in our U.S. Branded Pharmaceuticals segment. Accordingly, we tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $31.5 million and $24.1 million during the three months ended June 30, 2017 and September 30, 2017, respectively.

In addition, as a result of the actions taken with respect to OPANA® ER and the continued erosion of the Company’s U.S. Branded Pharmaceuticals segment’s Established Products portfolio, the Company initiated an interim goodwill impairment analysis of its Branded reporting unit during the second quarter of 2017. Based on the provisions of ASU 2017-04, which the Company adopted as of January 1, 2017, the Company recorded a pre-tax, non-cash asset impairment charge of $180.4 million during the three months ended June 30, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Branded reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Branded goodwill impairment test was 9.5%. The remaining goodwill for the Company’s Branded reporting unit was approximately $829 million as of September 30, 2017.
As a result of unfavorable formulary changes and generic competition for sumatriptan, the Company experienced a downturn in the performance of its SUMAVEL® DOSEPRO® product, a needle-free delivery system for sumatriptan acquired from Zogenix, Inc. in 2014. As a result of this underperformance, the Company concluded during the third quarter of 2016 that an impairment assessment was required to evaluate the recoverability of SUMAVEL® DOSEPRO®. After performing this assessment, we recorded a pre-tax, non-cash impairment charge of $72.8 million during the third quarter of 2016, representing the remaining carrying amount.
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
In addition and as a result of the serelaxin impairment, the Company assessed the recoverability of its Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its carrying amount. The Company recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. The Company estimated the fair value of the Paladin reporting unit using an income approach that utilizes a discounted cash flow model. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%. The remaining goodwill for the Company’s Paladin reporting unit was approximately $91 million as of September 30, 2017.
As further discussed in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale, the Company entered into a definitive agreement to sell Somar on June 30, 2017, which resulted in Somar’s assets and liabilities being classified as held for sale. The initiation of held-for-sale accounting, together with the agreed upon sale price, triggered an impairment review. Accordingly, the Company performed an impairment analysis using a market approach and determined that impairment charges were required. The Company recorded pre-tax non-cash impairment charges of $25.7 million, $89.5 million and $11.9 million related to Somar’s goodwill, other intangible assets and property, plant and equipment, respectively, during the nine months ended September 30, 2017. Approximately $2.0 million of these pre-tax non-cash impairment charges related to property, plant and equipment were recorded in the third quarter of 2017, with the remaining amounts recorded in the second quarter of 2017. The goodwill and other intangible asset impairment charges each represented the remaining carrying amounts of the corresponding assets.
During the three months ended September 30, 2016, the Company determined that it would not pursue commercialization of a product in certain international markets. Accordingly, we tested the finite-lived intangible asset associated with this product for impairment and determined that the carrying value was no longer fully recoverable, resulting in a pre-tax, non-cash asset impairment charge of $16.2 million during the third quarter of 2016.
Acquisition-related and integration items. Acquisition-related and integration items for the three and nine months ended September 30, 2017 totaled $16.6 million and $31.7 million of expense, respectively, compared to $19.5 million and $80.2 million of expense, respectively, in the comparable 2016 periods.
Acquisition-related and integration items, excluding amounts related to contingent consideration, for the three and nine months ended September 30, 2017 decreased 85% to $1.2 million and decreased 85% to $8.1 million, respectively, from the comparable 2016 periods. The decreases were primarily attributable to lower costs incurred associated with our 2015 Auxilium and Par acquisitions.
Net adjustments related to acquisition-related contingent consideration, which resulted from changes in market conditions impacting the commercial potential of the underlying products, included charges of $15.4 million and $23.6 million for the three and nine months ended September 30, 2017, respectively, compared to charges of $11.6 million and $24.8 million in the comparable 2016 periods. See Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.

Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense	$128,672	$113,088	$365,479	$343,655
Interest income	(1,151)	(904)	(4,212)	(2,759)
Interest expense, net	$127,521	$112,184	$361,267	$340,896
Interest expense for the three and nine months ended September 30, 2017 increased 14% to $128.7 million and increased 6% to $365.5 million from the comparable 2016 periods. The increase for both the three and nine months ended September 30, 2017 was primarily attributable to increased interest rates as a result of the refinancing that occurred on April 27, 2017, which is further described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $51.7 million for the nine months ended September 30, 2017, with no amounts recorded in any of the other periods presented. The amount during the nine months ended September 30, 2017 related to certain previously unamortized debt issuance costs that were charged to expense in connection with the April 2017 refinancing.
Other (income) expense, net. The components of Other (income) expense, net for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency (gain) loss, net	$2,549	$(123)	$(4,305)	$2,427
Equity earnings from investments accounted for under the equity method, net	(1,075)	(2,023)	(1,163)	(539)
Other miscellaneous, net	(3,571)	(720)	(5,375)	(1,486)
Other (income) expense, net	$(2,097)	$(2,866)	$(10,843)	$402
Foreign currency (gain) loss, net results from the remeasurement of our foreign currency denominated assets and liabilities.
Income tax (benefit) expense. During the three months ended September 30, 2017, the Company recognized income tax benefit of $28.1 million on $127.8 million of loss from continuing operations before income tax, compared to $46.2 million of income tax expense on $145.3 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings and a discrete tax benefit primarily associated with the filing of the Company’s 2016 U.S. federal income tax return and an intangible asset impairment in the U.S. Branded Pharmaceuticals Segment. During the third quarter of 2016, the Company completed a legal entity restructuring that resulted in the Company recording a deferred charge in accordance with the then applicable accounting guidance. During the same period, the Company recorded $42.6 million of net discrete tax expense, primarily related to the amortization of the aforementioned deferred charge that was partially offset by a favorable return to provision adjustment resulting from filing the Company’s 2015 U.S. federal income tax returns.
During the nine months ended September 30, 2017, the Company recognized income tax benefit of $97.5 million on $1,058.6 million of loss from continuing operations before income tax, compared to $627.8 million of income tax benefit on $518.3 million of loss from continuing operations before income tax during the comparable 2016 period. The income tax benefit for the current period is primarily related to the geographic mix of pretax earnings and the discrete tax benefits associated with goodwill and intangible asset impairments in the U.S. Branded Pharmaceuticals segment, intangible asset impairments in the International Pharmaceuticals segment and the favorable return to provision adjustments resulting from the filing of the Company’s 2016 U.S. federal income tax return. During the nine months ended September 30, 2016, the Company completed a legal entity restructuring as part of its continuing integration of its businesses. This resulted in the realization of a $635.0 million tax benefit arising from an outside basis difference, which was partially offset by a valuation allowance on its U.S. deferred tax assets.
Discontinued operations, net of tax. As a result of the decision to sell our AMS business and wind down our Astora business, the operating results of these businesses are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations, net of tax, totaled $3.0 million of income and $705.9 million of loss, respectively, during the three and nine months ended September 30, 2017 compared to $27.4 million and $118.7 million of loss, respectively, in the comparable 2016 periods.

The primary driver of the period-over-period change for the three months ended September 30, 2017 was the after-tax impact of a $17.7 million third quarter 2016 charge related to mesh litigation, which did not reoccur during the three months ended September 30, 2017.
The primary driver of the period-over-period change for the nine months ended September 30, 2017 was the after-tax impact of a $775.5 million second quarter 2017 charge related to mesh litigation that is further described in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This compares to $20.2 million of litigation-related charges recorded during the nine months ended September 30, 2016. Also contributing to the period-over-period change was a decrease in revenue resulting from the wind-down of our Astora business following discontinuation of business operations on March 31, 2016. Partially offsetting these changes was an overall decrease in spending and a decrease in asset impairment charges of $21.3 million.
2017 Outlook
We estimate that our 2017 total revenues will be between $3.38 billion and $3.53 billion. This estimate reflects an anticipated decline in our U.S. Generic Pharmaceuticals segment driven by a decline in the U.S. Generics Base portfolio partially offset by growth in our Sterile Injectables and new launch revenues; a decline in our U.S. Branded Pharmaceuticals segment resulting from the annualization of the loss of exclusivity for VOLTAREN® Gel and FROVA®, our previously announced decision to voluntarily withdraw OPANA® ER from the market and the continued decline in the legacy pain portfolio, partially offset by the growth of XIAFLEX® and other products within our Specialty Products portfolio; the divestiture of the Litha and Somar businesses in the second half of 2017 and competitive pressures in our International Pharmaceuticals segment. The Company anticipates improved margins in 2017 driven by product rationalization in our U.S. Generic Pharmaceuticals segment and targeted cost reductions in selling, general and administrative expenses. We will continue to invest in XIAFLEX® and other core products to position the Company for long-term success. There can be no assurance that we will achieve these results.
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
Revenues. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues to external customers:
U.S. Generic Pharmaceuticals	$496,654	$533,691	$1,781,949	$1,682,439
U.S. Branded Pharmaceuticals	233,803	279,843	729,150	876,998
International Pharmaceuticals (1)	56,430	70,801	189,119	209,324
Total net revenues to external customers	$786,887	$884,335	$2,700,218	$2,768,761
__________

(1)
Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada, Latin America and, prior to the sale of Litha on July 3, 2017, South Africa.

U.S. Generic Pharmaceuticals. The following table displays the significant components of our U.S. Generic Pharmaceuticals revenues to external customers for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Generic Pharmaceuticals:
U.S. Generics Base (1)	$192,333	$263,431	$647,415	$941,955
Sterile Injectables	174,982	136,966	486,928	386,900
New Launches and Alternative Dosages (2)	129,339	133,294	647,606	353,584
Total U.S. Generic Pharmaceuticals	$496,654	$533,691	$1,781,949	$1,682,439
__________

(1)	U.S. Generics Base includes solid oral-extended release, solid oral-immediate release and pain/controlled substances products.

(2)
New Launches and Alternative Dosages includes liquids, semi-solids, patches, powders, ophthalmics, sprays and new product launches. Products are included in New Launches during the calendar year of launch and the subsequent calendar year such that the period of time any product will be considered a New Launch will range from thirteen to twenty-four months. Subsequent to this thirteen to twenty-four month period that revenues are considered New Launches, these product revenues will be reflected as either U.S. Generics Base or Sterile Injectables, or will remain as an Alternative Dosage. New Launches contributed $49.3 million and $383.1 million of revenues for the three and nine months ended September 30, 2017, respectively, compared to $50.3 million and $111.4 million of revenues in the comparable 2016 periods.

Net sales of U.S. Generics Base for the three and nine months ended September 30, 2017 decreased 27% to $192.3 million and decreased 31% to $647.4 million, respectively, from the comparable 2016 periods. Continued competitive pressure on commoditized generic products and the impact of product rationalization actions resulting from the 2016 U.S. Generic Pharmaceuticals restructuring initiative resulted in revenue decreases for both the three and nine months ended September 30, 2017.
Net sales of Sterile Injectables for the three and nine months ended September 30, 2017 increased 28% to $175.0 million and increased 26% to $486.9 million, respectively, from the comparable 2016 periods. The increases for both the three and nine months ended September 30, 2017 were primarily attributable to net sales of VASOSTRICT® and ADRENALIN®. VASOSTRICT® is the first and, currently, the only vasopressin injection with a New Drug Application (NDA) approved by the FDA. Its sales were $105.7 million and $300.6 million for the three and nine months ended September 30, 2017, up from $91.8 million and $248.9 million in the comparable 2016 periods, with the change driven by increases in both volume and price.
Net sales of New Launches and Alternative Dosages for the three and nine months ended September 30, 2017 decreased 3% to $129.3 million and increased 83% to $647.6 million, respectively, from the comparable 2016 periods. The decrease for the three months ended September 30, 2017 was primarily attributable to lower prices as a result of competitive pressure on certain products within Alternative Dosages, offset by favorable changes in the competitive market for certain products in this category.

Included within this portfolio’s revenues for the nine months ended September 30, 2017 are ezetimibe tablets and quetiapine ER tablets, both of which are first-to-file products launched in the fourth quarter of 2016. Combined net sales for these two products for the nine months ended September 30, 2017 totaled $253.3 million. The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expired in the second quarter of 2017. As a result, combined revenues for these products began to decline significantly during the second quarter of 2017 and continued to decline into the third quarter of 2017. The remaining increases in net sales of New Launches and Alternative Dosages for the nine months ended September 30, 2017 were primarily attributable to the launch of new injectables during the first half of 2017 and Alternative Dosages, driven by favorable changes in the competitive market for certain products in this category. As of September 30, 2017, our U.S. Generic Pharmaceuticals segment had approximately 200 products in its pipeline, which included approximately 110 Abbreviated New Drug Applications (ANDAs) that were pending with the U.S. Food and Drug Administration. Of the 110 ANDAs, approximately 40 represented potential first-to-file or first-to-market opportunities. We periodically review our generic products pipeline in order to better direct investment toward those opportunities that we expect to deliver the greatest returns. This process can lead to decisions to discontinue certain R&D projects that may reduce the number of products in our previously reported generic pipeline.
U.S. Branded Pharmaceuticals. The following table displays the significant components of our U.S. Branded Pharmaceuticals revenues to external customers for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Specialty Products:
XIAFLEX®	$52,511	$47,695	$152,113	$134,159
SUPPRELIN® LA	20,638	19,392	63,468	57,855
Other Specialty (1)	40,634	35,298	113,407	100,240
Total Specialty Products	$113,783	$102,385	$328,988	$292,254
Established Products:
OPANA® ER	$14,756	$36,834	$82,056	$120,058
PERCOCET®	31,349	33,881	93,183	103,182
VOLTAREN® Gel	19,102	18,993	53,646	82,030
LIDODERM®	12,851	19,704	37,705	66,455
Other Established (2)	41,962	68,046	133,572	213,019
Total Established Products	$120,020	$177,458	$400,162	$584,744
Total U.S. Branded Pharmaceuticals (3)	$233,803	$279,843	$729,150	$876,998
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray, and AVEED®.

(2)	Products included within Other Established include, but are not limited to, TESTIM® and FORTESTA® Gel, including the authorized generic.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2017 or 2016.

Specialty Products
Net sales of XIAFLEX® for the three and nine months ended September 30, 2017 increased 10% to $52.5 million and increased 13% to $152.1 million, respectively, from the comparable 2016 periods. The increases for both the three and nine months ended September 30, 2017 were primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX® as well as price.
Net sales of SUPPRELIN® LA for the three and nine months ended September 30, 2017 increased 6% to $20.6 million and increased 10% to $63.5 million, respectively, from the comparable 2016 periods. The increases for both the three and nine months ended September 30, 2017 were primarily attributable to price increases, partially offset by decreased volume.
Net sales of Other Specialty Products for the three and nine months ended September 30, 2017 increased 15% to $40.6 million and increased 13% to $113.4 million, respectively, from the comparable 2016 periods, driven by increased net sales of NASCOBAL® Nasal Spray, TESTOPEL® and AVEED®, which all benefited from increased prices and, in the case of AVEED®, improved volume.
Established Products
Net sales of OPANA® ER for the three and nine months ended September 30, 2017 decreased 60% to $14.8 million and decreased 32% to $82.1 million, respectively, from the comparable 2016 periods. Through September 1, 2017, net sales continued to be impacted by competing generic versions of OPANA® ER and market declines. Additionally, as further described above, we ceased shipments of OPANA® ER to customers by September 1, 2017, which had an adverse effect on the revenues and results of operations of our U.S. Branded Pharmaceuticals segment during the three and nine months ended September 30, 2017.

Net sales of PERCOCET® for the three and nine months ended September 30, 2017 decreased 7% to $31.3 million and decreased 10% to $93.2 million, respectively, from the comparable 2016 periods. The decreases for both the three and nine months ended September 30, 2017 were primarily attributable to volume decreases, partially offset by price increases.
Net sales of VOLTAREN® Gel for the three and nine months ended September 30, 2017 increased 1% to $19.1 million and decreased 35% to $53.6 million, respectively, from the comparable 2016 periods. The decrease for the nine months ended September 30, 2017 was primarily attributable to the March 2016 launch of Amneal Pharmaceuticals LLC’s generic equivalent of VOLTAREN® Gel and our launch of the authorized generic of VOLTAREN® Gel in July 2016. Subject to FDA approval, it is possible one or more additional competing generic products could potentially enter the market, which could negatively impact future sales of VOLTAREN® Gel.
Net sales of LIDODERM® for the three and nine months ended September 30, 2017 decreased 35% to $12.9 million and decreased 43% to $37.7 million, respectively, from the comparable 2016 periods. The decreases for both the three and nine months ended September 30, 2017 were primarily attributable to volume decreases resulting from generic competition.
Net sales of Other Established Products for the three and nine months ended September 30, 2017 decreased 38% to $42.0 million and decreased 37% to $133.6 million, respectively, from the comparable 2016 periods. Net sales for both the three and nine months ended September 30, 2017 were negatively impacted by volume decreases resulting from generic competition and certain other factors, as well as the divestiture of STENDRA® in the third quarter of 2016.
International Pharmaceuticals. Revenues from our International Pharmaceuticals segment for the three and nine months ended September 30, 2017 decreased 20% to $56.4 million and decreased 10% to $189.1 million, respectively, from the comparable 2016 periods. The decreases for both the three and nine months ended September 30, 2017 were primarily attributable to the divestiture of Litha in July 2017. Additionally impacting the decrease for the nine months ended September 30, 2017 was lower volumes across certain of the international markets in which we operate. We expect this segment’s revenues to continue to decline due to the second-half 2017 divestitures of Litha and Somar, which are described in more detail in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted income from continuing operations before income tax. The following table displays our Adjusted income from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted income from continuing operations before income tax:
U.S. Generic Pharmaceuticals	$236,767	$228,717	$832,232	$655,453
U.S. Branded Pharmaceuticals	123,754	131,615	380,841	422,816
International Pharmaceuticals	17,434	22,077	47,128	64,446
Total segment adjusted income from continuing operations before income tax	$377,955	$382,409	$1,260,201	$1,142,715
U.S. Generic Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2017 increased 4% to $236.8 million and increased 27% to $832.2 million, respectively, from the comparable 2016 periods.
The increase for the three months ended September 30, 2017 was primarily attributable to a reduction in operating expenses, including decreases in both Selling, general and administrative and R&D expenses, as well as a favorable shift in the mix of revenues. These increases were partially offset by the reduction in total revenues as described above.
The increase for the nine months ended September 30, 2017 was primarily attributable to increases to gross margins, primarily due to the fourth quarter 2016 launch of ezetimibe tablets and quetiapine ER tablets, as well as revenue increases related to Sterile Injectables. Gross margin improved and overall costs also declined due to product rationalization actions resulting from the 2016 U.S. Generic Pharmaceuticals restructuring.
U.S. Branded Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2017 decreased 6% to $123.8 million and decreased 10% to $380.8 million, respectively, from the comparable 2016 periods. Amounts were negatively impacted during both the three and nine months ended September 30, 2017 as a result of decreased revenues related to generic competition and the divestiture of STENDRA® in the third quarter of 2016. During the three months ended September 30, 2017, the impact of targeted cost reductions associated with our previously announced restructuring initiatives partially offset the impact of these decreased revenues.

The decrease for the nine months ended September 30, 2017 attributable to reduced revenues was partially offset by targeted cost reductions in Selling, general and administrative expenses associated with our previously announced restructuring initiatives, as well as the reduction to research and development costs described above.
International Pharmaceuticals. Adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2017 decreased 21% to $17.4 million and decreased 27% to $47.1 million, respectively, from the comparable 2016 periods. The decreases for both the three and nine months ended September 30, 2017 were primarily attributable to the July 3, 2017 divestiture of Litha.
The table below provides reconciliations of our consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total consolidated loss from continuing operations before income tax	$(127,796)	$(145,311)	$(1,058,647)	$(518,254)
Interest expense, net	127,521	112,184	361,267	340,896
Corporate unallocated costs (1)	33,035	46,939	114,655	133,037
Amortization of intangible assets	161,413	211,548	615,490	636,061
Inventory step-up and certain manufacturing costs that will be eliminated pursuant to integration plans	66	14,208	281	111,787
Upfront and milestone payments to partners	775	1,770	6,952	5,875
Separation benefits and other cost reduction initiatives (2)	80,693	9,782	127,977	70,412
Impact of VOLTAREN® Gel generic competition	—	—	—	(7,750)
Certain litigation-related and other contingencies, net (3)	(12,352)	18,256	(14,016)	28,715
Asset impairment charges (4)	94,924	93,504	1,023,930	263,080
Acquisition-related and integration items (5)	16,641	19,476	31,711	80,201
Loss on extinguishment of debt	—	—	51,734	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	3,005	(114)	(2,922)	1,558
Other, net	30	167	1,789	(2,903)
Total segment adjusted income from continuing operations before income tax	$377,955	$382,409	$1,260,201	$1,142,715
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $19.8 million and $41.3 million, accelerated depreciation of $59.8 million and $60.2 million, other charges of $1.1 million and $18.5 million related primarily to the 2017 U.S. Generics Pharmaceuticals restructuring initiative during the three and nine months ended September 30, 2017, respectively, and charges to increase excess inventory reserves of $7.9 million during the nine months ended September 30, 2017. Amounts during the three and nine months ended September 30, 2016 include decreases of excess inventory reserves of $9.0 million and increases of excess inventory reserves of $24.3 million, respectively, primarily related to the 2016 U.S. Generic Pharmaceuticals restructuring initiative. The adjustment for the three months ended September 30, 2016 resulted from the sell-through of certain inventory previously reserved. In addition, employee separation costs of $14.8 million and $30.0 million and other restructuring costs of $3.9 million and $16.1 million were recorded for the three and nine months ended September 30, 2016, respectively. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our material restructuring initiatives.

(3)
Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)
Amounts primarily relate to charges to write down goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as charges to write down certain property, plant and equipment as further described in Note 6. Fair Value Measurements and Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(5)
Amounts during the three and nine months ended September 30, 2017 include costs directly associated with previous acquisitions of $1.2 million and $8.1 million, respectively, and charges due to changes in fair value of contingent consideration of $15.4 million and $23.6 million, respectively. Amounts during the three and nine months ended September 30, 2016 include costs directly associated with previous acquisitions of $7.9 million and $55.4 million, respectively, and charges due to changes in fair value of contingent consideration of $11.6 million and $24.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, contingent liabilities, vaginal mesh liability payments and debt service payments. The Company’s working capital was $154.4 million at September 30, 2017 compared to a working capital deficit of $45.3 million at December 31, 2016. The amounts at September 30, 2017 and December 31, 2016 include restricted cash and cash equivalents of $354.9 million and $276.0 million, respectively, held in QSFs. Although the amounts in QSFs are included in working capital, these amounts are required to be used for mesh product liability settlement agreements that are expected to be paid to qualified claimants within the next twelve months.
Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $738.4 million at September 30, 2017 compared to $517.3 million at December 31, 2016.
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
We may need to obtain additional funding to repay our outstanding indebtedness, for our future operational needs or for future transactions. We have historically had broad access to financial markets that provide liquidity; however, we cannot be certain that funding will be available on terms acceptable to us, or at all. Any issuances of equity securities or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact net income per share in future periods. An acquisition may be accretive or dilutive and, by its nature, involves numerous risks and uncertainties. As a result of acquisition efforts, if any, we are likely to experience significant charges to earnings for merger and related expenses (whether or not the acquisitions are consummated) that may include transaction costs, closure costs or costs of restructuring activities.
Borrowings. At September 30, 2017, the Company’s indebtedness includes a credit agreement with combined outstanding borrowings of $3,406.5 million and additional availability of approximately $995.9 million under the revolving credit facility.
The credit agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with the Company’s affiliates. As of September 30, 2017, we were in compliance with all such covenants.
At September 30, 2017, the Company’s indebtedness includes senior notes with aggregate principal amounts totaling $5.0 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. All but one series of these notes are senior unsecured obligations of the Company’s subsidiaries that are party to the applicable indenture governing such notes and are issued or guaranteed on a senior unsecured basis, as applicable, by the subsidiaries of Endo International plc that also guarantee our credit agreement, except for a de minimis amount of the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes. The 5.875% Senior Secured Notes due 2024 are senior secured obligations of the Company’s subsidiaries that are party to the indenture governing such notes and are issued or guaranteed on a senior secured basis by Endo International plc and its subsidiaries that also guarantee our credit agreement.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for similar indentures. The negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets or enter into certain transactions with affiliates. As of September 30, 2017, we were in compliance with all covenants.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B2 with a stable outlook and B with a stable outlook, respectively.

Working capital. The components of our working capital and our liquidity at September 30, 2017 and December 31, 2016 are below (dollars in thousands):

	September 30, 2017	December 31, 2016
Total current assets	$2,196,479	$2,589,459
Less: total current liabilities	(2,042,121)	(2,634,745)
Working capital	$154,358	$(45,286)
Current ratio	1.1:1	-1.0:1
Net working capital increased by $199.6 million from December 31, 2016 to September 30, 2017. This increase reflects the favorable impact to net current assets resulting from operations during the nine months ended September 30, 2017. In addition, the April 2017 refinancing reduced the principal amount of debt maturing in 2017 by $86.4 million, which had the effect of increasing working capital. We also sold Litha in the third quarter of 2017, which resulted in an increase to working capital of $29.4 million. These increases during the nine months ended September 30, 2017 were partially offset by the unfavorable impact of mesh-related product liability charges, net of related reclassification adjustments from current to non-current liabilities, of $447.7 million, purchases of property, plant and equipment of $94.1 million, payments for deferred financing fees of $57.4 million and the elimination of a $24.1 million current deferred charge related to the adoption of ASU 2016-16, which was recorded as an adjustment to retained earnings.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$424,062	$443,377
Investing activities	(69,802)	178,866
Financing activities	(135,353)	(334,511)
Effect of foreign exchange rate	3,686	1,497
Movement in cash held for sale	(1,450)	—
Net increase in cash and cash equivalents	$221,143	$289,229
Net cash provided by operating activities. Net cash provided by operating activities was $424.1 million for the nine months ended September 30, 2017 compared to $443.4 million of net cash provided by operating activities in the comparable 2016 period.
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
The $19.3 million decrease in Net cash provided by operating activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily the result of a $707.3 million federal income tax refund received during the second quarter of 2016 and increased payments to partners during the nine months ended September 30, 2017 resulting from sales of ezetimibe tablets, which launched during the fourth quarter of 2016 and contributed to the $124.9 million decrease in accrued royalties and other distribution partner payables.
These decreases period-over-period were partially offset by increased cash receipts generated by net sales of ezetimibe tablets and quetiapine ER tablets, which launched in the fourth quarter of 2016 and contributed to the $460.7 million decrease in Accounts receivable. Cash outlays for mesh settlements decreased $354.8 million during the nine months ended September 30, 2017 compared to the same period in 2016. In addition, as a result of continued generic competition on certain legacy branded products and the discontinuation of certain generic products resulting from the 2016 U.S. Generic Pharmaceuticals restructuring initiative, cash outlays for customer rebates and chargebacks decreased during the nine months ended September 30, 2017 compared to 2016.
Net cash (used in) provided by investing activities. Net cash used in investing activities was $69.8 million for the nine months ended September 30, 2017 compared to $178.9 million provided by investing activities in the comparable 2016 period.

This $248.7 million fluctuation in cash used in investing activities for the nine months ended September 30, 2017 compared to the comparable 2016 period relates primarily to $623.1 million paid into QSFs for mesh settlements during the nine months ended September 30, 2017, an increase of $35.3 million from the comparable 2016 period. In addition, there was $545.4 million of cash released from the QSFs for mesh settlements during nine months ended September 30, 2017, a decrease of $352.9 million from the comparable 2016 period. Cash payments into QSFs result in a cash outflow for investing activities. Cash releases from QSFs result in a cash inflow for investing activities and a corresponding outflow for cash provided by (used in) operating activities. Payments related to our QSFs are further described in Note 11. Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Partially offsetting the activity described above was an increase in net proceeds from the sales of business and other assets of $89.4 million, including the sale of Litha in July 2017. In addition, prior year activity included acquisitions, net of cash acquired of $30.4 million and payments for patent acquisition costs and license fees of $19.2 million, neither of which had comparable activity during nine months ended September 30, 2017.
Net cash used in financing activities. Net cash used in financing activities was $135.4 million for the nine months ended September 30, 2017 compared to $334.5 million used in financing activities in the comparable 2016 period.
Items contributing to the $199.2 million decrease in cash used in financing activities for the nine months ended September 30, 2017 compared to the same 2016 period include an increase in proceeds from issuance of term loans of $3,415.0 million, an increase in proceeds from issuance of notes of $300.0 million and a decrease in payments of revolving debt of $225.0 million, partially offset by an increase in principal payments on term loans of $3,646.4 million, an increase in payments for deferred financing fees of $56.9 million and an increase in payments for contingent consideration of $39.9 million.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, certain actions taken by us which may impact the availability of our products, asset impairment charges, litigation-related charges, restructuring costs, including separation benefits, business combination transaction costs, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of business combinations. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
Contractual Obligations. As of September 30, 2017, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, except for:

•	debt issuances and repayments, which are described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

•	mesh-related obligations, which are described in Note 11. Commitments and Contingencies.
The mesh-related amount we previously reported in our contractual obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 represents contractual payments for mesh-related liability settlements pursuant to MSAs that had been executed as of the effective date of the disclosure, reflecting the earliest date that a settlement payment could be due and the largest amount that could be due on that date. The previously reported amount, determined as of December 31, 2016, was $674.1 million, all of which was reported as a 2017 obligation. As further described in Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we increased our mesh-related liability accrual during the nine months ended September 30, 2017. As an update to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we currently estimate that our total remaining mesh-related cash obligation, net of QSF balances, is approximately $835 million, of which we expect to pay approximately $71 million in 2017, $513 million in 2018 and $251 million in 2019.
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

As further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as a result of the various interim goodwill tests performed during the nine months ended September 30, 2017, the Company recorded pre-tax, non-cash goodwill impairment charges relating to our Paladin, Branded and Somar reporting units of $82.6 million, $180.4 million and $25.7 million, respectively. A 50 basis point increase in the assumed discount rate utilized or a 50 basis point decrease in the annual growth rate would have increased our Paladin reporting unit goodwill impairment charge by approximately $20 million and $10 million, respectively. A 50 basis point increase in the assumed discount rate utilized or a 10% reduction of annual cash flows used in testing the Branded reporting unit would have increased our Branded reporting unit goodwill impairment charge by approximately $100 million and $300 million, respectively. The Somar goodwill impairment charge represented the remaining carrying amount.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, refer to Note 2. Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with our term loan and revolving credit facilities. At September 30, 2017, our variable-rate debt borrowings related to our term loan facilities and had an aggregate principal amount of $3.4 billion. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus London Interbank Offered Rate (LIBOR), in certain cases subject to a LIBOR floor. A hypothetical 1% increase in LIBOR over the LIBOR floor would result in $34.1 million in incremental annual interest expense related to our variable-rate debt borrowings.
To the extent we utilize amounts under our revolving credit facilities or take on additional variable rate indebtedness, including the impact of our April 2017 refinancing described in Note 10. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we will be exposed to additional interest rate risk.
As of September 30, 2017 and December 31, 2016, we had no other assets or liabilities with significant interest rate sensitivity.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated into this Part II, Item 1 by reference.
Item 1A.    Risk Factors
For a discussion of our risk factors, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and the information in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Reports on Form 10-Q for the three months ended June 30, 2017. There have been no material changes in our risk factors from those described in our Annual Report or our Quarterly Reports, except as set forth below.
If generic manufacturers use litigation and regulatory means to obtain approval for generic or compounded versions of our branded drugs, our sales may suffer.
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
Various generic manufacturers have filed ANDAs seeking FDA approval for generic or compounded versions of certain of our key pharmaceutical products, including but not limited to LIDODERM®, both formulations of OPANA® ER, AVEED® and MEGACE ES®. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. In the case of LIDODERM® and MEGACE ES®, we no longer have patent protection in the markets where we sell these products. Our revenues from LIDODERM® have been negatively affected by Actavis’s September 2013 launch and Mylan’s August 2015 launch of their lidocaine patch 5%, generic versions of LIDODERM®, and we anticipate that these revenues could decrease further should one or more additional generic versions launch. We also believe it is likely that generic manufacturers may file ANDAs in the future seeking FDA approval or may use other means to seek FDA approval for generic or compounded versions of other of our key pharmaceutical products. With respect to OPANA® ER, AVEED® and other branded pharmaceutical products, it has been and continues to be our practice to vigorously defend and pursue all available legal and regulatory avenues in defense of the intellectual property rights protecting our products. Despite our efforts to defend our products, litigation is inherently uncertain, and we cannot predict the timing or outcome of our efforts. If we are not successful in defending our intellectual property rights or opt to settle, or if a product’s marketing exclusivity rights expire or become otherwise unenforceable, our competitors could ultimately launch generic or compounded versions of our products, which would likely cause sales and revenues of the affected products to decline rapidly and materially, could significantly decrease our revenues, could require us to write off a portion or all of the intangible assets associated with the affected product and could have a material adverse effect on our business, results of operations, financial condition and cash flows as well as our share price. For a complete description of the related legal proceedings, see Note 11. Commitments and Contingencies of the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a result, there are currently ongoing legal proceedings brought by us and/or our subsidiaries, and in certain cases our third party partners, against manufacturers seeking FDA approval for generic or compounded versions of our products.

We may be the subject of product liability claims, other significant litigation matters, government investigations or product recalls, and we may be unable to obtain or maintain insurance adequate to cover potential liabilities.
Our business exposes us to significant potential risk from product liability claims, other significant litigation matters, government investigations or product recalls, including, but not limited to, such matters associated with the testing, manufacturing, marketing and sale of our products. We have been in the past, and continue to be, subject to various product liability cases, other litigations and government investigations. For example, we, along with other manufacturers of prescription opioid medications, recently have been the subject of lawsuits and have received subpoenas and other requests for information from various state and local government agencies regarding the sales and marketing of opioid medications. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity, loss of revenues and disruption of business as a result of product liability claims or other litigation matters. Some plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical and/or medical device companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs’ attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation, including using judgments against other pharmaceutical companies in a product liability or mass tort litigation as an advertising tool. Thus, we could expect that any significant product liability or mass tort litigation in which we are a defendant will have a larger number of plaintiffs than such actions have seen historically and we could expect to see an increase in number of cases filed against us because of the increasing use of widespread and media-varied advertising. Furthermore, a ruling against other pharmaceutical companies in product liability or mass tort litigation in which we are not a defendant could have a negative impact on pending litigation where we are a defendant. In addition, it may be necessary for us to voluntarily or mandatorily recall or withdraw products that do not meet approved specifications or which subsequent data demonstrate may be unsafe or ineffective or misused. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. If we are found liable on a product liability claim or series of claims, defaults could be declared under our debt agreements, we could suffer reputational damage, and we could incur losses, any of which could materially and adversely impact our business, financial condition, results of operations and cash flows.
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
There is additional uncertainty surrounding the healthcare insurance coverage mandate that went into effect in the U.S. in 2015 and continued into 2016. Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. Further, if the Trump Administration takes steps to limit or end cost-sharing subsidies to lower-income Americans, the insurance marketplace will face additional instability and the number of uninsured Americans will likely increase.  These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies, or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could materially and adversely affect the sales of our products, our business and results of operations.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2017.
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

ENDO INTERNATIONAL PLC
(Registrant)

/s/ PAUL V. CAMPANELLI
Name:	Paul V. Campanelli
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2017

Exhibit Index

Exhibit No.	Description

10.1*
Fifth Amendment, dated July 19, 2017, to the Supply and Manufacturing Agreement, dated as of November 23, 1998 (as amended and in effect), by and among Endo Pharmaceuticals Inc., Endo Ventures Limited and Teikoku Seiyaku Co., Ltd. / Teikoku Pharma USA, Inc. (filed herewith)

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

101
The following materials from Endo International plc’s Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended