Form 10-Q
period 2018-03-31
Endo International plc
filed 2018-05-08
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of May 1, 2018:	223,790,900

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and as otherwise enumerated herein, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$980,412	$986,605
Restricted cash and cash equivalents	335,858	320,453
Accounts receivable	460,019	517,436
Inventories, net	376,650	391,437
Prepaid expenses and other current assets	46,734	43,098
Income taxes receivable	8,781	12,048
Total current assets	$2,208,454	$2,271,077
MARKETABLE SECURITIES	3,294	1,456
PROPERTY, PLANT AND EQUIPMENT, NET	511,227	523,971
GOODWILL	4,056,854	4,450,082
OTHER INTANGIBLES, NET	4,102,704	4,317,684
DEFERRED INCOME TAXES	7	11,582
OTHER ASSETS	51,205	59,728
TOTAL ASSETS	$10,933,745	$11,635,580
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$953,195	$1,096,825
Current portion of legal settlement accrual	1,098,819	1,087,793
Current portion of long-term debt	34,205	34,205
Income taxes payable	1,380	2,086
Total current liabilities	$2,087,599	$2,220,909
DEFERRED INCOME TAXES	42,581	43,131
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,237,487	8,242,032
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	142,059	210,450
OTHER LIABILITIES	431,112	434,178
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' (DEFICIT) EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both March 31, 2018 and December 31, 2017	49	48
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 223,783,675 and 223,331,706 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	8,807,406	8,791,170
Accumulated deficit	(8,598,952)	(8,096,539)
Accumulated other comprehensive loss	(215,618)	(209,821)
Total shareholders' (deficit) equity	$(7,093)	$484,880
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$10,933,745	$11,635,580
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
TOTAL REVENUES	$700,527	$1,037,600
COSTS AND EXPENSES:
Cost of revenues	403,598	668,962
Selling, general and administrative	166,667	177,240
Research and development	38,646	43,009
Litigation-related and other contingencies, net	(2,500)	936
Asset impairment charges	448,416	203,962
Acquisition-related and integration items	6,835	10,880
OPERATING LOSS FROM CONTINUING OPERATIONS	$(361,135)	$(67,389)
INTEREST EXPENSE, NET	123,990	111,999
OTHER INCOME, NET	(2,878)	(2,037)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(482,247)	$(177,351)
INCOME TAX EXPENSE (BENEFIT)	15,491	(11,928)
LOSS FROM CONTINUING OPERATIONS	$(497,738)	$(165,423)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(7,751)	(8,405)
NET LOSS	$(505,489)	$(173,828)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(2.23)	$(0.74)
Discontinued operations	(0.03)	(0.04)
Basic	$(2.26)	$(0.78)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(2.23)	$(0.74)
Discontinued operations	(0.03)	(0.04)
Diluted	$(2.26)	$(0.78)
WEIGHTED AVERAGE SHARES:
Basic	223,521	223,014
Diluted	223,521	223,014
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018		2017
NET LOSS		$(505,489)		$(173,828)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) arising during the period	$—		$(346)
Less: reclassification adjustments for gain realized in net loss	—	—	—	(346)
Net unrealized (loss) gain on foreign currency:
Foreign currency translation (loss) gain arising during the period	$(5,797)		$15,134
Less: reclassification adjustments for loss realized in net loss	—	(5,797)	—	15,134
OTHER COMPREHENSIVE (LOSS) INCOME		$(5,797)		$14,788
COMPREHENSIVE LOSS		$(511,286)		$(159,040)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(505,489)	$(173,828)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	191,590	286,855
Inventory step-up	66	115
Share-based compensation	17,890	19,493
Amortization of debt issuance costs and discount	5,025	7,064
Deferred income taxes	11,615	(35,610)
Change in fair value of contingent consideration	6,835	6,184
Asset impairment charges	448,416	203,962
Gain on sale of business and other assets	(2,416)	(2,337)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	39,710	310,564
Inventories	4,791	3,033
Prepaid and other assets	15,668	13,543
Accounts payable, accrued expenses and other liabilities	(187,426)	(482,716)
Income taxes payable/receivable	2,571	11,441
Net cash provided by operating activities	$48,846	$167,763
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding capitalized interest	(24,874)	(27,202)
Capitalized interest payments	(751)	—
Proceeds from sale of business and other assets, net	13,350	16,217
Other investing activities	(3,322)	—
Net cash used in investing activities	$(15,597)	$(10,985)
FINANCING ACTIVITIES:
Principal payments on term loans	(8,538)	(27,625)
Principal payments on other indebtedness	(1,283)	(1,269)
Payments for contingent consideration	(11,947)	(23,203)
Payments of tax withholding for restricted shares	(1,642)	(1,097)
Net cash used in financing activities	$(23,410)	$(53,194)
Effect of foreign exchange rate	(627)	1,483
Movement in cash held for sale	—	(8,553)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$9,212	$96,514
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,311,014	805,180
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,320,226	$901,694
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$66,108	$243,344
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$50,636	$247,530
Other cash distributions for mesh legal settlements	$4,547	$1,224
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for purchases of property, plant and equipment	$1,491	$1,178
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2018 and the results of our operations and our cash flows for the periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2017 was derived from audited financial statements.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Certain prior period amounts have been reclassified to conform to the current period presentation as a result of our fourth-quarter 2017 adoption of Accounting Standards Update (ASU) No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash” (ASU 2016-18). The table below presents the effects of ASU 2016-18 on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 (in thousands):

	Prior to Adoption	Impact of Adoption	Subsequent to Adoption
Net cash provided by operating activities	$167,763	$—	$167,763
Net cash used in investing activities	(7,121)	(3,864)	(10,985)
Net cash used in financing activities	(53,194)	—	(53,194)
Effect of foreign exchange rate	1,444	39	1,483
Movement in cash held for sale	(8,553)	—	(8,553)
Net change (1)	$100,339	$(3,825)	$96,514
Beginning-of-period balance (2)	517,250	287,930	805,180
End-of-period balance (2)	$617,589	$284,105	$901,694
__________

(1)
This line refers to the “Net increase in cash and cash equivalents” prior to the adoption of ASU 2016-18 and the “Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents” after the adoption.

(2)
These lines refer to the beginning or end of period amounts of “Cash and cash equivalents” prior to the adoption of ASU 2016-18 and the beginning or end of period amounts of “Cash, cash equivalents, restricted cash and restricted cash equivalents” after the adoption.

Additionally, the information in this Quarterly Report on Form 10-Q has been retrospectively recast to reflect the change in reportable segments referenced in Note 5. Segment Results.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies Updated since December 31, 2017
Significant changes to our significant accounting policies since December 31, 2017 are detailed below. For additional discussion of the Company’s significant accounting policies, see Note 2. Summary of Significant Accounting Policies in the Consolidated Financial Statements, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018.

Revenue Recognition. The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective method for all revenue-generating contracts, including modifications thereto, that were not completed contracts at the date of adoption. For further discussion of the impact of adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of March 31, 2018” section below. ASC 606 applies to contracts with commercial substance that establish the payment terms and each party’s rights regarding the goods or services to be transferred, to the extent collection of substantially all of the related consideration is probable. Under ASC 606, we recognize revenue for contracts meeting these criteria when (or as) we satisfy our performance obligations for such contracts by transferring control of the underlying promised goods or services to our customers. The amount of revenue we recognize reflects our estimate of the consideration we expect to be entitled to receive, subject to certain constraints, in exchange for such goods or services. This amount is referred to as the transaction price.
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order and invoice the customer upon shipment. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, distribution service agreement (DSA) and other fees for services, returns and allowances. The Company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable components and the most likely amount method when estimating the amount of variable consideration to include in the transaction price with respect to future potential milestone payments that do not qualify for the sales- and usage-based royalty exception. Variable consideration is included in the transaction price only to the extent that it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved. Payment terms for these types of contracts generally fall within 30 to 90 days of invoicing. Our most significant components of variable consideration are further described below. Our estimates for these components are based on factors such as historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors.
Returns and Allowances. Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period of time both subsequent to and, in certain cases, prior to the product’s expiration date. Our return policy generally allows customers to receive credit for expired products within six months prior to expiration and within one year after expiration. Our provision for returns and allowances consists of our estimates for future product returns, pricing adjustments and delivery errors.
Rebates. Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:

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
Chargebacks. We market and sell products to both: (i) direct customers including wholesalers, distributors, warehousing pharmacy chains and other direct purchasing groups and (ii) indirect customers including independent pharmacies, non-warehousing chains, managed-care organizations, group purchasing organizations and government entities. We enter into agreements with certain of our indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. Such credit is called a chargeback.

New Significant Accounting Policies Added since December 31, 2017
Contract Assets and Contract Liabilities. Contract assets represent the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time including, for example, the entity’s future performance. The Company records revenue and a corresponding contract asset when it fulfills a contractual performance obligation, but must also fulfill one or more additional performance obligations before being entitled to payment. Once the Company’s right to consideration becomes unconditional, the contract asset amount is reclassified as Accounts receivable.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer. The Company records a contract liability generally upon receipt of consideration in advance of fulfilling one or more of its contractual performance obligations. Upon completing the corresponding performance obligation, the contract liability amount is reversed and revenue is recognized.
Contract assets and liabilities related to rights and obligations arising from a single contract, or a series of contracts combined and accounted for as a single contract, are generally presented on a net basis. Contract assets and liabilities are further described in Note 9. Contract Assets and Liabilities.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2018
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance requires lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on the Company’s consolidated results of operations and financial position.
In February 2018, the FASB issued ASU No. 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-02 on the Company’s consolidated results of operations and financial position.
Recent Accounting Pronouncements Adopted or Otherwise Effective as of March 31, 2018
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which was subsequently amended and supplemented by several additional ASUs including:

•
ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” (issued in August 2015), which deferred the effective date of ASU 2014-09 by one year, such that ASU 2014-09 became effective for Endo for annual and interim reporting periods beginning after December 15, 2017;

•
ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)” (issued in March 2016), which clarified the guidance on reporting revenue as a principal versus agent;

•
ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (issued in April 2016), which clarified the guidance on identifying performance obligations and accounting for intellectual property licenses; and

•
ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (issued in May 2016 and December 2016, respectively), which amended certain narrow aspects of Topic 606.

These ASUs have generally been codified in Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers”, and are collectively referred to herein as ASC 606. ASC 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (ASC 605), and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which entities expect to be entitled in exchange for those goods or services.

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all revenue-generating contracts, including modifications thereto, that were not completed contracts at the date of adoption. Under the modified retrospective method, results beginning on January 1, 2018 are presented under ASC 606, while the comparative prior period results continue to be presented under ASC 605 based on the accounting standards originally in effect for such periods. As a result of adopting ASC 606, the Company recorded a net decrease of $3.1 million to its accumulated deficit at January 1, 2018, representing the cumulative impact of adopting ASC 606.
The current period impact of adoption on our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets is as follows (in thousands):

	Three Months Ended March 31, 2018
Statement of Operations:	Amounts reported under ASC 606	Amounts assuming continued application of ASC 605	Effect of adoption of ASC 606 (1)
Total revenues	$700,527	$702,674	$(2,147)
Cost of revenues	$403,598	$405,326	$(1,728)
Loss from continuing operations	$(497,738)	$(497,319)	$(419)
Net loss	$(505,489)	$(505,070)	$(419)
Net loss per share—Basic:
Continuing operations	$(2.23)	$(2.22)	$—
Total basic	$(2.26)	$(2.26)	$—
Net loss per share—Diluted:
Continuing operations	$(2.23)	$(2.22)	$—
Total diluted	$(2.26)	$(2.26)	$—
__________

(1)	Amounts may not add due to rounding.

	At March 31, 2018
Balance Sheet:	Amounts reported under ASC 606	Amounts assuming continued application of ASC 605	Effect of adoption of ASC 606
Assets:
Inventories, net	$376,650	$383,603	$(6,953)
Prepaid expenses and other current assets	$46,734	$38,446	$8,288
Other assets	$51,205	$50,193	$1,012
Liabilities:
Accounts payable and accrued expenses	$953,195	$953,505	$(310)
Shareholders' (deficit) equity:
Accumulated deficit	$(8,598,952)	$(8,601,609)	$2,657
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

NOTE 3. DISCONTINUED OPERATIONS AND DIVESTITURES
Astora
The Company’s Astora business ceased business operations on March 31, 2016. The operating results of Astora are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Litigation-related and other contingencies, net	$—	$210
Loss from discontinued operations before income taxes	$(7,751)	$(12,897)
Income tax benefit	$—	$(4,492)
Discontinued operations, net of tax	$(7,751)	$(8,405)
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $7.8 million and $8.4 million for the three months ended March 31, 2018 and 2017, respectively, and the impact of cash activity related to vaginal mesh cases, which is further described in Note 12. Commitments and Contingencies. There was no net cash used in discontinued investing activities related to Astora during the three months ended March 31, 2018 or 2017. There was no depreciation or amortization during the three months ended March 31, 2018 or 2017 related to Astora.
Litha
During the fourth quarter of 2016, the Company initiated a process to sell its Litha Healthcare Group Limited and related Sub-Sahara African business assets (Litha) and, on February 27, 2017, the Company entered into a definitive agreement to sell Litha to Acino Pharma AG (Acino). The sale closed on July 3, 2017 and the Company received net cash proceeds of approximately $94.2 million, after giving effect to cash and net working capital purchase price adjustments, as well as a short-term receivable of $4.4 million, which was subsequently collected in October 2017. No additional gain or loss was recognized upon sale. However, in December 2017, Acino became obligated to pay $10.1 million of additional consideration to the Company related to the settlement of certain contingencies set forth in the purchase agreement, which was subsequently paid to the Company in January 2018. In December 2017, the Company recorded a short-term receivable and a gain on the sale of Litha for this amount. The gain was recorded in Other income, net in the Condensed Consolidated Statements of Operations. The purchase agreement contains an additional contingency that could result in a decrease in the purchase price of up to $26 million as a result of additional payments to Acino, which would result in a loss on the sale. This contingency is expected to be resolved by June 30, 2018. Litha was part of the Company’s International Pharmaceuticals segment. Litha does not meet the requirements for treatment as a discontinued operation.
Somar
On June 30, 2017, the Company entered into a definitive agreement to sell Grupo Farmacéutico Somar, S.A.P.I. de C.V. (Somar) and all of the securities thereof, to AI Global Investments (Netherlands) PCC Limited acting for and on behalf of the Soar Cell (the Purchaser). The sale closed on October 25, 2017 and the Purchaser paid an aggregate purchase price of approximately $124 million in cash, after giving effect to estimated cash, debt and net working capital purchase price adjustments. The Company recognized a $1.3 million loss upon sale. Somar was part of the Company’s International Pharmaceuticals segment. Somar does not meet the requirements for treatment as a discontinued operation.
NOTE 4. RESTRUCTURING
January 2017 Restructuring Initiative
On January 26, 2017, the Company announced a restructuring initiative implemented as part of its ongoing organizational review (the January 2017 Restructuring Initiative). This restructuring was intended to further integrate, streamline and optimize the Company’s operations by aligning certain corporate and research and development (R&D) functions with its recently restructured U.S. generics and U.S. branded business units in order to create efficiencies and cost savings. As part of this restructuring, the Company undertook certain cost reduction initiatives, including a reduction of approximately 90 positions of its workforce, primarily related to corporate and branded R&D functions in Malvern, Pennsylvania and Chestnut Ridge, New York, a streamlining of general and administrative expenses, an optimization of commercial spend and a refocusing of research and development efforts.

The Company did not incur any pre-tax charges during the three months ended March 31, 2018 as a result of the January 2017 Restructuring Initiative. During the three months ended March 31, 2017, the Company incurred total pre-tax charges of approximately $15.5 million related to employee separation and other benefit-related costs. Of the total charges incurred, $6.9 million are included in the U.S. Branded - Specialty & Established Pharmaceuticals segment, $5.2 million are included in Corporate unallocated costs and $3.4 million are included in the U.S. Generic Pharmaceuticals segment. These charges are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative. Substantially all cash payments were made by the end of 2017 and substantially all of the actions associated with this restructuring were completed by the end of April 2017.
2017 U.S. Generic Pharmaceuticals Restructuring Initiative
On July 21, 2017, the Company announced that after completing a comprehensive review of its manufacturing network, the Company would be ceasing operations and closing its manufacturing and distribution facilities in Huntsville, Alabama (the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative). The closure of the facilities is expected to occur by the end of 2018. Employee separation, retention and certain other employee benefit-related costs are expensed ratably over the requisite service period. Other costs including, but not limited to, contract termination fees and product technology transfer costs, are expensed as incurred.
As a result of the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative, the Company incurred pre-tax charges of $27.7 million during the three months ended March 31, 2018. The expenses consisted of charges relating to accelerated depreciation of $17.1 million, employee separation, retention and other benefit-related costs of $3.8 million, asset impairment charges of $2.6 million and certain other charges of $4.2 million. These charges are included in the U.S. Generic Pharmaceuticals segment. Accelerated depreciation and employee separation, retention and other benefit-related costs are included in Cost of revenues. Certain other charges are included in both Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur approximately $22 million of additional pre-tax restructuring-related expenses related to this initiative, which primarily relate to accelerated depreciation and employee separation, retention and other benefit-related costs. Substantially all cash payments are expected to be made by the end of the third quarter in 2019.
The liability related to the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative is primarily included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the three months ended March 31, 2018 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2018	$22,975	$1,610	$24,585
Expenses	3,812	1,134	4,946
Cash distributions	(8,767)	(2,744)	(11,511)
Liability balance as of March 31, 2018	$18,020	$—	$18,020
January 2018 Restructuring Initiative
In January 2018, the Company initiated a restructuring initiative that included a reorganization of its U.S. Generic Pharmaceuticals segment’s research and development network, a further simplification of the Company’s manufacturing networks and a company-wide unification of certain corporate functions (the January 2018 Restructuring Initiative).
As a result of the January 2018 Restructuring Initiative, the Company expects total related pre-tax charges of approximately $28 million, including total estimated cash outlays of approximately $26 million, substantially all of which will be paid by March 31, 2019. The estimated restructuring charges consist of employee separation, retention and other benefit-related costs of approximately $24 million and certain other charges of approximately $4 million. Employee separation, retention and certain other employee benefit-related costs are expensed ratably over the requisite service period. Other costs are expensed as incurred.
As a result of the January 2018 Restructuring Initiative, the Company incurred pre-tax charges of $22.9 million during the three months ended March 31, 2018. The expenses primarily consisted of employee separation, retention and other benefit-related costs of $21.9 million and certain other charges of $1.0 million. Of the total charges incurred, $10.2 million are included in the U.S. Generic Pharmaceuticals segment, $5.2 million are included in Corporate unallocated costs, $3.8 million are included in the U.S. Branded - Sterile Injectables segment, $3.0 million are included in the International Pharmaceuticals segment and $0.7 million are included in the U.S. Branded - Specialty & Established Pharmaceuticals segment. Employee separation, retention and other benefit-related costs are included in Cost of revenues, Selling, general and administrative and Research and development expenses in the Condensed Consolidated Statements of Operations. Certain other charges are primarily included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative. Substantially all cash payments are expected to be made by the end of the first quarter in 2019.

The liability related to the January 2018 Restructuring Initiative is primarily included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the three months ended March 31, 2018 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2018	$—	$650	$650
Expenses	21,897	1,298	23,195
Cash distributions	(4,783)	(54)	(4,837)
Liability balance as of March 31, 2018	$17,114	$1,894	$19,008
NOTE 5. SEGMENT RESULTS
As of January 1, 2018, we made changes to our reportable segments. Following these changes, the four reportable business segments in which we operate are: (1) U.S. Branded - Specialty & Established Pharmaceuticals, (2) U.S. Branded - Sterile Injectables, (3) U.S. Generic Pharmaceuticals and (4) International Pharmaceuticals. Previously, we had three reportable segments: (1) U.S. Generic Pharmaceuticals, (2) U.S. Branded Pharmaceuticals and (3) International Pharmaceuticals. The updates to our reportable segments were made based on first quarter 2018 changes to the way we manage and evaluate our business.
Our new U.S. Branded - Sterile Injectables segment consists of our sterile injectables product portfolio, which was previously part of our former U.S. Generic Pharmaceuticals segment. Our new U.S. Generic Pharmaceuticals segment represents the remainder of our former U.S. Generic Pharmaceuticals segment. Additionally, our former U.S. Branded Pharmaceuticals segment has been renamed “U.S. Branded - Specialty & Established Pharmaceuticals.”
Our segments reflect the level at which the chief operating decision maker regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
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
Certain of the corporate expenses incurred by the Company are not attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of the Company’s segments. The Company’s consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of its segments less these unallocated corporate items.
U.S. Branded - Specialty & Established Pharmaceuticals
Our U.S. Branded - Specialty & Established Pharmaceuticals segment includes a variety of branded prescription products to treat and manage conditions in urology, urologic oncology, endocrinology, pain and orthopedics. The products in this segment include XIAFLEX®, SUPPRELIN® LA, TESTOPEL®, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, VOLTAREN® Gel, LIDODERM®, OPANA® ER, TESTIM® and FORTESTA® Gel, among others.
U.S. Branded - Sterile Injectables
Our U.S. Branded - Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ephedrine sulfate injection and neostigmine methylsulfate injection, among others.
U.S. Generic Pharmaceuticals
Our U.S. Generic Pharmaceuticals segment consists of a differentiated product portfolio including solid oral extended-release, solid oral immediate-release, abuse-deterrent products, liquids, semi-solids, patches, powders, ophthalmics and sprays and includes products in the pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others.

International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin Labs Inc. (Paladin). This segment’s key products serve growing therapeutic areas, including attention deficit hyperactivity disorder (ADHD), pain, women’s health and oncology. This segment also included: (i) our South African Litha business, which was sold in July 2017, and (ii) our Latin American Somar business, which was sold in October 2017.
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net revenues from external customers:
U.S. Branded - Specialty & Established Pharmaceuticals	$200,235	$250,159
U.S. Branded - Sterile Injectables	215,854	172,168
U.S. Generic Pharmaceuticals	249,240	549,815
International Pharmaceuticals (1)	35,198	65,458
Total net revenues from external customers	$700,527	$1,037,600
Adjusted income from continuing operations before income tax:
U.S. Branded - Specialty & Established Pharmaceuticals	$93,814	$129,492
U.S. Branded - Sterile Injectables	169,445	126,467
U.S. Generic Pharmaceuticals	74,280	215,132
International Pharmaceuticals	13,718	14,882
Total segment adjusted income from continuing operations before income tax	$351,257	$485,973
__________

(1)
Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada and, prior to the sale of Litha on July 3, 2017 and Somar on October 25, 2017, South Africa and Latin America.

There were no material revenues from external customers attributed to an individual country outside of the United States during any of the periods presented. There were no material tangible long-lived assets in an individual country other than the United States as of March 31, 2018 or December 31, 2017.
The table below provides reconciliations of our consolidated Loss from continuing operations before income tax, which is determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP), to our total segment adjusted income from continuing operations before income tax for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Total consolidated loss from continuing operations before income tax	$(482,247)	$(177,351)
Interest expense, net	123,990	111,999
Corporate unallocated costs (1)	52,460	47,468
Amortization of intangible assets	157,172	263,134
Inventory step-up	66	115
Upfront and milestone payments to partners	1,332	3,095
Separation benefits and other cost reduction initiatives (2)	48,987	22,670
Certain litigation-related and other contingencies, net (3)	(2,500)	936
Asset impairment charges (4)	448,416	203,962
Acquisition-related and integration items (5)	6,835	10,880
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,514)	(2,694)
Other, net	(740)	1,759
Total segment adjusted income from continuing operations before income tax	$351,257	$485,973
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $25.2 million and $20.8 million for the three months ended March 31, 2018 and 2017, respectively. Other amounts for the three months ended March 31, 2018 include accelerated depreciation of $17.1 million, charges to increase excess inventory reserves of $2.4 million and other charges of $4.3 million, each of which related primarily to our restructuring initiatives. During the three months ended March 31, 2017 there were other restructuring costs of $1.9 million. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies.

(4)
Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles as well as charges to write down certain property, plant and equipment as further described in Note 6. Fair Value Measurements.

(5)
During the three months ended March 31, 2018 and 2017, there were charges due to changes in the fair value of contingent consideration of $6.8 million and $6.2 million, respectively. Additionally, during the three months ended March 31, 2017 there were costs directly associated with previous acquisitions of $4.7 million.

Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
The Company disaggregates its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2018	2017
U.S. Branded - Specialty & Established Pharmaceuticals:
Specialty Products:
XIAFLEX®	$57,141	$49,525
SUPPRELIN® LA	20,577	19,181
Other Specialty (1)	34,197	36,028
Total Specialty Products	$111,915	$104,734
Established Products:
PERCOCET®	$31,976	$30,945
VOLTAREN® Gel	11,317	14,274
OPANA® ER	—	35,718
Other Established (2)	45,027	64,488
Total Established Products	$88,320	$145,425
Total U.S. Branded - Specialty & Established Pharmaceuticals (3)	$200,235	$250,159
U.S. Branded - Sterile Injectables:
VASOSTRICT®	$113,725	$99,158
ADRENALIN®	29,740	6,097
Other Sterile Injectables (4)	72,389	66,913
Total U.S. Branded - Sterile Injectables (3)	$215,854	$172,168
Total U.S. Generic Pharmaceuticals (5)	$249,240	$549,815
Total International Pharmaceuticals (6)	$35,198	$65,458
Total Revenues	$700,527	$1,037,600
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray and AVEED®.

(2)	Products included within Other Established include, but are not limited to, LIDODERM®, TESTIM® and FORTESTA® Gel, including the authorized generics.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2018 or 2017.

(4)	Products included within Other Sterile Injectables include, but are not limited to, APLISOL®, ephedrine sulfate injection and neostigmine methylsulfate injection.

(5)
The U.S. Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three months ended March 31, 2017, combined sales of ezetimibe tablets and quetiapine ER tablets, for which we lost temporary marketing exclusivity during the second quarter of 2017, made up 19% of consolidated total revenue. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.

(6)
The International Pharmaceuticals segment, which accounted for 5% and 6% of consolidated total revenues during the three months ended March 31, 2018 and 2017, respectively, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin Labs, Inc. (Paladin). This segment also included: (i) our South African business, which was sold in July 2017 and consisted of Litha and certain assets acquired from Aspen Holdings in October 2015 and (ii) our Latin American business consisting of Somar, which was sold in October 2017.

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
At March 31, 2018 and December 31, 2017, the Company had combined restricted cash and cash equivalents of $339.8 million and $324.4 million, respectively, of which $335.9 million and $320.5 million, respectively, are classified as current assets and reported in our Condensed Consolidated Balance Sheets as Restricted cash and cash equivalents. The remaining amounts, which are classified as non-current assets, are reported in our Condensed Consolidated Balance Sheets as Other assets. Approximately $330.0 million and $313.8 million of our restricted cash and cash equivalents are held in qualified settlement funds (QSFs) for mesh-related matters at March 31, 2018 and December 31, 2017, respectively. See Note 12. Commitments and Contingencies for further information relating to the vaginal mesh liability.
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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$692,745	$—	$—	$692,745
Time deposits	—	209,820	—	209,820
Equity securities	3,294	—	—	3,294
Total	$696,039	$209,820	$—	$905,859
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$55,537	$55,537
Acquisition-related contingent consideration—long-term	—	—	113,750	113,750
Total	$—	$—	$169,287	$169,287

	Fair Value Measurements at Reporting Date using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$439,831	$—	$—	$439,831
Time deposits	—	303,410	—	303,410
Equity securities	1,456	—	—	1,456
Total	$441,287	$303,410	$—	$744,697
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$70,543	$70,543
Acquisition-related contingent consideration—long-term	—	—	119,899	119,899
Total	$—	$—	$190,442	$190,442
At March 31, 2018 and December 31, 2017, money market funds include $58.3 million and $35.6 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 12. Commitments and Contingencies for further discussion of our product liability cases. The differences between the amortized cost and fair value of our money market funds and equity securities were not material, individually or in the aggregate, at March 31, 2018 or December 31, 2017, nor were any of the related gross unrealized gains or losses.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning of period	$190,442	$262,113
Amounts settled	(27,767)	(34,091)
Changes in fair value recorded in earnings	6,835	6,184
Effect of currency translation	(223)	185
End of period	$169,287	$234,391

At March 31, 2018, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10% to 22% (weighted average rate of approximately 15%). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the three months ended March 31, 2018 by acquisition (in thousands):

	Balance as of December 31, 2017	Fair Value Adjustments and Accretion	Payments and Other	Balance as of March 31, 2018
Auxilium acquisition	$13,061	$58	$(1,844)	$11,275
Lehigh Valley Technologies, Inc. acquisitions	63,001	(1,576)	(15,024)	46,401
VOLTAREN® Gel acquisition	98,124	8,147	(10,623)	95,648
Other	16,256	206	(499)	15,963
Total	$190,442	$6,835	$(27,990)	$169,287
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Three Months Ended March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangible assets, excluding goodwill (Note 8)	$—	$—	$178,142	$(54,200)
Certain property, plant and equipment (1)	—	—	—	(3,216)
Total	$—	$—	$178,142	$(57,416)
__________

(1)	Amount includes $2.6 million related to the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative, which is described further in Note 4. Restructuring.
Additionally, the Company recorded aggregate goodwill impairment charges during the three months ended March 31, 2018 of $391.0 million. Refer to Note 8. Goodwill and Other Intangibles for further description, including the valuation methodologies utilized.
NOTE 7. INVENTORIES
Inventories consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Raw materials (1)	$124,420	$124,685
Work-in-process (1)	93,000	109,897
Finished goods (1)	159,230	156,855
Total	$376,650	$391,437
__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At March 31, 2018 and December 31, 2017, $18.4 million and $17.1 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Company’s Condensed Consolidated Balance Sheets included approximately $7.9 million and $5.9 million, respectively, of capitalized pre-launch inventories related to generic products that were not yet available to be sold.

NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2018 were as follows (in thousands):

	U.S. Branded - Specialty & Established Pharmaceuticals	U.S. Branded - Sterile Injectables	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2017	$828,818	$—	$3,531,301	$89,963	$4,450,082
Allocation to current segments (1)	—	2,731,193	(2,731,193)	—	—
Effect of currency translation	—	—	—	(2,228)	(2,228)
Goodwill impairment charges	—	—	(391,000)	—	(391,000)
Goodwill as of March 31, 2018	$828,818	$2,731,193	$409,108	$87,735	$4,056,854
__________

(1)
This allocation relates to the change in segments described in Note 5. Segment Results. The amount of goodwill initially attributed to the new U.S. Branded - Sterile Injectables and U.S. Generic Pharmaceuticals segments was determined using a relative fair value methodology in accordance with U.S. GAAP.

The carrying amounts of goodwill at March 31, 2018 and December 31, 2017 are net of the following accumulated impairments (in thousands):

	U.S. Branded - Specialty & Established Pharmaceuticals	U.S. Branded - Sterile Injectables	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2017	$855,810	$—	$2,342,549	$463,545	$3,661,904
Accumulated impairment losses as of March 31, 2018	$855,810	$—	$2,733,549	$451,858	$4,041,217
Other Intangible Assets
Changes in the amount of other intangible assets for the three months ended March 31, 2018 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2017	Acquisitions	Impairments	Effect of Currency Translation	Balance as of March 31, 2018
Indefinite-lived intangibles:
In-process research and development	$347,200	$—	$(40,600)	$—	$306,600
Total indefinite-lived intangibles	$347,200	$—	$(40,600)	$—	$306,600
Finite-lived intangibles:
Licenses (weighted average life of 12 years)	$457,402	$—	$—	$—	$457,402
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 11 years)	6,187,764	—	(13,600)	(6,737)	6,167,427
Total finite-lived intangibles (weighted average life of 11 years)	$6,651,575	$—	$(13,600)	$(6,737)	$6,631,238
Total other intangibles	$6,998,775	$—	$(54,200)	$(6,737)	$6,937,838

Accumulated amortization:	Balance as of December 31, 2017	Amortization	Impairments	Effect of Currency Translation	Balance as of March 31, 2018
Finite-lived intangibles:
Licenses	$(370,221)	$(7,087)	$—	$—	$(377,308)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(2,304,461)	(150,085)	—	3,129	(2,451,417)
Total other intangibles	$(2,681,091)	$(157,172)	$—	$3,129	$(2,835,134)
Net other intangibles	$4,317,684				$4,102,704

Amortization expense for the three months ended March 31, 2018 and 2017 totaled $157.2 million and $263.1 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2017 is as follows (in thousands):

2018	$596,239
2019	$504,032
2020	$466,965
2021	$448,867
2022	$435,074
Impairments
Endo tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of October 1st.
As part of our goodwill and intangible asset impairment assessments, we estimate the fair values of our reporting units and our intangible assets using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. These estimates of future cash flows involve assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, tax rates, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows are based on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Condensed Consolidated Statements of Operations.
A summary of significant goodwill and other intangible asset impairment tests and related charges for the three months ended March 31, 2018 and 2017 is included below.
Our first quarter 2018 change in segments described in Note 5. Segment Results resulted in changes to our reporting units for goodwill impairment testing purposes, including the creation of a new U.S. Branded - Sterile Injectables reporting unit, which was previously part of our Generics reporting unit. As a result of these changes, under U.S. GAAP, we tested the goodwill of the former Generics reporting unit immediately before the segment realignment and the goodwill of both the new U.S. Branded - Sterile Injectables and U.S. Generic Pharmaceuticals reporting units immediately after the segment realignment. These goodwill tests were performed using an income approach that utilizes a discounted cash flow model. The results of these goodwill impairment tests were as follows:

•	The former Generics reporting unit’s estimated fair value (determined using a discount rate of 9.5%) exceeded its carrying amount, resulting in no related goodwill impairment charge.

•
The new U.S. Branded - Sterile Injectables reporting unit’s estimated fair value (determined using a discount rate of 9.5%) exceeded its carrying amount, resulting in no related goodwill impairment charge.

•
The new U.S. Generic Pharmaceuticals reporting unit’s carrying amount exceeded its estimated fair value (determined using a discount rate of 9.5%), resulting in a pre-tax non-cash goodwill impairment charge of $391.0 million.

During the three months ended March 31, 2018, the Company identified certain market conditions impacting the recoverability of certain in-process research and development and developed technology intangible assets. Accordingly, we tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $54.2 million during the first quarter of 2018.
During the three months ended March 31, 2017, the Company identified certain market conditions impacting the recoverability of certain developed technology intangible assets. Accordingly, we tested these assets for impairment and determined that their carrying amounts were no longer fully recoverable, resulting in pre-tax, non-cash asset impairment charges totaling $72.7 million during the first quarter of 2017.
Pursuant to an existing agreement with a wholly owned subsidiary of Novartis AG (Novartis), Paladin licensed the Canadian rights to commercialize serelaxin, an investigational drug for the treatment of acute heart failure (AHF). In March 2017, Novartis announced that a Phase 3 study of serelaxin in patients with AHF failed to meet its primary endpoints. As a result, we concluded that the full carrying amount of our serelaxin in-process research and development intangible asset was impaired, resulting in a $45.5 million pre-tax non-cash impairment charge for the three months ended March 31, 2017.

In addition and as a result of the serelaxin impairment discussed above, we assessed the recoverability of our Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its carrying amount. We recorded a pre-tax, non-cash asset impairment charge of $82.6 million during the three months ended March 31, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. We estimated the fair value of the Paladin reporting unit using an income approach that utilized a discounted cash flow model.
NOTE 9. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At March 31, 2018, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered product. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
Certain of our other revenue-generating contracts, including license and collaboration agreements, may result in contract assets and/or contract liabilities. For example, we may recognize contract liabilities upon receipt of certain upfront and milestone payments from customers when there are remaining performance obligations.
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	March 31, 2018	January 1, 2018	$ Change	% Change
Contract assets, net (1)	$9,300	$11,287	$(1,987)	(18)%
Contract liabilities, net (2)	$20,483	$20,954	$(471)	(2)%
__________

(1)
At March 31, 2018 and January 1, 2018, approximately $8.3 million and $8.2 million, respectively, of these contract asset amounts are classified as current assets and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as non-current and are included in Other assets. The decrease in contract assets during the three months ended March 31, 2018 was primarily due to a reclassification to accounts receivable following the resolution of certain conditions other than the passage of time affecting the Company’s rights to consideration for the sale of certain goods.

(2)
At March 31, 2018 and January 1, 2018, approximately $1.8 million and $1.9 million, respectively, of these contract liability amounts are classified as current liabilities and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as non-current and are included in Other liabilities. During the three months ended March 31, 2018, the Company recognized revenue of $0.5 million that was included in the contract liability balance at January 1, 2018, resulting in a corresponding decrease in contract liabilities.

During the three months ended March 31, 2018, we recognized a reduction in revenue of $3.3 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts payable	$87,235	$85,348
Returns and allowances	293,840	291,034
Rebates	131,623	168,333
Chargebacks	6,245	14,604
Accrued interest	64,785	130,257
Accrued payroll and related benefits	79,956	113,908
Accrued royalties and other distribution partner payables	59,607	63,114
Acquisition-related contingent consideration—short-term	55,537	70,543
Other	174,367	159,684
Total	$953,195	$1,096,825

NOTE 11. DEBT
The following table presents information about the Company’s total indebtedness at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.91%	$400,000	$391,454	7.91%	$400,000	$390,974
5.75% Senior Notes due 2022	6.04%	700,000	693,248	6.04%	700,000	692,855
5.375% Senior Notes due 2023	5.62%	750,000	742,388	5.62%	750,000	742,048
6.00% Senior Notes due 2023	6.28%	1,635,000	1,614,269	6.28%	1,635,000	1,613,446
5.875% Senior Secured Notes due 2024	6.14%	300,000	295,647	6.14%	300,000	295,513
6.00% Senior Notes due 2025	6.27%	1,200,000	1,181,773	6.27%	1,200,000	1,181,243
Term Loan B Facility Due 2024	5.46%	3,389,388	3,352,858	5.46%	3,397,925	3,360,103
Other debt	1.50%	55	55	1.50%	55	55
Total long-term debt, net		$8,374,443	$8,271,692		$8,382,980	$8,276,237
Less current portion, net		34,205	34,205		34,205	34,205
Total long-term debt, less current portion, net		$8,340,238	$8,237,487		$8,348,775	$8,242,032
The senior unsecured notes are unsecured and effectively subordinated in right of priority to our credit agreement (the 2017 Credit Agreement) and our senior secured notes, in each case to the extent of the value of the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $7.3 billion and $7.5 billion at March 31, 2018 and December 31, 2017, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
We have $996.8 million of remaining credit available through our Revolving Credit Facility as of March 31, 2018. As of March 31, 2018, we were in compliance with all covenants contained in our credit agreement.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Investigations
We and certain of our subsidiaries are involved in various claims, legal proceedings, internal and governmental investigations (collectively, proceedings) that arise from time to time in the ordinary course of our business, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection and commercial matters. While we cannot predict the outcome of these proceedings and we intend to vigorously prosecute or defend our position as appropriate, there can be no assurance that we will be successful or obtain any requested relief, and an adverse outcome in any of these proceedings could have a material adverse effect on our current and future financial position, results of operations and cash flows. Matters that are not being disclosed herein are, in the opinion of our management, immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows. If and when such matters, in the opinion of our management, become material either individually or in the aggregate, we will disclose such matters.
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

As of March 31, 2018, our reserve for loss contingencies totaled $1,240.9 million, of which $1,032.0 million relates to our liability accrual for vaginal mesh cases and other mesh-related matters. During the fourth quarter of 2017, the Company recorded a total increase to its legal reserves of approximately $200 million related to testosterone-related product liability matters and LIDODERM®-related antitrust matters, which reflects the Company’s conclusion that a loss is probable with respect to these matters. The reserve for LIDODERM®-related matters includes an estimated loss for, among other matters, settlement of all remaining claims filed against EPI in multidistrict litigation (MDL) No. 2521, which is further discussed below under the heading “Other Antitrust Matters.” The testosterone-related reserve includes an estimated loss for, among other matters, all testosterone-related product liability cases filed in MDL No. 2545 and in other courts. These cases are further discussed below under the heading “Product Liability and Related Matters.” Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability and Related Matters
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various U.S. federal and state courts, as well as in Canada and other countries, alleging personal injury resulting from the use of certain products of our subsidiaries. These and other related matters are described below in more detail.
Vaginal Mesh. Since 2008, we and certain of our subsidiaries, including American Medical Systems Holdings, Inc. (subsequently converted to Astora Women’s Health Holding LLC and merged into Astora Women’s Health LLC and referred to herein as AMS) and/or Astora, have been named as defendants in multiple lawsuits in the U.S. in various state and federal courts (including a federal MDL pending in the U.S. District Court for the Southern District of West Virginia (MDL No. 2325)), and in Canada and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). In January 2018, a representative proceeding (class action) was filed in the Federal Court of Australia against American Medical Systems, LLC. In the various class action and individual complaints, plaintiffs claim a variety of personal injuries, including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.
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

The following table presents the changes in the QSFs and mesh liability accrual balance during the three months ended March 31, 2018 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of January 1, 2018	$313,814	$1,087,172
Additional charges	—	—
Cash contributions to Qualified Settlement Funds	66,108	—
Cash distributions to settle disputes from Qualified Settlement Funds	(50,636)	(50,636)
Cash distributions to settle disputes	—	(4,547)
Other	734	—
Balance as of March 31, 2018	$330,020	$1,031,989
As of March 31, 2018, $899.9 million of the mesh liability accrual amount shown above is classified in the Current portion of the legal settlement accrual in the Condensed Consolidated Balance Sheets, with the remainder classified as Long-term legal settlement accrual, less current portion. Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
To date, the Company has made total mesh liability payments of approximately $3.0 billion, $330.0 million of which remains in the QSFs as of March 31, 2018. We expect to fund into the QSFs the remaining payments under all settlement agreements during the remainder of 2018 and 2019. As the funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
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
As of May 1, 2018, we were aware of approximately 1,300 testosterone cases (some of which may have been filed on behalf of multiple plaintiffs) pending against one or more of our subsidiaries. Many of these cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2545). In addition, there are cases pending against EPI and/or Auxilium in the Philadelphia Court of Common Pleas (PCCP) and in certain other state courts.
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

In February 2018, counsel for plaintiffs and counsel for Auxilium and EPI signed a memorandum of understanding regarding a potential settlement, subject to certain contingencies and conditions. The MDL court subsequently entered case management orders directing that proceedings involving these parties be temporarily stayed so that the parties may devote their efforts to finalizing a master settlement agreement. Similarly, in March 2018, orders were entered in the PCCP temporarily staying the testosterone-related product liability proceedings involving these parties. A fourth quarter 2017 increase to the Company’s legal reserves included, among other things, an estimated loss for all testosterone-related product liability claims filed in MDL No. 2545 and in other courts. Although the Company believes it has appropriately estimated the probable total amount of loss associated with testosterone-related product liability matters as of the date of this report, it is reasonably possible that further claims may be filed or asserted and adjustments to our liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a petition for damages against certain of our subsidiaries, including EPI, and more than 50 other pharmaceutical companies in Louisiana state court (19th Judicial District) alleging that the defendants or their subsidiaries marketed products that were not approved by the FDA and seeking damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the district court entered judgment for defendants on their exception for no right of action. The State appealed, and in October 2016 the Louisiana First Circuit Court of Appeals reversed the dismissal as to the State’s Medicaid Assistance Program Integrity Law (MAPIL) and Louisiana Unfair Trade Practices Act (LUTPA) claims but affirmed the dismissal as to the State’s other claims. The State’s petition for rehearing was denied in December 2016. Both sides applied to the Louisiana Supreme Court for a writ of certiorari to review the First Circuit’s decision. Those writs were denied in March 2017. In May 2017, defendants filed exceptions for no cause of action in the district court. In August 2017, the court sustained defendants’ exception as to the MAPIL claim but overruled defendants’ exception as to the LUTPA claim. The State then filed a motion seeking reconsideration with respect to the MAPIL claim, and defendants filed a motion for clarification with respect to the court’s ruling on the LUTPA claim. In October 2017, the court denied the State’s motion and entered final judgment against the State with respect to the MAPIL claim. The court also granted defendants’ motion for clarification and dismissed the State’s LUTPA claim insofar as it sought civil penalties for alleged violations occurring before June 2, 2006. In October 2017, defendants applied for a supervisory writ to the Louisiana First Circuit Court of Appeals on the district court’s August 2017 order overruling defendants’ exception on the State’s LUTPA claim. In March 2018, defendants refiled the writ application after the court instructed the defendants to do so.
In March 2017, the State of Mississippi filed a complaint against our subsidiary EPI in Mississippi state court (Hinds County Chancery Court) alleging that EPI marketed products that were not approved by the FDA and seeking damages, penalties, attorneys’ fees, costs and other relief under various causes of action. In April 2017, EPI removed the case to the U.S. District Court for the Southern District of Mississippi. In May 2017, the State moved to remand the case to state court, and that motion was granted in October 2017. In November 2017, EPI filed a motion to dismiss the State’s complaint on various grounds. In January 2018, the State filed a motion for leave to amend its complaint. In February 2018, following an unopposed motion by the State, the court consolidated the State’s case against EPI with five substantially similar cases brought by the State against other defendants. The consolidation is solely for purposes of coordinated pretrial proceedings and discovery, not for trial. In March 2018, the court signed an Agreed Order dismissing EPI and granting the State leave to file a first amended complaint. The first amended complaint names our subsidiary Generics International (US), Inc. (Generics) as the defendant. In April 2018, Generics moved to dismiss on various grounds.
We will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred.

Opioid-Related Matters
Since 2014, multiple U.S. states, counties, other governmental persons or entities and private plaintiffs have filed suit against our subsidiaries Endo Health Solutions Inc. (EHSI) and EPI, in some instances the Company and/or our subsidiaries Par Pharmaceutical, Inc. (PPI), Vintage Pharmaceuticals, LLC and/or Generics Bidco I, LLC, and/or various other manufacturers, distributors and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of May 1, 2018, the cases of which we were aware include, but are not limited to, approximately 10 cases filed by states; approximately 780 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 50 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; and approximately 20 cases filed by individuals. We will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred.
Many of these cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In March 2018, the U.S. Department of Justice (DOJ) filed a statement of interest in the case, and in April 2018 it filed a motion to participate in settlement discussions and as a friend of the court. In April 2018, the MDL Court issued a scheduling order permitting motions to dismiss addressing threshold legal issues in certain cases, setting a trial date of March 2019 for three cases originally filed in the Northern District of Ohio, and establishing certain other deadlines and procedures.
Other cases remain pending in various state courts. In some jurisdictions, such as Connecticut, Illinois, New York and Pennsylvania, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. Some state courts have allowed discovery to begin.
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
In September 2017, the Department of Justice for the State of Oregon and the Office of the Attorney General for the Commonwealth of Massachusetts issued CIDs to EHSI and EPI on behalf of a multistate group which we understand currently includes the District of Columbia and the following additional states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Iowa, Kansas, Maine, Maryland, Michigan, Minnesota, Nebraska, Nevada, New York, North Carolina, North Dakota, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. Our subsidiaries are currently cooperating with this investigation. We understand that these CIDs superseded prior subpoenas and/or CIDs issued by certain of the foregoing states.
Other states are conducting their own investigations outside of the multistate group. These states include New Hampshire (subpoenas received by EPI in August 2015 and December 2017); New Jersey (subpoena received by EPI in March 2017); Washington (CID received by the Company, EHSI and EPI in August 2017); Indiana (CID received by EHSI and EPI in November 2017); Montana (CID received by EHSI and EPI in January 2018); Alaska (CID received by EPI in February 2018); and South Carolina (CID received by EHSI and EPI in February 2018). We are cooperating with these investigations.
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
Generic Drug Pricing Matters
In December 2014, our subsidiary Par Pharmaceuticals received a grand jury subpoena from the Antitrust Division of the DOJ issued by the U.S. District Court for the Eastern District of Pennsylvania. The subpoena requested documents and information focused primarily on product and pricing information relating to Par’s authorized generic version of Lanoxin (digoxin) oral tablets and Par’s generic doxycycline products, and on communications with competitors and others regarding those products. Par is cooperating with the investigation.

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
In December 2016, the Attorney General for the State of Connecticut, leading a coalition of 20 state attorneys general, filed a complaint in the U.S. District Court for the District of Connecticut alleging price-fixing and other anticompetitive conduct with respect to doxycycline hyclate delayed release and glyburide against certain manufacturers of those products. The Company and its subsidiaries were not named in that complaint, or in an amended complaint filed on behalf of 40 states in March 2017, or in a separate lawsuit filed by four more states and the District of Columbia in the same court in July 2017. In August 2017, the state cases were transferred to MDL No. 2724. In October 2017, the state plaintiffs filed a motion for leave to (1) consolidate their two cases, (2) add Alaska and the Commonwealth of Puerto Rico as plaintiffs and (3) assert additional claims against existing and new defendants. The proposed amended complaint would add new allegations and claims against 14 new defendants, including our subsidiary Par Pharmaceutical Companies, Inc. (subsequently renamed Endo Generics Holding, Inc. but referred to as Par in this Commitments and Contingencies note), relating to 13 additional products. As to our subsidiary, the proposed amended complaint alleges anticompetitive conduct with respect to doxycycline monohydrate. The proposed amended complaint also alleges that the defendants engaged in an overarching conspiracy to restrain trade across the generic pharmaceutical industry and seeks to hold all defendants, including our subsidiary, jointly and severally liable for harm caused by alleged anticompetitive activity concerning the 15 drugs at issue. The proposed amended complaint seeks declaratory and injunctive relief, disgorgement and other equitable relief, compensatory and treble damages, civil penalties, costs and attorneys’ fees. Defendants have opposed the states’ motion for leave to file their proposed consolidated amended complaint, and the court has not yet ruled on the issue.
In January 2018, The Kroger Co., Albertsons Companies, LLC, and H.E. Butt Grocery Company LP filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against PPI, as well as numerous other manufacturers of generic pharmaceuticals, alleging anticompetitive conduct relating to thirty separate generic pharmaceutical products, including seven products allegedly manufactured by PPI: digoxin, doxycycline hyclate, doxycycline monohydrate, divalproex ER, propranolol, baclofen and amitriptyline hydrochloride. The complaint alleges an overarching conspiracy among all named defendants to engage in price-fixing for all thirty products, as well as product-specific conspiracies relating to each individual product, in violation of federal antitrust law. The complaint seeks monetary damages, including treble damages, attorneys’ fees and injunctive relief.
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
Other Antitrust Matters
Beginning in November 2013, multiple direct and indirect purchasers of LIDODERM® filed a number of cases against our subsidiary EPI and co-defendants Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. (collectively, Teikoku), and Actavis plc and certain of its subsidiaries (collectively, Actavis), which was subsequently acquired by Teva Pharmaceuticals Industries Ltd and its subsidiaries from Allergan plc. Plaintiffs generally alleged that EPI, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent) and other patents. Some complaints also alleged that Teikoku wrongfully listed the ‘529 patent in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as related to LIDODERM®, that EPI and Teikoku commenced sham patent litigation against Actavis and that EPI abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of LIDODERM®. The complaints asserted claims under Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), and/or various state antitrust and consumer protection statutes, as well as common law claims, and generally sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. The cases were consolidated and/or coordinated in April 2014 in a federal MDL in the U.S. District Court for the Northern District of California (MDL No. 2521). The MDL court certified classes of direct and indirect purchasers in February 2017. In June 2017, defendants moved for summary judgment on all claims, and plaintiffs also moved for partial summary judgment on certain elements of their claims. In November 2017, the court granted defendants’ motion in part, ruling in defendants’ favor on the issues of infringement and derivation and also limiting the time period at issue. Defendants’ motions for summary judgment were denied in all other respects. The court also granted plaintiffs’ motions for summary judgment on the issues of agreement and relevant market. EPI settled with certain opt-out plaintiffs in October 2017. EPI reached an agreement in principle with the class plaintiffs in February 2018. In connection with the settlements, several indirect purchasers which previously had opted out were permitted to rejoin the class. The settlement agreements with the direct and indirect purchaser classes, which have received preliminary approval but remain subject to final approval by the court, provide that, subject to certain conditions, EPI will make aggregate payments of approximately $100 million, approximately $90 million of which are classified in the Current portion of the legal settlement accrual in the Condensed Consolidated Balance Sheets at March 31, 2018, with the remainder classified as Long-term legal settlement accrual, less current portion.
Beginning in June 2014, multiple direct and indirect purchasers of OPANA® ER filed cases against our subsidiaries EHSI and EPI and other pharmaceutical companies, including Impax Laboratories Inc. (Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. All cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2580). Plaintiffs generally allege that an agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of reformulated OPANA® ER violated antitrust laws. The complaints assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In February 2016, the MDL court issued orders (i) denying defendants’ motion to dismiss the claims of the direct purchasers, (ii) denying in part and granting in part defendants’ motion to dismiss the claims of the indirect purchasers, but giving them permission to file amended complaints and (iii) granting defendants’ motion to dismiss the complaints filed by certain retailers, but giving them permission to file amended complaints. In response to the MDL court’s orders, the indirect purchasers filed an amended complaint to which the defendants filed a renewed motion to dismiss certain claims, and certain retailers also filed amended complaints. The court has dismissed the indirect purchaser unjust enrichment claims arising under the laws of the states of California, Rhode Island and Illinois. The cases are currently in discovery. We will continue to vigorously defend these matters and to explore other options as appropriate in our best interests.
Beginning in February 2009, the FTC and certain private plaintiffs, including distributors and retailers, filed suit against our subsidiary Par and others alleging violations of antitrust law arising out of Par’s settlement of certain patent litigation concerning the generic version of AndroGel®. Generally, the complaints seek damages, treble damages, equitable relief, and attorneys’ fees and costs. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia (MDL No. 2084). In September 2012, the district court granted summary judgment to defendants on plaintiffs’ claims of sham litigation. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their case against Par with prejudice. In February 2017, the FTC voluntarily dismissed its claims against Par with prejudice. Claims by a putative class of direct purchasers and certain specific alleged direct purchasers or their assignees are still pending. Par has moved for summary judgment on all remaining claims, and the direct purchaser plaintiffs have moved for class certification. The court has not yet ruled on these motions. We will continue to vigorously defend these matters and to explore other options as appropriate in our best interests.

Beginning in February 2018, several alleged indirect purchasers filed proposed class actions against our subsidiary PPI and others alleging a conspiracy to delay generic competition and monopolize the market for Zetia® (ezetimibe) and its generic equivalents. The complaints assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust and consumer protection statutes and state common law and seek injunctive relief, damages, treble damages, attorneys’ fees and costs. We intend to vigorously defend these matters and to explore other options as appropriate in our best interests.
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
Securities Litigation
In May 2016, a putative class action entitled Craig Friedman v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the U.S. District Court for the Southern District of New York by an individual shareholder on behalf of himself and all similarly situated shareholders. In August 2016, the court appointed Steamfitters’ Industry Pension Fund and Steamfitters’ Industry Security Benefit Fund as lead plaintiffs in the action. In October 2016, plaintiffs filed a second amended complaint that, among other things, added Paul Campanelli as a defendant, and we filed a motion to dismiss. In response, and without resolving the motion, the Court permitted lead plaintiffs to file a third amended complaint. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act based on the Company’s revision of its 2016 earnings guidance and certain disclosures about its generics business, the integration of Par and its subsidiaries, certain other alleged business issues and the receipt of a CID from the U.S. Attorney’s Office for the Southern District of New York regarding contracts with pharmacy benefit managers concerning FROVA®. Lead plaintiffs sought class certification, damages in an unspecified amount and attorneys’ fees and costs. We filed a motion to dismiss the third amended complaint in December 2016. In January 2018, the Court granted our motion and dismissed the case with prejudice. In February 2018, lead plaintiffs filed a motion for relief from the judgment and leave to file a fourth amended complaint; the court denied this motion in April 2018. The time for appeal has not yet run.
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering, on behalf of itself and all similarly situated purchasers. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against Endo, certain of its current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In March 2017, defendants removed the case to the U.S. District Court for the Eastern District of Pennsylvania. In August 2017, the court remanded the case back to the Chester County Court of Common Pleas. In October 2017, plaintiff filed an amended complaint. In December 2017, defendants filed preliminary objections to the amended complaint. The court denied those preliminary objections in April 2018. The case is currently in discovery.
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

In August 2017, a putative class action entitled Bier v. Endo International plc, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The original complaint alleged violations of Section 10(b) and 20(a) of the Exchange Act against Endo and four current and former directors and officers, based on the Company’s decision to remove reformulated OPANA® ER from the market. In December 2017, SEB Investment Management AB was appointed lead plaintiff in the action. In February 2018, the lead plaintiff filed an amended complaint, which added claims alleging violations of Sections 11 and 15 of the Securities Act in connection with the June 2015 offering. The amended complaint named the Company, EHSI and twenty current and former directors, officers and employees of Endo as defendants. In April 2018, the defendants moved to dismiss the amended complaint.
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
In August 2017, our subsidiaries PPI and Par Sterile Products, LLC filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins, and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In October 2017, defendants answered the complaint and QuVa asserted counterclaims against PPI and Par Sterile Products, LLC alleging unfair competition under New Jersey common law and seeking declaratory judgment of non-infringement as to five U.S. Patents assigned to PPI that are listed in FDA’s Orange Book for VASOSTRICT®. The counterclaims seek actual, exemplary, and punitive damages, injunctive relief and other relief. We filed a motion to dismiss the unfair competition counterclaim in November 2017. Briefing on that motion has been completed but no ruling has been issued. Also in November 2017, we filed a motion for preliminary injunction seeking various forms of relief. Briefing on that motion has been completed and a hearing on that motion was held in February 2018. In January 2018, we filed a first amended complaint adding five former employees of Par Sterile Products, LLC as defendants and numerous causes of action against some or all of those former employees, including misappropriation under the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as breach of contract, breach of the duty of loyalty and breach of the duty of confidence. In March 2018, the court granted in part our motion for preliminary injunction and enjoined QuVa from marketing and releasing its planned vasopressin product through the conclusion of trial. Also in March 2018, QuVa and seven of the individual defendants filed a motion to dismiss the New Jersey common law claims, four of the individual defendants filed a motion to dismiss for lack of personal jurisdiction and one of the individuals filed a motion to dismiss the breach of contract claim. In April 2018, another individual defendant filed a motion to dismiss asserting numerous arguments, including lack of personal jurisdiction, improper venue and choice of law. These motions are still pending. Full discovery began in May 2018.

In October 2017, Endo Par Innovation Company, LLC (EPIC) and Par Sterile Products, LLC (PSP) filed a complaint in the United States District Court for the District of Columbia challenging the legality of the FDA’s Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the Federal Food, Drug, and Cosmetic Act (January 2017) with respect to the listing of vasopressin in Category 1 of the Interim Policy. The complaint contends that the Interim Policy is unlawful because it is inconsistent with the Federal, Food, Drug, and Cosmetic Act, including, but not limited to, Section 503B of that Act. The complaint seeks (i) a declaration that FDA’s Interim Policy and its listing of vasopressin in Category 1 of the Interim Policy are unlawful, and (ii) an order enjoining and vacating the Interim Policy and FDA’s listing of vasopressin in Category 1 of the Interim Policy. In January 2018, EPIC and PSP agreed to a temporary 60-day stay of the litigation in light of the FDA’s announcement that forthcoming guidance will address the concerns set forth in the Company’s complaint. In March 2018, the FDA released new draft guidance for industry entitled “Evaluation of Bulk Drug Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug, and Cosmetic Act.” Shortly thereafter, the parties agreed to extend the temporary stay for an additional 180 days.
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
NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the tax effects allocated to each component of Other comprehensive (loss) income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018			2017
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Net unrealized loss on securities:
Unrealized loss arising during the period	$—	$—	$—	$(544)	$198	$(346)
Less: reclassification adjustments for gain realized in net loss	—	—	—	—	—	—
Net unrealized gains (losses)	$—	$—	$—	$(544)	$198	$(346)
Net unrealized (loss) gain on foreign currency:
Foreign currency translation (loss) gain arising during the period	(5,797)	—	(5,797)	15,134	—	15,134
Less: reclassification adjustments for loss realized in net loss	—	—	—	—	—	—
Foreign currency translation (loss) gain	$(5,797)	$—	$(5,797)	$15,134	$—	$15,134
Other comprehensive (loss) income	$(5,797)	$—	$(5,797)	$14,590	$198	$14,788

Substantially all of the Company’s Accumulated other comprehensive loss at March 31, 2018 and December 31, 2017 consists of Foreign currency translation loss.
NOTE 14. SHAREHOLDERS' (DEFICIT) EQUITY
Changes in Shareholders' (Deficit) Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' (deficit) equity for the three months ended March 31, 2018 (in thousands):

Total Shareholders' Equity (Deficit)
Shareholders' equity at January 1, 2018, prior to the adoption of ASC 606	$484,880
Effect of adopting ASC 606 (1)	3,076
Shareholders' equity at January 1, 2018	$487,956
Net loss	(505,489)
Other comprehensive loss	(5,797)
Compensation related to share-based awards	17,890
Tax withholding for restricted shares	(1,642)
Other	(11)
Shareholders' deficit at March 31, 2018	$(7,093)
__________

(1)	Refer to Note 2. Summary of Significant Accounting Policies for further description of ASC 606.
Share-Based Compensation
The Company recognized share-based compensation expense of $17.9 million and $19.5 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $47.6 million. This amount excludes $16.4 million of additional unrecognized compensation cost related to awards granted on April 2, 2018.
During the third quarter of 2017, the Company issued approximately 1.0 million stock options and 0.1 million restricted stock units for which a grant date has not been established as the awards are subject to shareholder approval at the Company’s 2018 Annual General Meeting of Shareholders. If approved, the options will have an exercise price equal to the closing share price on their issuance date in August 2017. Additionally, there are 0.1 million performance share units outstanding as of March 31, 2018, representing target amounts, for which a grant date has not been established. No fair value has been ascribed to these awards as no grant date has been established. Accordingly, they are not reflected in the remaining unrecognized compensation cost above or the weighted average remaining requisite service period below.
As of March 31, 2018, the weighted average remaining requisite service period of the non-vested stock options was 2.3 years and for non-vested restricted stock units was 2.0 years.
NOTE 15. OTHER INCOME, NET
The components of Other income, net for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Foreign currency gain, net	$(2,085)	$(2,984)
Equity loss from investments accounted for under the equity method, net	2,626	1,002
Other miscellaneous, net	(3,419)	(55)
Other income, net	$(2,878)	$(2,037)
Foreign currency gain, net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities.

NOTE 16. INCOME TAXES
During the three months ended March 31, 2018, the Company recognized income tax expense of $15.5 million on $482.2 million of loss from continuing operations before income tax, compared to $11.9 million of income tax benefit on $177.4 million of loss from continuing operations before income tax during the comparable 2017 period. The income tax expense for the current period is primarily related to the geographic mix of pretax earnings and discrete tax expense incurred in connection with an intercompany asset restructuring. As of March 31, 2018, the Company had valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. The tax benefit for the comparable 2017 period was primarily related to the geographic mix of pretax earnings and the discrete tax benefit associated with the International Pharmaceuticals Segment intangible asset impairment.
During the year ended December 31, 2017, we recorded a benefit of $36.2 million as our estimate of the impact of the TCJA. This benefit, which is primarily related to remeasurement of deferred tax liabilities related to tax deductible goodwill, was recorded in our Consolidated Statements of Operations as Income tax benefit.
We recorded the aforementioned net benefit based on currently available information and interpretations of the TCJA. In accordance with authoritative guidance issued by the SEC, the income tax effect for certain aspects of the TCJA may represent provisional amounts for which our accounting is incomplete but a reasonable estimate could be determined. We consider amounts related to the various transition rules and interpretations of the TCJA to be provisional. Accordingly, we will continue to evaluate the impacts of the TCJA, including administrative and regulatory guidance as it becomes available. The measurement and existence of current and non-current income tax payables and/or the remeasurement of deferred tax assets and liabilities may change upon finalization of our analysis, which is expected to occur no later than one year from December 22, 2017, the date of the TCJA’s enactment. Any adjustment to a provisional amount identified during the one-year measurement period will be recorded as an income tax expense or benefit in the period the adjustment is determined.
During the three months ended March 31, 2018, we did not record any adjustments to the provisional amounts recognized in 2017. We will continue to monitor for any significant impact on the Company’s consolidated financial statements with respect to the TCJA as more refined information and further guidance become available.
NOTE 17. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator:
Loss from continuing operations	$(497,738)	$(165,423)
Loss from discontinued operations, net of tax	(7,751)	(8,405)
Net loss	$(505,489)	$(173,828)
Denominator:
For basic per share data—weighted average shares	223,521	223,014
Dilutive effect of ordinary share equivalents	—	—
Dilutive effect of various convertible notes and warrants	—	—
For diluted per share data—weighted average shares	223,521	223,014
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
Stock options and awards that have been issued but for which a grant date has not yet been established, such as those discussed in Note 14. Shareholders' (Deficit) Equity, are not considered in the calculation of basic of diluted weighted average shares.
All potentially dilutive items were excluded from the diluted share calculation for the three months ended March 31, 2018 and 2017 because their effect would have been anti-dilutive, as the Company was in a loss position.

NOTE 18. SUBSEQUENT EVENTS
On April 26, 2018, the Company entered into a Membership Interest and Asset Purchase Agreement (the Somerset Purchase Agreement) with Mendham Holdings, LLC (the Seller) and certain other Seller related parties in connection with the acquisition of all of the limited liability company membership interests (the LLC Interests) of Somerset Therapeutics, LLC (Somerset) and certain of Somerset’s assets, including intellectual property, product ANDAs and inventory (the Somerset Assets). Somerset is a specialty pharmaceutical company that develops and markets sterile injectable and ophthalmic drugs for the U.S. market. The Somerset acquisition is contingent upon the closing of the acquisition of the Wintac business (as defined below).
Pursuant to the terms of the Somerset Purchase Agreement, the Company will acquire 100% of the LLC Interests of Somerset and the Somerset Assets for an aggregate cash purchase price of approximately $160 million, subject to customary adjustments for cash, net working capital and indebtedness as described in the Somerset Purchase Agreement. The Somerset Purchase Agreement contains certain customary representations, warranties and covenants and provides for indemnification rights of the parties in respect of inaccuracies or breaches of certain representations, warranties and covenants, subject to the limitations set forth in the Somerset Purchase Agreement.
The Somerset acquisition is expected to close in the second half of 2018, subject to satisfaction of customary closing conditions, including required regulatory approvals and the closing of the acquisition of the Wintac business. In connection with the Somerset acquisition, Endo’s Indian subsidiary has entered into separate agreements to acquire the entire business of Somerset’s Indian-based contract development and manufacturing affiliate, Wintac Limited (Wintac) including certain real property in Bangalore, India and the manufacturing plants thereon and to assume certain debt of Wintac for the expected aggregate amount of the rupee equivalent of approximately $30 million, subject to customary adjustments for net working capital.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates of Endo International plc. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results. Except for the historical information contained in this report, including the following discussion, this report contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements" beginning on page i of this report.
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to financial information and transactions of Endo International plc and its subsidiaries.
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past, and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired, (5) pricing of our products, (6) the timing of mergers, acquisitions, divestitures and other related activity and (7) other actions taken by the Company which may impact the availability of our products. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges, litigation-related charges, restructuring charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements. Additionally, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all revenue-generating contracts, including modifications thereto, that were not completed contracts at the date of adoption. Under the modified retrospective method, results beginning on January 1, 2018 are presented under ASC 606, while the comparative prior period results continue to be presented under ASC 605 based on the accounting standards originally in effect for such periods. Refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information, including the impact of adoption on 2018 results.
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2018	2017	2018 vs. 2017
Total revenues	$700,527	$1,037,600	(32)%
Cost of revenues	403,598	668,962	(40)%
Gross margin	$296,929	$368,638	(19)%
Gross margin percentage	42.4%	35.5%
Selling, general and administrative	$166,667	177,240	(6)%
Research and development	38,646	43,009	(10)%
Litigation-related and other contingencies, net	(2,500)	936	NM
Asset impairment charges	448,416	203,962	NM
Acquisition-related and integration items	6,835	10,880	(37)%
Interest expense, net	123,990	111,999	11%
Other income, net	$(2,878)	(2,037)	41%
Loss from continuing operations before income tax	$(482,247)	$(177,351)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total Revenues. The decrease for the three months ended March 31, 2018 primarily related to the impact of the second quarter 2017 loss of marketing exclusivity for both ezetimibe tablets and quetiapine ER tablets, competitive pressure on commoditized generic products, generic product rationalization initiatives, recent actions taken with respect to OPANA® ER that are further described below, generic competition on our U.S. Branded - Specialty & Established Pharmaceuticals segment’s Established Products portfolio, our July 3, 2017 divestiture of Litha and our October 25, 2017 divestiture of Somar. These declines were partially offset by continued strong performance from our U.S. Branded - Sterile Injectables segment, including VASOSTRICT®, ADRENALIN® and other products, and our U.S. Branded - Specialty & Established Pharmaceuticals segment’s Specialty Products portfolio, which includes XIAFLEX®.

In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. During the second quarter of 2017, we began to work with the FDA to coordinate an orderly withdrawal of the product from the market. By September 1, 2017, we ceased shipments of OPANA® ER to customers and we expect the New Drug Application will be withdrawn in the coming months. These actions had an adverse effect on the revenues and results of operations of our U.S. Branded - Specialty & Established Pharmaceuticals segment during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Cost of revenues and gross margin percentage. During the three months ended March 31, 2018 and 2017, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and separation benefits and other cost reduction initiatives, including restructurings. The following table summarizes such amounts (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of intangible assets (1)	$157,172	$263,134
Separation benefits and other cost reduction initiatives (2)	$29,606	$1,661
__________

(1)
Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease during the three months ended March 31, 2018 was primarily driven by the impact of 2017 amortization expense for both ezetimibe tablets and quetiapine ER tablets, which were fully amortized prior to January 1, 2018, and 2017 asset impairment charges. These decreases were partially offset by the impact of certain in-process research and development assets put into service in 2017.

(2)
Amounts primarily relate to certain accelerated depreciation charges, employee separation costs and charges to increase excess inventory reserves related to restructurings and other cost reduction and restructuring charges. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of our material restructuring initiatives.

The previously described decrease in total revenues, together with the decrease to amortization expense, were the primary factors leading to the overall period-over-period decrease in Cost of revenues for the three months ended March 31, 2018. These savings were partially offset by increased restructuring charges for the three months ended March 31, 2018, primarily related to the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative and the January 2018 Restructuring Initiative. Our material restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The increase in gross margin percentage for the three months ended March 31, 2018 was primarily attributable to the gross margin effects of the net Cost of revenues decreases included in the table above and the favorable margin impact of product rationalization efforts. Additionally, changes in the mix of total revenues, including a shift from generic to branded products, contributed to the overall increase in gross margin percentage.
Selling, general and administrative expenses. The decrease for the three months ended March 31, 2018 was primarily a result of cost reductions that were implemented throughout 2017, including the impact of those related to various restructuring initiatives. Our material restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Research and development expenses. The decrease for the three months ended March 31, 2018 was primarily a result of the impact of the January 2018 Restructuring Initiative and other cost reduction initiatives, partially offset by increased costs related to our cellulite treatment development program, including costs related to the Phase 3 trials that began in early 2018. We expect to continue to incur expenses in 2018 related to the cellulite treatment development program. We also expect our U.S. Generic Pharmaceuticals R&D costs to continue to decline in 2018 as a result of decreases in costs associated with offshoring certain of our R&D activities to India and prioritizing assets within our portfolio. There can be no assurance that we will achieve these results.
Litigation-related and other contingencies, net. Included within this Litigation-related and other contingencies, net line are litigation-related settlement charges, reimbursements and certain settlements proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Goodwill impairment charges	$391,000	$82,602
Other intangible asset impairment charges	54,200	118,906
Property, plant and equipment impairment charges	3,216	2,454
Total asset impairment charges	$448,416	$203,962
The factors leading to our material goodwill and intangible asset impairment tests, as well as the results of these tests, are further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. A discussion of critical accounting estimates made in connection with certain of our impairment tests is included below under the caption “CRITICAL ACCOUNTING ESTIMATES.”
Acquisition-related and integration items. The following table presents the components of our total Acquisition-related and integration items for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net expense from changes in the fair value of acquisition-related contingent consideration	$6,835	$6,184
Other	—	4,696
Acquisition-related and integration items	$6,835	$10,880
Net adjustments related to acquisition-related contingent consideration resulted from changes in market conditions impacting the commercial potential of the underlying products. See Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
This decrease in other Acquisition-related and integration items was primarily attributable to costs incurred in 2017 associated with our 2015 Par acquisition. There were no such costs in the comparable 2018 period.
Interest expense, net. The components of Interest expense, net for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense	$127,513	$113,453
Interest income	(3,523)	(1,454)
Interest expense, net	$123,990	$111,999
The increase in interest expense for the three months ended March 31, 2018 was primarily attributable to increased interest rates following the refinancing that occurred on April 27, 2017, which is further described in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Other income, net. The components of Other income, net for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Foreign currency gain, net	$(2,085)	$(2,984)
Equity loss from investments accounted for under the equity method, net	2,626	1,002
Other miscellaneous, net	(3,419)	(55)
Other income, net	$(2,878)	$(2,037)
Foreign currency gain, net results from the remeasurement of our foreign currency denominated assets and liabilities.

Income tax expense (benefit). The following table displays our Loss from continuing operations before income tax, Income tax expense (benefit) and effective tax rate for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Loss from continuing operations before income tax	$(482,247)	$(177,351)
Income tax expense (benefit)	$15,491	$(11,928)
Effective tax rate	(3.2)%	6.7%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The income tax expense for the current period is primarily related to the geographic mix of pretax earnings and discrete tax expense realized in connection with an intercompany asset restructuring. The tax benefit for the comparable 2017 period was primarily related to the geographic mix of pretax earnings and the discrete tax benefit associated with the International Pharmaceuticals Segment intangible asset impairment.
Although the TCJA will reduce the notional U.S. federal statutory tax rate, because the Company has valuation allowances established against its U.S. federal deferred tax assets, as of March 31, 2018, we do not expect a significant reduction in our future tax expense. Moreover, we have valuation allowances established against our deferred tax assets in most other jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. For additional information on our income taxes, see Note 16. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of our Astora business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations, net of tax, totaled $7.8 million of loss during the three months ended March 31, 2018 compared to $8.4 million of loss in the comparable 2017 period.
The primary driver of the period-over-period change for the three months ended March 31, 2018 was the after-tax impact of a reduction in mesh-related legal defense costs following the settlement strategy we pursued in 2017, which is further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
2018 Outlook
We estimate that our 2018 total revenues will be between $2.6 billion and $2.8 billion. This estimate reflects an anticipated decline in our U.S. Generic Pharmaceuticals segment driven by the expiration of the marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets in the second quarter of 2017, the impact of product rationalization initiatives resulting from the 2016 and 2017 U.S. Generic Pharmaceuticals segment restructuring initiatives and continued competitive pressure on commoditized generic products; a decline in our U.S. Branded - Specialty & Established Pharmaceuticals segment resulting from the continued decline in the Established Products portfolio partly driven by the ceasing of shipments of OPANA® ER by September 1, 2017, partially offset by growth in the Specialty Products portfolio primarily driven by XIAFLEX®; a decline in the International Pharmaceuticals segment primarily due to the divestitures of Litha and Somar; partially offset by growth in the U.S. Branded - Sterile Injectables segment. The Company anticipates continued margin improvement in 2018 driven by cost efficiencies associated with our U.S. Generic Pharmaceuticals segment restructuring initiatives, a continued shift in product mix to higher margin products and targeted cost reductions in selling, general and administrative expenses. We will continue to invest in XIAFLEX® and other core products to position the Company for long-term success. There can be no assurance that we will achieve these results.
Business Segment Results Review
The four reportable business segments in which we operate are: (1) U.S. Branded - Specialty & Established Pharmaceuticals (2) U.S. Branded - Sterile Injectables, (3) U.S. Generic Pharmaceuticals and (4) International Pharmaceuticals. Our segments reflect the level at which the chief operating decision maker regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.

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
Certain of the corporate expenses incurred by us are not attributable to any specific segment. Accordingly, these costs are not allocated to any of our segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of our segments. Our consolidated adjusted income from continuing operations before income tax is equal to the combined results of each of our segments less these unallocated corporate items.
We refer to adjusted income from continuing operations before income tax in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. For instance, we believe that this measure facilitates internal comparisons to our historical operating results and comparisons to competitors’ results. We believe this measure is useful to investors in allowing for greater transparency related to supplemental information used in our financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our current financial reporting. Further, we believe that adjusted income from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize adjusted income from continuing operations before income tax to evaluate our financial performance. Finally, adjusted income from continuing operations before income tax is utilized in the calculation of adjusted diluted income per share, which is used by the Compensation Committee of Endo’s Board of Directors in assessing the performance and compensation of substantially all of our employees, including our executive officers.
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
Revenues. The following table displays our revenue by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		% Change
	2018	2017	2018 vs. 2017
U.S. Branded - Specialty & Established Pharmaceuticals	$200,235	$250,159	(20)%
U.S. Branded - Sterile Injectables	215,854	172,168	25%
U.S. Generic Pharmaceuticals	249,240	549,815	(55)%
International Pharmaceuticals (1)	35,198	65,458	(46)%
Total net revenues from external customers	$700,527	$1,037,600	(32)%
__________

(1)
Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada and, prior to the sale of Litha on July 3, 2017 and Somar on October 25, 2017, South Africa and Latin America.

U.S. Branded - Specialty & Established Pharmaceuticals. The following table displays the significant components of our U.S. Branded - Specialty & Established Pharmaceuticals revenues from external customers for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		% Change
	2018	2017	2018 vs. 2017
Specialty Products:
XIAFLEX®	$57,141	$49,525	15%
SUPPRELIN® LA	20,577	19,181	7%
Other Specialty (1)	34,197	36,028	(5)%
Total Specialty Products	$111,915	$104,734	7%
Established Products:
PERCOCET®	$31,976	$30,945	3%
VOLTAREN® Gel	11,317	14,274	(21)%
OPANA® ER	—	35,718	(100)%
Other Established (2)	45,027	64,488	(30)%
Total Established Products	$88,320	$145,425	(39)%
Total U.S. Branded - Specialty & Established Pharmaceuticals (3)	$200,235	$250,159	(20)%
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray and AVEED®.

(2)	Products included within Other Established include, but are not limited to, LIDODERM®, TESTIM® and FORTESTA® Gel, including the authorized generics.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2018 or 2017.

Specialty Products
The increase in net sales of XIAFLEX® for the three months ended March 31, 2018 was primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX®, as well as price.
The increase in net sales of SUPPRELIN® LA for the three months ended March 31, 2018 was primarily attributable to increases in price.
The decrease in net sales of Other Specialty Products for the three months ended March 31, 2018 was primarily attributable to lower sales of TESTOPEL® due to decreased volume and price, partially offset by increased sales of NASCOBAL® Nasal Spray due to increased volume and price.
Established Products
The increase in net sales of PERCOCET® for the three months ended March 31, 2018 was primarily attributable to price increases, partially offset by volume decreases.
The decrease in net sales of VOLTAREN® Gel for the three months ended March 31, 2018 was primarily attributable to price decreases as a result of ongoing competitive pressure from generic competition. To the extent additional competitors are able to launch generic versions of VOLTAREN® Gel, our revenues could decline further.
The decrease in net sales of OPANA® ER for the three months ended March 31, 2018 relates to our cessation of shipments of OPANA® ER to customers by September 1, 2017, as further described above.
Net sales of Other Established Products for the three months ended March 31, 2018 were negatively impacted by volume decreases resulting from generic competition and certain other factors.
A portion of this segment’s sales, including sales of PERCOCET®, relate to opioid prescription medications. In April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, requires certain sellers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). The Contributing Parties will be required to pay a total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. While the effect of this legislation remains uncertain, it is likely that we may be deemed to be a Contributing Party and therefore be required to make payments to the Fund and take additional actions to comply with the Stewardship Act. If we are ultimately deemed to be a Contributing Party, compliance with the requirements of the Stewardship Act, or similar requirements that could be enacted by other jurisdictions, could have an adverse effect on the profitability of and cash flows from this segment’s opioid prescription medications.

U.S. Branded - Sterile Injectables. The following table displays the significant components of our U.S. Branded - Sterile Injectables revenues from external customers for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2018	2017	2018 vs. 2017
VASOSTRICT®	$113,725	$99,158	15%
ADRENALIN®	29,740	6,097	NM
Other Sterile Injectables (1)	72,389	66,913	8%
Total U.S. Branded - Sterile Injectables (2)	$215,854	$172,168	25%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

(1)	Products included within Other Sterile Injectables include, but are not limited to, APLISOL®, ephedrine sulfate injection and neostigmine methylsulfate injection.

(2)
Individual products presented above represent the top two performing products within the U.S. Branded - Sterile Injectables segment and/or any product having revenues in excess of $25 million during any quarterly period in 2018 or 2017.

Net sales of VASOSTRICT® and ADRENALIN® increased during the three months ended March 31, 2018 due to increases in both volume and price. VASOSTRICT® is currently the first and only vasopressin injection with an NDA approved by the FDA. We have been issued six patents relating to VASOSTRICT® by the U.S. Patent and Trademark Office (PTO). These patents are listed in the Orange Book. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the Reference Listed Drug to notify us of filing before the FDA will issue an approval.
Under section 503A of the Federal Food, Drug, and Cosmetic Act (FFDCA), licensed pharmacies may sell compounded versions of prescription drugs that have been prepared for individual patients based on the receipt of a valid prescription order or notation. Similarly, under section 503B of the FFDCA, outsourcing facilities may sell compounded versions of prescription drugs to healthcare providers. Current interim guidance issued by the FDA states that the FDA does not intend to take action against registered outsourcing facilities for compounding certain drug products, including vasopressin, if certain conditions are met. As further discussed in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, this interim guidance is the subject of a pending legal complaint filed by certain of our subsidiaries and the FDA has since announced it intends to issue additional guidance that will address the concerns set forth in this complaint. However, there can be no assurance that the FDA will take action to limit the sale of competing compounded versions of VASOSTRICT®.
In April 2018, we received a Notice Letter advising that Eagle Pharmaceuticals, Inc. (Eagle) submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration (FDA) seeking approval from the FDA to manufacture and market a generic version of VASOSTRICT® (vasopressin injection, USP) 1 mL, in the United States. The Notice Letter also contains “Paragraph IV” certifications alleging invalidity and non-infringement with respect to five patents listed in the Orange Book. The Company is assessing the details of the Notice Letter and formulating its legal strategy. The Company intends to vigorously protect its intellectual property, which may include initiating a patent infringement lawsuit against Eagle within 45 days of receiving the Notice Letter. If a lawsuit is filed within that timeframe, it will trigger the stay of FDA approval, referred to above, for up to 30 months.
The introduction of any compounded or generic of versions of VASOSTRICT® could result in reductions to our market share, profitability and cash flows.
Net sales of Other Sterile Injectables increased during the three months ended March 31, 2018 primarily due to the launches of ephedrine sulfate injection and neostigmine methylsulfate injection in 2017. Other products within this category benefited from price increases.
U.S. Generic Pharmaceuticals. Continued competitive pressure on commoditized generic products and the impact of product rationalization initiatives resulting from prior restructurings resulted in revenue decreases for the three months ended March 31, 2018. Additionally, included within this segment’s revenues for the three months ended March 31, 2017 are ezetimibe tablets and quetiapine ER tablets, both of which are first-to-file products launched in the fourth quarter of 2016. Combined net sales for these two products for the three months ended March 31, 2017 were $201.4 million. The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expired in the second quarter of 2017. As a result, combined revenues for these products declined significantly during the second quarter of 2017 and beyond.
A portion of this segment’s sales relate to opioid prescription medications. The requirements of the New York state Stewardship Act, which is further described above, or similar requirements that could be enacted by other jurisdictions, could have an adverse effect on the profitability of and cash flows from this segment’s opioid prescription medications.
International Pharmaceuticals. The decrease in revenue for the International Pharmaceuticals segment for the three months ended March 31, 2018 was primarily attributable to the divestiture of Litha in July 2017 and Somar in October 2017. These decreases were partially offset by increased volume across certain products within the segment. For additional detail regarding the divestitures of Litha and Somar refer to Note 3. Discontinued Operations and Divestitures of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Adjusted income from continuing operations before income tax. The following table displays our Adjusted income from continuing operations before income tax by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		% Change
	2018	2017	2018 vs. 2017
U.S. Branded - Specialty & Established Pharmaceuticals	$93,814	$129,492	(28)%
U.S. Branded - Sterile Injectables	169,445	126,467	34%
U.S. Generic Pharmaceuticals	74,280	215,132	(65)%
International Pharmaceuticals	13,718	14,882	(8)%
Total segment adjusted income from continuing operations before income tax	$351,257	$485,973	(28)%
U.S. Branded - Specialty & Established Pharmaceuticals. Amounts were negatively impacted during the three months ended March 31, 2018 as a result of decreased revenues and gross margins related to generic competition and the cessation of shipments of OPANA® ER by September 1, 2017 and as a result of increases in R&D expenses related to our cellulite treatment development program.
U.S. Branded - Sterile Injectables. The increase for the three months ended March 31, 2018 in adjusted income from continuing operations before income tax for the U.S. Branded - Sterile Injectables segment for three months ended March 31, 2018 was primarily driven by increased revenues and gross margins resulting from strong performance of a variety of products in this segment as described above.
U.S. Generic Pharmaceuticals. The decrease for the three months ended March 31, 2018 was primarily attributable to decreased revenues as described above and the resulting reduction to gross margin. Partially offsetting the decrease were cost reductions, including the impact of the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative and the January 2018 Restructuring Initiative, which are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
International Pharmaceuticals. The decrease for the three months ended March 31, 2018 was primarily attributable to the July 3, 2017 divestiture of Litha and the October 25, 2017 divestiture of Somar.
The table below provides reconciliations of our consolidated Loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Total consolidated loss from continuing operations before income tax	$(482,247)	$(177,351)
Interest expense, net	123,990	111,999
Corporate unallocated costs (1)	52,460	47,468
Amortization of intangible assets	157,172	263,134
Inventory step-up	66	115
Upfront and milestone payments to partners	1,332	3,095
Separation benefits and other cost reduction initiatives (2)	48,987	22,670
Certain litigation-related and other contingencies, net (3)	(2,500)	936
Asset impairment charges (4)	448,416	203,962
Acquisition-related and integration items (5)	6,835	10,880
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,514)	(2,694)
Other, net	(740)	1,759
Total segment adjusted income from continuing operations before income tax	$351,257	$485,973
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $25.2 million and $20.8 million for the three months ended March 31, 2018 and 2017, respectively. Other amounts for the three months ended March 31, 2018 include accelerated depreciation of $17.1 million, charges to increase excess inventory reserves of $2.4 million and other charges of $4.3 million, each of which related primarily to our restructuring initiatives. During the three months ended March 31, 2017 there were other restructuring costs of $1.9 million. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of our material restructuring initiatives.

(3)
Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.

(4)
Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1 as well as charges to write down certain property, plant and equipment as further described in Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1.

(5)
During the three months ended March 31, 2018 and 2017, there were charges due to changes in the fair value of contingent consideration of $6.8 million and $6.2 million, respectively. Additionally, during the three months ended March 31, 2017 there were costs directly associated with previous acquisitions of $4.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, contingent liabilities, vaginal mesh liability payments and debt service payments. The Company’s working capital was $120.9 million at March 31, 2018 compared to working capital of $50.2 million at December 31, 2017. The amounts at March 31, 2018 and December 31, 2017 include restricted cash and cash equivalents of $330.0 million and $313.8 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements that are expected to be paid to qualified claimants within the next twelve months.
Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $980.4 million at March 31, 2018 compared to $986.6 million at December 31, 2017.
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
Borrowings. At March 31, 2018, under the 2017 Credit Agreement, the Company had outstanding borrowings in an aggregate principal amount of $3,389.4 million and additional availability of approximately $996.8 million under the 2017 Revolving Credit Facility.
The 2017 Credit Agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restrictive payments, investments and transactions with the Company’s affiliates. As of March 31, 2018, we were in compliance with all such covenants.
At March 31, 2018, the Company’s indebtedness also includes senior notes with aggregate principal amounts totaling $5.0 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. Other than the 5.875% Senior Secured Notes due 2024, these notes are senior unsecured obligations of the Company’s subsidiaries party to the applicable indenture governing such notes. These notes are issued by certain of our subsidiaries and are guaranteed on a senior unsecured basis by the subsidiaries of Endo International plc that also guarantee our 2017 Credit Agreement, except for a de minimis amount of the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes. The 5.875% Senior Secured Notes due 2024 are senior secured obligations of Endo International plc and its subsidiaries that are party to the indenture governing such notes. These notes are issued by certain of our subsidiaries and are guaranteed on a senior secured basis by Endo International plc and its subsidiaries that also guarantee our 2017 Credit Agreement.

The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for similar indentures. The negative covenants, among other things, restrict the Company’s ability, and the ability of its restricted subsidiaries, to incur certain additional indebtedness and issue preferred stock, make certain investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets or enter into certain transactions with affiliates. As of March 31, 2018, we were in compliance with all covenants.
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
Working capital. The components of our working capital and our liquidity at March 31, 2018 and December 31, 2017 are below (dollars in thousands):

	March 31, 2018	December 31, 2017
Total current assets	$2,208,454	$2,271,077
Less: total current liabilities	(2,087,599)	(2,220,909)
Working capital	$120,855	$50,168
Current ratio	1.1:1	1.0:1
Net working capital increased by $70.7 million from December 31, 2017 to March 31, 2018. This increase reflects the favorable impact to net current assets resulting from operations during the three months ended March 31, 2018 and was partially offset by reclassification adjustments for litigation-related liabilities from non-current to current liabilities of $68.4 million and purchases of property, plant and equipment, excluding capitalized interest, of $24.9 million.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Net cash flow provided by (used in):
Operating activities	$48,846	$167,763
Investing activities	(15,597)	(10,985)
Financing activities	(23,410)	(53,194)
Effect of foreign exchange rate	(627)	1,483
Movement in cash held for sale	—	(8,553)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$9,212	$96,514
Net cash provided by operating activities. Net cash provided by operating activities was $48.8 million for the three months ended March 31, 2018 compared to $167.8 million of net cash provided by operating activities in the comparable 2017 period.
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
The $118.9 million decrease in Net cash provided by operating activities for the three months ended March 31, 2018 compared to the comparable 2017 period was primarily the result of the timing of cash collections and cash payments related to our operations. In particular, net sales of ezetimibe tablets and quetiapine ER tablets, which were launched in the fourth quarter of 2016 and for which the marketing exclusivity periods expired in the second quarter of 2017, generated significant cash receipts during the three months ended March 31, 2017 that did not reoccur during the same period in 2018. Additionally, cash paid for interest for the three months ended March 31, 2018 increased as compared to the comparable 2017 period as a result of the April 2017 refinancing and changes in interest rates. These decreases were offset by a decline in cash outlays for mesh settlements, which decreased $193.6 million during the three months March 31, 2018 compared to the comparable 2017 period.

Net cash used in investing activities. Net cash used in investing activities was $15.6 million for the three months ended March 31, 2018 compared to $11.0 million used in investing activities in the comparable 2017 period.
This $4.6 million change in cash used in investing activities for the three months ended March 31, 2018 compared to cash used in investing activities in the comparable 2017 reflects a decrease in net proceeds from the sales of businesses and other assets of $2.9 million and certain other items.
Net cash used in financing activities. Net cash used in financing activities was $23.4 million for the three months ended March 31, 2018 compared to $53.2 million used in financing activities in the comparable 2017 period.
Items contributing to the $29.8 million decrease in cash used in financing activities for the three months ended March 31, 2018 compared to cash used in financing activities in the comparable 2017 period include a decrease in principal payments on term loans of $19.1 million and a decrease in payments for contingent consideration of $11.3 million.
Contractual Obligations. As of March 31, 2018, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018.
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
CRITICAL ACCOUNTING ESTIMATES
Significant changes to our critical accounting estimates since December 31, 2017 are detailed below. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 27, 2018.
Revenue recognition
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all revenue-generating contracts, including modifications thereto, that were not completed contracts at the date of adoption. For further discussion of the impact of adoption, refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1. ASC 606 applies to contracts with commercial substance that establish the payment terms and each party’s rights regarding the goods or services to be transferred, to the extent collection of substantially all of the related consideration is probable. Under ASC 606, we recognize revenue for contracts meeting these criteria when (or as) we satisfy our performance obligations for such contracts by transferring control of the underlying promised goods or services to our customers. The amount of revenue we recognize reflects our estimate of the consideration we expect to be entitled to receive, subject to certain constraints, in exchange for such goods or services. This amount is referred to as the transaction price.
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, distribution service agreement and other fees for services, returns and allowances. The variable component of the transaction price is estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Variable consideration is included in the transaction price only to the extent that it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved.
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

We have entered into distribution service agreements with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations.
Goodwill and indefinite-lived intangible assets
As further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, as a result of the first quarter 2018 change in reportable segments and resulting goodwill impairment tests performed during the three months ended March 31, 2018, we recorded a pre-tax, non-cash goodwill impairment charge relating to our new U.S. Generic Pharmaceuticals reporting unit of $391.0 million. A 50 basis point increase in the assumed discount rate used in the impairment test would have increased this goodwill impairment charge by approximately $60 million. Additionally, with respect to the first quarter 2018 goodwill impairment tests performed related to our former Generics and new U.S. Branded - Sterile Injectables reporting units, which did not result in impairment charges, a 50 basis point increase in the assumed discount rates would not have changed the results of these tests.
We have not made any substantial changes to our methodology used in our impairment tests since our previous assessment. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair value of our reporting units, and could result in the fair value of a reporting unit being less than its carrying amount in the impairment test. Any resulting non-cash impairment charges could be material.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies in the Condensed Consolidated Financial Statements in Part I, Item 1.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with our term loan and revolving credit facilities. At March 31, 2018, our variable-rate debt borrowings related to our term loan facilities and had an aggregate principal amount of $3.4 billion. Borrowings under our credit facilities bear interest at a LIBOR-based variable rate. A hypothetical 1% increase in the applicable rate over the floor would result in $33.9 million in incremental annual interest expense related to our variable-rate debt borrowings.
To the extent that we utilize amounts under our revolving credit facilities or take on additional variable rate indebtedness, we will be exposed to additional interest rate risk.
As of March 31, 2018 and December 31, 2017, we had no other assets or liabilities with significant interest rate sensitivity.
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
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss in shareholders' (deficit) equity. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other income, net in the Condensed Consolidated Statements of Operations. Refer to Note 15. Other income, net in Part I, Item 1 for the amount of Foreign currency gain, net.
Based on the Company’s significant foreign currency denominated intercompany loans existing at March 31, 2018, we estimate that a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. Dollar, could result in approximately $9 million in incremental foreign currency losses.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A.    Risk Factors
For a discussion of our risk factors, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report). There have been no material changes in our risk factors from those described in our Annual Report, except as set forth below.
Our business and financial condition may be adversely affected by legislation.
In April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, requires certain sellers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). The Contributing Parties will be required to pay a total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. Failure of a Contributing Party to make required reports or pay its ratable share, or a Contributing Party passing on the cost of its ratable share to a purchaser, may subject the Contributing Party to penalties. While the effect of this legislation remains uncertain, it is likely that we may be deemed to be a Contributing Party and therefore be required to make payments to the Fund and take additional actions to comply with the Stewardship Act. Furthermore, the application of the Stewardship Act may require additional regulatory guidance, which could be substantially delayed, increasing the uncertainty as to the ultimate effect of the Stewardship Act on us. If we are ultimately deemed to be a Contributing Party, compliance with the requirements of the Stewardship Act, or similar requirements that could be enacted by other jurisdictions, could have an adverse effect on our business, results of operations, financial condition and cash flows.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2018.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.        Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
2.1	Membership Interest and Asset Purchase Agreement, by and among Endo Ventures Limited, Par Pharmaceutical, Inc., Mendham Holdings, LLC and certain parties listed therein, dated April 26, 2018*	001-36326	Current Report on Form 8-K	April 26, 2018
10.1	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101
The following materials from Endo International plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements
Not applicable; submitted herewith
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Endo International plc may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

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
Date: May 8, 2018