Form 10-Q
period 2018-06-30
Endo International plc
filed 2018-08-08
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of July 31, 2018:	223,931,072

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements, including estimates of future revenues, future expenses, future net income and future net income per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plan,” “projected,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the Securities and Exchange Commission (SEC) and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented and amended by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,098,788	$986,605
Restricted cash and cash equivalents	358,211	320,453
Accounts receivable	451,240	517,436
Inventories, net	343,318	391,437
Prepaid expenses and other current assets	45,305	43,098
Income taxes receivable	12,036	12,048
Total current assets	$2,308,898	$2,271,077
MARKETABLE SECURITIES	2,404	1,456
PROPERTY, PLANT AND EQUIPMENT, NET	499,142	523,971
GOODWILL	4,055,193	4,450,082
OTHER INTANGIBLES, NET	3,923,866	4,317,684
DEFERRED INCOME TAXES	7	11,582
OTHER ASSETS	68,525	59,728
TOTAL ASSETS	$10,858,035	$11,635,580
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,027,357	$1,096,825
Current portion of legal settlement accrual	1,089,722	1,087,793
Current portion of long-term debt	34,205	34,205
Income taxes payable	1,782	2,086
Total current liabilities	$2,153,066	$2,220,909
DEFERRED INCOME TAXES	42,914	43,131
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,233,005	8,242,032
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	70,732	210,450
OTHER LIABILITIES	420,395	434,178
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS' (DEFICIT) EQUITY:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both June 30, 2018 and December 31, 2017	47	48
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 223,929,771 and 223,331,706 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	8,819,262	8,791,170
Accumulated deficit	(8,659,819)	(8,096,539)
Accumulated other comprehensive loss	(221,589)	(209,821)
Total shareholders' (deficit) equity	$(62,077)	$484,880
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$10,858,035	$11,635,580
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
TOTAL REVENUES	$714,696	$875,731	$1,415,223	$1,913,331
COSTS AND EXPENSES:
Cost of revenues	381,905	539,401	785,503	1,208,363
Selling, general and administrative	148,157	155,555	314,824	332,795
Research and development	82,102	40,869	120,748	83,878
Litigation-related and other contingencies, net	19,620	(2,600)	17,120	(1,664)
Asset impairment charges	22,767	725,044	471,183	929,006
Acquisition-related and integration items	5,161	4,190	11,996	15,070
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	$54,984	$(586,728)	$(306,151)	$(654,117)
INTEREST EXPENSE, NET	130,059	121,747	254,049	233,746
LOSS ON EXTINGUISHMENT OF DEBT	—	51,734	—	51,734
OTHER INCOME, NET	(28,831)	(6,709)	(31,709)	(8,746)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(46,244)	$(753,500)	$(528,491)	$(930,851)
INCOME TAX EXPENSE (BENEFIT)	6,235	(57,480)	21,726	(69,408)
LOSS FROM CONTINUING OPERATIONS	$(52,479)	$(696,020)	$(550,217)	$(861,443)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(8,388)	(700,498)	(16,139)	(708,903)
NET LOSS	$(60,867)	$(1,396,518)	$(566,356)	$(1,570,346)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(0.23)	$(3.12)	$(2.46)	$(3.86)
Discontinued operations	(0.04)	(3.14)	(0.07)	(3.18)
Basic	$(0.27)	$(6.26)	$(2.53)	$(7.04)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(0.23)	$(3.12)	$(2.46)	$(3.86)
Discontinued operations	(0.04)	(3.14)	(0.07)	(3.18)
Diluted	$(0.27)	$(6.26)	$(2.53)	$(7.04)
WEIGHTED AVERAGE SHARES:
Basic	223,834	223,158	223,677	223,086
Diluted	223,834	223,158	223,677	223,086
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
NET LOSS		$(60,867)		$(1,396,518)		$(566,356)		$(1,570,346)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized gain on securities, net of tax:
Unrealized gain arising during the period	$—		$491		$—		$145
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	491	—	—	—	145
Net unrealized (loss) gain on foreign currency:
Foreign currency translation (loss) gain arising during the period	$(5,971)		$10,340		$(11,768)		$25,474
Less: reclassification adjustments for (gain) loss realized in net loss	—	(5,971)	—	10,340	—	(11,768)	—	25,474
OTHER COMPREHENSIVE (LOSS) INCOME		$(5,971)		$10,831		$(11,768)		$25,619
COMPREHENSIVE LOSS		$(66,838)		$(1,385,687)		$(578,124)		$(1,544,727)
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(566,356)	$(1,570,346)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	379,646	499,656
Inventory step-up	190	215
Share-based compensation	29,986	27,005
Amortization of debt issuance costs and discount	10,112	12,757
Deferred income taxes	12,147	(179,775)
Change in fair value of contingent consideration	10,962	8,134
Loss on extinguishment of debt	—	51,734
Asset impairment charges	471,183	929,006
Gain on sale of business and other assets	(26,993)	(2,311)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	48,744	409,292
Inventories	43,648	38,293
Prepaid and other assets	5,230	14,422
Accounts payable, accrued expenses and other liabilities	(199,065)	85,350
Income taxes payable/receivable	(302)	15,654
Net cash provided by operating activities	$219,132	$339,086
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding capitalized interest	(41,960)	(59,729)
Capitalized interest payments	(1,677)	—
Proceeds from sale of business and other assets, net	37,971	18,531
Other investing activities	(3,322)	—
Net cash used in investing activities	$(8,988)	$(41,198)

	Six Months Ended June 30,
	2018	2017
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	300,000
Proceeds from issuance of term loans	—	3,415,000
Principal payments on term loans	(17,076)	(3,713,875)
Principal payments on other indebtedness	(2,574)	(3,675)
Deferred financing fees	—	(53,954)
Payments for contingent consideration	(19,267)	(41,240)
Payments of tax withholding for restricted shares	(1,876)	(1,839)
Net cash used in financing activities	$(40,793)	$(99,583)
Effect of foreign exchange rate	(1,010)	2,926
Movement in cash held for sale	—	(21,125)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$168,341	$180,106
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,311,014	805,180
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,479,355	$985,286
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$126,400	$522,770
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$148,824	$440,190
Other cash distributions for mesh legal settlements	$12,761	$3,794
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for purchases of property, plant and equipment	$3,118	$1,325
See Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018 and the results of our operations and our cash flows for the periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2017 was derived from audited financial statements.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Certain prior period amounts have been reclassified to conform to the current period presentation as a result of our fourth-quarter 2017 adoption of Accounting Standards Update (ASU) No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash” (ASU 2016-18). The table below presents the effects of ASU 2016-18 on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (in thousands):

	Prior to Adoption	Impact of Adoption	Subsequent to Adoption
Net cash provided by operating activities	$340,986	$(1,900)	$339,086
Net cash used in investing activities	(123,780)	82,582	(41,198)
Net cash used in financing activities	(99,583)	—	(99,583)
Effect of foreign exchange rate	2,786	140	2,926
Movement in cash held for sale	(21,125)	—	(21,125)
Net change (1)	$99,284	$80,822	$180,106
Beginning-of-period balance (2)	517,250	287,930	805,180
End-of-period balance (2)	$616,534	$368,752	$985,286
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

Additionally, the information in this Quarterly Report on Form 10-Q has been retrospectively recast to reflect the change in reportable segments referenced in Note 6. Segment Results.
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

Revenue Recognition. The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective method for all revenue-generating contracts, including modifications thereto, that were not completed contracts at the date of adoption. For further discussion of the impact of adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of June 30, 2018” section below. ASC 606 applies to contracts with commercial substance that establish the payment terms and each party’s rights regarding the goods or services to be transferred, to the extent collection of substantially all of the related consideration is probable. Under ASC 606, we recognize revenue for contracts meeting these criteria when (or as) we satisfy our performance obligations for such contracts by transferring control of the underlying promised goods or services to our customers. The amount of revenue we recognize reflects our estimate of the consideration we expect to be entitled to receive, subject to certain constraints, in exchange for such goods or services. This amount is referred to as the transaction price.
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
Contract assets and liabilities related to rights and obligations arising from a single contract, or a series of contracts combined and accounted for as a single contract, are generally presented on a net basis. Contract assets and liabilities are further described in Note 11. Contract Assets and Liabilities.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2018
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. This guidance will be effective for the Company beginning in the first quarter of 2019, with early application permitted, and the Company plans to adopt this guidance in the first quarter of 2019. The Company is continuing to evaluate the impact that this new guidance will have on its consolidated financial statements, including its disclosures and the method of adoption. It is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. This will result in a significant increase in assets and liabilities on the Company’s consolidated balance sheets. In preparation for the adoption of this guidance, the Company is continuing the process of identifying and validating the Company’s lease information and evaluating the impact that this new guidance will have on its processes and controls.
In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02). ASU 2018-02 allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-02 on the Company’s consolidated results of operations and financial position.
In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (ASU 2018-09). ASU 2018-09 makes changes to a variety of topics to clarify, correct errors in or make minor improvements to the Accounting Standards Codification. Certain of these provisions are effective immediately; however, these provisions did not have a material impact on the Company’s financial statements or disclosures. The remaining provisions are generally effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact of these remaining provisions of ASU 2018-09 on the Company’s consolidated results of operations and financial position.
Recent Accounting Pronouncements Adopted or Otherwise Effective as of June 30, 2018
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which was subsequently amended and supplemented by several additional ASUs including:

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
The current period impact of adoption on our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets is as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Statement of Operations:	Amounts reported under ASC 606	Amounts assuming continued application of ASC 605	Effect of adoption of ASC 606 (1)	Amounts reported under ASC 606	Amounts assuming continued application of ASC 605	Effect of adoption of ASC 606 (1)
Total revenues	$714,696	$709,887	$4,809	$1,415,223	$1,412,561	$2,662
Cost of revenues	$381,905	$379,286	$2,619	$785,503	$784,612	$891
Other income, net	$(28,831)	$(27,831)	$(1,000)	$(31,709)	$(30,709)	$(1,000)
(Loss) income from continuing operations	$(52,479)	$(55,669)	$3,190	$(550,217)	$(552,988)	$2,771
Net (loss) income	$(60,867)	$(64,057)	$3,190	$(566,356)	$(569,127)	$2,771
Net (loss) income per share—Basic:
Continuing operations	$(0.23)	$(0.25)	$0.02	$(2.46)	$(2.47)	$0.01
Total basic	$(0.27)	$(0.29)	$0.02	$(2.53)	$(2.54)	$0.01
Net (loss) income per share—Diluted:
Continuing operations	$(0.23)	$(0.25)	$0.02	$(2.46)	$(2.47)	$0.01
Total diluted	$(0.27)	$(0.29)	$0.02	$(2.53)	$(2.54)	$0.01
__________

(1)	Amounts may not add due to rounding.

	At June 30, 2018
Balance Sheet:	Amounts reported under ASC 606	Amounts assuming continued application of ASC 605	Effect of adoption of ASC 606
Assets:
Inventories, net	$343,318	$353,012	$(9,694)
Prepaid expenses and other current assets	$45,305	$34,994	$10,311
Other assets	$68,525	$63,579	$4,946
Liabilities:
Accounts payable and accrued expenses	$1,027,357	$1,027,641	$(284)
Shareholders' (deficit) equity:
Accumulated deficit	$(8,659,819)	$(8,665,666)	$5,847
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
NOTE 3. DISCONTINUED OPERATIONS AND DIVESTITURES
Astora
The Company’s Astora business ceased business operations on March 31, 2016. The operating results of Astora are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Litigation-related and other contingencies, net	$—	$775,474	$—	$775,684
Loss from discontinued operations before income taxes	$(8,388)	$(791,588)	$(16,139)	$(804,485)
Income tax benefit	$—	$(91,090)	$—	$(95,582)
Discontinued operations, net of tax	$(8,388)	$(700,498)	$(16,139)	$(708,903)
Amounts reported in the table above as Litigation-related and other contingencies, net primarily relate to charges for vaginal-mesh-related matters, which are further described in Note 14. Commitments and Contingencies. Loss from discontinued operations before income taxes also includes mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $16.1 million and $708.9 million for the six months ended June 30, 2018 and 2017, respectively, and the impact of cash activity related to vaginal mesh cases, which is further described in Note 14. Commitments and Contingencies. There was no net cash used in discontinued investing activities related to Astora during the six months ended June 30, 2018 or 2017. There was no depreciation or amortization during the six months ended June 30, 2018 or 2017 related to Astora.
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
The Company did not incur any pre-tax charges during the three and six months ended June 30, 2018 as a result of the January 2017 Restructuring Initiative. During the six months ended June 30, 2017, the Company incurred total pre-tax charges of approximately $15.1 million related to employee separation and other benefit-related costs. Of the total charges incurred, $6.9 million was included in the U.S. Branded - Specialty & Established Pharmaceuticals segment, $4.9 million was included in Corporate unallocated costs and $3.3 million was included in the U.S. Generic Pharmaceuticals segment. These charges were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. There were no charges related to this restructuring initiative for the three months ended June 30, 2017. The Company does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative. Substantially all cash payments were made by the end of 2017 and substantially all of the actions associated with this restructuring were completed by the end of April 2017.
2017 U.S. Generic Pharmaceuticals Restructuring Initiative
On July 21, 2017, the Company announced that after completing a comprehensive review of its manufacturing network, the Company would be ceasing operations and closing its manufacturing and distribution facilities in Huntsville, Alabama (the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative). The closure of the facilities was completed in June 2018. Employee separation, retention and certain other employee benefit-related costs are expensed ratably over the requisite service period. Other costs including, but not limited to, contract termination fees and product technology transfer costs, are expensed as incurred.
As a result of the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative, the Company incurred pre-tax charges of $27.1 million and $54.8 million during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018, the expenses consisted of charges relating to accelerated depreciation of $18.0 million, employee separation, retention and other benefit-related costs of $3.9 million and certain other charges of $5.2 million. During the six months ended June 30, 2018, the expenses consisted of charges relating to accelerated depreciation of $35.2 million, employee separation, retention and other benefit-related costs of $7.7 million, asset impairment charges of $2.6 million and certain other charges of $9.3 million. During both the three and six months ended June 30, 2017, the Company incurred pre-tax charges of $109.3 million, consisting of certain intangible asset and property, plant and equipment impairment charges of $89.5 million, charges to increase excess inventory reserves of $7.9 million and certain other charges of $11.9 million.
These charges are included in the U.S. Generic Pharmaceuticals segment. Accelerated depreciation and employee separation, retention and other benefit-related costs are included in Cost of revenues. Certain other charges are included in both Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur approximately $3.6 million of other miscellaneous additional pre-tax restructuring-related expenses related to this initiative. Substantially all cash payments are expected to be made by the end of the third quarter in 2019.

The liability related to the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative is primarily included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the six months ended June 30, 2018 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2018	$22,975	$1,610	$24,585
Expenses	7,709	6,603	14,312
Cash distributions	(12,733)	(7,863)	(20,596)
Liability balance as of June 30, 2018	$17,951	$350	$18,301
January 2018 Restructuring Initiative
In January 2018, the Company initiated a restructuring initiative that included a reorganization of its U.S. Generic Pharmaceuticals segment’s research and development network, a further simplification of the Company’s manufacturing networks and a company-wide unification of certain corporate functions (the January 2018 Restructuring Initiative).
As a result of the January 2018 Restructuring Initiative, the Company expects total related pre-tax charges of approximately $25 million, substantially all of which will result in cash outlays. The estimated restructuring charges consist of employee separation, retention and other benefit-related costs of approximately $23 million and certain other charges of approximately $2 million. Employee separation, retention and certain other employee benefit-related costs are expensed ratably over the requisite service period. Other costs are expensed as incurred.
As a result of the January 2018 Restructuring Initiative, the Company incurred pre-tax charges of $0.9 million and $23.8 million during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018, the expenses primarily consisted of employee separation, retention and other benefit-related costs of $0.7 million and certain other charges of $0.2 million. Of the total charges incurred, $0.6 million are included in the U.S. Generic Pharmaceuticals segment, $0.1 million are included in the International Pharmaceuticals segment and $0.2 million are included in the U.S. Branded - Sterile Injectables segment. During the six months ended June 30, 2018, the expenses primarily consisted of employee separation, retention and other benefit-related costs of $22.6 million and certain other charges of $1.2 million. Of the total charges incurred, $10.8 million are included in the U.S. Generic Pharmaceuticals segment, $5.2 million are included in Corporate unallocated costs, $4.0 million are included in the U.S. Branded - Sterile Injectables segment, $3.1 million are included in the International Pharmaceuticals segment and $0.7 million are included in the U.S. Branded - Specialty & Established Pharmaceuticals segment.
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
The liability related to the January 2018 Restructuring Initiative is primarily included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the six months ended June 30, 2018 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2018	$—	$650	$650
Expenses	22,567	1,572	24,139
Cash distributions	(12,896)	(1,783)	(14,679)
Liability balance as of June 30, 2018	$9,671	$439	$10,110

NOTE 5. ACQUISITIONS
On April 26, 2018, the Company entered into a Membership Interest and Asset Purchase Agreement (the Somerset Purchase Agreement) with Mendham Holdings, LLC (the Seller) and certain other Seller related parties in connection with the acquisition of all of the limited liability company membership interests (the LLC Interests) of Somerset Therapeutics, LLC (Somerset) and certain of Somerset’s assets, including intellectual property, product Abbreviated New Drug Applications (ANDAs) and inventory (the Somerset Assets). Somerset is a specialty pharmaceutical company that develops and markets sterile injectable and ophthalmic drugs for the U.S. market. The Somerset acquisition is contingent upon the closing of the acquisition of the Indian-based Wintac business (as defined below).
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
The Somerset acquisition is expected to close in the second half of 2018, subject to satisfaction of customary closing conditions, including required regulatory approvals and the closing of the acquisition of the Wintac business. In connection with the Somerset acquisition, the Company’s Indian subsidiary has entered into separate agreements to acquire the entire business of Somerset’s Indian-based contract development and manufacturing affiliate, Wintac Limited (Wintac), including certain real property in Bangalore, India and the manufacturing plants thereon and to assume certain debt of Wintac for the expected aggregate amount of the rupee equivalent of approximately $30 million, subject to customary adjustments for net working capital.
NOTE 6. SEGMENT RESULTS
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
We evaluate segment performance based on each segment’s adjusted income from continuing operations before income tax, which we define as Loss from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; gains or losses from early termination of debt; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items.
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
U.S. Branded - Specialty & Established Pharmaceuticals
Our U.S. Branded - Specialty & Established Pharmaceuticals segment includes a variety of branded prescription products to treat and manage conditions in urology, urologic oncology, endocrinology, pain and orthopedics. The products in this segment include XIAFLEX®, SUPPRELIN® LA, TESTOPEL®, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, VOLTAREN® Gel, LIDODERM®, EDEX®, TESTIM® and FORTESTA® Gel, among others.

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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues from external customers:
U.S. Branded - Specialty & Established Pharmaceuticals	$212,637	$245,188	$412,872	$495,347
U.S. Branded - Sterile Injectables	217,843	180,292	433,697	352,460
U.S. Generic Pharmaceuticals	241,236	383,020	490,476	932,835
International Pharmaceuticals (1)	42,980	67,231	78,178	132,689
Total net revenues from external customers	$714,696	$875,731	$1,415,223	$1,913,331
Adjusted income from continuing operations before income tax:
U.S. Branded - Specialty & Established Pharmaceuticals	$83,749	$127,595	$177,563	$257,087
U.S. Branded - Sterile Injectables	173,308	140,062	342,753	266,529
U.S. Generic Pharmaceuticals	90,302	113,804	164,582	328,936
International Pharmaceuticals	18,499	14,812	32,217	29,694
Total segment adjusted income from continuing operations before income tax	$365,858	$396,273	$717,115	$882,246
__________

(1)
Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada and, prior to the sale of Litha on July 3, 2017 and Somar on October 25, 2017, South Africa and Latin America.

There were no material revenues from external customers attributed to an individual country outside of the United States during any of the periods presented. There were no material tangible long-lived assets in an individual country other than the United States as of June 30, 2018 or December 31, 2017.

The table below provides reconciliations of our consolidated Loss from continuing operations before income tax, which is determined in accordance with U.S. generally accepted accounting principles (U.S. GAAP), to our total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total consolidated loss from continuing operations before income tax	$(46,244)	$(753,500)	$(528,491)	$(930,851)
Interest expense, net	130,059	121,747	254,049	233,746
Corporate unallocated costs (1)	43,046	34,152	95,506	81,620
Amortization of intangible assets	153,215	190,943	310,387	454,077
Inventory step-up	124	100	190	215
Upfront and milestone payments to partners	36,964	3,082	38,296	6,177
Separation benefits and other cost reduction initiatives (2)	29,153	24,614	78,140	47,284
Certain litigation-related and other contingencies, net (3)	19,620	(2,600)	17,120	(1,664)
Asset impairment charges (4)	22,767	725,044	471,183	929,006
Acquisition-related and integration items (5)	5,161	4,190	11,996	15,070
Loss on extinguishment of debt	—	51,734	—	51,734
Foreign currency impact related to the remeasurement of intercompany debt instruments	(574)	(3,233)	(3,088)	(5,927)
Other, net (6)	(27,433)	—	(28,173)	1,759
Total segment adjusted income from continuing operations before income tax	$365,858	$396,273	$717,115	$882,246
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $5.4 million and $30.6 million for the three and six months ended June 30, 2018, respectively. Other amounts for the three and six months ended June 30, 2018 include accelerated depreciation of $18.1 million and $35.2 million, respectively, charges to increase excess inventory reserves of $0.2 million and $2.6 million, respectively, and other charges of $5.4 million and $9.7 million, respectively, each of which related primarily to our restructuring initiatives. During the three and six months ended June 30, 2017, amounts primarily relate to employee separation costs of $0.7 million and $21.5 million, respectively, charges to increase excess inventory reserves of $7.9 million during both periods and other charges of $16.0 million and $17.5 million, respectively, related primarily to the 2017 U.S. Generics Pharmaceuticals restructuring initiative. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)	Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 14. Commitments and Contingencies.

(4)
Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 9. Goodwill and Other Intangibles as well as charges to write down certain property, plant and equipment as further described in Note 7. Fair Value Measurements.

(5)
Amounts during the three and six months ended June 30, 2018 are primarily related to charges due to changes in the fair value of contingent consideration of $4.1 million and $11.0 million, respectively. Amounts during the three and six months ended June 30, 2017 include charges due to changes in the fair value of contingent consideration of $2.0 million and $8.1 million, respectively. All other amounts are directly related to costs associated with acquisition and integration efforts.

(6)	Amounts during the three and six months ended June 30, 2018 primarily relate to gains on sales of businesses and other assets, as further described in Note 17. Other income, net.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Branded - Specialty & Established Pharmaceuticals:
Specialty Products:
XIAFLEX®	$63,500	$50,077	$120,641	$99,602
SUPPRELIN® LA	19,963	23,649	40,540	42,830
Other Specialty (1)	36,429	36,745	70,626	72,773
Total Specialty Products	$119,892	$110,471	$231,807	$215,205
Established Products:
PERCOCET®	$30,833	$30,889	$62,809	$61,834
VOLTAREN® Gel	17,811	20,270	29,128	34,544
OPANA® ER	—	31,582	—	67,300
Other Established (2)	44,101	51,976	89,128	116,464
Total Established Products	$92,745	$134,717	$181,065	$280,142
Total U.S. Branded - Specialty & Established Pharmaceuticals (3)	$212,637	$245,188	$412,872	$495,347
U.S. Branded - Sterile Injectables:
VASOSTRICT®	$106,329	$95,750	$220,054	$194,908
ADRENALIN®	36,658	19,032	66,398	25,129
Other Sterile Injectables (4)	74,856	65,510	147,245	132,423
Total U.S. Branded - Sterile Injectables (3)	$217,843	$180,292	$433,697	$352,460
Total U.S. Generic Pharmaceuticals (5)	$241,236	$383,020	$490,476	$932,835
Total International Pharmaceuticals (6)	$42,980	$67,231	$78,178	$132,689
Total Revenues	$714,696	$875,731	$1,415,223	$1,913,331
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray and AVEED®.

(2)	Products included within Other Established include, but are not limited to, LIDODERM®, EDEX®, TESTIM® and FORTESTA® Gel, including the authorized generics.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2018 or 2017.

(4)	Products included within Other Sterile Injectables include, but are not limited to, APLISOL®, ephedrine sulfate injection and neostigmine methylsulfate injection.

(5)
The U.S. Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three and six months ended June 30, 2017, combined sales of ezetimibe tablets and quetiapine ER tablets, for which we lost temporary marketing exclusivity during the second quarter of 2017, made up 6% and 13% of consolidated total revenue, respectively. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.

(6)
The International Pharmaceuticals segment, which accounted for 6% of consolidated total revenues during both the three and six months ended June 30, 2018 and 8% and 7% of consolidated total revenues during the three and six months ended June 30, 2017, respectively, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin Labs, Inc. (Paladin). This segment also included: (i) our South African business, which was sold in July 2017 and consisted of Litha and certain assets acquired from Aspen Holdings in October 2015 and (ii) our Latin American business consisting of Somar, which was sold in October 2017.

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

At June 30, 2018 and December 31, 2017, the Company had combined restricted cash and cash equivalents of $380.6 million and $324.4 million, respectively, of which $358.2 million and $320.5 million, respectively, are classified as current assets and reported in our Condensed Consolidated Balance Sheets as Restricted cash and cash equivalents. The remaining amounts, which are classified as non-current assets, are reported in our Condensed Consolidated Balance Sheets as Other assets. Approximately $292.5 million and $313.8 million of our restricted cash and cash equivalents are held in qualified settlement funds (QSFs) for mesh-related matters at June 30, 2018 and December 31, 2017, respectively. The remaining amount of restricted cash and cash equivalents at June 30, 2018 primarily relates to other litigation-related matters. See Note 14. Commitments and Contingencies for further information.
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
Marketable Securities
Equity securities consist of investments in the stock of publicly traded companies, the values of which are based on quoted market prices and thus represent Level 1 measurements within the above-defined fair value hierarchy. These securities are not held to support current operations and are therefore classified as non-current assets. Equity securities are included in Marketable securities in our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:
June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$406,412	$—	$—	$406,412
Time deposits	—	109,919	—	109,919
Equity securities	2,404	—	—	2,404
Total	$408,816	$109,919	$—	$518,735
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$52,922	$52,922
Acquisition-related contingent consideration—long-term	—	—	99,176	99,176
Total	$—	$—	$152,098	$152,098

	Fair Value Measurements at Reporting Date using:
December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$439,831	$—	$—	$439,831
Time deposits	—	303,410	—	303,410
Equity securities	1,456	—	—	1,456
Total	$441,287	$303,410	$—	$744,697
Liabilities:
Acquisition-related contingent consideration—short-term	$—	$—	$70,543	$70,543
Acquisition-related contingent consideration—long-term	—	—	119,899	119,899
Total	$—	$—	$190,442	$190,442
At June 30, 2018 and December 31, 2017, money market funds include $93.8 million and $35.6 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 14. Commitments and Contingencies for further discussion of our product liability cases. The differences between the amortized cost and fair value of our money market funds and equity securities were not material, individually or in the aggregate, at June 30, 2018 or December 31, 2017, nor were any of the related gross unrealized gains or losses.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning of period	$169,287	$234,391	$190,442	$262,113
Amounts settled	(20,967)	(26,219)	(48,734)	(60,310)
Changes in fair value recorded in earnings	4,127	1,950	10,962	8,134
Effect of currency translation	(349)	338	(572)	523
End of period	$152,098	$210,460	$152,098	$210,460

At June 30, 2018, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10% to 22% (weighted average rate of approximately 15%). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, and amounts recorded for the short-term and long-term portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2018 by acquisition (in thousands):

	Balance as of December 31, 2017	Fair Value Adjustments and Accretion	Payments and Other	Balance as of June 30, 2018
Auxilium acquisition	$13,061	$(223)	$(1,844)	$10,994
Lehigh Valley Technologies, Inc. acquisitions	63,001	6,674	(26,975)	42,700
VOLTAREN® Gel acquisition	98,124	7,938	(19,227)	86,835
Other	16,256	(3,427)	(1,260)	11,569
Total	$190,442	$10,962	$(49,306)	$152,098
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2018 were as follows (in thousands):

	Fair Value Measurements at Reporting Date using:			Total Expense for the Six Months Ended June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangible assets, excluding goodwill (Note 9)	$—	$—	$173,270	$(76,967)
Certain property, plant and equipment (1)	—	—	—	(3,216)
Total	$—	$—	$173,270	$(80,183)
__________

(1)	Amount includes $2.6 million related to the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative, which is described further in Note 4. Restructuring.
Additionally, the Company recorded aggregate goodwill impairment charges during the six months ended June 30, 2018 of $391.0 million. Refer to Note 9. Goodwill and Other Intangibles for further description, including the valuation methodologies utilized.
NOTE 8. INVENTORIES
Inventories consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials (1)	$117,199	$124,685
Work-in-process (1)	91,857	109,897
Finished goods (1)	134,262	156,855
Total	$343,318	$391,437
__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year, which relates primarily to XIAFLEX® inventory, is classified as long-term inventory and is not included in the table above. At June 30, 2018 and December 31, 2017, $11.3 million and $17.1 million, respectively, of long-term inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the Company’s Condensed Consolidated Balance Sheets included approximately $8.6 million and $5.9 million, respectively, of capitalized pre-launch inventories related to generic products that were not yet available to be sold.

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2018 were as follows (in thousands):

	U.S. Branded - Specialty & Established Pharmaceuticals	U.S. Branded - Sterile Injectables	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2017	$828,818	$—	$3,531,301	$89,963	$4,450,082
Allocation to current segments (1)	—	2,731,193	(2,731,193)	—	—
Effect of currency translation	—	—	—	(3,889)	(3,889)
Goodwill impairment charges	—	—	(391,000)	—	(391,000)
Goodwill as of June 30, 2018	$828,818	$2,731,193	$409,108	$86,074	$4,055,193
__________

(1)
This allocation relates to the change in segments described in Note 6. Segment Results. The amount of goodwill initially attributed to the new U.S. Branded - Sterile Injectables and U.S. Generic Pharmaceuticals segments was determined using a relative fair value methodology in accordance with U.S. GAAP.

The carrying amounts of goodwill at June 30, 2018 and December 31, 2017 are net of the following accumulated impairments (in thousands):

	U.S. Branded - Specialty & Established Pharmaceuticals	U.S. Branded - Sterile Injectables	U.S. Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2017	$855,810	$—	$2,342,549	$463,545	$3,661,904
Accumulated impairment losses as of June 30, 2018	$855,810	$—	$2,733,549	$443,708	$4,033,067

Other Intangible Assets
Changes in the amount of other intangible assets for the six months ended June 30, 2018 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2017	Acquisitions	Impairments	Other (1)	Effect of Currency Translation	Balance as of June 30, 2018
Indefinite-lived intangibles:
In-process research and development	$347,200	$—	$(50,500)	$—	$—	$296,700
Total indefinite-lived intangibles	$347,200	$—	$(50,500)	$—	$—	$296,700
Finite-lived intangibles:
Licenses (weighted average life of 12 years)	$457,402	$—	$—	$—	$—	$457,402
Tradenames	6,409	—	—	—	—	6,409
Developed technology (weighted average life of 11 years)	6,187,764	—	(26,467)	(10,647)	(11,892)	6,138,758
Total finite-lived intangibles (weighted average life of 11 years)	$6,651,575	$—	$(26,467)	$(10,647)	$(11,892)	$6,602,569
Total other intangibles	$6,998,775	$—	$(76,967)	$(10,647)	$(11,892)	$6,899,269

Accumulated amortization:	Balance as of December 31, 2017	Amortization	Impairments	Other (1)	Effect of Currency Translation	Balance as of June 30, 2018
Finite-lived intangibles:
Licenses	$(370,221)	$(14,174)	$—	$—	$—	$(384,395)
Tradenames	(6,409)	—	—	—	—	(6,409)
Developed technology	(2,304,461)	(296,213)	—	10,647	5,428	(2,584,599)
Total other intangibles	$(2,681,091)	$(310,387)	$—	$10,647	$5,428	$(2,975,403)
Net other intangibles	$4,317,684					$3,923,866
__________

(1)	Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the three and six months ended June 30, 2018 totaled $153.2 million and $310.4 million, respectively. Amortization expense for the three and six months ended June 30, 2017 totaled $190.9 million and $454.1 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2017 is as follows (in thousands):

2018	$623,324
2019	$551,471
2020	$491,046
2021	$458,821
2022	$438,071
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
During the three and six months ended June 30, 2018 and 2017, the Company incurred the following goodwill and other intangible asset impairment charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Goodwill impairment charges	$—	$206,143	$391,000	$288,745
Other intangible asset impairment charges	$22,767	$476,971	$76,967	$595,877
A summary of significant goodwill and other intangible asset impairment tests and related charges is included below. Other intangible asset impairment charges that are not included in the below narrative totaled $22.8 million and $309.4 million during the three months ended June 30, 2018 and 2017, respectively, and $77.0 million and $382.8 million during the six months ended June 30, 2018 and 2017, respectively. These charges relate primarily to certain in-process research and development and/or developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
Our first quarter 2018 change in segments described in Note 6. Segment Results resulted in changes to our reporting units for goodwill impairment testing purposes, including the creation of a new U.S. Branded - Sterile Injectables reporting unit, which was previously part of our Generics reporting unit. As a result of these changes, under U.S. GAAP, we tested the goodwill of the former Generics reporting unit immediately before the segment realignment and the goodwill of both the new U.S. Branded - Sterile Injectables and U.S. Generic Pharmaceuticals reporting units immediately after the segment realignment. These goodwill tests were performed using an income approach that utilizes a discounted cash flow model. The results of these goodwill impairment tests were as follows:

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
As a result of the withdrawal of OPANA® ER from the market and the continued erosion of our U.S. Branded Pharmaceuticals segment’s Established Products portfolio, we initiated an interim goodwill impairment analysis of our Branded reporting unit during the second quarter of 2017. We recorded a pre-tax, non-cash goodwill impairment charge of $180.4 million during the three months ended June 30, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. We estimated the fair value of the Branded reporting unit using an income approach that utilized a discounted cash flow model. The discount rate applied to the estimated cash flows for our Branded goodwill impairment test was 9.5%.

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
Pursuant to an existing agreement with a wholly owned subsidiary of Novartis AG (Novartis), Paladin licensed the Canadian rights to commercialize serelaxin, an investigational drug for the treatment of acute heart failure (AHF). In March 2017, Novartis announced that a Phase 3 study of serelaxin in patients with AHF failed to meet its primary endpoints. As a result, we concluded that the full carrying amount of our serelaxin in-process research and development intangible asset was impaired, resulting in a $45.5 million pre-tax non-cash impairment charge for the three months ended March 31, 2017. In addition and as a result of the serelaxin impairment, we assessed the recoverability of our Paladin goodwill balance and determined that the estimated fair value of the Paladin reporting unit was below its carrying amount. We recorded a pre-tax, non-cash goodwill impairment charge of $82.6 million during the three months ended March 31, 2017 for the amount by which the carrying amount exceeded the reporting unit’s fair value. We estimated the fair value of the Paladin reporting unit using an income approach that utilized a discounted cash flow model. The discount rate applied to the estimated cash flows for our Paladin goodwill impairment test was 10.0%.
As further discussed in Note 3. Discontinued Operations and Divestitures, we entered into a definitive agreement to sell Somar on June 30, 2017, which resulted in Somar’s assets and liabilities being classified as held for sale. The initiation of held-for-sale accounting, together with the agreed upon sale price, triggered an impairment review. Accordingly, we performed an impairment analysis using a market approach and determined that impairment charges were required. We recorded pre-tax, non-cash impairment charges of $25.7 million and $89.5 million related to Somar’s goodwill and other intangible assets, respectively, during the second quarter of 2017, each of which represented the remaining carrying amounts of the corresponding assets.
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
During the three months ended June 30, 2018, we entered into a development, license and commercialization agreement with a third party pharmaceutical company related to five sterile injectable product candidates. Pursuant to this agreement, the third party will generally be responsible, at its expense, to develop and seek regulatory approval for these product candidates, and the Company will generally be responsible, at its expense, to launch and distribute any products that are approved. The Company will have exclusive license rights to all of these products launched in the U.S. and a first right of refusal for the Canadian territory. Upon entering into this agreement, the Company became obligated to make an upfront payment, which was recorded as Research and development expense in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2018. The Company could become obligated to make additional payments based on certain potential future milestones being achieved.
There have been no other significant changes to our license, collaboration and discovery agreements since our Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 11. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At June 30, 2018, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered product. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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

The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	June 30, 2018	January 1, 2018	$ Change	% Change
Contract assets, net (1)	$15,257	$11,287	$3,970	35%
Contract liabilities, net (2)	$20,054	$20,954	$(900)	(4)%
__________

(1)
At June 30, 2018 and January 1, 2018, approximately $10.3 million and $8.2 million, respectively, of these contract asset amounts are classified as current assets and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as non-current and are included in Other assets. The net increase in contract assets during the six months ended June 30, 2018 was primarily due to certain sales activity during the period, partially offset by reclassifications to accounts receivable following the resolution of certain conditions other than the passage of time affecting the Company’s rights to consideration for the sale of certain goods.

(2)
At June 30, 2018 and January 1, 2018, approximately $1.7 million and $1.9 million, respectively, of these contract liability amounts are classified as current liabilities and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as non-current and are included in Other liabilities. During the six months ended June 30, 2018, the Company recognized revenue of $0.9 million that was included in the contract liability balance at January 1, 2018, resulting in a corresponding decrease in contract liabilities.

During the six months ended June 30, 2018, we recognized revenue of $0.5 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts payable	$95,195	$85,348
Returns and allowances	276,677	291,034
Rebates	142,813	168,333
Chargebacks	5,513	14,604
Accrued interest	130,242	130,257
Accrued payroll and related benefits	84,317	113,908
Accrued royalties and other distribution partner payables	52,515	63,114
Acquisition-related contingent consideration—short-term	52,922	70,543
Other	187,163	159,684
Total	$1,027,357	$1,096,825
NOTE 13. DEBT
The following table presents information about the Company’s total indebtedness at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.91%	$400,000	$391,941	7.91%	$400,000	$390,974
5.75% Senior Notes due 2022	6.04%	700,000	693,646	6.04%	700,000	692,855
5.375% Senior Notes due 2023	5.62%	750,000	742,732	5.62%	750,000	742,048
6.00% Senior Notes due 2023	6.28%	1,635,000	1,615,104	6.28%	1,635,000	1,613,446
5.875% Senior Secured Notes due 2024	6.14%	300,000	295,784	6.14%	300,000	295,513
6.00% Senior Notes due 2025	6.27%	1,200,000	1,182,311	6.27%	1,200,000	1,181,243
Term Loan B Facility Due 2024	5.46%	3,380,850	3,345,637	5.46%	3,397,925	3,360,103
Other debt	1.50%	55	55	1.50%	55	55
Total long-term debt, net		$8,365,905	$8,267,210		$8,382,980	$8,276,237
Less current portion, net		34,205	34,205		34,205	34,205
Total long-term debt, less current portion, net		$8,331,700	$8,233,005		$8,348,775	$8,242,032

The senior unsecured notes are unsecured and effectively subordinated in right of priority to our credit agreement (the 2017 Credit Agreement) and our senior secured notes, in each case to the extent of the value of the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $7.5 billion at both June 30, 2018 and December 31, 2017. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facility
We have $996.8 million of remaining credit available through our Revolving Credit Facility as of June 30, 2018. As of June 30, 2018, we were in compliance with all covenants contained in our credit agreement.
NOTE 14. COMMITMENTS AND CONTINGENCIES
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
We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any and all such disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the resolution of any dispute has been reached and realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be less than the stated coverage limits and may not be adequate to cover damages and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
As of June 30, 2018, our accrual for loss contingencies totaled $1,160.5 million, of which $930.0 million relates to our liability accrual for vaginal mesh cases and other mesh-related matters. During the fourth quarter of 2017, the Company recorded a total increase to its legal accruals of approximately $200 million related to testosterone-related product liability matters and LIDODERM®-related antitrust matters, which reflects the Company’s conclusion that a loss is probable with respect to these matters. The accrual for LIDODERM®-related matters includes an estimated loss for, among other matters, settlement of all remaining claims filed against EPI in multidistrict litigation (MDL) No. 2521, which is further discussed below under the heading “Other Antitrust Matters.” The testosterone-related accrual includes an estimated loss for, among other matters, all testosterone-related product liability cases filed in MDL No. 2545 and in other courts. These cases are further discussed below under the heading “Product Liability and Related Matters.” Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Product Liability and Related Matters
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various U.S. federal and state courts, as well as in Canada and other countries, alleging personal injury resulting from the use of certain products of our subsidiaries. These and other related matters are described below in more detail.
Vaginal Mesh. Since 2008, we and certain of our subsidiaries, including American Medical Systems Holdings, Inc. (subsequently converted to Astora Women’s Health Holding LLC and merged into Astora Women’s Health LLC and referred to herein as AMS) and/or Astora, have been named as defendants in multiple lawsuits in various state and federal courts in the U.S. (including a federal MDL pending in the U.S. District Court for the Southern District of West Virginia (MDL No. 2325)), and in Canada and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). In January 2018, a representative proceeding (class action) was filed in the Federal Court of Australia against American Medical Systems, LLC. In the various class action and individual complaints, plaintiffs claim a variety of personal injuries, including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.

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
The following table presents the changes in the QSFs and mesh liability accrual balance during the six months ended June 30, 2018 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of January 1, 2018	$313,814	$1,087,172
Additional charges	—	—
Cash contributions to Qualified Settlement Funds	126,400	—
Cash distributions to settle disputes from Qualified Settlement Funds	(148,824)	(148,824)
Cash distributions to settle disputes	—	(12,761)
Other (1)	1,156	4,388
Balance as of June 30, 2018	$292,546	$929,975
__________

(1)
Amounts deposited in the QSFs may earn interest, which is generally used to pay administrative costs of the fund and is reflected in the table above as an increase to the QSF balance. Any interest remaining after all claims have been paid will generally be distributed to the claimants. The $4.4 million in the table above represents a reclassification adjustment for amounts previously recorded in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

As of June 30, 2018, $869.2 million of the mesh liability accrual amount shown above is classified in the Current portion of the legal settlement accrual in the Condensed Consolidated Balance Sheets, with the remainder classified as Long-term legal settlement accrual, less current portion. Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
To date, the Company has made total mesh liability payments of approximately $3.0 billion, $292.5 million of which remains in the QSFs as of June 30, 2018. We expect to fund into the QSFs the remaining payments under all settlement agreements during the remainder of 2018 and 2019. As the funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
We were contacted in October 2012 regarding a civil investigation initiated by a number of state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and we have subsequently received additional subpoenas from California and other states. We are cooperating with these investigations.

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
As of July 31, 2018, we were aware of approximately 1,254 testosterone cases (some of which may have been filed on behalf of multiple plaintiffs) pending against one or more of our subsidiaries in federal or state court. Many of these cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2545). In November 2015, the MDL court entered an order granting defendants’ motion to dismiss claims involving certain testosterone products that were approved pursuant to ANDAs, including TESTOPEL®. Plaintiffs filed a motion for reconsideration and clarification of this order. In March 2016, the MDL court granted plaintiffs’ motion in part and entered an order permitting certain claims to go forward to the extent they are based on allegations of fraudulent off-label marketing. An MDL trial against Auxilium involving TESTIM® took place in November 2017 and resulted in a defense verdict. A trial against Auxilium involving TESTIM® was scheduled for January 2018 in the Philadelphia Court of Common Pleas (PCCP) but resolved prior to trial.
In June 2018, counsel for plaintiffs, on the one hand, and Auxilium and EPI, on the other, executed an MSA allowing for the resolution of all known testosterone replacement therapy product liability claims against our subsidiaries. The MSA was solely by way of compromise and settlement and was not in any way an admission of fault by us or any of our subsidiaries.
The MSA is subject to a process that includes guidelines and procedures for administering the settlement and the release of funds. Among other things, the MSA provides for the creation of a QSF into which the settlement funds will be deposited, establishes participation requirements, and allows for a reduction of the total settlement payment in the event the participation threshold is not met. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use and injury as determined by a third-party special master, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreement.
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
The MDL also includes a lawsuit filed in November 2014 in the U.S. District for the Northern District of Illinois against EPI, Auxilium and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payers that claim to have paid for certain testosterone products. After a series of motions to dismiss, plaintiff filed a third amended complaint in April 2016, asserting civil claims for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and negligent misrepresentation based on defendants’ marketing of certain testosterone products. The court denied a motion to dismiss this complaint in August 2016. In July 2018, the court denied plaintiff’s motion for class certification. This lawsuit is not part of the settlement described above.
We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred.

Unapproved Drug Litigation
In September 2013, the State of Louisiana filed a petition for damages against certain of our subsidiaries, including EPI, and more than 50 other pharmaceutical companies in Louisiana state court (19th Judicial District) alleging that the defendants or their subsidiaries marketed products that were not approved by the FDA and seeking damages, fines, penalties, attorneys’ fees and costs under various causes of action. In October 2015, the district court entered judgment for defendants on their exception for no right of action. The State appealed, and in October 2016 the Louisiana First Circuit Court of Appeals reversed the dismissal as to the State’s Medicaid Assistance Program Integrity Law (MAPIL) and Louisiana Unfair Trade Practices Act (LUTPA) claims but affirmed the dismissal as to the State’s other claims. The State’s petition for rehearing was denied in December 2016. Both sides applied to the Louisiana Supreme Court for a writ of certiorari to review the First Circuit’s decision. Those writs were denied in March 2017. In May 2017, defendants filed exceptions for no cause of action in the district court. In August 2017, the court sustained defendants’ exception as to the MAPIL claim but overruled defendants’ exception as to the LUTPA claim. The State then filed a motion seeking reconsideration with respect to the MAPIL claim, and defendants filed a motion for clarification with respect to the court’s ruling on the LUTPA claim. In October 2017, the court denied the State’s motion and entered final judgment against the State with respect to the MAPIL claim. The court also granted defendants’ motion for clarification and dismissed the State’s LUTPA claim insofar as it sought civil penalties for alleged violations occurring before June 2, 2006. In October 2017, defendants applied for a supervisory writ to the Louisiana First Circuit Court of Appeals on the district court’s August 2017 order overruling defendants’ exception on the State’s LUTPA claim. The First Circuit Court of Appeals denied defendants’ writ application in July 2018.
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
Opioid-Related Matters
Since 2014, multiple U.S. states, counties, other governmental persons or entities and private plaintiffs have filed suit against certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), EPI, Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (Par), Vintage Pharmaceuticals, LLC and/or Generics Bidco I, LLC and, in some instances, the Company, as well as various other manufacturers, distributors and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of July 31, 2018, the cases of which we were aware include, but are not limited to, approximately 11 cases filed by states; approximately 1,221 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 78 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers; and approximately 26 cases filed by individuals. Certain of the cases have been filed as putative class actions.
Many of these cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In March 2018, the U.S. Department of Justice (DOJ) filed a statement of interest in the case, and in April 2018 it filed a motion to participate in settlement discussions and as a friend of the court, which the MDL court has granted. The MDL court has issued a series of case management orders permitting motions to dismiss addressing threshold legal issues in certain cases, setting a trial date in 2019 for three cases originally filed in the Northern District of Ohio, allowing certain discovery and establishing certain other deadlines and procedures, among other things.
Other cases remain pending in various state courts. In some jurisdictions, such as Connecticut, Illinois, New York, Pennsylvania and Texas, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. The state cases are generally at the pleading and/or discovery stage.
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
In September 2017, the Department of Justice for the State of Oregon and the Office of the Attorney General for the Commonwealth of Massachusetts issued CIDs to EHSI and EPI on behalf of a multistate group which we understand currently includes the District of Columbia and the following additional states: Arizona, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Iowa, Kansas, Maine, Maryland, Michigan, Minnesota, Nebraska, Nevada, New York, North Carolina, North Dakota, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. Our subsidiaries are cooperating with this investigation. We understand that these CIDs superseded prior subpoenas and/or CIDs issued by certain of the foregoing states.
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
Generic Drug Pricing Matters
In December 2014, we received a grand jury subpoena from the Antitrust Division of the DOJ issued by the U.S. District Court for the Eastern District of Pennsylvania to Par Pharmaceuticals. The subpoena requested documents and information focused primarily on product and pricing information relating to Par’s authorized generic version of Lanoxin (digoxin) oral tablets and Par’s generic doxycycline products, and on communications with competitors and others regarding those products. We are cooperating with the investigation.
In December 2015, EPI received interrogatories and a subpoena from the Connecticut Attorney General’s Office requesting documents and information regarding pricing of certain of generic products, including doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium and oxybutynin chloride. EPI is cooperating with this investigation.
In May 2018, we and our subsidiary Par each received a CID from the U.S. Department of Justice in relation to a False Claims Act investigation concerning whether generic pharmaceutical manufacturers engaged in price fixing and market allocation agreements, paid illegal remuneration and caused the submission of false claims. We are cooperating with the investigation.
Similar investigations may be brought by others or the foregoing matters may be expanded or result in litigation. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred.
Certain cases alleging price-fixing and other anticompetitive conduct with respect to various generic pharmaceutical products have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania under the caption In re Generic Pharmaceuticals Pricing Antitrust Litigation (MDL No. 2724). Among the lawsuits consolidated and/or coordinated in the MDL, the earliest lawsuits naming the Company and/or its subsidiaries were filed in November 2016 and related to digoxin and doxycycline.

The private plaintiffs in the MDL include alleged direct purchasers, end-payers, and indirect purchaser resellers, and they purport to represent not only themselves but also all others similarly situated. At the MDL court’s direction, in August 2017, each group of private plaintiffs (direct purchasers, end-payers and indirect purchaser resellers) filed separate consolidated amended class action complaints as to each of 18 products, except with respect to one product (propranolol) direct purchaser plaintiffs stated their intention to proceed on a consolidated amended complaint filed in the U.S. District Court for the Southern District of New York prior to MDL transfer (the Southern District of New York had denied a motion to dismiss this complaint). Each of these consolidated amended complaints relates to one product, and our subsidiary PPI was named as a defendant in complaints relating to six products: digoxin, doxycycline hyclate, divalproex ER, propranolol, baclofen and amitriptyline hydrochloride. The MDL court divided the various cases into three separate product-based tranches for certain administrative and scheduling purposes, including briefing on motions to dismiss. As to the six products in the first tranche (including digoxin, doxycycline hyclate and divalproex ER), defendants filed motions to dismiss in October 2017, and these motions remain pending. Defendants also asserted that they are entitled to move the MDL court to dismiss the propranolol direct purchaser consolidated amended complaint. The MDL court has allowed certain targeted discovery.
In December 2016, the Attorney General for the State of Connecticut, leading a coalition of 20 state attorneys general, filed a complaint in the U.S. District Court for the District of Connecticut alleging price-fixing and other anticompetitive conduct with respect to doxycycline hyclate delayed release and glyburide against certain manufacturers of those products. The Company and its subsidiaries were not named in that complaint, or in an amended complaint filed on behalf of 40 states in March 2017, or in a separate lawsuit filed by four more states and the District of Columbia in the same court in July 2017. In August 2017, the state cases were transferred to MDL No. 2724. In October 2017, the state plaintiffs filed a motion for leave to (1) consolidate their two cases, (2) add Alaska and the Commonwealth of Puerto Rico as plaintiffs and (3) assert additional claims against existing and new defendants. In June 2018, the MDL court granted this motion, and the state plaintiffs filed their amended complaint. The amended complaint adds new allegations and claims against 14 new defendants, including our subsidiary Par, relating to 13 additional products. The amended complaint alleges anticompetitive conduct by our subsidiary with respect to doxycycline monohydrate. It also alleges that all defendants engaged in an overarching conspiracy to restrain trade across the generic pharmaceutical industry and seeks to hold all defendants, including our subsidiary, jointly and severally liable for harm caused by alleged anticompetitive activity concerning each of the 15 drugs at issue. The amended complaint seeks declaratory and injunctive relief, disgorgement and other equitable relief, compensatory and treble damages, civil penalties, costs and attorneys’ fees.
In January 2018, The Kroger Co., Albertsons Companies, LLC, and H.E. Butt Grocery Company LP filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against PPI, as well as numerous other manufacturers of generic pharmaceuticals, alleging anticompetitive conduct relating to 30 separate generic pharmaceutical products, including seven products allegedly manufactured by PPI: digoxin, doxycycline hyclate, doxycycline monohydrate, divalproex ER, propranolol, baclofen and amitriptyline hydrochloride. This lawsuit has been assigned to the MDL court. The complaint alleges an overarching conspiracy among all named defendants to engage in price-fixing for all 30 products, as well as product-specific conspiracies relating to each individual product, in violation of federal antitrust law. The complaint seeks monetary damages, including treble damages, attorneys’ fees and injunctive relief.
In June 2018, direct purchaser, end-payer and indirect purchaser reseller plaintiffs filed additional class action complaints in the U.S. District Court for the Eastern District of Pennsylvania, alleging anticompetitive conduct relating to approximately 15 generic pharmaceuticals (generally those that were the subject of the state plaintiffs’ amended complaint). These lawsuits have also been assigned to the MDL court. The end payer and indirect purchaser reseller complaints name our subsidiaries PPI, Generics Bidco I, LLC and DAVA Pharmaceuticals, LLC, and other companies, as defendants. The direct purchaser complaint names our subsidiary Par and other companies as defendants. As to our subsidiaries, the complaints allege anticompetitive conduct with respect to doxycycline hyclate, doxycycline monohydrate, nystatin cream and/or zoledronic acid. These complaints also seek to hold all defendants jointly and severally liable for alleged anticompetitive conduct relating to all products identified in the complaints on the basis of an “overarching conspiracy” theory similar to that asserted by the state plaintiffs.
In August 2018, Humana Inc. filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against the Company, PPI and Par, as well as numerous other manufacturers of generic pharmaceuticals, alleging anticompetitive conduct relating to approximately 16 generic pharmaceutical products, including amitriptyline, baclofen, digoxin, divalproex, doxycycline (both doxycycline hyclate and doxycycline monohydrate) and propranolol. The complaint alleges an overarching conspiracy among all named defendants to engage in price-fixing for all 16 products, as well as product-specific conspiracies relating to each individual product. The complaint asserts claims under state and federal law and seeks monetary damages, including treble damages, attorneys’ fees and equitable relief. The lawsuit has been assigned to the MDL court.
We will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred.

Other Antitrust Matters
Beginning in November 2013, multiple direct and indirect purchasers of LIDODERM® filed a number of cases against our subsidiary EPI and co-defendants Teikoku Seiyaku Co., Ltd. and Teikoku Pharma USA, Inc. (collectively, Teikoku), and Actavis plc and certain of its subsidiaries (collectively, Actavis, which was subsequently acquired by Teva Pharmaceuticals Industries Ltd and its subsidiaries from Allergan plc). Plaintiffs generally alleged that EPI, Teikoku and Actavis entered into an anticompetitive conspiracy to restrain trade through the settlement of patent infringement litigation concerning U.S. Patent No. 5,827,529 (the ‘529 patent) and other patents. Some complaints also alleged that Teikoku wrongfully listed the ‘529 patent in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as related to LIDODERM®, that EPI and Teikoku commenced sham patent litigation against Actavis and that EPI abused the FDA citizen petition process by filing a citizen petition and amendments solely to interfere with generic companies’ efforts to obtain FDA approval of their versions of LIDODERM®. The complaints asserted claims under Sections 1 and 2 of the Sherman Act (15 U.S.C. §§ 1, 2), and/or various state antitrust and consumer protection statutes, as well as common law claims, and generally sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. The cases were consolidated and/or coordinated in April 2014 in a federal MDL in the U.S. District Court for the Northern District of California (MDL No. 2521). The MDL court certified classes of direct and indirect purchasers in February 2017. In June 2017, defendants moved for summary judgment on all claims, and plaintiffs also moved for partial summary judgment on certain elements of their claims. In November 2017, the court granted defendants’ motion in part, ruling in defendants’ favor on the issues of infringement and derivation and also limiting the time period at issue. Defendants’ motions for summary judgment were denied in all other respects. The court also granted plaintiffs’ motions for summary judgment on the issues of agreement and relevant market. EPI settled with certain opt-out plaintiffs in October 2017. EPI reached agreements in principle with the class plaintiffs in February 2018. In connection with the settlements, several indirect purchasers which previously had opted out were permitted to rejoin the class. The class settlement agreements provide that, subject to certain conditions, EPI will make aggregate payments of approximately $100 million, approximately $90 million of which are classified in the Current portion of the legal settlement accrual in the Condensed Consolidated Balance Sheets at June 30, 2018, with the remainder classified as Long-term legal settlement accrual, less current portion. The class settlement agreements have received preliminary approval but remain subject to final approval by the court.
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
Beginning in February 2009, the FTC and certain private plaintiffs, including distributors and retailers, filed suit against our subsidiary Par Pharmaceutical Companies, Inc. (since June 2016, Endo Generics Holdings, Inc., and referred to in this Commitments and Contingencies note as EGHI) and others alleging violations of antitrust law arising out of EGHI’s settlement of certain patent litigation concerning the generic version of AndroGel®. Generally, the complaints seek damages, treble damages, equitable relief, and attorneys’ fees and costs. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia (MDL No. 2084). In September 2012, the district court granted summary judgment to defendants on plaintiffs’ claims of sham litigation. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. Claims by certain alleged direct purchasers or their assignees are still pending. In June 2018, the district court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, the district court’s order rejected two of direct purchasers’ three causation theories, rejected damages claims related to AndroGel® 1.62% and granted in part a motion seeking to exclude part of plaintiffs’ proposed manufacturing expert’s opinions. The motions were denied in all other respects. In July 2018, EGHI filed a motion for reconsideration of the order insofar as it denied summary judgment to EGHI, or in the alternative leave to file an interlocutory appeal; this motion remains pending. In July 2018, the district court denied certain plaintiffs’ motion for certification of a direct purchaser class. We will continue to vigorously defend these matters and to explore other options as appropriate in our best interests.

Beginning in February 2018, several alleged indirect purchasers filed proposed class actions against our subsidiary PPI and others alleging a conspiracy to delay generic competition and monopolize the market for Zetia® (ezetimibe) and its generic equivalents. The complaints generally assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust and consumer protection statutes and state common law and seek injunctive relief, damages, treble damages, attorneys’ fees and costs. In June 2018, the cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Virginia (MDL No. 2836). We intend to vigorously defend these matters and to explore other options as appropriate in our best interests.
Beginning in May 2018, multiple alleged direct and indirect purchasers filed proposed class actions in the U.S. District Court for the Southern District of New York against PPI, EPI and/or us, as well as others, alleging a conspiracy to delay generic competition and monopolize the market for Exforge® (amlodipine/valsartan) and its generic equivalents. The complaints generally assert claims under Sections 1 and 2 of the Sherman Act, various state antitrust and consumer protection statutes and state common law and seek damages, treble damages, equitable relief and attorneys’ fees and costs. We intend to vigorously defend these matters and to explore other options as appropriate in our best interests.
In November 2014, EPI received a CID from Florida’s Office of the Attorney General seeking documents and other information concerning EPI’s agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning marketing and sales of LIDODERM®. EPI received similar CIDs from South Carolina’s Office of the Attorney General in February 2016 and from Alaska’s Office of the Attorney General in February 2015. The Alaska CID was also directed to EHSI and included requests for documents and information concerning agreements with Actavis and Impax settling the OPANA® ER patent litigation. We are cooperating with this investigation.
In February 2015, EGHI and affiliates received a CID from the Office of the Attorney General for the State of Alaska seeking production of certain documents and information regarding EGHI’s settlement of the AndroGel® patent litigation as well as documents produced in the aforementioned litigation filed by the FTC. We are cooperating with this investigation.
Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred.
Securities Litigation
In May 2016, a putative class action entitled Craig Friedman v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the U.S. District Court for the Southern District of New York by an individual shareholder on behalf of himself and all similarly situated shareholders. In August 2016, the court appointed Steamfitters’ Industry Pension Fund and Steamfitters’ Industry Security Benefit Fund as lead plaintiffs in the action. In October 2016, plaintiffs filed a second amended complaint that, among other things, added Paul Campanelli as a defendant, and we filed a motion to dismiss. In response, and without resolving the motion, the court permitted lead plaintiffs to file a third amended complaint. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act based on the Company’s revision of its 2016 earnings guidance and certain disclosures about its generics business, the integration of Par Pharmaceutical Holdings, Inc. and its subsidiaries, certain other alleged business issues and the receipt of a CID from the U.S. Attorney’s Office for the Southern District of New York regarding contracts with pharmacy benefit managers concerning FROVA®. Lead plaintiffs sought class certification, damages in an unspecified amount and attorneys’ fees and costs. We filed a motion to dismiss the third amended complaint in December 2016. In January 2018, the court granted our motion and dismissed the case with prejudice. In February 2018, lead plaintiffs filed a motion for relief from the judgment and leave to file a fourth amended complaint; the court denied this motion in April 2018. Lead plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit; that appeal is still pending.
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering, on behalf of itself and all similarly situated purchasers. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against Endo, certain of its current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In March 2017, defendants removed the case to the U.S. District Court for the Eastern District of Pennsylvania. In August 2017, the court remanded the case back to the Chester County Court of Common Pleas. In October 2017, plaintiff filed an amended complaint. In December 2017, defendants filed preliminary objections to the amended complaint. The court denied those preliminary objections in April 2018. The case is currently in discovery. Plaintiff filed its motion for class certification in July 2018.
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

In August 2017, a putative class action entitled Bier v. Endo International plc, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The original complaint alleged violations of Section 10(b) and 20(a) of the Exchange Act against Endo and four current and former directors and officers, based on the Company’s decision to remove reformulated OPANA® ER from the market. In December 2017, SEB Investment Management AB was appointed lead plaintiff in the action. In February 2018, the lead plaintiff filed an amended complaint, which added claims alleging violations of Sections 11 and 15 of the Securities Act in connection with the June 2015 offering. The amended complaint named the Company, EHSI and twenty current and former directors, officers and employees of Endo as defendants. In April 2018, the defendants moved to dismiss the amended complaint; that motion remains pending.
In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay, and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act relating to the pricing of various generic pharmaceutical products. In January 2018, the Chief Judge of the Eastern District of Pennsylvania designated Pelletier as related to Bier and reassigned Pelletier to the judge overseeing Bier. In June 2018, the Park Employees’ Annuity and Benefit Fund of Chicago was appointed lead plaintiff in the action. In August 2018, the lead plaintiff filed an amended complaint.
We will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred.
VASOSTRICT® Related Matters
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against Par and its affiliate Par Sterile Products, LLC (PSP) in the U.S. District Court for the District of New Jersey alleging that Par and its affiliate engaged in an anticompetitive scheme to exclude competition from the market for vasopressin solution for intravenous injection in view of Par’s VASOSTRICT® (vasopressin) product. The complaint alleges violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that Par and its affiliate entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that, as a result, Fresenius has been unable to obtain vasopressin API in order to file an ANDA to obtain FDA approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages, attorneys’ fees and costs, and injunctive relief. In September 2016, Par and its affiliate filed a motion to dismiss, which the district court denied in February 2017. The case is currently in discovery.
In August 2017, our subsidiaries PPI and PSP filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins, and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In October 2017, defendants answered the complaint and QuVa asserted counterclaims against PPI and PSP alleging unfair competition under New Jersey common law and seeking declaratory judgment of non-infringement as to five U.S. Patents assigned to PPI that are listed in FDA’s Orange Book for VASOSTRICT®. The counterclaims seek actual, exemplary, and punitive damages, injunctive relief and other relief. We filed a motion to dismiss the unfair competition counterclaim in November 2017. Also in November 2017, we filed a motion for preliminary injunction seeking various forms of relief. These motions are still pending. In January 2018, we filed a first amended complaint adding five former employees of PSP as defendants and numerous causes of action against some or all of those former employees, including misappropriation under the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as breach of contract, breach of the duty of loyalty and breach of the duty of confidence. In March 2018, the court granted in part our motion for preliminary injunction and enjoined QuVa from marketing and releasing its planned vasopressin product through the conclusion of trial. Also in March 2018, QuVa and seven of the individual defendants filed a motion to dismiss the New Jersey common law claims, four of the individual defendants filed a motion to dismiss for lack of personal jurisdiction and one of the individuals filed a motion to dismiss the breach of contract claim. In April 2018, another individual defendant filed a motion to dismiss asserting numerous arguments, including lack of personal jurisdiction, improper venue and choice of law. These motions are still pending. Full discovery began in May 2018, but the court has not yet set a trial date. Also in May 2018, defendants filed a notice of appeal to the Third Circuit Court of Appeal indicating intent to appeal the court’s preliminary injunction.

In October 2017, Endo Par Innovation Company, LLC (EPIC) and PSP filed a complaint in the United States District Court for the District of Columbia challenging the legality of the FDA’s Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the Federal Food, Drug, and Cosmetic Act (January 2017) with respect to the listing of vasopressin in Category 1 of the Interim Policy. The complaint contends that the Interim Policy is unlawful because it is inconsistent with the Federal, Food, Drug, and Cosmetic Act, including, but not limited to, Section 503B of that Act. The complaint seeks (i) a declaration that FDA’s Interim Policy and its listing of vasopressin in Category 1 of the Interim Policy are unlawful, and (ii) an order enjoining and vacating the Interim Policy and FDA’s listing of vasopressin in Category 1 of the Interim Policy. In January 2018, EPIC and PSP agreed to a temporary 60-day stay of the litigation in light of the FDA’s announcement that forthcoming guidance will address the concerns set forth in the Company’s complaint. In March 2018, the FDA released new draft guidance for industry entitled “Evaluation of Bulk Drug Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug, and Cosmetic Act.” Shortly thereafter, the parties agreed to extend the temporary stay for an additional 180 days.
In April 2018, PSP and PPI received a notice letter from Eagle Pharmaceuticals, Inc. (Eagle) advising of the filing by such company of an ANDA for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)). In May 2018, PSP and PPI received a second notice letter from Eagle advising of the same filing, but adding an additional patent. The Paragraph IV Notices refer to U.S. Patent Nos. 9,375,478; 9,687,526; 9,744,209; 9744, 239; 9,750,785; and 9,937,223, which variously cover either vasopressin-containing pharmaceutical compositions or methods of using a vasopressin-containing usage dosage form to increase blood pressure in humans. In May 2018, PPI, PSP and EPIC filed a lawsuit against Eagle in the United States District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In August 2018, Eagle filed an answer and a counterclaim for non-infringement and invalidity of asserted patents.
The Company’s legal reserves include, among other things, an estimated accrual for certain VASOSTRICT®-related matters. We will continue to vigorously defend or prosecute the foregoing matters as appropriate, to protect our intellectual property rights, to pursue all available legal and regulatory avenues and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional accruals that could be required.
Paragraph IV Certifications on OPANA® ER
In late 2012, two patents (U.S. Patent Nos. 8,309,122 and 8,329,216) were issued to EPI covering OPANA® ER (oxymorphone hydrochloride extended-release tablets CII). In December 2012, EPI filed a complaint against Actavis in U.S. District Court for the Southern District of New York for patent infringement based on its ANDA for a non-INTAC® technology version of OPANA® ER. In May 2013 and June 2013, EPI filed similar suits in the U.S. District Court for the Southern District of New York against the following applicants for non-INTAC® technology OPANA® ER: Roxane Laboratories, Inc. (Roxane) and Ranbaxy Laboratories Limited, which was acquired by Sun Pharmaceutical Industries Ltd. (Ranbaxy). Those suits allege infringement of U.S. Patent Nos. 7,851,482, 8,309,122 and 8,329,216. In July 2013, Actavis and Roxane were granted FDA approval to market all strengths of their respective non-INTAC® technology formulations of OPANA® ER. In September 2013, Actavis launched its generic version of non-crush-resistant OPANA® ER 5, 10, 20, 30 and 40 mg tablets. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York. In August 2015, the District Court ruled that all defendants infringed the claims of U.S. Patent Nos. 8,309,122 and 8,329,216. The District Court also ruled that the defendants failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid, enjoined the defendants from launching their generic products until the expiration of those patents and directed Actavis to withdraw its generic product within 60 days. In October 2015, the District Court tolled the 60-day period until it decided two pending post-trial motions. In April 2016, the District Court issued an order upholding its August 2015 ruling in EPI’s favor and confirming the prior injunction against the manufacture or sale of the generic version of the non-INTAC® technology OPANA® ER currently offered by Actavis and the additional approved but not yet marketed generic version of the product developed by Roxane. The defendants filed appeals to the Court of Appeals for the Federal Circuit. EPI continued its suit for damages for Actavis’s sales of its infringing generic version of OPANA® ER. In August 2017, EPI settled the damages portion of this suit with Actavis. As a result of that settlement, EPI received $25 million from Actavis in August 2017. We intend to continue vigorously asserting our intellectual property rights and to oppose any such appeal. On May 16, 2018, the Court of Appeals for the Federal Circuit issued an opinion in EPI’s favor on all issues. This case is now closed.

From September 21, 2012 through October 30, 2013, EPI and its partner Grünenthal received Paragraph IV Notices from each of Teva Pharmaceuticals USA, Inc., Amneal Pharmaceuticals, LLC (Amneal), ThoRx Laboratories, Inc. (ThoRx), Actavis, Impax and Ranbaxy (now Sun Pharmaceutical Industries Ltd.), advising of the filing by each such company of an ANDA for a generic version of the formulation of OPANA® ER with INTAC® technology. These Paragraph IV Notices refer to U.S. Patent Nos. 7,851,482, 8,075,872, 8,114,383, 8,192,722, 8,309,060, 8,309,122 and 8,329,216, which variously cover the formulation of OPANA® ER, a highly pure version of the active pharmaceutical ingredient and the release profile of OPANA® ER. EPI filed lawsuits against each of these filers in the U.S. District Court for the Southern District of New York. Each lawsuit was filed within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. A trial in this case was held from March 2015 through April 2015 in the U.S. District Court for the Southern District of New York against the remaining filers. In August 2015, the District Court issued an Opinion holding that all defendants infringed the claims of U.S. Patent Nos. 8,309,060, 8,309,122 and 8,329,216. The Opinion also held that the defendants had shown that U.S. Patent No. 8,309,060 was invalid, but that the defendants had failed to show that U.S. Patent Nos. 8,309,122 and 8,329,216 were invalid. The District Court also issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent Nos. 8,309,122 and 8,329,216. The defendants filed appeals to the Court of Appeals for the Federal Circuit. An argument was held at the Federal Circuit on this appeal in December 2017. On May 16, 2018, the Court of Appeals for the Federal Circuit issued an opinion in EPI’s favor on all issues. This case is now closed.
In August 2014 and October 2014, the U.S. Patent Office issued U.S. Patent Nos. 8,808,737 and 8,871,779 respectively, which cover a method of using OPANA® ER and a highly pure version of the active pharmaceutical ingredient of OPANA® ER. In November 2014, EPI filed lawsuits against Teva, ThoRx, Actavis, Impax, Ranbaxy, Roxane, Amneal and Sandoz Inc. based on their ANDAs filed against both the INTAC® technology and non-INTAC® technology versions of OPANA® ER. Those lawsuits were filed in the U.S. District Court for the District of Delaware alleging infringement of these new patents, which expire in 2027 and 2029, respectively. On November 17, 2015, the District Court held the ‘737 patent invalid for claiming unpatentable subject matter. That patent has been dismissed from all suits and the suits administratively closed as to that patent, subject to appeal at the end of the case on the ‘779 patent. In July 2016, a three-day trial was held in the U.S. District Court for the District of Delaware against Teva and Amneal for infringement of the ‘779 patent. In October 2016, the District Court issued an Opinion holding that the defendants infringed the claims of U.S. Patent No. 8,871,779. The Opinion also held that the defendants had failed to show that U.S. Patent No. 8,871,779 was invalid. The District Court issued an Order enjoining the defendants from launching their generic products until the expiration of U.S. Patent No. 8,871,779 in November 2029. A trial for infringement of the ‘799 patent by Actavis was held in February 2017 in the same court (U.S. District Court for the District of Delaware) in front of the same judge. In August 2017, the District Court issued an Opinion holding that Actavis infringed the claims of U.S. Patent No. 8,871,779, and that Actavis had failed to show that U.S. Patent No. 8,871,779 was invalid. Teva, Amneal and Actavis have appealed these holdings. We have appealed the holding that the ‘737 patent is invalid. We are awaiting a hearing date for that appeal.
We will continue to vigorously defend or prosecute the foregoing matter as appropriate, to protect our intellectual property rights, to pursue all available legal and regulatory avenues and to explore other options as appropriate in our best interests in defense of our intellectual property, including enforcement of the product’s intellectual property rights and approved labeling. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred.
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

NOTE 15. OTHER COMPREHENSIVE (LOSS) INCOME
Set forth below are the tax effects allocated to each component of Other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018			2017
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized gain on securities:
Unrealized gain arising during the period	$—	$—	$—	$771	$(280)	$491
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	—	—	—
Net unrealized gains	$—	$—	$—	$771	$(280)	$491
Net unrealized (loss) gain on foreign currency:
Foreign currency translation (loss) gain arising during the period	(5,971)	—	(5,971)	10,340	—	10,340
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	—	—	—
Foreign currency translation (loss) gain	$(5,971)	$—	$(5,971)	$10,340	$—	$10,340
Other comprehensive (loss) income	$(5,971)	$—	$(5,971)	$11,111	$(280)	$10,831

	Six Months Ended June 30,
	2018			2017
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net unrealized gain on securities:
Unrealized gain arising during the period	$—	$—	$—	$227	$(82)	$145
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	—	—	—
Net unrealized gains	$—	$—	$—	$227	$(82)	$145
Net unrealized (loss) gain on foreign currency:
Foreign currency translation (loss) gain arising during the period	(11,768)	—	(11,768)	25,474	—	25,474
Less: reclassification adjustments for (gain) loss realized in net loss	—	—	—	—	—	—
Foreign currency translation (loss) gain	$(11,768)	$—	$(11,768)	$25,474	$—	$25,474
Other comprehensive (loss) income	$(11,768)	$—	$(11,768)	$25,701	$(82)	$25,619
Substantially all of the Company’s Accumulated other comprehensive loss at June 30, 2018 and December 31, 2017 consists of Foreign currency translation loss.

NOTE 16. SHAREHOLDERS' (DEFICIT) EQUITY
Changes in Shareholders' (Deficit) Equity
The following table displays a reconciliation of our beginning and ending balances in shareholders' (deficit) equity for the six months ended June 30, 2018 (in thousands):

Total Shareholders' Equity (Deficit)
Shareholders' equity at January 1, 2018, prior to the adoption of ASC 606	$484,880
Effect of adopting ASC 606 (1)	3,076
Shareholders' equity at January 1, 2018	$487,956
Net loss	(566,356)
Other comprehensive loss	(11,768)
Compensation related to share-based awards	29,986
Tax withholding for restricted shares	(1,876)
Other	(19)
Shareholders' deficit at June 30, 2018	$(62,077)
__________

(1)	Refer to Note 2. Summary of Significant Accounting Policies for further description of ASC 606.
Share-Based Compensation
During the second quarter of 2018, the Company’s shareholders approved an amendment to the Endo International plc Amended and Restated 2015 Stock Incentive Plan (the Plan). The Plan was amended and restated to increase the number of the Company’s ordinary shares that may be issued with respect to awards under the Plan by 5.0 million ordinary shares and to make certain other changes to the Plan’s terms. None of the additional ordinary shares were issued during the six months ended June 30, 2018.
The Company recognized share-based compensation expense of $12.1 million and $7.5 million during the three months ended June 30, 2018 and 2017, respectively, and $30.0 million and $27.0 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $54.8 million.
During the third quarter of 2017, the Company issued approximately 1.0 million stock options and 0.1 million restricted stock units that were initially subject to shareholder approval and were subsequently approved by shareholders on June 7, 2018 at the Company’s Annual General Meeting of Shareholders. The options have an exercise price equal to the closing share price on their issuance date in August 2017.
There are 0.5 million performance share units outstanding as of June 30, 2018, representing target amounts, for which a grant date has not been established. No fair value has been ascribed to these awards as no grant date has been established. Accordingly, they are not reflected in the remaining unrecognized compensation cost above or the weighted average remaining requisite service period below.
As of June 30, 2018, the weighted average remaining requisite service period for non-vested stock options was 2.1 years and for non-vested restricted stock units was 2.2 years.
NOTE 17. OTHER INCOME, NET
The components of Other income, net for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Gain) loss on sale of business and other assets	$(24,577)	$26	$(26,993)	$(2,311)
Foreign currency gain, net	(3)	(3,870)	(2,088)	(6,854)
Equity (earnings) loss from investments accounted for under the equity method, net	(305)	(1,090)	2,321	(88)
Other miscellaneous, net	(3,946)	(1,775)	(4,949)	507
Other income, net	$(28,831)	$(6,709)	$(31,709)	$(8,746)

(Gain) loss on sale of business and other assets primarily relates to proceeds received from the sale of various ANDAs during the three and six months ended June 30, 2018. Foreign currency gain, net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities.
NOTE 18. INCOME TAXES
The following table displays our Loss from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss from continuing operations before income tax	$(46,244)	$(753,500)	$(528,491)	$(930,851)
Income tax expense (benefit)	$6,235	$(57,480)	$21,726	$(69,408)
Effective tax rate	(13.5)%	7.6%	(4.1)%	7.5%
The income tax expense for the three months ended June 30, 2018 primarily related to the geographic mix of pre-tax earnings. As of June 30, 2018, we had valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. The income tax benefit for the comparable 2017 period primarily related to the geographic mix of pre-tax earnings and the net discrete tax benefits associated with goodwill and intangible asset impairments.
The income tax expense for the six months ended June 30, 2018 is primarily related to the geographic mix of pre-tax earnings and discrete tax expense incurred in connection with an intercompany asset restructuring. The income tax benefit for the comparable 2017 period related primarily to the geographic mix of pre-tax earnings and the discrete tax benefits associated with goodwill and intangible asset impairments.
During the year ended December 31, 2017, we recorded a benefit of $36.2 million as our estimate of the impact of the TCJA. This benefit, which is primarily related to the remeasurement of deferred tax liabilities related to tax deductible goodwill, was recorded in our Consolidated Statements of Operations as Income tax benefit during the three months ended December 31, 2017.
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
During the six months ended June 30, 2018, we did not record any adjustments to the provisional amounts recognized in 2017. We will continue to monitor for any significant impact on the Company’s consolidated financial statements with respect to the TCJA as more refined information and further guidance become available.
NOTE 19. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(52,479)	$(696,020)	$(550,217)	$(861,443)
Loss from discontinued operations, net of tax	(8,388)	(700,498)	(16,139)	(708,903)
Net loss	$(60,867)	$(1,396,518)	$(566,356)	$(1,570,346)
Denominator:
For basic per share data—weighted average shares	223,834	223,158	223,677	223,086
Dilutive effect of ordinary share equivalents	—	—	—	—
Dilutive effect of various convertible notes and warrants	—	—	—	—
For diluted per share data—weighted average shares	223,834	223,158	223,677	223,086

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
Stock options and awards that have been issued but for which a grant date has not yet been established, such as the performance share units discussed in Note 16. Shareholders' (Deficit) Equity, are not considered in the calculation of basic of diluted weighted average shares.
All potentially dilutive items were excluded from the diluted share calculation for the three and six months ended June 30, 2018 and 2017 because their effect would have been anti-dilutive, as the Company was in a loss position.
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

Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Total revenues	$714,696	$875,731	(18)%	$1,415,223	$1,913,331	(26)%
Cost of revenues	381,905	539,401	(29)%	785,503	1,208,363	(35)%
Gross margin	$332,791	$336,330	(1)%	$629,720	$704,968	(11)%
Gross margin percentage	46.6%	38.4%		44.5%	36.8%
Selling, general and administrative	$148,157	155,555	(5)%	$314,824	332,795	(5)%
Research and development	82,102	40,869	NM	120,748	83,878	44%
Litigation-related and other contingencies, net	19,620	(2,600)	NM	17,120	(1,664)	NM
Asset impairment charges	22,767	725,044	(97)%	471,183	929,006	(49)%
Acquisition-related and integration items	5,161	4,190	23%	11,996	15,070	(20)%
Interest expense, net	130,059	121,747	7%	254,049	233,746	9%
Loss on extinguishment of debt	—	51,734	(100)%	—	51,734	(100)%
Other income, net	(28,831)	(6,709)	NM	$(31,709)	(8,746)	NM
Loss from continuing operations before income tax	$(46,244)	$(753,500)	(94)%	$(528,491)	$(930,851)	(43)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total Revenues. The decreases for both the three and six months ended June 30, 2018 primarily relate to the impact of the second quarter 2017 loss of marketing exclusivity for both ezetimibe tablets and quetiapine ER tablets, competitive pressure on commoditized generic products, generic product rationalization initiatives, recent actions taken with respect to OPANA® ER that are further described below, generic competition on our U.S. Branded - Specialty & Established Pharmaceuticals segment’s Established Products portfolio, our July 3, 2017 divestiture of Litha and our October 25, 2017 divestiture of Somar. These declines were partially offset by continued strong performance from our U.S. Branded - Sterile Injectables segment, including VASOSTRICT®, ADRENALIN® and other products, and our U.S. Branded - Specialty & Established Pharmaceuticals segment’s Specialty Products portfolio, which includes XIAFLEX®.
In March 2017, we announced that the Food and Drug Administration’s (FDA) Drug Safety and Risk Management and Anesthetic and Analgesic Drug Products Advisory Committees voted that the benefits of reformulated OPANA® ER (oxymorphone hydrochloride extended release) no longer outweigh its risks. In June 2017, we became aware of the FDA’s request that we voluntarily withdraw OPANA® ER from the market, and in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market. During the second quarter of 2017, we began to work with the FDA to coordinate an orderly withdrawal of the product from the market. By September 1, 2017, we ceased shipments of OPANA® ER to customers and we expect the New Drug Application will be withdrawn in the coming months. These actions had an adverse effect on the revenues and results of operations of our U.S. Branded - Specialty & Established Pharmaceuticals segment during the three and six months ended June 30, 2018 compared to the prior year periods.
Cost of revenues and gross margin percentage. During the three and six months ended June 30, 2018 and 2017, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and separation benefits and other cost reduction initiatives, including restructurings. The following table summarizes such amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of intangible assets (1)	$153,215	$190,943	$310,387	$454,077
Separation benefits and other cost reduction initiatives (2)	$26,815	$12,925	$56,421	$14,586
__________

(1)
Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during both the three and six months ended June 30, 2018 were primarily driven by the impact of 2017 amortization expense for both ezetimibe tablets and quetiapine ER tablets, which were fully amortized prior to January 1, 2018, and asset impairment charges. These decreases were partially offset by the impact of certain in-process research and development assets put into service.

(2)
Amounts primarily relate to certain accelerated depreciation charges, employee separation costs and charges to increase excess inventory reserves related to restructurings and other cost reduction and restructuring charges. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of our material restructuring initiatives.

The previously described decreases in total revenues, together with the decreases to amortization expense, were the primary factors leading to the overall period-over-period decreases in Cost of revenues for the three and six months ended June 30, 2018. These savings were partially offset by increased restructuring charges for the three and six months ended June 30, 2018. Costs incurred during the periods presented primarily relate to the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative and the January 2018 Restructuring Initiative. Our material restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The increases in gross margin percentage for both the three and six months ended June 30, 2018 were primarily attributable to the gross margin effects of the net Cost of revenues decreases included in the table above and the favorable margin impact of product rationalization efforts. Additionally, changes in the mix of total revenues, including a shift from generic to branded products, contributed to the overall increases in gross margin percentage.
Selling, general and administrative expenses. The decreases for both the three and six months ended June 30, 2018 were primarily a result of cost reductions that were implemented throughout 2017 and 2018, including the impact of those related to various restructuring initiatives. Our material restructuring initiatives are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Research and development expenses. During the first quarter of 2018, we initiated two Phase 3 trials for our cellulite treatment development program, as well as the January 2018 Restructuring Initiative, which included a reorganization of our U.S. Generic Pharmaceuticals segment’s research and development network. The January 2018 Restructuring Initiative is described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1. During the second quarter of 2018, we entered into a development, license and commercialization agreement related to five sterile injectable product candidates, at which time we became obligated to make an upfront payment, which was recorded as Research and development expense in the Condensed Consolidated Statements of Operations. This agreement is described more fully in Note 10. License and Collaboration Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The increases for both the three and six months ended June 30, 2018 were primarily a result of the upfront payment discussed above and increased costs related to our cellulite treatment development program. These increases were partially offset by cost savings related to the January 2018 Restructuring Initiative and other cost reduction initiatives.
We expect to continue to incur expenses in 2018 related to the cellulite treatment development program. We also expect our U.S. Generic Pharmaceuticals R&D costs to continue to decline compared to 2017 as a result of decreases in costs associated with offshoring certain of our R&D activities to India and prioritizing assets within our portfolio. There can be no assurance that we will achieve these results.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Goodwill impairment charges	$—	$206,143	$391,000	$288,745
Other intangible asset impairment charges	22,767	476,971	76,967	595,877
Property, plant and equipment impairment charges	—	41,930	3,216	44,384
Total asset impairment charges	$22,767	$725,044	$471,183	$929,006
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
Acquisition-related and integration items. The following table presents the components of our total Acquisition-related and integration items for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net expense from changes in the fair value of acquisition-related contingent consideration	$4,127	$1,950	$10,962	$8,134
Other	1,034	2,240	1,034	6,936
Acquisition-related and integration items	$5,161	$4,190	$11,996	$15,070
Net expense from changes in the fair value of acquisition-related contingent consideration resulted from changes in market conditions impacting the commercial potential of the underlying products. See Note 7. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
The decreases in other Acquisition-related and integration items during both the three and six months ended June 30, 2018 were primarily attributable to costs incurred in 2017 associated with our 2015 Par acquisition compared to lower costs in 2018, which related primarily to the acquisitions of Somerset and Wintac, which are further discussed in Note 5. Acquisitions of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$133,339	$123,354	$260,852	$236,807
Interest income	(3,280)	(1,607)	(6,803)	(3,061)
Interest expense, net	$130,059	$121,747	$254,049	$233,746
The increases in interest expense for both the three and six months ended June 30, 2018 were primarily attributable to increased interest rates following the refinancing that occurred on April 27, 2017.
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $51.7 million for both the three and six months ended June 30, 2017, with no such amounts recorded in the comparable 2018 periods. The 2017 amounts related to certain previously unamortized debt issuance costs that were charged to expense in connection with the refinancing that occurred on April 27, 2017.
Other income, net. The components of Other income, net for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Gain) loss on sale of business and other assets	$(24,577)	$26	$(26,993)	$(2,311)
Foreign currency gain, net	(3)	(3,870)	(2,088)	(6,854)
Equity (earnings) loss from investments accounted for under the equity method, net	(305)	(1,090)	2,321	(88)
Other miscellaneous, net	(3,946)	(1,775)	(4,949)	507
Other income, net	$(28,831)	$(6,709)	$(31,709)	$(8,746)
(Gain) loss on sale of business and other assets primarily relates to proceeds received from the sale of various ANDAs during the three and six months ended June 30, 2018. Foreign currency gain, net results from the remeasurement of the Company’s foreign currency denominated assets and liabilities.
Income tax expense (benefit). The following table displays our Loss from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss from continuing operations before income tax	$(46,244)	$(753,500)	$(528,491)	$(930,851)
Income tax expense (benefit)	$6,235	$(57,480)	$21,726	$(69,408)
Effective tax rate	(13.5)%	7.6%	(4.1)%	7.5%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.

The income tax expense for the three months ended June 30, 2018 primarily related to the geographic mix of pre-tax earnings. The income tax benefit for the comparable 2017 period primarily related to the geographic mix of pre-tax earnings and the net discrete tax benefits associated with goodwill and intangible asset impairments.
The income tax expense for the six months ended June 30, 2018 is primarily related to the geographic mix of pre-tax earnings and discrete tax expense incurred in connection with an intercompany asset restructuring. The income tax benefit for the comparable 2017 period related primarily to the geographic mix of pre-tax earnings and the discrete tax benefits associated with goodwill and intangible asset impairments.
Although the TCJA will reduce the notional U.S. federal statutory tax rate, because the Company has valuation allowances established against its U.S. federal deferred tax assets, as of June 30, 2018, we do not expect a significant reduction in our future tax expense. Moreover, we have valuation allowances established against our deferred tax assets in most other jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. For additional information on our income taxes, see Note 18. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of our Astora business are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations, net of tax, totaled $8.4 million and $16.1 million of loss during the three and six months ended June 30, 2018, respectively, compared to $700.5 million and $708.9 million of loss in the comparable 2017 periods.
The primary driver of the period-over-period change for both the three and six months ended June 30, 2018 was the result of the after-tax impact of a second quarter 2017 charge of $775.5 million related to mesh litigation. Additionally, there were decreases in mesh-related legal defense costs following the settlement strategy we pursued in 2017. For additional discussion, refer to Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
2018 Outlook
We estimate that our 2018 total revenues will be between $2.75 billion and $2.85 billion. This estimate reflects an anticipated decline in our U.S. Generic Pharmaceuticals segment driven by the expiration of the marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets in the second quarter of 2017, the impact of product rationalization initiatives resulting from the 2016 and 2017 U.S. Generic Pharmaceuticals segment restructuring initiatives and continued competitive pressure on commoditized generic products; a decline in our U.S. Branded - Specialty & Established Pharmaceuticals segment resulting from the continued decline in the Established Products portfolio partly driven by the ceasing of shipments of OPANA® ER by September 1, 2017, partially offset by growth in the Specialty Products portfolio primarily driven by XIAFLEX®; a decline in the International Pharmaceuticals segment primarily due to the divestitures of Litha and Somar; partially offset by growth in the U.S. Branded - Sterile Injectables segment. The Company anticipates continued margin improvement in 2018 driven by cost efficiencies associated with our U.S. Generic Pharmaceuticals segment restructuring initiatives, a continued shift in product mix to higher margin products and targeted cost reductions in selling, general and administrative expenses. We will continue to invest in XIAFLEX® and other core products to position the Company for long-term success. There can be no assurance that we will achieve these results.
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
We evaluate segment performance based on each segment’s adjusted income from continuing operations before income tax, a financial measure not determined in accordance with U.S. GAAP, which we define as Loss from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs, earn-out payments or adjustments, changes in the fair value of contingent consideration and bridge financing costs; cost reduction and integration-related initiatives such as separation benefits, retention payments, other exit costs and certain costs associated with integrating an acquired company’s operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; gains or losses from early termination of debt; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items.
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
Revenues. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
U.S. Branded - Specialty & Established Pharmaceuticals	$212,637	$245,188	(13)%	$412,872	$495,347	(17)%
U.S. Branded - Sterile Injectables	217,843	180,292	21%	433,697	352,460	23%
U.S. Generic Pharmaceuticals	241,236	383,020	(37)%	490,476	932,835	(47)%
International Pharmaceuticals (1)	42,980	67,231	(36)%	78,178	132,689	(41)%
Total net revenues from external customers	$714,696	$875,731	(18)%	$1,415,223	$1,913,331	(26)%
__________

(1)
Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada and, prior to the sale of Litha on July 3, 2017 and Somar on October 25, 2017, South Africa and Latin America.

U.S. Branded - Specialty & Established Pharmaceuticals. The following table displays the significant components of our U.S. Branded - Specialty & Established Pharmaceuticals revenues from external customers for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Specialty Products:
XIAFLEX®	$63,500	$50,077	27%	$120,641	$99,602	21%
SUPPRELIN® LA	19,963	23,649	(16)%	40,540	42,830	(5)%
Other Specialty (1)	36,429	36,745	(1)%	70,626	72,773	(3)%
Total Specialty Products	$119,892	$110,471	9%	$231,807	$215,205	8%
Established Products:
PERCOCET®	$30,833	$30,889	—%	$62,809	$61,834	2%
VOLTAREN® Gel	17,811	20,270	(12)%	29,128	34,544	(16)%
OPANA® ER	—	31,582	(100)%	—	67,300	(100)%
Other Established (2)	44,101	51,976	(15)%	89,128	116,464	(23)%
Total Established Products	$92,745	$134,717	(31)%	$181,065	$280,142	(35)%
Total U.S. Branded - Specialty & Established Pharmaceuticals (3)	$212,637	$245,188	(13)%	$412,872	$495,347	(17)%
__________

(1)	Products included within Other Specialty include TESTOPEL®, NASCOBAL® Nasal Spray and AVEED®.

(2)	Products included within Other Established include, but are not limited to, LIDODERM®, EDEX®, TESTIM® and FORTESTA® Gel, including the authorized generics.

(3)
Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarterly period in 2018 or 2017.

Specialty Products
The increases in net sales of XIAFLEX® for both the three and six months ended June 30, 2018 were primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX®, as well as price.
The decreases in net sales of SUPPRELIN® LA for both the three and six months ended June 30, 2018 were primarily attributable to decreases in volume.
The decreases in net sales of Other Specialty Products for both the three and six months ended June 30, 2018 were primarily attributable to lower sales of TESTOPEL® due to decreased volume and price, partially offset by increased sales of NASCOBAL® Nasal Spray due to increased volume and price.
Established Products
The increase in net sales of PERCOCET® for the six months ended June 30, 2018 was primarily attributable to price increases, partially offset by volume decreases.
The decreases in net sales of VOLTAREN® Gel for both the three and six months ended June 30, 2018 were primarily attributable to volume and price decreases as a result of ongoing competitive pressure from generic competition. To the extent additional competitors are able to launch generic versions of VOLTAREN® Gel, our revenues could decline further.
The decreases in net sales of OPANA® ER for both the three and six months ended June 30, 2018 relate to our cessation of shipments of OPANA® ER to customers by September 1, 2017, as further described above.
Net sales of Other Established Products for both the three and six months ended June 30, 2018 were negatively impacted by volume decreases resulting from generic competition and certain other factors.

U.S. Branded - Sterile Injectables. The following table displays the significant components of our U.S. Branded - Sterile Injectables revenues from external customers for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
VASOSTRICT®	$106,329	$95,750	11%	$220,054	$194,908	13%
ADRENALIN®	36,658	19,032	93%	66,398	25,129	NM
Other Sterile Injectables (1)	74,856	65,510	14%	147,245	132,423	11%
Total U.S. Branded - Sterile Injectables (2)	$217,843	$180,292	21%	$433,697	$352,460	23%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

(1)	Products included within Other Sterile Injectables include, but are not limited to, APLISOL®, ephedrine sulfate injection and neostigmine methylsulfate injection.

(2)
Individual products presented above represent the top two performing products within the U.S. Branded - Sterile Injectables segment and/or any product having revenues in excess of $25 million during any quarterly period in 2018 or 2017.

Net sales of VASOSTRICT® and ADRENALIN® increased during both the three and six months ended June 30, 2018 due to increases in both volume and price. Sales of ADRENALIN® also benefited from the market withdrawal of competing unapproved sources beginning in May of 2017. VASOSTRICT® is currently the first and only vasopressin injection with an NDA approved by the FDA. We have been issued six patents relating to VASOSTRICT® by the U.S. Patent and Trademark Office (PTO). These patents are listed in the Orange Book. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the Reference Listed Drug to notify us of filing before the FDA will issue an approval.
Under section 503A of the Federal Food, Drug, and Cosmetic Act (FFDCA), licensed pharmacies may sell compounded versions of prescription drugs that have been prepared for individual patients based on the receipt of a valid prescription order or notation. Similarly, under section 503B of the FFDCA, outsourcing facilities may sell compounded versions of prescription drugs to healthcare providers. Interim guidance issued by the FDA in January 2018 states that the FDA does not intend to take action against registered outsourcing facilities for compounding certain drug products, including vasopressin, if certain conditions are met. This interim guidance is the subject of a pending legal complaint filed by certain of our subsidiaries. The FDA has since issued additional guidance in March 2018 that may address the concerns set forth in this complaint. However, there can be no assurance that the FDA will take action to limit the sale of competing compounded versions of VASOSTRICT®.
During the second quarter of 2018, we received notice letters from Eagle Pharmaceuticals, Inc. (Eagle) advising us that Eagle had filed an ANDA for a generic version of VASOSTRICT®. The notice letters also contain “Paragraph IV” certifications alleging invalidity and non-infringement with respect to six patents listed in the Orange Book. The Company filed a lawsuit against Eagle in the United States District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In August 2018, Eagle filed an answer and a counterclaim for non-infringement and invalidity of asserted patents.
The matters in the preceding paragraphs are further discussed in Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters.” The introduction of any compounded or generic of versions of VASOSTRICT® could result in reductions to our market share, profitability and cash flows.
Net sales of Other Sterile Injectables increased during both the three and six months ended June 30, 2018 primarily due to the launch of ephedrine sulfate injection in 2017. Other products within this category benefited from price increases.
U.S. Generic Pharmaceuticals. Continued competitive pressure on commoditized generic products and the impact of product rationalization initiatives resulting from prior restructurings resulted in revenue decreases for both the three and six months ended June 30, 2018. Additionally, included within this segment’s revenues for both the three and six months ended June 30, 2017 are ezetimibe tablets and quetiapine ER tablets, both of which are first-to-file products launched in the fourth quarter of 2016. Combined net sales for these two products for the three and six months ended June 30, 2017 were $52.3 million and $253.7 million, respectively. The marketing exclusivity periods for both ezetimibe tablets and quetiapine ER tablets expired in the second quarter of 2017. As a result, combined revenues for these products declined significantly during the second quarter of 2017 and beyond.
International Pharmaceuticals. The decreases in revenue for the International Pharmaceuticals segment for both the three and six months ended June 30, 2018 were primarily attributable to the divestiture of Litha in July 2017 and Somar in October 2017. These decreases were partially offset by increases across certain products within the segment. For additional detail regarding the divestitures of Litha and Somar refer to Note 3. Discontinued Operations and Divestitures of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Adjusted income from continuing operations before income tax. The following table displays our Adjusted income from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
U.S. Branded - Specialty & Established Pharmaceuticals	$83,749	$127,595	(34)%	$177,563	$257,087	(31)%
U.S. Branded - Sterile Injectables	173,308	140,062	24%	342,753	266,529	29%
U.S. Generic Pharmaceuticals	90,302	113,804	(21)%	164,582	328,936	(50)%
International Pharmaceuticals	18,499	14,812	25%	32,217	29,694	8%
Total segment adjusted income from continuing operations before income tax	$365,858	$396,273	(8)%	$717,115	$882,246	(19)%
U.S. Branded - Specialty & Established Pharmaceuticals. Amounts were negatively impacted during both the three and six months ended June 30, 2018 as a result of decreased revenues and gross margins related to generic competition and the cessation of shipments of OPANA® ER by September 1, 2017 and as a result of increases in R&D expenses related to our cellulite treatment development program.
U.S. Branded - Sterile Injectables. The increases for both the three and six months ended June 30, 2018 were primarily driven by increased revenues and gross margins resulting from strong performance of a variety of products in this segment as described above.
U.S. Generic Pharmaceuticals. The decreases for both the three and six months ended June 30, 2018 were primarily attributable to decreased revenues as described above and the resulting reduction to gross margin. Partially offsetting the decrease were cost reductions, including the impact of the 2017 U.S. Generic Pharmaceuticals Restructuring Initiative and the January 2018 Restructuring Initiative, which are described more fully in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
International Pharmaceuticals. The impact of the revenue declines related to our July 3, 2017 divestiture of Litha and October 25, 2017 divestiture of Somar were more than offset by the combined impact of revenue increases across certain products within the segment, changes in the mix of revenues to higher margin products and lower operating expenses following our divestitures of Litha and Somar.

The table below provides reconciliations of our consolidated Loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total consolidated loss from continuing operations before income tax	$(46,244)	$(753,500)	$(528,491)	$(930,851)
Interest expense, net	130,059	121,747	254,049	233,746
Corporate unallocated costs (1)	43,046	34,152	95,506	81,620
Amortization of intangible assets	153,215	190,943	310,387	454,077
Inventory step-up	124	100	190	215
Upfront and milestone payments to partners	36,964	3,082	38,296	6,177
Separation benefits and other cost reduction initiatives (2)	29,153	24,614	78,140	47,284
Certain litigation-related and other contingencies, net (3)	19,620	(2,600)	17,120	(1,664)
Asset impairment charges (4)	22,767	725,044	471,183	929,006
Acquisition-related and integration items (5)	5,161	4,190	11,996	15,070
Loss on extinguishment of debt	—	51,734	—	51,734
Foreign currency impact related to the remeasurement of intercompany debt instruments	(574)	(3,233)	(3,088)	(5,927)
Other, net (6)	(27,433)	—	(28,173)	1,759
Total segment adjusted income from continuing operations before income tax	$365,858	$396,273	$717,115	$882,246
__________

(1)	Amounts include certain corporate overhead costs, such as headcount and facility expenses and certain other income and expenses.

(2)
Amounts primarily relate to employee separation costs of $5.4 million and $30.6 million for the three and six months ended June 30, 2018, respectively. Other amounts for the three and six months ended June 30, 2018 include accelerated depreciation of $18.1 million and $35.2 million, respectively, charges to increase excess inventory reserves of $0.2 million and $2.6 million, respectively, and other charges of $5.4 million and $9.7 million, respectively, each of which related primarily to our restructuring initiatives. During the three and six months ended June 30, 2017, amounts primarily relate to employee separation costs of $0.7 million and $21.5 million, respectively, charges to increase excess inventory reserves of $7.9 million during both periods and other charges of $16.0 million and $17.5 million, respectively, related primarily to the 2017 U.S. Generics Pharmaceuticals restructuring initiative. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of our material restructuring initiatives.

(3)	Amounts include adjustments for Litigation-related and other contingencies, net as further described in Note 14. Commitments and Contingencies.

(4)
Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 9. Goodwill and Other Intangibles as well as charges to write down certain property, plant and equipment as further described in Note 7. Fair Value Measurements.

(5)
Amounts during the three and six months ended June 30, 2018 are primarily related to charges due to changes in the fair value of contingent consideration of $4.1 million and $11.0 million, respectively. Amounts during the three and six months ended June 30, 2017 include charges due to changes in the fair value of contingent consideration of $2.0 million and $8.1 million, respectively. All other amounts are directly related to costs associated with acquisition and integration efforts.

(6)	Amounts during the three and six months ended June 30, 2018 primarily relate to gains on sales of businesses and other assets, as further described in Note 17. Other income, net.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, acquisitions, contingent liabilities, vaginal mesh liability payments and debt service payments. The Company’s working capital was $155.8 million at June 30, 2018 compared to working capital of $50.2 million at December 31, 2017. The amounts at June 30, 2018 and December 31, 2017 include restricted cash and cash equivalents of $292.5 million and $313.8 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements that are expected to be paid to qualified claimants within the next twelve months.

Cash and cash equivalents, which primarily consisted of bank deposits, time deposits and money market accounts, totaled $1,098.8 million at June 30, 2018 compared to $986.6 million at December 31, 2017. We expect cash generated from operations together with our cash, cash equivalents, restricted cash and the revolving credit facilities to be sufficient to cover our principal liquidity requirements over the next year. However, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected expenses in connection with our business operations, including expenses related to our ongoing and future legal proceedings and governmental investigations and other contingent liabilities. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could adversely affect our future cash flows.
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
Borrowings. At June 30, 2018, under the 2017 Credit Agreement, the Company had outstanding borrowings with an aggregate principal amount of $3,380.9 million and additional availability of approximately $996.8 million under the 2017 Revolving Credit Facility.
The 2017 Credit Agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restrictive payments, investments and transactions with the Company’s affiliates. As of June 30, 2018, we were in compliance with all such covenants.
At June 30, 2018, the Company’s indebtedness also includes senior notes with aggregate principal amounts totaling $5.0 billion. These notes mature between 2022 and 2025, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.25%. Other than the 5.875% Senior Secured Notes due 2024, these notes are senior unsecured obligations of the Company’s subsidiaries party to the applicable indenture governing such notes. These notes are issued by certain of our subsidiaries and are guaranteed on a senior unsecured basis by the subsidiaries of Endo International plc that also guarantee our 2017 Credit Agreement, except for a de minimis amount of the 7.25% Senior Notes due 2022, which are issued by Endo Health Solutions Inc. and guaranteed on a senior unsecured basis by the guarantors named in the Fifth Supplemental Indenture relating to such notes. The 5.875% Senior Secured Notes due 2024 are senior secured obligations of Endo International plc and its subsidiaries that are party to the indenture governing such notes. These notes are issued by certain of our subsidiaries and are guaranteed on a senior secured basis by Endo International plc and its subsidiaries that also guarantee our 2017 Credit Agreement.
The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for similar indentures. The negative covenants, among other things, restrict the Company’s ability, and the ability of its restricted subsidiaries, to incur certain additional indebtedness and issue preferred stock, make certain investments and restricted payments, sell certain assets, enter into sale and leaseback transactions, agree to payment restrictions on the ability of restricted subsidiaries to make certain payments to Endo International plc or any of its restricted subsidiaries, create certain liens, merge, consolidate or sell all or substantially all of the Company’s assets or enter into certain transactions with affiliates. As of June 30, 2018, we were in compliance with all covenants.
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

Working capital. The components of our working capital and our liquidity at June 30, 2018 and December 31, 2017 are below (dollars in thousands):

	June 30, 2018	December 31, 2017
Total current assets	$2,308,898	$2,271,077
Less: total current liabilities	(2,153,066)	(2,220,909)
Working capital	$155,832	$50,168
Current ratio	1.1:1	1.0:1
Net working capital increased by $105.7 million from December 31, 2017 to June 30, 2018. This increase reflects the favorable impact to net current assets resulting from operations during the six months ended June 30, 2018, partially offset by net reclassification adjustments for litigation-related liabilities from non-current to current liabilities of $139.7 million, purchases of property, plant and equipment, excluding capitalized interest, of $42.0 million and reclassification adjustments for debt from non-current to current liabilities of $17.1 million.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Net cash flow provided by (used in):
Operating activities	$219,132	$339,086
Investing activities	(8,988)	(41,198)
Financing activities	(40,793)	(99,583)
Effect of foreign exchange rate	(1,010)	2,926
Movement in cash held for sale	—	(21,125)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$168,341	$180,106
Operating activities. Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees, as well as tax payments and refunds in the ordinary course of business.
The $120.0 million decrease in Net cash provided by operating activities for the six months ended June 30, 2018 compared to the prior year period was primarily the result of the timing of cash collections and cash payments related to our operations. In particular, net sales of ezetimibe tablets and quetiapine ER tablets, which were launched in the fourth quarter of 2016 and for which the marketing exclusivity periods expired in the second quarter of 2017, generated significant cash receipts during the six months ended June 30, 2017 that did not reoccur during the same period in 2018. Additionally, cash paid for interest for the six months ended June 30, 2018 increased from the prior year period as a result of the April 2017 refinancing and changes in interest rates. These decreases were offset by a decline in cash outlays for mesh settlements, which decreased $282.4 million during the six months June 30, 2018 from the prior year period.
Investing activities. The $32.2 million decrease in Net cash used in investing activities for the six months ended June 30, 2018 compared to the prior year period reflects an increase in net proceeds from the sales of businesses and other assets of $19.4 million and a decrease in purchases of property, plant and equipment, excluding capitalized interest of $17.8 million, partially offset by certain other items.
Financing activities. The $58.8 million decrease in Net cash used in financing activities for the six months ended June 30, 2018 compared to the prior year period reflects a decrease in principal payments on term loans of $3,696.8 million, a decrease in deferred financing fees of $54.0 million and a decrease in payments for contingent consideration of $22.0 million, partially offset by a decrease in proceeds from issuance of term loans of $3,415.0 million and a decrease in proceeds from issuance of notes of $300.0 million.
Contractual Obligations. As of June 30, 2018, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018.

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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable rate indebtedness associated with our term loan and revolving credit facilities. At June 30, 2018, our variable-rate debt borrowings related to our term loan facilities and had an aggregate principal amount of $3.4 billion. Borrowings under our credit facilities bear interest at a LIBOR-based variable rate. A hypothetical 1% increase in the applicable rate over the floor would result in $33.8 million in incremental annual interest expense related to our variable-rate debt borrowings.
To the extent that we utilize amounts under our revolving credit facilities or take on additional variable rate indebtedness, we will be exposed to additional interest rate risk.
As of June 30, 2018 and December 31, 2017, we had no other assets or liabilities with significant interest rate sensitivity.
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
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss in shareholders' (deficit) equity. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other income, net in the Condensed Consolidated Statements of Operations. Refer to Note 17. Other income, net in Part I, Item 1 for the amount of Foreign currency gain, net.
Based on the Company’s significant foreign currency denominated intercompany loans existing at June 30, 2018, we estimate that a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. Dollar, could result in approximately $9.3 million in incremental foreign currency losses.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
The disclosures under Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A.    Risk Factors
For a discussion of our risk factors, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and the information in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2018. There have been no material changes in our risk factors from those described therein.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2018.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.        Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.1	Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Current Report on Form 8-K	June 7, 2018
10.2	Form of Stock Option Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.3	Form of Stock Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.4	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.5	Form of Long-Term Cash Incentive Award Agreement under the Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.6	Amended and Restated Executive Deferred Compensation Plan	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101
The following materials from Endo International plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements
Not applicable; submitted herewith

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
Date: August 8, 2018