Form 10-Q
period 2019-09-30
Endo International plc
filed 2019-11-04
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐

	No	☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	ENDP	The Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date.

Ordinary shares, $0.0001 par value	Number of ordinary shares outstanding as of October 29, 2019:	226,776,161

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements, including estimates of future revenues, future expenses, future net income and future net income per share contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document, are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on February 28, 2019 (the Annual Report), as amended and supplemented by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, and as otherwise enumerated herein, could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that in Part I, Item 1A of the Annual Report, as amended and supplemented by the risk factors previously disclosed by us in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, and as otherwise enumerated herein, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,526,250	$1,149,113
Restricted cash and cash equivalents	222,491	305,368
Accounts receivable, net	420,195	470,570
Inventories, net	338,513	322,179
Prepaid expenses and other current assets	105,349	56,139
Income taxes receivable	36,337	39,781
Total current assets	$2,649,135	$2,343,150
PROPERTY, PLANT AND EQUIPMENT, NET	501,352	498,892
OPERATING LEASE ASSETS	53,839	—
GOODWILL	3,615,322	3,764,636
OTHER INTANGIBLES, NET	2,938,217	3,457,306
DEFERRED INCOME TAXES	—	678
OTHER ASSETS	77,001	67,731
TOTAL ASSETS	$9,834,866	$10,132,393
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$937,181	$1,009,200
Current portion of legal settlement accrual	674,943	905,085
Current portion of operating lease liabilities	10,575	—
Current portion of long-term debt	34,150	34,150
Income taxes payable	10,878	1,661
Total current liabilities	$1,667,727	$1,950,096
DEFERRED INCOME TAXES	32,105	34,487
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,364,911	8,224,269
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	9,113	—
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	50,965	—
OTHER LIABILITIES	371,522	421,824
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both September 30, 2019 and December 31, 2018	44	46
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 226,763,072 and 224,382,791 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	8,894,646	8,855,810
Accumulated deficit	(9,333,571)	(9,124,932)
Accumulated other comprehensive loss	(222,619)	(229,229)
Total shareholders' deficit	$(661,477)	$(498,283)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,834,866	$10,132,393
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TOTAL REVENUES, NET	$729,426	$745,466	$2,149,564	$2,160,689
COSTS AND EXPENSES:
Cost of revenues	389,165	412,965	1,169,282	1,198,468
Selling, general and administrative	168,329	163,791	471,749	478,615
Research and development	36,519	39,683	96,353	160,431
Litigation-related and other contingencies, net	(14,414)	(1,750)	(4,093)	15,370
Asset impairment charges	4,766	142,217	258,652	613,400
Acquisition-related and integration items	16,025	1,288	(26,983)	13,284
Interest expense, net	136,903	131,847	404,387	385,896
Gain on extinguishment of debt	—	—	(119,828)	—
Other expense (income), net	16,203	(1,507)	20,408	(33,216)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(24,070)	$(143,068)	$(120,363)	$(671,559)
INCOME TAX EXPENSE	17,361	3,003	31,732	24,729
LOSS FROM CONTINUING OPERATIONS	$(41,431)	$(146,071)	$(152,095)	$(696,288)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(37,984)	(27,134)	(51,898)	(43,273)
NET LOSS	$(79,415)	$(173,205)	$(203,993)	$(739,561)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(0.18)	$(0.65)	$(0.67)	$(3.11)
Discontinued operations	(0.17)	(0.12)	(0.23)	(0.19)
Basic	$(0.35)	$(0.77)	$(0.90)	$(3.30)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(0.18)	$(0.65)	$(0.67)	$(3.11)
Discontinued operations	(0.17)	(0.12)	(0.23)	(0.19)
Diluted	$(0.35)	$(0.77)	$(0.90)	$(3.30)
WEIGHTED AVERAGE SHARES:
Basic	226,598	224,132	225,804	223,829
Diluted	226,598	224,132	225,804	223,829
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
NET LOSS		$(79,415)		$(173,205)		$(203,993)		$(739,561)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency:
Foreign currency translation (loss) gain arising during the period	$(2,515)		$4,735		$6,610		$(7,033)
Less: reclassification adjustments for (gain) loss realized in net loss	—	(2,515)	—	4,735	—	6,610	—	(7,033)
OTHER COMPREHENSIVE (LOSS) INCOME		$(2,515)		$4,735		$6,610		$(7,033)
COMPREHENSIVE LOSS		$(81,930)		$(168,470)		$(197,383)		$(746,594)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(203,993)	$(739,561)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	468,409	556,503
Inventory step-up	—	261
Share-based compensation	48,909	43,722
Amortization of debt issuance costs and discount	13,799	15,289
Deferred income taxes	(2,452)	13,118
Change in fair value of contingent consideration	(26,983)	11,731
Gain on extinguishment of debt	(119,828)	—
Asset impairment charges	258,652	613,400
Gain on sale of business and other assets	(3,101)	(29,859)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	58,630	31,634
Inventories	(32,761)	52,499
Prepaid and other assets	15,577	993
Accounts payable, accrued expenses and other liabilities	(378,547)	(367,979)
Income taxes payable/receivable	22,933	(4,759)
Net cash provided by operating activities	$119,244	$196,992
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding capitalized interest	(47,812)	(56,544)
Capitalized interest payments	(3,207)	(2,569)
Proceeds from sale of business and other assets, net	4,780	43,753
Other investing activities	912	1,678
Net cash used in investing activities	$(45,327)	$(13,682)
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	1,483,125	—
Repayments of notes	(1,501,788)	—
Repayments of term loans	(25,614)	(25,614)
Proceeds from draw of revolving debt	300,000	—
Repayments of other indebtedness	(7,826)	(3,921)
Payments for debt issuance and extinguishment costs	(6,414)	—
Payments for contingent consideration	(11,846)	(28,664)
Payments of tax withholding for restricted shares	(10,077)	(5,082)
Proceeds from exercise of options	4	473
Net cash provided by (used in) financing activities	$219,564	$(62,808)
Effect of foreign exchange rate	780	(608)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$294,261	$119,894
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,476,837	1,311,014
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,771,098	$1,430,908
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$185,745	$216,770
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$266,958	$248,485
Other cash distributions for mesh legal settlements	$13,334	$17,114
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
Lease Accounting. The Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842) on January 1, 2019. For further discussion of the adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of September 30, 2019” section below. ASC 842 applies to a number of arrangements to which the Company is party.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2019
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Accounting Standards Codification Topic 820, Fair Value Measurement. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain aspects of ASU 2018-13 require prospective treatment, while others require retrospective treatment. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on the Company’s disclosures.
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

Recent Accounting Pronouncements Adopted or Otherwise Effective as of September 30, 2019
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) to establish a comprehensive new accounting standard for leases. ASU 2016-02, together with a series of subsequently-issued related ASUs, has been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (ASC 840), and requires lessees to, among other things, recognize on the balance sheet a right-of-use asset and a right-of-use lease liability, representing the present value of future minimum lease payments, for most leases.
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
The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Litigation-related and other contingencies, net	$30,000	$19,000	$30,400	$19,000
Loss from discontinued operations before income taxes	$(37,984)	$(27,134)	$(51,898)	$(43,273)
Income tax benefit	$—	$—	$—	$—
Discontinued operations, net of tax	$(37,984)	$(27,134)	$(51,898)	$(43,273)

Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $51.9 million and $43.3 million for the nine months ended September 30, 2019 and 2018, respectively, and the impact of cash activity related to vaginal mesh cases. There were no material net cash flows related to Astora discontinued investing activities during the nine months ended September 30, 2019 or 2018. There was no depreciation or amortization during the nine months ended September 30, 2019 or 2018 related to Astora.

NOTE 4. RESTRUCTURING
Set forth below are disclosures relating to restructuring initiatives that resulted in material expenses or cash expenditures during any of the three- or nine-month periods ended September 30, 2019 or 2018 or had material restructuring liabilities at either September 30, 2019 or December 31, 2018. Employee separation, retention and certain other employee benefit-related costs related to our restructurings are expensed ratably over the requisite service period. Other restructuring costs are generally expensed as incurred.
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
As a result of the 2017 Generic Pharmaceuticals Restructuring Initiative, the Company incurred pre-tax charges of $4.8 million and $59.6 million during the three and nine months ended September 30, 2018, respectively. During the three months ended September 30, 2018, the expenses consisted of employee separation, retention and other benefit-related costs of $2.1 million and certain other charges of $2.7 million. During the nine months ended September 30, 2018, the expenses consisted of charges relating to accelerated depreciation of $35.2 million, employee separation, retention and other benefit-related costs of $9.8 million, asset impairment charges of $2.6 million and certain other charges of $12.0 million. These charges are included in the Generic Pharmaceuticals segment. Accelerated depreciation and employee separation, retention and other benefit-related costs are primarily included in Cost of revenues in the Condensed Consolidated Statements of Operations. Certain other charges are included in both Cost of revenues and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company did not incur any material pre-tax charges as a result of the 2017 Generic Pharmaceuticals Restructuring Initiative during the three and nine months ended September 30, 2019 and does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative.
The liability related to the 2017 Generic Pharmaceuticals Restructuring Initiative is primarily included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. Changes to this liability during the nine months ended September 30, 2019 were as follows (in thousands):

	Employee Separation and Other Benefit-Related Costs	Other Restructuring Costs	Total
Liability balance as of January 1, 2019	$4,239	$48	$4,287
Cash distributions	(4,239)	(48)	(4,287)
Liability balance as of September 30, 2019	$—	$—	$—

January 2018 Restructuring Initiative
In January 2018, the Company initiated a restructuring initiative that included a reorganization of its Generic Pharmaceuticals segment’s research and development network, a further simplification of the Company’s manufacturing networks and a company-wide unification of certain corporate functions (the January 2018 Restructuring Initiative). As a result of the January 2018 Restructuring Initiative, the Company incurred pre-tax charges of $23.8 million during the nine months ended September 30, 2018. The expenses primarily consisted of employee separation, retention and other benefit-related costs of $22.1 million and certain other charges of $1.7 million. Of the total charges incurred, $10.8 million are included in the Generic Pharmaceuticals segment, $5.2 million are included in Corporate unallocated costs, $4.0 million are included in the Sterile Injectables segment, $3.1 million are included in the International Pharmaceuticals segment and $0.7 million are included in the Branded Pharmaceuticals segment. Employee separation, retention and other benefit-related costs are included in Cost of revenues, Selling, general and administrative and Research and development expenses in the Condensed Consolidated Statements of Operations. Certain other charges are primarily included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company did not incur any material pre-tax charges as a result of the January 2018 Restructuring Initiative during any of the other periods presented and does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative. At December 31, 2018, the remaining liability balance was $1.1 million. Substantially all related cash payments were made by the end of the first quarter of 2019.

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

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues from external customers:
Branded Pharmaceuticals	$217,313	$220,100	$629,851	$632,972
Sterile Injectables	263,635	237,150	777,963	670,847
Generic Pharmaceuticals	218,012	257,969	654,322	748,445
International Pharmaceuticals (1)	30,466	30,247	87,428	108,425
Total net revenues from external customers	$729,426	$745,466	$2,149,564	$2,160,689
Adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$91,444	$84,891	$253,417	$262,454
Sterile Injectables	197,974	170,329	566,345	513,082
Generic Pharmaceuticals	29,433	82,555	128,738	247,137
International Pharmaceuticals	11,511	13,377	35,053	45,594
Total segment adjusted income from continuing operations before income tax	$330,362	$351,152	$983,553	$1,068,267
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented. There were no material tangible long-lived assets in an individual country other than the U.S. as of September 30, 2019 or December 31, 2018.
The table below provides reconciliations of our Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total consolidated loss from continuing operations before income tax	$(24,070)	$(143,068)	$(120,363)	$(671,559)
Interest expense, net	136,903	131,847	404,387	385,896
Corporate unallocated costs (1)	37,891	49,187	124,351	144,693
Amortization of intangible assets	131,932	161,275	417,949	471,662
Inventory step-up	—	71	—	261
Upfront and milestone payments to partners	1,672	4,731	4,055	43,027
Retention and separation benefits and other cost reduction initiatives (2)	11,023	4,001	15,172	82,141
Certain litigation-related and other contingencies, net (3)	(14,414)	(1,750)	(4,093)	15,370
Asset impairment charges (4)	4,766	142,217	258,652	613,400
Acquisition-related and integration items (5)	16,025	1,288	(26,983)	13,284
Gain on extinguishment of debt	—	—	(119,828)	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	(922)	1,528	2,874	(1,560)
Other, net (6)	29,556	(175)	27,380	(28,348)
Total segment adjusted income from continuing operations before income tax	$330,362	$351,152	$983,553	$1,068,267
__________

(1)	Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.

(2)
Amounts for both the three and nine months ended September 30, 2019 include $6.7 million of costs associated with retention bonuses awarded to certain senior management of the Company. Other amounts during each of the periods presented related primarily to our restructuring initiatives. Such amounts included employee separation costs of $2.2 million during the nine months ended September 30, 2019 and other charges of $4.4 million and $6.3 million during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, such amounts included employee separation costs of $2.1 million and $32.7 million, respectively, charges to increase excess inventory reserves of $0.2 million and $2.8 million, respectively, and other charges of $1.7 million and $11.4 million, respectively. Also included in the amount for the nine months ended September 30, 2018 is accelerated depreciation of $35.2 million. See Note 4. Restructuring for discussion of our material restructuring initiatives.

(3)
Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 13. Commitments and Contingencies.

(4)	Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 9. Goodwill and Other Intangibles.

(5)	Amounts primarily relate to changes in the fair value of contingent consideration.

(6)
Amounts during the three and nine months ended September 30, 2019 include $17.5 million for contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment and $14.1 million for a premium associated with an extended reporting period endorsement on an expiring insurance program. The remaining amounts primarily relate to gains on sales of businesses and other assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$82,756	$64,214	$226,118	$184,855
SUPPRELIN® LA	20,772	20,408	66,542	60,948
Other Specialty (1)	28,470	27,614	78,397	69,226
Total Specialty Products	$131,998	$112,236	$371,057	$315,029
Established Products:
PERCOCET®	$28,561	$30,730	$88,199	$93,539
TESTOPEL®	13,236	15,962	40,830	44,976
Other Established (2)	43,518	61,172	129,765	179,428
Total Established Products	$85,315	$107,864	$258,794	$317,943
Total Branded Pharmaceuticals (3)	$217,313	$220,100	$629,851	$632,972
Sterile Injectables:
VASOSTRICT®	$129,691	$112,333	$384,854	$332,387
ADRENALIN®	40,311	35,460	133,468	101,858
APLISOL®	28,085	15,992	55,996	49,064
Ertapenem for injection	21,853	25,798	79,619	25,798
Other Sterile Injectables (4)	43,695	47,567	124,026	161,740
Total Sterile Injectables (3)	$263,635	$237,150	$777,963	$670,847
Total Generic Pharmaceuticals (5)	$218,012	$257,969	$654,322	$748,445
Total International Pharmaceuticals (6)	$30,466	$30,247	$87,428	$108,425
Total revenues, net	$729,426	$745,466	$2,149,564	$2,160,689
__________

(1)
Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®. Beginning with our first-quarter 2019 reporting, TESTOPEL®, which was previously included in Other Specialty, has been reclassified and is now included in the Established Products portfolio for all periods presented.

(2)	Products included within Other Established include, but are not limited to, LIDODERM®, VOLTAREN® Gel, EDEX®, FORTESTA® Gel and TESTIM®, including the authorized generics of FORTESTA® Gel and TESTIM®.

(3)
Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2019 and/or any product having revenues in excess of $25 million during any quarterly period in 2019 or 2018.

(4)	Products included within Other Sterile Injectables include ephedrine sulfate injection and others.

(5)
The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three and nine months ended September 30, 2019, colchicine tablets, the authorized generic of Takeda Pharmaceuticals U.S.A., Inc.’s Colcrys®, which launched in July 2018, made up 7% and 6% of consolidated total revenue, respectively. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.

(6)
The International Pharmaceuticals segment, which accounted for 4% of consolidated total revenues during both the three and nine months ended September 30, 2019 and 4% and 5% of consolidated total revenues during the three and nine months ended September 30, 2018, respectively, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin.

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
The following table presents current and noncurrent restricted cash and cash equivalent balances at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Restricted cash and cash equivalents—current portion (1)	$222,491	$305,368
Restricted cash and cash equivalents—noncurrent portion (2)	22,357	22,356
Restricted cash and cash equivalents—total (3)	$244,848	$327,724
__________

(1)	These amounts are reported in our Condensed Consolidated Balance Sheets as Restricted cash and cash equivalents.

(2)	These amounts are reported in our Condensed Consolidated Balance Sheets as Other assets.

(3)
Approximately $221.6 million and $299.7 million of our restricted cash and cash equivalents are held in qualified settlement funds (QSFs) for mesh-related matters at September 30, 2019 and December 31, 2018, respectively. The remaining amount of restricted cash and cash equivalents at September 30, 2019 primarily relates to other litigation-related matters. See Note 13. Commitments and Contingencies for further information.

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
Acquisition-Related Contingent Consideration
The fair value of contingent consideration liabilities is determined using unobservable inputs; hence, these instruments represent Level 3 measurements within the above-defined fair value hierarchy. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in earnings. Changes in any of these estimated inputs used as of the date of this report could have resulted in significant adjustments to fair value. See the “Recurring Fair Value Measurements” section below for additional information on acquisition-related contingent consideration.

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Fair Value Measurements at September 30, 2019 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$748,441	$—	$—	$748,441
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$20,974	$20,974
Acquisition-related contingent consideration—noncurrent	$—	$—	$38,520	$38,520

	Fair Value Measurements at December 31, 2018 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$137,215	$—	$—	$137,215
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$36,514	$36,514
Acquisition-related contingent consideration—noncurrent	$—	$—	$80,189	$80,189

At September 30, 2019 and December 31, 2018, money market funds include $54.6 million and $86.9 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 13. Commitments and Contingencies for further discussion of our product liability cases. At September 30, 2019 and December 31, 2018, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning of period	$52,930	$152,098	$116,703	$190,442
Amounts settled	(9,376)	(24,564)	(30,541)	(73,298)
Changes in fair value recorded in earnings	16,025	769	(26,983)	11,731
Effect of currency translation	(85)	167	315	(405)
End of period	$59,494	$128,470	$59,494	$128,470

At September 30, 2019, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 9.5% to 15.0% (weighted average rate of approximately 11.8%). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.

The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2019 by acquisition (in thousands):

	Balance as of December 31, 2018	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of September 30, 2019
Auxilium acquisition	$14,157	$1,086	$(388)	$14,855
Lehigh Valley Technologies, Inc. acquisitions	34,700	10,566	(14,466)	30,800
VOLTAREN® Gel acquisition (1)	56,240	(37,395)	(14,601)	4,244
Other	11,606	(1,240)	(771)	9,595
Total	$116,703	$(26,983)	$(30,226)	$59,494

__________

(1)	The change in fair value recorded in earnings includes the impact of certain competitive events occurring during the nine months ended September 30, 2019.
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 were as follows (in thousands):

	Fair Value Measurements during the Nine Months Ended September 30, 2019 (1) using:			Total Expense for the Nine Months Ended September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Intangible assets, excluding goodwill (Note 9)	$—	$—	$41,839	$(104,660)
Certain property, plant and equipment	—	—	—	(2,884)
Total	$—	$—	$41,839	$(107,544)

__________

(1)
The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.

Additionally, the Company recorded aggregate pre-tax non-cash goodwill impairment charges during the nine months ended September 30, 2019 of $151.1 million. Refer to Note 9. Goodwill and Other Intangibles for further description, including the valuation methodologies utilized.
NOTE 7. INVENTORIES
Inventories consist of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials (1)	$123,608	$122,825
Work-in-process (1)	68,880	70,458
Finished goods (1)	146,025	128,896
Total	$338,513	$322,179

__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At September 30, 2019 and December 31, 2018, $23.7 million and $8.1 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company’s Condensed Consolidated Balance Sheets included approximately $18.2 million and $12.5 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
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
The following table presents information about the Company's ROU assets and lease liabilities at September 30, 2019 (in thousands):

	Condensed Consolidated Balance Sheets Line Items	September 30, 2019
ROU assets:
Operating lease ROU assets	Operating lease assets	$53,839
Finance lease ROU assets	Property, plant and equipment, net	59,104
Total ROU assets		$112,943
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$10,575
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	50,965
Total operating lease liabilities		$61,540
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$5,550
Noncurrent finance lease liabilities	Other liabilities	32,768
Total finance lease liabilities		$38,318

The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2019 (in thousands):

	Condensed Consolidated Statements of Operations Line Items	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Various (1)	$3,510	$10,269
Finance lease cost:
Amortization of ROU assets	Various (1)	$2,311	$7,096
Interest on lease liabilities	Interest expense, net	$271	$1,256
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,318	$7,185
Sublease income	Various (1)	$(932)	$(2,828)
__________

(1)
Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of revenues	$2,793	$8,425
Selling, general and administrative	$4,347	$13,145
Research and development	$67	$152

(2)
Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability, such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table, determined in accordance with ASC 842, provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2019 for each of the five years subsequent to December 31, 2018 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
2019, excluding amounts already paid	$3,740	$1,826
2020	13,771	7,447
2021	13,996	7,594
2022	12,424	7,744
2023	10,012	7,898
Thereafter	20,549	21,881
Total future lease payments	$74,492	$54,390
Less: amount representing interest	12,952	16,072
Present value of future lease payments (lease liability)	$61,540	$38,318

The Company’s future minimum lease commitments as of December 31, 2018 under ASC 840, as reported in the Annual Report, were as follows:

	Capital Leases (1)	Operating Leases
2019	$6,884	$15,800
2020	6,819	14,519
2021	6,921	12,883
2022	7,072	12,454
2023	7,225	9,945
Thereafter	9,127	20,573
Total minimum lease payments	$44,048	$86,174
Less: Amount representing interest	4,084
Total present value of minimum payments	$39,964
Less: Current portion of such obligations	5,845
Long-term capital lease obligations	$34,119
__________

(1)	The Malvern, Pennsylvania headquarters lease arrangement is included under Capital Leases.
The following table provides the weighted average remaining lease term and weighted average discount rates for our leases as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term (years), weighted based on lease liability balances:
Operating leases	6.0 years
Finance leases	9.7 years
Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Operating leases	5.8%
Finance leases	5.5%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$11,200
Operating cash payments for finance leases	$1,535
Financing cash payments for finance leases	$7,826
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$623
Finance leases	$5,901

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2019 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2018	$828,818	$2,731,193	$151,108	$53,517	$3,764,636
Effect of currency translation	—	—	—	1,794	1,794
Goodwill impairment charges	—	—	(151,108)	—	(151,108)
Goodwill as of September 30, 2019	$828,818	$2,731,193	$—	$55,311	$3,615,322

The carrying amounts of goodwill at September 30, 2019 and December 31, 2018 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2018	$855,810	$—	$2,991,549	$456,408	$4,303,767
Accumulated impairment losses as of September 30, 2019	$855,810	$—	$3,142,657	$470,181	$4,468,648

Other Intangible Assets
Changes in the amount of other intangible assets for the nine months ended September 30, 2019 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2018	Acquisitions	Impairments	Other (1)	Effect of Currency Translation	Balance as of September 30, 2019
Indefinite-lived intangibles:
In-process research and development	$93,900	$—	$—	$—	$—	$93,900
Total indefinite-lived intangibles	$93,900	$—	$—	$—	$—	$93,900
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$457,402	$—	$—	$—	$—	$457,402
Tradenames	6,409	—	—	—	—	6,409
Developed technology (weighted average life of 11 years)	6,182,015	—	(104,660)	(2,196)	7,443	6,082,602
Total finite-lived intangibles (weighted average life of 11 years)	$6,645,826	$—	$(104,660)	$(2,196)	$7,443	$6,546,413
Total other intangibles	$6,739,726	$—	$(104,660)	$(2,196)	$7,443	$6,640,313

Accumulated amortization:	Balance as of December 31, 2018	Amortization	Impairments	Other (1)	Effect of Currency Translation	Balance as of September 30, 2019
Finite-lived intangibles:
Licenses	$(398,182)	$(9,726)	$—	$—	$—	$(407,908)
Tradenames	(6,409)	—	—	—	—	(6,409)
Developed technology	(2,877,829)	(408,223)	—	2,196	(3,923)	(3,287,779)
Total other intangibles	$(3,282,420)	$(417,949)	$—	$2,196	$(3,923)	$(3,702,096)
Net other intangibles	$3,457,306					$2,938,217

__________

(1)	Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the three and nine months ended September 30, 2019 totaled $131.9 million and $417.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 totaled $161.3 million and $471.7 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2018 is as follows (in thousands):

2019	$543,795
2020	$457,248
2021	$415,637
2022	$399,886
2023	$369,619

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
During the three and nine months ended September 30, 2019 and 2018, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Goodwill impairment charges	$—	$—	$151,108	$391,000
Other intangible asset impairment charges	$4,261	$140,609	$104,660	$217,576

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

NOTE 10. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At September 30, 2019, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets, net (1)	$4,283	$12,065	$(7,782)	(65)%
Contract liabilities, net (2)	$6,864	$19,217	$(12,353)	(64)%
__________

(1)
At September 30, 2019 and December 31, 2018, approximately $4.3 million and $9.3 million, respectively, of these contract asset amounts are classified as current assets and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets. The net decrease in contract assets during the nine months ended September 30, 2019 was primarily due to reclassifications to accounts receivable following the resolution of certain conditions other than the passage of time affecting the Company’s rights to consideration for the sale of certain goods, partially offset by certain sales activity during the period.

(2)
At September 30, 2019 and December 31, 2018, approximately $2.1 million and $1.7 million, respectively, of these contract liability amounts are classified as current liabilities and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the nine months ended September 30, 2019, the Company entered into new contracts resulting in an increase to contract liabilities of approximately $4.0 million. This increase was more than offset by approximately $14.9 million in reductions following certain product discontinuation activities in our International Pharmaceuticals segment and approximately $1.1 million in revenue recognized during the period.

During the nine months ended September 30, 2019, we recognized revenue of $6.7 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts payable	$110,074	$96,024
Returns and allowances	208,264	236,946
Rebates	140,184	144,860
Chargebacks	1,578	2,971
Accrued interest	101,085	130,182
Accrued payroll and related benefits	71,867	89,895
Accrued royalties and other distribution partner payables	111,347	122,028
Acquisition-related contingent consideration—current	20,974	36,514
Other	171,808	149,780
Total	$937,181	$1,009,200

NOTE 12. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.91%	$400,000	$392,947
5.75% Senior Notes due 2022	5.75%	182,479	182,479	6.04%	700,000	694,464
5.375% Senior Notes due 2023	5.62%	210,440	208,912	5.62%	750,000	743,438
6.00% Senior Notes due 2023	6.28%	1,439,840	1,426,195	6.28%	1,635,000	1,616,817
5.875% Senior Secured Notes due 2024	6.14%	300,000	296,497	6.14%	300,000	296,062
6.00% Senior Notes due 2025	6.27%	1,200,000	1,185,135	6.27%	1,200,000	1,183,415
7.50% Senior Secured Notes due 2027	7.71%	1,500,000	1,481,758		—	—
Term Loan B Facility Due 2024	6.59%	3,338,162	3,309,791	7.02%	3,363,775	3,331,276
Revolving Credit Facility	4.63%	300,000	300,000		—	—
Total long-term debt, net		$8,479,215	$8,399,061		$8,348,775	$8,258,419
Less current portion, net		34,150	34,150		34,150	34,150
Total long-term debt, less current portion, net		$8,445,065	$8,364,911		$8,314,625	$8,224,269

The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at September 30, 2019. The obligations under (i) all of the senior secured notes and (ii) the Credit Agreement (as defined below) and related loan documents are secured on a pari passu basis by a perfected first priority (subject to certain permitted liens) lien on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). Our senior unsecured notes are unsecured and effectively subordinated in right of priority to our credit agreement and our senior secured notes, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $6.9 billion and $7.2 billion at September 30, 2019 and December 31, 2018, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Senior Notes and Senior Secured Notes
At September 30, 2019 and December 31, 2018, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes.
Credit Facilities
The credit facilities consist of a $1,000.0 million revolving credit facility (the Revolving Credit Facility) and a senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). In June 2019, the Company borrowed $300.0 million under the Revolving Credit Facility. The proceeds will be used for purposes consistent with the Company’s capital allocation priorities, including for general corporate purposes.
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
At September 30, 2019 and December 31, 2018, we were in compliance with all covenants contained in the Credit Agreement (as defined below).
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

•
Before April 1, 2022, the 2027 Notes may be redeemed, in part (up to 35% of the principal amount outstanding), with the net cash proceeds from specified equity offerings at 107.500% of the principal amount redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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
We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any and all disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.
As of September 30, 2019, our accrual for loss contingencies totaled $684.1 million, the most significant components of which relate to product liability and related matters associated with vaginal mesh and testosterone. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of September 30, 2019, $674.9 million of our accrual for loss contingencies is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets, with the remainder classified as Long-term legal settlement accrual, less current portion. However, the timing of the resolution of certain of these matters remains uncertain.
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
In October 2019, the Ontario Superior Court of Justice approved a class action settlement covering unresolved claims by Canadian women implanted with an AMS vaginal mesh device.
The following table presents the changes in the QSFs and mesh liability accrual balances during the nine months ended September 30, 2019 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of January 1, 2019	$299,733	$748,606
Additional charges	—	30,000
Cash contributions to Qualified Settlement Funds	185,745	—
Cash distributions to settle disputes from Qualified Settlement Funds	(266,958)	(266,958)
Cash distributions to settle disputes	—	(13,334)
Other (1)	3,125	3,256
Balance as of September 30, 2019	$221,645	$501,570
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
To date, the Company has made total mesh liability payments of approximately $3.5 billion, $221.6 million of which remains in the QSFs as of September 30, 2019. We currently expect to fund into the QSFs the remaining payments under all settlement agreements during 2019 and 2020. As the funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.

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
Although the Company believes it has appropriately estimated the probable total amount of loss associated with all mesh-related matters as of the date of this report, litigation is ongoing in certain cases that have not settled, trials may occur as early as December 2019, and it is reasonably possible that further claims may be filed or asserted and that adjustments to our overall liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Testosterone. Various manufacturers of prescription medications containing testosterone, including our subsidiaries Endo Pharmaceuticals Inc. (EPI) and Auxilium Pharmaceuticals, Inc. (subsequently converted to Auxilium Pharmaceuticals, LLC and hereinafter referred to as Auxilium), have been named as defendants in multiple lawsuits alleging personal injury resulting from the use of such medications, including FORTESTA® Gel, DELATESTRYL®, TESTIM®, TESTOPEL®, AVEED® and STRIANT®. Plaintiffs in these suits have generally alleged various personal injuries, including pulmonary embolism, stroke or other vascular and/or cardiac injuries, and sought compensatory and/or punitive damages, where available.
As of October 29, 2019, we were aware of approximately 882 testosterone cases (some of which may have been filed on behalf of multiple plaintiffs) pending against one or more of our subsidiaries. These cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2545).
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
The MDL also included a lawsuit filed in November 2014 in the U.S. District for the Northern District of Illinois against EPI, Auxilium and various other manufacturers of testosterone products on behalf of a proposed class of health insurance companies and other third party payers. This lawsuit is not part of the settlement described above. After a series of motions to dismiss, plaintiff filed a third amended complaint in April 2016, asserting civil claims for alleged violations of the Racketeer Influenced and Corrupt Organizations Act and negligent misrepresentation based on defendants’ marketing of certain testosterone products. The court denied a motion to dismiss this complaint in August 2016. In July 2018, the court denied plaintiff’s motion for class certification. In February 2019, the court granted defendants’ motion for summary judgment. Plaintiff’s appeal to the U.S. Court of Appeals for the Seventh Circuit remains pending.
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

Opioid-Related Matters
Since 2014, multiple U.S. states, counties, other governmental persons or entities and private plaintiffs have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), EPI, PPI, Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC and DAVA Pharmaceuticals, LLC, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of October 29, 2019, the cases of which we were aware include, but are not limited to, approximately 18 cases filed by or on behalf of states; approximately 2,500 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 240 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 140 cases filed by individuals. Certain of the cases have been filed as putative class actions. In addition to the litigation in the U.S., in August 2018, an action against Paladin Labs Inc., EPI, the Company and various other manufacturers and distributors was commenced in British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids. In May 2019, two putative class actions were filed in Canada, seeking relief on behalf of Canadian residents who were prescribed opioid medications. One of the actions (filed in Ontario Superior Court) names Paladin Labs Inc., the Company and EPI along with several other defendants, and the other action (filed in Quebec Superior Court) names Paladin Labs Inc. along with several other defendants. In the Quebec action, an amended application was filed in October 2019; among other things, the amended application substituted in a new plaintiff.
Many of the U.S. cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In March 2018, the U.S. Department of Justice (DOJ) filed a statement of interest in the case, and in April 2018 it filed a motion to participate in settlement discussions as a friend of the court, which the MDL court granted. The MDL court has issued various case management and substantive orders in certain cases. The first MDL trial, relating to the claims of two Ohio counties (Track One plaintiffs), was set for October 2019 but did not go forward after most defendants settled. In September 2019, EPI, EHSI, PPI and PPCI executed a settlement agreement with the Track One plaintiffs providing for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. Under the settlement agreement, the Track One plaintiffs may be entitled to additional payments in the event of a comprehensive resolution of government-related opioid claims. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of fault by us or any of our subsidiaries.
Other cases remain pending in various state courts. In some jurisdictions, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. The state cases are generally at the pleading and/or discovery stage with certain of these cases scheduled for trial beginning in 2020.
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
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services seeking production of certain documents and information regarding the marketing, sale and distribution of opioid medications in New York. We are providing information responsive to these subpoenas.

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
Since March 2016, various private plaintiffs and state attorneys general have filed cases against our subsidiary PPI and/or, in some instances, the Company, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC and/or PPCI, as well as other pharmaceutical manufacturers and, in some instances, other corporate and/or individual defendants, alleging price-fixing and other anticompetitive conduct with respect to generic pharmaceutical products. These cases, which include proposed class actions filed on behalf of direct purchasers, end-payers and indirect purchaser resellers, as well as non-class action suits, have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania under the caption In re Generic Pharmaceuticals Pricing Antitrust Litigation (MDL No. 2724).
The various complaints and amended complaints generally assert claims under federal and/or state antitrust law, state consumer protection statutes and/or state common law, and seek damages, treble damages, civil penalties, disgorgement, declaratory and injunctive relief, costs and attorneys’ fees. Some claims are based on alleged product-specific conspiracies. The allegations relating to our subsidiaries in certain of the various complaints focus primarily on one or more of the following products: amitriptyline, baclofen, budesonide, digoxin, divalproex ER, doxycycline hyclate, doxycycline monohydrate, entecavir, fluoxetine, flutamide, hydroxyurea, labetalol, methimazole, nystatin, omega-3-acid ethyl esters, propranolol and/or zoledronic acid. Other claims allege broader, multiple-product conspiracies involving various combinations of these and/or other products. Under these overarching conspiracy theories, plaintiffs seek to hold all alleged participants in a particular conspiracy jointly and severally liable for all harms caused by the alleged conspiracy, not just harms related to the products manufactured and/or sold by a particular defendant.
The MDL court has issued various case management and substantive orders, including orders denying certain motions to dismiss, and discovery is ongoing.
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

Other Antitrust Matters
Beginning in November 2013, multiple alleged purchasers of LIDODERM® filed a number of cases against our subsidiary EPI and other pharmaceutical companies generally alleging that they had entered into an anticompetitive agreement to restrain trade through the settlement of certain patent infringement litigation. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. The cases were consolidated and/or coordinated in April 2014 in a federal MDL in the U.S. District Court for the Northern District of California (MDL No. 2521). The MDL court certified classes of direct and indirect purchasers in February 2017. EPI settled with certain opt-out retailer plaintiffs in October 2017. In September 2018, the court approved EPI’s settlement with the class plaintiffs and entered judgment dismissing the class cases with prejudice. In connection with the settlements, several indirect purchasers which previously had opted out were permitted to rejoin the class. The class settlement agreements provide for aggregate payments of approximately $100 million. As of October 29, 2019, EPI had paid approximately $90 million of this total, including approximately $60 million in 2018 and $30 million in the first quarter of 2019. The remaining $10 million is included in our accrual for loss contingencies. In September 2019, Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed a complaint against EPI and other pharmaceutical companies in the Third Judicial Circuit Court, Wayne County, Michigan, asserting claims substantially similar to those asserted in the MDL. In October 2019, certain defendants removed the case to federal court.
Beginning in June 2014, multiple alleged purchasers of OPANA® ER filed cases against our subsidiaries EHSI and EPI and other pharmaceutical companies, including Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. All cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois (MDL No. 2580). Plaintiffs generally allege that an agreement reached by EPI and Impax to settle patent infringement litigation concerning multiple patents pertaining to OPANA® ER and EPI’s introduction of reformulated OPANA® ER violated antitrust laws. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In March 2019, direct and indirect purchaser plaintiffs filed motions for class certification, which remain pending. Expert discovery is ongoing.
Beginning in February 2009, the FTC and certain private plaintiffs filed suit against our subsidiary Par Pharmaceutical Companies, Inc. (since June 2016, EGHI) and other pharmaceutical companies alleging violations of antitrust law arising out of their settlement of certain patent litigation concerning the generic version of AndroGel®. Generally, the complaints seek damages, treble damages, equitable relief and attorneys’ fees and costs. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia (MDL No. 2084). In September 2012, the MDL court granted summary judgment to defendants on plaintiffs’ claims of sham litigation. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. Claims by certain alleged direct purchasers or their assignees are still pending against EGHI and other defendants. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, the court rejected two of direct purchasers’ three causation theories, rejected damages claims related to AndroGel® 1.62% and granted in part a motion seeking to exclude part of plaintiffs’ proposed manufacturing expert’s opinions. The motions were denied in all other respects. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. The MDL court has scheduled a trial for February 2020. In August 2019, following the MDL court’s denial of class certification, several alleged direct purchasers filed a separate suit in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other patent settlement agreements. In September 2019, the defendants filed a motion to transfer venue to the Northern District of Georgia to permit coordination with the MDL. That motion remains pending.
Beginning in May 2018, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI, EPI and/or us, as well as other pharmaceutical companies alleging violations of antitrust law arising out of their settlement of certain patent litigation concerning the generic version of Exforge® (amlodipine/valsartan). Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In September 2018, the putative class plaintiffs stipulated to the dismissal without prejudice of their claims against EPI and us, and the retailer plaintiffs later did the same. PPI filed a partial motion to dismiss certain claims in September 2018, which was granted in August 2019. The case is currently in discovery.

Beginning in February 2018, several alleged indirect purchasers filed proposed class actions against our subsidiary PPI and other pharmaceutical companies alleging violations of antitrust law arising out of their settlement of certain patent litigation concerning the generic version of Zetia® (ezetimibe). The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek injunctive relief, damages, treble damages, attorneys’ fees and costs. In June 2018, these and other related cases, including proposed direct purchaser class actions in which PPI was not named as a defendant, were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Virginia (MDL No. 2836). In September 2018, the indirect purchaser plaintiffs dismissed their claims against PPI without prejudice. In May 2019, the direct purchaser plaintiffs filed a motion seeking leave of court to file an amended consolidated class complaint adding PPI as a defendant in the direct purchaser actions, which leave was granted in June 2019; certain retailer plaintiffs filed a similar motion, which was granted in July 2019. In July 2019, PPI entered into settlement agreements with both the direct purchaser plaintiffs and the retailer plaintiffs. The direct purchaser settlement is subject to court approval. The settlement agreements involve no admission of liability and no monetary payment.
Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In October 2019, the defendants filed various motions to dismiss and, in the alternative, moved to transfer the litigation to the U.S. District Court for the District of Delaware.
In November 2014, EPI received a CID from Florida’s Office of the Attorney General seeking documents and other information concerning EPI’s agreement with Actavis settling the LIDODERM® patent litigation, as well as information concerning marketing and sales of LIDODERM®. EPI and/or EHSI later received similar CIDs from Alaska and South Carolina. In May 2019, we and EPI entered into a settlement with the state of California resolving potential antitrust and consumer protection claims concerning EPI’s agreement with Actavis settling the LIDODERM® patent litigation, and in July 2019, we and EPI entered into a similar settlement with 18 additional states: Alabama, Arkansas, Florida, Hawaii, Idaho, Illinois, Indiana, Iowa, Maryland, Minnesota, Mississippi, Missouri, Ohio, Oklahoma, Utah, Virginia, Washington and Wisconsin. The settlements involve no admission of liability, and payments provided for in the settlements are not material to the Company. As part of the settlements, we agreed to certain covenants relating to the future settlement of patent infringement litigation through February 2027. These covenants, which are consistent with Endo’s current practices in settling patent infringement cases and consistent with the settlement agreement we reached with the Federal Trade Commission in January 2017, include a prohibition on patent settlement agreements that prevent the marketing of authorized generic products or that involve certain payments to generic manufacturers. The covenants are included in stipulated orders subject to approval by the U.S. District Court for the Northern District of California. The court approved the stipulated order relating to the California settlement in June 2019; with respect to the other settlement, the court approved the stipulated order in August 2019.
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
In July 2019, EPI received a CID from the Federal Trade Commission seeking production of certain documents and information regarding oxymorphone ER and EPI’s settlement of a contract dispute with Impax Laboratories (now Amneal Pharmaceuticals) in August 2017. We are cooperating with the investigation.
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

Securities Litigation
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against Endo, certain of its current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In June 2019, the parties entered into a settlement, subject to court approval, which provides for a $50 million payment to the investor class in exchange for a release of their claims. The court preliminarily approved the settlement in July 2019; a final approval hearing is set for November 2019. As a result of the settlement, during the first quarter of 2019, the Company recorded an increase of approximately $50 million to its accrual for loss contingencies. As the Company’s insurers agreed to fund the settlement, the Company also recorded a corresponding insurance receivable of approximately $50 million during the first quarter of 2019, which was recorded as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The Company’s insurers funded the settlement during the third quarter of 2019, resulting in corresponding decreases to the Company’s accrual for loss contingencies and insurance receivable.
In April 2017, a putative class action entitled Phaedra A. Makris v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the Superior Court of Justice in Ontario, Canada by an individual shareholder on behalf of herself and similarly-situated Canadian-based investors who purchased Endo’s securities between January 11 and May 5, 2016. The original statement of claim generally sought class certification, declaratory relief, damages, interest and costs based on alleged violations of the Ontario Securities Act. The original statement of claim alleged negligent misrepresentations concerning the Company’s revenues, profit margins and earnings per share; its receipt of a subpoena from the state of Connecticut regarding doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium and oxybutynin chloride; and the erosion of the Company’s U.S. generic pharmaceuticals business. In January 2019, plaintiff amended her statement of claim to add a claim on behalf of herself and similarly-situated Canadian investors who purchased Endo’s securities between January 11, 2016 and June 8, 2017. This additional claim is based on the Company’s decision to remove reformulated OPANA® ER from the market.
In August 2017, an alleged individual shareholder filed a putative class action entitled Bier v. Endo International plc, et al. in the U.S. District Court for the Eastern District of Pennsylvania. The original complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act against Endo and four current and former directors and officers, based on the Company’s decision to remove reformulated OPANA® ER from the market. In December 2017, the court appointed SEB Investment Management AB lead plaintiff in the action. In February 2018, the lead plaintiff filed an amended complaint, which added claims alleging violations of Sections 11 and 15 of the Securities Act in connection with the June 2015 offering. The amended complaint named the Company, EHSI and 20 current and former directors, officers and employees of Endo as defendants. In December 2018, the court dismissed the plaintiff’s claims against four individual defendants. In May 2019, the parties stipulated to the dismissal of the claims brought pursuant to Sections 11 and 15 of the Securities Act, which the court accordingly dismissed without prejudice. In August 2019, the parties entered into a settlement, subject to court approval, which provides for a payment of $82.5 million to the investor class in exchange for a release of their claims. The court preliminarily approved the settlement in September 2019 and scheduled a final approval hearing for December 2019. As a result of the settlement, during the second quarter of 2019, the Company recorded an increase of approximately $82.5 million to its accrual for loss contingencies. As the Company’s insurers agreed to fund the settlement, the Company also recorded a corresponding insurance receivable of approximately $82.5 million during the second quarter of 2019, which was recorded as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The Company’s insurers funded $20.0 million of the settlement amount during the third quarter of 2019, resulting in corresponding decreases to the Company’s accrual for loss contingencies and insurance receivable. The Company’s insurers funded the remainder in October 2019.
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

VASOSTRICT® Related Matters
In July 2016, Fresenius Kabi USA, LLC (Fresenius) filed a complaint against PPCI and its affiliate Par Sterile Products, LLC (PSP) in the U.S. District Court for the District of New Jersey alleging that PPCI and its affiliate engaged in an anticompetitive scheme to exclude competition for PPCI’s VASOSTRICT®, a vasopressin-based cardiopulmonary drug. The complaint alleges violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that PPCI and its affiliate entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that, as a result, Fresenius could not obtain vasopressin API in order to file an Abbreviated New Drug Application (ANDA) to obtain U.S. Food and Drug Administration (FDA) approval for its own vasopressin product. Fresenius seeks actual, treble and punitive damages, attorneys’ fees and costs and injunctive relief. The parties filed cross-motions for summary judgment in July 2019; those motions remain pending.
In August 2017, our subsidiaries PPI and PSP filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®. In November 2017, we filed a motion for preliminary injunction seeking various forms of relief. In January 2018, we filed a first amended complaint adding four former employees and one former consultant of PSP as defendants and numerous causes of action against some or all of those individuals, including misappropriation under the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as breach of contract, breach of the duty of loyalty and breach of the duty of confidence. In March 2018, the court granted in part our motion for preliminary injunction and enjoined QuVa from marketing and releasing its planned vasopressin product through the conclusion of trial. We subsequently deposited a bond to the court’s interest-bearing account to secure the preliminary injunction. Defendants filed a motion asking the court to reconsider the bond amount, which the court denied. Also in March 2018, QuVa and seven of the individual defendants filed a motion to dismiss the New Jersey common law claims, four of the individual defendants filed a motion to dismiss for lack of personal jurisdiction and one of the individuals filed a motion to dismiss the breach of contract claim. In April 2018, another individual defendant filed a motion to dismiss asserting numerous arguments, including lack of personal jurisdiction, improper venue and choice of law. Discovery began in May 2018. Also in May 2018, defendants filed a notice of appeal to the Third Circuit Court of Appeals indicating intent to appeal the court’s preliminary injunction. The parties completed appellate briefing in January 2019. Also in January 2019, the court denied all four of defendants’ pending motions to dismiss. In February 2019, the defendants filed their answers and affirmative defenses and certain defendants also filed counterclaims for defamation, tortious interference with contract, tortious interference with prospective business relations and witness interference. The counterclaims seek actual, exemplary and punitive damages and other relief. In March 2019, we filed a motion to dismiss all of the defendants’ counterclaims. This motion is still pending. In April 2019, the Third Circuit Court of Appeals affirmed the court’s preliminary injunction but remanded for additional fact-finding concerning the duration of the preliminary injunction and, if needed, consideration of the additional trade secrets raised in our motion for preliminary injunction but not addressed by the preliminary injunction order. The parties completed remand briefing in June 2019 and, following oral argument in July 2019, the court took the issue under submission. In September 2019, following the decision in the Athenex matter upholding the FDA’s determination that there is no clinical need for outsourcing facilities to compound drugs using bulk vasopressin (described below), the parties submitted a proposed consent order to the district court agreeing to a lifting of the preliminary injunction against QuVa but reserving PPI and PSP’s right to seek return or reduction of the bond. The court has not yet ruled on PPI and PSP’s request for return or reduction of the bond.

In October 2017, Endo Par Innovation Company, LLC (EPIC) and PSP filed a complaint in the U.S. District Court for the District of Columbia challenging the legality of the FDA’s Interim Policy on Compounding Using Bulk Drug Substances Under Section 503B of the Federal Food, Drug, and Cosmetic Act (January 2017) with respect to the listing of vasopressin in Category 1 of the Interim Policy. The complaint contends that the Interim Policy is unlawful because it is inconsistent with the Federal Food, Drug, and Cosmetic Act, including, but not limited to, Section 503B of that Act. The complaint sought (i) a declaration that FDA’s Interim Policy and its listing of vasopressin in Category 1 of the Interim Policy are unlawful and (ii) an order enjoining and vacating the Interim Policy and the FDA’s listing of vasopressin in Category 1 of the Interim Policy. In January 2018, EPIC and PSP agreed to a temporary 60-day stay of the litigation in light of the FDA’s announcement that forthcoming guidance would address the concerns set forth in the Company’s complaint. In March 2018, the FDA released new draft guidance for industry entitled “Evaluation of Bulk Drug Substances Nominated for Use in Compounding Under Section 503B of the Federal Food, Drug, and Cosmetic Act.” Shortly thereafter, the parties agreed to extend the temporary stay for an additional 180 days. In August 2018, before the 180-day stay period expired, Athenex Pharma Solutions, LLC and Athenex Pharmaceutical Division, LLC announced they had commenced bulk compounding of vasopressin, and moved to intervene in EPIC and PSP’s case against the FDA. Later that month, EPIC and PSP invoked their ability to terminate the stay and filed a motion for preliminary injunction. Before responding to the motion for preliminary injunction, the FDA issued a notice containing a proposed finding that there is no clinical need to bulk compound vasopressin under Section 503B in August 2018. In September 2018, the FDA advised EPIC and PSP that it would agree to use its best efforts to finalize the vasopressin clinical need rulemaking by December 31, 2018, if the case were again stayed. EPIC and PSP agreed to the requested stay. In December 2018, the appropriations act that had been funding the DOJ and components of the FDA expired, resulting in a lapse of appropriations; therefore, the FDA moved the court for a further stay of the case until appropriations were restored. The court granted the motion in January 2019, ordering the FDA to file a notification with the court within three business days of DOJ operations resuming. After government appropriations were restored, the FDA advised that it would use its best efforts to finalize the vasopressin clinical need determination by March 15, 2019. The FDA finalized the vasopressin clinical need determination in March 2019, finding that because of VASOSTRICT®’s availability, there is no clinical need for outsourcing facilities to compound drugs using bulk vasopressin. That same day, Athenex, Inc., Athenex Pharma Solutions, LLC, and Athenex Pharmaceutical Division, LLC filed a complaint in the U.S. District Court for the District of Columbia, challenging the FDA’s clinical need determination for vasopressin. EPIC and PSP intervened as defendants in the action. The parties and the court agreed to an expedited summary judgment briefing, and a hearing on cross-motions for summary judgment was held in April 2019. In August 2019, the court granted defendants’ motion for summary judgment and denied plaintiffs’ motion for summary judgment. The court subsequently denied plaintiffs’ motion for a stay or injunction of the court’s order pending appeal to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). Plaintiffs then withdrew their appeal and the D.C. Circuit dismissed the case. In September 2019, all parties also stipulated to the dismissal without prejudice of EPIC and PSP’s suit against the FDA, and that case was closed.
In August 2018, Athenex filed a declaratory judgment action in the U.S. District Court for the Western District of New York, a case styled Athenex v. Par, alleging non-infringement and/or invalidity of the patents the Company has listed in the Orange Book in view of VASOSTRICT®. The Company moved to dismiss Athenex’s case on multiple grounds in October 2018, which motion was opposed by Athenex in December 2018. The Company responded to this opposition in December 2018. In July 2019, the court granted our motion and dismissed Athenex’s declaratory judgment action and the time for Athenex to appeal has expired. This matter is now closed.
In April 2018, PSP and PPI received a notice letter from Eagle Pharmaceuticals, Inc. (Eagle) advising of the filing by such company of an ANDA for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml. In May 2018, PSP and PPI received a second notice letter from Eagle advising of the same filing, but adding an additional patent. The Paragraph IV notices refer to U.S. Patent Nos. 9,375,478; 9,687,526; 9,744,209; 9,744,239; 9,750,785 and 9,937,223, which variously cover either vasopressin-containing pharmaceutical compositions or methods of using a vasopressin-containing dosage form to increase blood pressure in humans. In May 2018, PPI, PSP and EPIC filed a lawsuit against Eagle in the U.S. District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In August 2018, Eagle filed an answer and a counterclaim for non-infringement and invalidity of asserted patents. A claim construction hearing was held in May 2019 and a bench trial is scheduled for May 2020.
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
In November 2018, PSP and PPI received a notice letter from Amphastar Pharmaceuticals, Inc. (Amphastar) advising of the filing by such company of an ANDA for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/1 ml. In December 2018, PPI, PSP and EPIC filed a lawsuit against Amphastar in the U.S. District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. A trial is scheduled for January 2021.

In March 2019, PSP and PPI received a notice letter from Amneal Pharmaceuticals LLC (Amneal) advising of the filing by such company of an ANDA for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/1 ml and 200 units/10 ml. In April 2019, PPI, PSP and EPIC filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. A trial is scheduled for January 2021.
In June 2019, PSP and PPI received a notice letter from American Regent advising of the filing by such company of an ANDA for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/1 ml. In August 2019, PPI, PSP and EPIC filed a lawsuit against American Regent in the U.S. District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. A trial is scheduled for January 2021.
In September 2019, PSP and PPI received a notice letter from Fresenius Kabi advising of the filing by such company of an ANDA for a generic version of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/1 ml and 200 units/10 ml. In October 2019, PPI, PSP and EPIC filed a lawsuit against Fresenius Kabi in the U.S. District Court for the District of Delaware within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme.
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
NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)
There were no tax effects allocated to any component of Other comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018. Substantially all of the Company’s Accumulated other comprehensive loss balances at September 30, 2019 and December 31, 2018 consist of Foreign currency translation loss.

NOTE 15. SHAREHOLDERS' DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders' deficit for the three and nine months ended September 30, 2019 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, DECEMBER 31, 2018, PRIOR TO THE ADOPTION OF ASC 842 (1)	$46	$22	$8,855,810	$(9,124,932)	$(229,229)	$(498,283)
Effect of adopting ASC 842 (1)	—	—	—	(4,646)	—	(4,646)
BALANCE, JANUARY 1, 2019	$46	$22	$8,855,810	$(9,129,578)	$(229,229)	$(502,929)
Net loss	—	—	—	(18,573)	—	(18,573)
Other comprehensive income	—	—	—	—	4,730	4,730
Compensation related to share-based awards	—	—	24,733	—	—	24,733
Exercise of options	—	—	4	—	—	4
Tax withholding for restricted shares	—	—	(2,414)	—	—	(2,414)
Other	(1)	—	—	—	—	(1)
BALANCE, MARCH 31, 2019	$45	$22	$8,878,133	$(9,148,151)	$(224,499)	$(494,450)
Net loss	—	—	—	(106,005)	—	(106,005)
Other comprehensive income	—	—	—	—	4,395	4,395
Compensation related to share-based awards	—	—	12,600	—	—	12,600
Tax withholding for restricted shares	—	—	(7,013)	—	—	(7,013)
Other	—	1	—	—	—	1
BALANCE, JUNE 30, 2019	$45	$23	$8,883,720	$(9,254,156)	$(220,104)	$(590,472)
Net loss	—	—	—	(79,415)	—	(79,415)
Other comprehensive loss	—	—	—	—	(2,515)	(2,515)
Compensation related to share-based awards	—	—	11,576	—	—	11,576
Tax withholding for restricted shares	—	—	(650)	—	—	(650)
Other	(1)	—	—	—	—	(1)
BALANCE, SEPTEMBER 30, 2019	$44	$23	$8,894,646	$(9,333,571)	$(222,619)	$(661,477)
__________

(1)	Refer to Note 2. Summary of Significant Accounting Policies for further description of ASC 842.

The following table presents a reconciliation of the beginning and ending balances in Total shareholders' equity (deficit) for the three and nine months ended September 30, 2018 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
BALANCE, DECEMBER 31, 2017, PRIOR TO THE ADOPTION OF ASC 606 (1)	$48	$22	$8,791,170	$(8,096,539)	$(209,821)	$484,880
Effect of adopting ASC 606 (1)	—	—	—	3,076	—	3,076
BALANCE, JANUARY 1, 2018	$48	$22	$8,791,170	$(8,093,463)	$(209,821)	$487,956
Net loss	—	—	—	(505,489)	—	(505,489)
Other comprehensive loss	—	—	—	—	(5,797)	(5,797)
Compensation related to share-based awards	—	—	17,890	—	—	17,890
Tax withholding for restricted shares	—	—	(1,642)	—	—	(1,642)
Other	1	—	(12)	—	—	(11)
BALANCE, MARCH 31, 2018	$49	$22	$8,807,406	$(8,598,952)	$(215,618)	$(7,093)
Net loss	—	—	—	(60,867)	—	(60,867)
Other comprehensive loss	—	—	—	—	(5,971)	(5,971)
Compensation related to share-based awards	—	—	12,096	—	—	12,096
Tax withholding for restricted shares	—	—	(234)	—	—	(234)
Other	(2)	—	(6)	—	—	(8)
BALANCE, JUNE 30, 2018	$47	$22	$8,819,262	$(8,659,819)	$(221,589)	$(62,077)
Net loss	—	—	—	(173,205)	—	(173,205)
Other comprehensive income	—	—	—	—	4,735	4,735
Compensation related to share-based awards	—	—	13,736	—	—	13,736
Exercise of options	—	—	473	—	—	473
Tax withholding for restricted shares	—	—	(3,206)	—	—	(3,206)
Other	(1)	—	86	—	—	85
BALANCE, SEPTEMBER 30, 2018	$46	$22	$8,830,351	$(8,833,024)	$(216,854)	$(219,459)
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

Share-Based Compensation
The Company recognized share-based compensation expense of $11.6 million and $13.7 million during the three months ended September 30, 2019 and 2018, respectively, and $48.9 million and $43.7 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $61.6 million.
As of September 30, 2019, the weighted average remaining requisite service period for non-vested stock options was 1.1 years and for non-vested restricted stock units was 1.8 years.

NOTE 16. OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gain on sale of business and other assets (1)	$(1,933)	$(2,866)	$(3,101)	$(29,859)
Foreign currency loss (gain), net (2)	579	1,354	4,336	(734)
Net loss from our investments in the equity of other companies (3)	191	842	2,546	3,163
Other miscellaneous, net (4)	17,366	(837)	16,627	(5,786)
Other expense (income), net	$16,203	$(1,507)	$20,408	$(33,216)

__________

(1)	Amounts primarily relate to the sales of various ANDAs.

(2)	Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.

(3)	Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.

(4)
Amounts during the three and nine months ended September 30, 2019 primarily relate to $17.5 million of contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment.

NOTE 17. INCOME TAXES
The following table displays our Loss from continuing operations before income tax, Income tax expense and Effective tax rate for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations before income tax	$(24,070)	$(143,068)	$(120,363)	$(671,559)
Income tax expense	$17,361	$3,003	$31,732	$24,729
Effective tax rate	(72.1)%	(2.1)%	(26.4)%	(3.7)%

The income tax expense for the three months ended September 30, 2019 primarily relates to accrued interest on uncertain tax positions as well as the geographic mix of pre-tax earnings. As of September 30, 2019, we had valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. The income tax expense for the comparable 2018 period primarily relates to the geographic mix of pre-tax earnings.
The income tax expense for the nine months ended September 30, 2019 primarily relates to a taxable gain arising from the extinguishment of debt in the March 2019 Refinancing Transactions, the geographic mix of pre-tax earnings and accrued interest on uncertain tax positions. The income tax expense for the comparable 2018 period primarily relates to the geographic mix of pre-tax earnings and discrete tax expense incurred in connection with an intercompany asset restructuring.
NOTE 18. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(41,431)	$(146,071)	$(152,095)	$(696,288)
Loss from discontinued operations, net of tax	(37,984)	(27,134)	(51,898)	(43,273)
Net loss	$(79,415)	$(173,205)	$(203,993)	$(739,561)
Denominator:
For basic per share data—weighted average shares	226,598	224,132	225,804	223,829
Dilutive effect of ordinary share equivalents	—	—	—	—
For diluted per share data—weighted average shares	226,598	224,132	225,804	223,829

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
The dilutive effect of ordinary share equivalents is measured using the treasury stock method. Stock options and awards that have been issued but for which a grant date has not yet been established are not considered in the calculation of basic or diluted weighted average shares.
All potentially dilutive items were excluded from the diluted share calculation for the three and nine months ended September 30, 2019 and 2018 because their effect would have been anti-dilutive, as the Company was in a loss position.
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

Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Total revenues, net	$729,426	$745,466	(2)%	$2,149,564	$2,160,689	(1)%
Cost of revenues	389,165	412,965	(6)%	1,169,282	1,198,468	(2)%
Gross margin	$340,261	$332,501	2%	$980,282	$962,221	2%
Gross margin percentage	46.6%	44.6%		45.6%	44.5%
Selling, general and administrative	$168,329	$163,791	3%	$471,749	$478,615	(1)%
Research and development	36,519	39,683	(8)%	96,353	160,431	(40)%
Litigation-related and other contingencies, net	(14,414)	(1,750)	NM	(4,093)	15,370	NM
Asset impairment charges	4,766	142,217	(97)%	258,652	613,400	(58)%
Acquisition-related and integration items	16,025	1,288	NM	(26,983)	13,284	NM
Interest expense, net	136,903	131,847	4%	404,387	385,896	5%
Gain on extinguishment of debt	—	—	NM	(119,828)	—	NM
Other expense (income), net	16,203	(1,507)	NM	20,408	(33,216)	NM
Loss from continuing operations before income tax	$(24,070)	$(143,068)	(83)%	$(120,363)	$(671,559)	(82)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. Revenues from our Sterile Injectables segment, including VASOSTRICT®, ADRENALIN® and APLISOL® our Branded Pharmaceuticals segment’s Specialty Products portfolio, led by XIAFLEX®, and recent product launches such as colchicine tablets, the authorized generic of Colcrys®, increased during both the three and nine months ended September 30, 2019. Revenues from our Branded Pharmaceuticals segment’s Established Products portfolio and our Generic Pharmaceuticals segment decreased during both the three and nine months ended September 30, 2019. Additionally, revenues from our International Pharmaceuticals segment decreased during the nine months ended September 30, 2019. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and nine months ended September 30, 2019 and 2018, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and retention and separation benefits and other cost reduction initiatives, including restructurings. The following table summarizes such amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of intangible assets (1)	$131,932	$161,275	$417,949	$471,662
Retention and separation benefits and other cost reduction initiatives (2)	$1,004	$3,833	$1,004	$60,254
__________

(1)
Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during both the three and nine months ended September 30, 2019 were primarily driven by asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets put into service.

(2)
Amounts in 2018 primarily relate to certain accelerated depreciation charges, employee separation costs, charges to increase excess inventory reserves related to restructurings and other cost reduction and restructuring charges. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of our material restructuring initiatives.

Reductions to amortization expense and expenses related to retention and separation benefits and other cost reduction initiatives during both the three and nine months ended September 30, 2019 resulted in decreases to Cost of revenues and increases in gross margin percentage. The overall decreases in revenues described above also contributed to the decreases in Cost of revenues. Partially offsetting these items were changes in product mix. These changes in mix included both the favorable impacts of overall shifts from lower margin Generic Pharmaceuticals and Established Products to higher margin Sterile Injectables and Specialty Products and the unfavorable impacts of increases in sales of certain lower margin authorized generic products launched in the third quarter of 2018.

Selling, general and administrative expenses. The increase for the three months ended September 30, 2019 was primarily due to increases in costs related to our continued investment and promotional efforts behind XIAFLEX®, a third-quarter 2019 premium associated with an extended reporting period endorsement on an expiring insurance program and costs related to retention bonuses awarded to certain senior management of the Company in 2019. Partially offsetting these amounts were the impacts of decreased expenses for separation benefits and other cost reduction initiatives and decreases in long-term incentive compensation costs related primarily to the timing of certain 2018 awards.
The decrease for the nine months ended September 30, 2019 was primarily driven by decreases in long-term incentive compensation costs related primarily to the timing of certain 2018 awards, the impact of certain separations, restructurings and other cost reduction initiatives and a lower branded prescription drug fee. These decreases were partially offset by increases in costs related to our continued investment and promotional efforts behind XIAFLEX®, a third-quarter 2019 premium associated with an extended reporting period endorsement on an expiring insurance program, increased legal costs related to certain litigation matters and costs related to retention bonuses awarded to certain senior management of the Company in 2019. Our material restructuring initiatives and legal proceedings and other contingent matters are described more fully in Note 4. Restructuring and Note 13. Commitments and Contingencies, respectively, of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Research and development expenses. We are currently progressing the cellulite treatment development program for collagenase clostridium histolyticum (CCH). In September 2019, we submitted a Biologics License Application (BLA) to the FDA for CCH for the treatment of cellulite in the buttocks. The submission is based on positive results from two identical Phase 3 clinical trials. Trial subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trials’ primary endpoint. In addition, the RELEASE-1 trial passed 8 out of 8 key secondary endpoints and the RELEASE-2 trial passed 7 out of 8 key secondary endpoints. Finally, CCH was well-tolerated in the actively-treated subjects with most adverse events being mild to moderate in severity and primarily limited to the local injection area. The FDA has a 60-day filing review period to determine whether the BLA is complete and acceptable for filing.
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
As of September 30, 2019, these two segments are actively pursuing approximately 120 product candidates, which included approximately 65 ANDAs pending with the FDA. Of the 65 ANDAs, approximately half represent first-to-file opportunities or first-to-market opportunities. These numbers do not include five sterile injectable product candidates relating to a second-quarter 2018 development, license and commercialization agreement with Nevakar, Inc. These numbers reflect recent actions taken in connection with our review and management of our pipeline.
The decreases for both the three and nine months ended September 30, 2019 were driven in part by reduced costs associated with our clinical trials of CCH and the January 2018 Restructuring Initiative and other cost reduction initiatives. Additionally, R&D expense for the nine months ended September 30, 2018 included the impact of an upfront payment of $35.0 million related to the Nevakar, Inc. agreement described above, which was recorded as Research and development expense during the three months ended June 30, 2018. Partially offsetting these decreases for both periods was the impact of costs associated with certain post-marketing commitments.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Goodwill impairment charges	$—	$—	$151,108	$391,000
Other intangible asset impairment charges	4,261	140,609	104,660	217,576
Property, plant and equipment impairment charges	505	1,608	2,884	4,824
Total asset impairment charges	$4,766	$142,217	$258,652	$613,400

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
Acquisition-related and integration items. Acquisition-related and integration items for the three and nine months ended September 30, 2019 and 2018 primarily consist of the net expense (benefit) from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$143,013	$134,829	$419,962	$395,681
Interest income	(6,110)	(2,982)	(15,575)	(9,785)
Interest expense, net	$136,903	$131,847	$404,387	$385,896
The increases in interest expense for both the three and nine months ended September 30, 2019 were primarily attributable to changes to the London Interbank Offered Rate (LIBOR) that impacted our variable-rate debt, increases to the weighted average interest rate applicable to our senior notes and senior secured notes following the March 2019 Refinancing Transactions and interest expense associated with our June 2019 Revolving Credit Facility draw of $300.0 million. These increases were partially offset by the reductions to the amount of our indebtedness associated with the March 2019 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions.
Although we cannot predict future interest rates with certainty, absent actions to reduce the weighted average interest rate or the principal amount of our debt, interest expense is likely to continue to increase in 2019 as compared to 2018, primarily as a result of increases in LIBOR, the impact of the March 2019 Refinancing Transactions, which increased our weighted average interest rate and reduced the outstanding principal of our debt, and the June 2019 Revolving Credit Facility draw of $300.0 million.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Gain on extinguishment of debt. Gain on extinguishment of debt totaled $119.8 million for the nine months ended September 30, 2019, with no such amounts recorded in any of the other periods presented. The amount during the nine months ended September 30, 2019 related to the March 2019 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Other expense (income), net. The components of Other expense (income), net for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gain on sale of business and other assets (1)	$(1,933)	$(2,866)	$(3,101)	$(29,859)
Foreign currency loss (gain), net (2)	579	1,354	4,336	(734)
Net loss from our investments in the equity of other companies (3)	191	842	2,546	3,163
Other miscellaneous, net (4)	17,366	(837)	16,627	(5,786)
Other expense (income), net	$16,203	$(1,507)	$20,408	$(33,216)
__________

(1)	Amounts primarily relate to the sales of various ANDAs.

(2)	Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.

(3)	Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.

(4)
Amounts during the three and nine months ended September 30, 2019 primarily relate to $17.5 million of contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment.

Income tax expense. The following table displays our Loss from continuing operations before income tax, Income tax expense and Effective tax rate for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations before income tax	$(24,070)	$(143,068)	$(120,363)	$(671,559)
Income tax expense	$17,361	$3,003	$31,732	$24,729
Effective tax rate	(72.1)%	(2.1)%	(26.4)%	(3.7)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The income tax expense for the three months ended September 30, 2019 primarily relates to accrued interest on uncertain tax positions as well as the geographic mix of pre-tax earnings. The income tax expense for the comparable 2018 period primarily relates to the geographic mix of pre-tax earnings.
The income tax expense for the nine months ended September 30, 2019 primarily relates to a taxable gain arising from the extinguishment of debt in the March 2019 Refinancing Transactions, the geographic mix of pre-tax earnings and accrued interest on uncertain tax positions. The income tax expense for the comparable 2018 period primarily relates to the geographic mix of pre-tax earnings and discrete tax expense incurred in connection with an intercompany asset restructuring.
We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. Although the Company has valuation allowances established against deferred tax assets in most major jurisdictions as of September 30, 2019, it is possible that there could be material reversals, particularly if certain proposed law changes were to be enacted.
The Internal Revenue Service (IRS) presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a worthless stock deduction directly attributable to product liability losses. The IRS may examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities including the Canadian Revenue Authority are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examination. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate. An adverse outcome of these tax examinations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
For additional information on our income taxes, see Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board of Directors resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Discontinued operations, net of tax	$(37,984)	$(27,134)	$(51,898)	$(43,273)
These amounts consist of Litigation-related and other contingencies, net, including third-quarter 2019 and third-quarter 2018 mesh-related charges of $30.0 million and $19.0 million, respectively, mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Revenues, Net. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Branded Pharmaceuticals	$217,313	$220,100	(1)%	$629,851	$632,972	—%
Sterile Injectables	263,635	237,150	11%	777,963	670,847	16%
Generic Pharmaceuticals	218,012	257,969	(15)%	654,322	748,445	(13)%
International Pharmaceuticals (1)	30,466	30,247	1%	87,428	108,425	(19)%
Total net revenues from external customers	$729,426	$745,466	(2)%	$2,149,564	$2,160,689	(1)%
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Specialty Products:
XIAFLEX®	$82,756	$64,214	29%	$226,118	$184,855	22%
SUPPRELIN® LA	20,772	20,408	2%	66,542	60,948	9%
Other Specialty (1)	28,470	27,614	3%	78,397	69,226	13%
Total Specialty Products	$131,998	$112,236	18%	$371,057	$315,029	18%
Established Products:
PERCOCET®	$28,561	$30,730	(7)%	$88,199	$93,539	(6)%
TESTOPEL®	13,236	15,962	(17)%	40,830	44,976	(9)%
Other Established (2)	43,518	61,172	(29)%	129,765	179,428	(28)%
Total Established Products	$85,315	$107,864	(21)%	$258,794	$317,943	(19)%
Total Branded Pharmaceuticals (3)	$217,313	$220,100	(1)%	$629,851	$632,972	—%
__________

(1)
Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®. Beginning with our first-quarter 2019 reporting, TESTOPEL®, which was previously included in Other Specialty, has been reclassified and is now included in the Established Products portfolio for all periods presented.

(2)	Products included within Other Established include, but are not limited to, LIDODERM®, VOLTAREN® Gel, EDEX®, FORTESTA® Gel and TESTIM®, including the authorized generics of FORTESTA® Gel and TESTIM®.

(3)
Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2019 and/or any product having revenues in excess of $25 million during any quarterly period in 2019 or 2018.

Specialty Products
The increases in XIAFLEX® for both the three and nine months ended September 30, 2019 were primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX®, as well as price.
The increase in SUPPRELIN® LA for the nine months ended September 30, 2019 was primarily attributable to increases in both volume and price.
The increases in Other Specialty Products for both the three and nine months ended September 30, 2019 were primarily attributable to increased sales of both NASCOBAL® Nasal Spray and AVEED®. When compared to the three and nine months ended September 30, 2018, these products generally benefited from increased volume.
Established Products
The decreases in PERCOCET® for both the three and nine months ended September 30, 2019 were primarily attributable to volume decreases, partially offset by price increases.
The decreases in TESTOPEL® for both the three and nine months ended September 30, 2019 were primarily attributable to both price and volume decreases.
The decreases in Other Established Products for both the three and nine months ended September 30, 2019 were primarily attributable to volume decreases as a result of ongoing competitive pressures.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
VASOSTRICT®	$129,691	$112,333	15%	$384,854	$332,387	16%
ADRENALIN®	40,311	35,460	14%	133,468	101,858	31%
APLISOL®	28,085	15,992	76%	55,996	49,064	14%
Ertapenem for injection	21,853	25,798	(15)%	79,619	25,798	NM
Other Sterile Injectables (1)	43,695	47,567	(8)%	124,026	161,740	(23)%
Total Sterile Injectables (2)	$263,635	$237,150	11%	$777,963	$670,847	16%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

(1)	Products included within Other Sterile Injectables include ephedrine sulfate injection and others.

(2)
Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or nine months ended September 30, 2019 and/or any product having revenues in excess of $25 million during any quarterly period in 2019 or 2018.

The increases in VASOSTRICT® for the three and nine months ended September 30, 2019 were primarily attributable to changes in volume, price and mix of business. As of September 30, 2019, we have six patents for VASOSTRICT® listed in the Orange Book and additional patents pending with the U.S. Patent and Trademark Office. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the Reference Listed Drug to notify us of its filing before the FDA will issue an approval. We are aware of certain competitive actions taken by other pharmaceutical companies related to VASOSTRICT®. These matters are further discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters.” We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in reductions to our market share, revenues, profitability and cash flows.
The increases in ADRENALIN® for the three and nine months ended September 30, 2019 were primarily attributable to increased price and volume.
The increases in APLISOL® for the three and nine months ended September 30, 2019 were primarily driven by wholesalers restocking during the three months ended September 30, 2019 after a temporary supply shortage.
Ertapenem for injection, the authorized generic of Invanz®, launched during the third quarter of 2018. The decrease for the three months ended September 30, 2019 was primarily attributable to competitive pressures. The increase for the nine months ended September 30, 2019 was driven by the timing of this product’s launch.
The decreases in Other Sterile Injectables for the three and nine months ended September 30, 2019 were primarily driven by certain competitive pressures impacting multiple products in this portfolio.
Generic Pharmaceuticals. The decreases for the Generic Pharmaceuticals segment for both the three and nine months ended September 30, 2019 were primarily attributable to continued competitive pressure on commoditized generic products. Partially offsetting the decreases were the impacts of certain recent product launches including, among others, colchicine tablets.
International Pharmaceuticals. The decrease for the International Pharmaceuticals segment for the nine months ended September 30, 2019 was primarily attributable to competitive pressures in certain international markets and the impact of certain product discontinuation activities.
Adjusted income from continuing operations before income tax. The following table displays our Adjusted income from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Branded Pharmaceuticals	$91,444	$84,891	8%	$253,417	$262,454	(3)%
Sterile Injectables	197,974	170,329	16%	566,345	513,082	10%
Generic Pharmaceuticals	29,433	82,555	(64)%	128,738	247,137	(48)%
International Pharmaceuticals	11,511	13,377	(14)%	35,053	45,594	(23)%
Total segment adjusted income from continuing operations before income tax	$330,362	$351,152	(6)%	$983,553	$1,068,267	(8)%
Branded Pharmaceuticals. The increase for the three months ended September 30, 2019 was primarily attributable to decreased Selling, general and administrative expenses, including reduced legal costs related to certain litigation matters, partially offset by increased costs related to our continued investment and promotional efforts behind XIAFLEX®. Additionally, Research and development expense decreased as a result of reduced costs associated with our clinical trials of CCH, partially offset by increased costs associated with certain post-marketing commitments.
The decrease for the nine months ended September 30, 2019 was primarily attributable to increased costs related to our continued investment and promotional efforts behind XIAFLEX®. This was offset by lower Research and development expense resulting from reduced costs associated with our clinical trials of CCH, partially offset by increased costs associated with certain post-marketing commitments.
Sterile Injectables. The increases during the three and nine months ended September 30, 2019 were primarily driven by increased revenues and gross margins resulting from strong performance across several products in this segment.

Generic Pharmaceuticals. The decreases for both the three and nine months ended September 30, 2019 were primarily attributable to decreased revenues as described above and the resulting reductions to gross margin. Additionally, gross margin was negatively impacted by changes in product mix resulting from increased sales of certain lower margin authorized generic products. These decreases were partially offset by reduced expenses including, during both the three and nine months ended September 30, 2019, the impact of certain restructuring and other cost saving initiatives and, during the nine months ended September 30, 2019, a lower branded prescription drug fee. Our material restructuring initiatives are described in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
International Pharmaceuticals. The decrease for the three months ended September 30, 2019 was primarily attributable to increased Selling, general and administrative expenses. The decrease for the nine months ended September 30, 2019 was primarily attributable to decreased revenues as described above and the resulting reductions to gross margin.
The table below provides reconciliations of our Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total consolidated loss from continuing operations before income tax	$(24,070)	$(143,068)	$(120,363)	$(671,559)
Interest expense, net	136,903	131,847	404,387	385,896
Corporate unallocated costs (1)	37,891	49,187	124,351	144,693
Amortization of intangible assets	131,932	161,275	417,949	471,662
Inventory step-up	—	71	—	261
Upfront and milestone payments to partners	1,672	4,731	4,055	43,027
Retention and separation benefits and other cost reduction initiatives (2)	11,023	4,001	15,172	82,141
Certain litigation-related and other contingencies, net (3)	(14,414)	(1,750)	(4,093)	15,370
Asset impairment charges (4)	4,766	142,217	258,652	613,400
Acquisition-related and integration items (5)	16,025	1,288	(26,983)	13,284
Gain on extinguishment of debt	—	—	(119,828)	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	(922)	1,528	2,874	(1,560)
Other, net (6)	29,556	(175)	27,380	(28,348)
Total segment adjusted income from continuing operations before income tax	$330,362	$351,152	$983,553	$1,068,267
__________

(1)	Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.

(2)
Amounts for both the three and nine months ended September 30, 2019 include $6.7 million of costs associated with retention bonuses awarded to certain senior management of the Company. Other amounts during each of the periods presented related primarily to our restructuring initiatives. Such amounts included employee separation costs of $2.2 million during the nine months ended September 30, 2019 and other charges of $4.4 million and $6.3 million during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, such amounts included employee separation costs of $2.1 million and $32.7 million, respectively, charges to increase excess inventory reserves of $0.2 million and $2.8 million, respectively, and other charges of $1.7 million and $11.4 million, respectively. Also included in the amount for the nine months ended September 30, 2018 is accelerated depreciation of $35.2 million. See Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of our material restructuring initiatives.

(3)
Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 13. Commitments and Contingencies.

(4)	Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 9. Goodwill and Other Intangibles.

(5)	Amounts primarily relate to changes in the fair value of contingent consideration.

(6)
Amounts during the three and nine months ended September 30, 2019 include $17.5 million for contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment and $14.1 million for a premium associated with an extended reporting period endorsement on an expiring insurance program. The remaining amounts primarily relate to gains on sales of businesses and other assets.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, acquisitions, contingent liabilities, debt service payments and litigation-related matters, including vaginal mesh liability payments. The Company’s working capital was $981.4 million at September 30, 2019 compared to working capital of $393.1 million at December 31, 2018. The amounts at September 30, 2019 and December 31, 2018 include restricted cash and cash equivalents of $221.6 million and $299.7 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.
Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,526.3 million at September 30, 2019 compared to $1,149.1 million at December 31, 2018. We expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents to be sufficient to cover our principal liquidity requirements over the next year. However, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected expenses in connection with our business operations, including expenses related to our ongoing and future legal proceedings and governmental investigations and other contingent liabilities. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Borrowings. The Company and/or certain of its subsidiaries are party to the Credit Agreement, which governs the Credit Facilities, and the indentures governing our various senior secured and senior unsecured notes. As of September 30, 2019, approximately $3.3 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $4.8 billion was outstanding under the senior secured and senior unsecured notes.
The $0.3 billion outstanding under the Revolving Credit Facility was borrowed by the Company in June 2019. The proceeds will be used for purposes consistent with the Company’s previously stated capital allocation priorities, including for general corporate purposes. After giving effect to this transaction and previously issued and outstanding letters of credit, approximately $696.8 million of remaining credit was available under the Revolving Credit Facility at September 30, 2019. However, the Company’s debt agreements contain certain conditions that limit the Company’s ability to incur additional secured indebtedness, including borrowings under the Revolving Credit Facility, which significantly restrict the Company’s access to this remaining available credit.
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at September 30, 2019.
The Credit Agreement contains affirmative and negative covenants that the Company believes to be usual and customary for a senior secured credit facility of this type. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restricted payments, investments and transactions with the Company’s affiliates. As of September 30, 2019 and December 31, 2018, we were in compliance with all such covenants.
The Company’s notes mature between 2022 and 2027, subject to earlier repurchase or redemption in accordance with the terms of the respective indentures. Interest rates on these notes range from 5.375% to 7.50%. Certain of these notes are senior unsecured obligations of the Company’s subsidiaries party to the applicable indentures governing such notes.

The indentures governing our various senior notes contain affirmative and negative covenants that the Company believes to be usual and customary for similar indentures. Under the senior secured notes indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its Restricted Subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. Under the senior unsecured notes indentures, the negative covenants, among other things, restrict the ability of Endo Designated Activity Company and its Restricted Subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the issuer or any of the restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of Endo Designated Activity Company’s, its co-issuers’ or guarantors’ assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. As of September 30, 2019 and December 31, 2018, we were in compliance with all such covenants.
The obligations under (i) the Credit Agreement and related loan documents and (ii) the indentures governing the senior secured notes and related documents are secured on a pari passu basis by a perfected first priority (subject to certain permitted liens) lien on substantially all of the assets of the borrowers and the guarantors (subject to customary exceptions).
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B3 with a stable outlook and B with a negative outlook, respectively.
Working capital. The components of our working capital and our liquidity at September 30, 2019 and December 31, 2018 are below (dollars in thousands):

	September 30, 2019	December 31, 2018
Total current assets	$2,649,135	$2,343,150
Less: total current liabilities	1,667,727	1,950,096
Working capital	$981,408	$393,054
Current ratio (total current assets divided by total current liabilities)	1.6:1	1.2:1
Net working capital increased by $588.4 million from December 31, 2018 to September 30, 2019. This increase primarily reflects the increase to cash of $300.0 million as a result of the June 2019 borrowing under the Revolving Credit Facility and the favorable impact to net current assets resulting from operations during the nine months ended September 30, 2019. This activity was partially offset by certain items that occurred during the nine months ended September 30, 2019 including, but not limited to, the impact of adopting ASC 842, which resulted in a net decrease to working capital of approximately $10.7 million, purchases of property, plant and equipment, excluding capitalized interest, of $47.8 million and our incurrence of financing fees in connection with the March 2019 Refinancing Transactions.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Net cash flow provided by (used in):
Operating activities	$119,244	$196,992
Investing activities	(45,327)	(13,682)
Financing activities	219,564	(62,808)
Effect of foreign exchange rate	780	(608)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$294,261	$119,894
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

The $77.7 million decrease in Net cash provided by operating activities during the nine months ended September 30, 2019 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations. Included within this decrease were the impacts of increased cash outflows for certain mesh-related and LIDODERM®-related matters of approximately $14.7 million and $30.0 million, respectively. Additionally, we increased inventory levels during the nine months ended September 30, 2019 in advance of certain recent and planned future product launches, which utilized cash. We expect that payments for previously accrued legal matters, which are further discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, and the potential increases to interest expense discussed above will continue to impact our Net cash provided by operating activities in future periods.
Investing activities. The $31.6 million increase in Net cash used in investing activities during the nine months ended September 30, 2019 compared to the prior year period reflects a decrease in Proceeds from sale of business and other assets, net of $39.0 million, offset in part by a decrease in Purchases of property, plant and equipment, excluding capitalized interest of $8.7 million.
Financing activities. During the nine months ended September 30, 2019, Net cash provided by financing activities related primarily to the $300.0 million June 2019 borrowing under the Revolving Credit Facility. The proceeds from this transaction were offset by Repayments of term loans of $25.6 million, Payments for contingent consideration of $11.8 million, Payments of tax withholding for restricted shares of $10.1 million, Repayments of other indebtedness of $7.8 million and the net effect of the March 2019 Refinancing Transactions, which resulted in Proceeds from issuance of notes, net of $1,483.1 million, cash used for Repayments of notes totaling $1,500.0 million and Payments for debt issuance and extinguishment costs of $6.4 million.
During the nine months ended September 30, 2018, Net cash used in financing activities related primarily to Payments for contingent consideration of $28.7 million, Repayments of term loans of $25.6 million and Payments of tax withholding for restricted shares of $5.1 million.
Contractual Obligations. As of September 30, 2019, there were no material changes in our contractual obligations from those disclosed in the Annual Report except for those related to the financing transactions described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. Additionally, Note 8. Leases of the Condensed Consolidated Financial Statements included in Part I, Item 1 includes the undiscounted amounts of future cash flows included in our lease liabilities at September 30, 2019 for each of the five years subsequent to December 31, 2018 and thereafter.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, certain actions taken by us which may impact the availability of our products, asset impairment charges, litigation-related charges, restructuring costs including separation benefits, business combination transaction costs, the impact of financing transactions, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of business combinations. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
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

In August 2019, the Canadian government issued the final draft of the Regulations Amending the Patented Medicines Regulations (Additional Factors and Information Reporting Requirements), which will become effective July 1, 2020. Final implementation guidelines are expected in February 2020. The Company will continue to evaluate what effect, if any, the implementation of these regulations will have on the Company. These regulations could have a material adverse effect on the business, financial condition, results of operations and cash flows of the International Pharmaceuticals segment and could result in pre-tax non-cash asset impairment charges, which could be material. As of September 30, 2019, our International Pharmaceuticals segment had other intangible assets and goodwill of $125.6 million and $55.3 million, respectively.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At September 30, 2019 and December 31, 2018, the aggregate principal amounts of such variable-rate indebtedness were $3,638.2 million and $3,363.8 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, as further described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1, in certain cases subject to a floor. At September 30, 2019 and December 31, 2018, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $36.4 million and $33.6 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of September 30, 2019 and December 31, 2018, we had no other assets or liabilities with significant interest rate sensitivity.
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
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. Dollar, at September 30, 2019 and December 31, 2018. A 10% change at September 30, 2019 would have resulted in approximately $10 million in incremental foreign currency losses on September 30, 2019. A 10% change at December 31, 2018 would have resulted in approximately $9 million in incremental foreign currency losses on December 31, 2018.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part 1, Item 1A. “Risk Factors” in the Annual Report and the information in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2019.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
4.1
Supplemental Indenture, dated as of March 27, 2019, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated May 6, 2014
Not applicable; filed herewith
4.2
Supplemental Indenture, dated as of March 27, 2019, among Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated December 19, 2013
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
Date: November 4, 2019