Form 10-Q
period 2020-03-31
Endo International plc
filed 2020-05-07
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

The number of Ordinary shares, nominal value $0.0001 per share outstanding as of April 30, 2020 was 229,704,840.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, estimated future results of operations, estimates of future revenues, future expenses, future net income and future net income per share, as well as statements regarding future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business, including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us, and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to the business as a result of COVID-19) and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part II, Item 1A of this document and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 26, 2020 (the Annual Report). These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or incorporated by reference in this document. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors.
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

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,531,538	$1,454,531
Restricted cash and cash equivalents	200,666	247,457
Accounts receivable, net	536,903	467,953
Inventories, net	324,962	327,865
Prepaid expenses and other current assets	46,537	40,845
Income taxes receivable	94,729	47,567
Total current assets	$2,735,335	$2,586,218
PROPERTY, PLANT AND EQUIPMENT, NET	492,346	504,865
OPERATING LEASE ASSETS	49,349	51,700
GOODWILL	3,560,011	3,595,184
OTHER INTANGIBLES, NET	2,382,374	2,571,267
DEFERRED INCOME TAXES	114	2,192
OTHER ASSETS	86,351	78,101
TOTAL ASSETS	$9,305,880	$9,389,527
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$854,958	$899,949
Current portion of legal settlement accrual	442,233	513,005
Current portion of operating lease liabilities	11,512	10,763
Current portion of long-term debt	34,150	34,150
Income taxes payable	4,138	2,422
Total current liabilities	$1,346,991	$1,460,289
DEFERRED INCOME TAXES	27,024	31,703
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,354,920	8,359,899
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	45,057	48,299
OTHER LIABILITIES	269,705	355,881
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both March 31, 2020 and December 31, 2019	44	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 228,442,736 and 226,802,609 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	8,917,927	8,904,692
Accumulated deficit	(9,422,284)	(9,552,214)
Accumulated other comprehensive loss	(233,527)	(219,090)
Total shareholders' deficit	$(737,817)	$(866,544)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,305,880	$9,389,527
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
TOTAL REVENUES, NET	$820,405	$720,411
COSTS AND EXPENSES:
Cost of revenues	388,799	391,909
Selling, general and administrative	166,768	151,123
Research and development	31,615	33,486
Litigation-related and other contingencies, net	(17,176)	6
Asset impairment charges	97,785	165,448
Acquisition-related and integration items, net	12,462	(37,501)
Interest expense, net	132,877	132,675
Gain on extinguishment of debt	—	(119,828)
Other (income) expense, net	(13,974)	4,802
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$21,249	$(1,709)
INCOME TAX (BENEFIT) EXPENSE	(136,332)	10,903
INCOME (LOSS) FROM CONTINUING OPERATIONS	$157,581	$(12,612)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(27,651)	(5,961)
NET INCOME (LOSS)	$129,930	$(18,573)
NET INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$0.69	$(0.06)
Discontinued operations	(0.12)	(0.02)
Basic	$0.57	$(0.08)
NET INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$0.68	$(0.06)
Discontinued operations	(0.12)	(0.02)
Diluted	$0.56	$(0.08)
WEIGHTED AVERAGE SHARES:
Basic	227,198	224,594
Diluted	233,014	224,594
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
NET INCOME (LOSS)	$129,930	$(18,573)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(14,437)	$4,730
Total other comprehensive (loss) income	$(14,437)	$4,730
COMPREHENSIVE INCOME (LOSS)	$115,493	$(13,843)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$129,930	$(18,573)
Adjustments to reconcile Net income (loss) to Net cash provided by (used in) operating activities:
Depreciation and amortization	141,588	162,733
Share-based compensation	17,645	24,733
Amortization of debt issuance costs and discount	4,339	5,586
Deferred income taxes	(911)	(785)
Change in fair value of contingent consideration	12,462	(37,501)
Gain on extinguishment of debt	—	(119,828)
Asset impairment charges	97,785	165,448
(Gain) loss on sale of business and other assets	(8,192)	1,294
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(72,833)	(14,389)
Inventories	(324)	(11,928)
Prepaid and other assets	(3,581)	5,059
Accounts payable, accrued expenses and other liabilities	(112,625)	(258,202)
Income taxes payable/receivable, net	(142,727)	5,770
Net cash provided by (used in) operating activities	$62,556	$(90,583)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding capitalized interest	(19,638)	(15,386)
Capitalized interest payments	(492)	(1,094)
Proceeds from sale of business and other assets, net	4,167	103
Net cash used in investing activities	$(15,963)	$(16,377)
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,483,125
Repayments of notes	—	(1,499,998)
Repayments of term loans	(8,537)	(8,538)
Repayments of other indebtedness	(1,184)	(1,174)
Payments for debt issuance and extinguishment costs	—	(211)
Payments for contingent consideration	(364)	(4,565)
Payments of tax withholding for restricted shares	(4,398)	(2,414)
Proceeds from exercise of options	—	4
Net cash used in financing activities	$(14,483)	$(33,771)
Effect of foreign exchange rate	(1,894)	537
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$30,216	$(140,194)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,720,388	1,476,837
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,750,604	$1,336,643
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$—	$81,582
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$47,801	$54,984
Other cash distributions for mesh legal settlements	$17,819	$10,239
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020
NOTE 1. BASIS OF PRESENTATION
Endo International plc is an Ireland-domiciled specialty branded and generics pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in the Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates that affect the amounts and disclosures in the Condensed Consolidated Financial Statements, including the notes thereto, and elsewhere in this report. Uncertainties related to the magnitude and duration of COVID-19, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Actual results may differ significantly from our estimates, including as a result of COVID-19.
Significant Accounting Policies Added or Updated since December 31, 2019
Significant changes to our significant accounting policies since December 31, 2019 are detailed below. For additional discussion of the Company’s significant accounting policies, see Note 2. Summary of Significant Accounting Policies in the Consolidated Financial Statements, included in Part IV, Item 15 of the Annual Report.
Accounts Receivable. The Company adopted Accounting Standards Codification (ASC) Topic 326, Financial Instruments-Credit Losses (ASC 326) on January 1, 2020. For further discussion of the adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of March 31, 2020” section below. Subsequent to the adoption of ASC 326, our accounts receivable balance is stated at amortized cost less an allowance for expected credit losses. In addition, our accounts receivable balance is reduced by certain sales deduction reserves where we have the right of offset with the customer. We generally do not require collateral.
Concentrations of Credit Risk and Credit Losses. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, restricted cash equivalents and accounts receivable. From time to time, we invest our excess cash in high-quality, liquid money market instruments maintained by major banks and financial institutions. We have not experienced any losses on our cash equivalents.
With respect to our accounts receivable, we have no history of significant losses. Approximately 89% and 88% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation) at March 31, 2020 and December 31, 2019, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Company’s Condensed Consolidated Financial Statements at March 31, 2020 or December 31, 2019, nor were the changes to the allowance during any of the periods presented.

We do not currently expect our current or future exposures to credit losses to have a significant impact on us. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, including those related to the COVID-19 pandemic, the extent of which cannot be fully predicted.
Recent Accounting Pronouncements Adopted or Otherwise Effective as of March 31, 2020
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13, together with a series of subsequently-issued related ASUs, has been codified in ASC 326. ASC 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The Company adopted ASC 326 using a modified retrospective approach with an effective date of January 1, 2020. The adoption of ASC 326 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the Company’s board of directors (the Board) resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Litigation-related and other contingencies, net	$30,454	$—
Loss from discontinued operations before income taxes	$(33,517)	$(5,961)
Income tax benefit	$(5,866)	$—
Discontinued operations, net of tax	$(27,651)	$(5,961)

Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $27.7 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively, and the impact of cash activity related to vaginal mesh cases. There were no material net cash flows related to Astora discontinued investing activities during the three months ended March 31, 2020 and 2019. There was no depreciation or amortization during the three months ended March 31, 2020 and 2019 related to Astora.
NOTE 4. SEGMENT RESULTS
The Company’s four reportable business segments are Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. These segments reflect the level at which the chief operating decision maker (CODM) regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on segment adjusted income from continuing operations before income tax, which we define as Income (loss) from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items. Effective January 1, 2020, the Company revised its definition of segment adjusted income from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the CODM reviews segment performance. The Company believes that such costs are not indicative of business performance and that excluding them more accurately reflects each segment’s results and better enables management to compare financial results between periods. Prior period results have been adjusted to reflect this change. Specifically, for the three months ended March 31, 2019, certain legal costs of $16.3 million and $0.4 million have been excluded from our Branded Pharmaceuticals and Generic Pharmaceuticals segments, respectively, resulting in increases to the segment adjusted income from continuing operations before income tax for these segments. This change had no impact on our Total consolidated income (loss) from continuing operations before income tax.

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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded prescription products to treat and manage conditions in urology, urologic oncology, endocrinology, pain and orthopedics. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, EDEX®, LIDODERM® and TESTOPEL®, among others.
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ertapenem for injection, the authorized generic of Merck Sharp & Dohme Corp.’s (Merck) Invanz®, and ephedrine sulfate injection, among others.
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
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin Labs Inc. (Paladin). The key products of this segment serve various therapeutic areas, including attention deficit hyperactivity disorder, pain, women’s health and oncology.
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenues from external customers:
Branded Pharmaceuticals	$204,073	$203,525
Sterile Injectables	336,390	270,048
Generic Pharmaceuticals	251,283	218,526
International Pharmaceuticals (1)	28,659	28,312
Total net revenues from external customers	$820,405	$720,411
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$98,422	$95,283
Sterile Injectables	263,896	196,183
Generic Pharmaceuticals	57,327	50,411
International Pharmaceuticals	14,197	12,095
Total segment adjusted income from continuing operations before income tax	$433,842	$353,972
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Total consolidated income (loss) from continuing operations before income tax	$21,249	$(1,709)
Interest expense, net	132,877	132,675
Corporate unallocated costs (1)	43,322	48,095
Amortization of intangible assets	117,237	145,599
Upfront and milestone payments to partners	1,750	939
Continuity and separation benefits and other cost reduction initiatives (2)	23,220	2,025
Certain litigation-related and other contingencies, net (3)	(17,176)	6
Certain legal costs (4)	15,536	16,689
Asset impairment charges (5)	97,785	165,448
Acquisition-related and integration items, net (6)	12,462	(37,501)
Gain on extinguishment of debt	—	(119,828)
Foreign currency impact related to the remeasurement of intercompany debt instruments	(7,094)	1,534
Other, net (7)	(7,326)	—
Total segment adjusted income from continuing operations before income tax	$433,842	$353,972
__________

(1)	Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.

(2)
Amounts for the three months ended March 31, 2020 include $13.7 million of costs associated with certain continuity and transitional compensation arrangements for certain senior management of the Company. Other amounts in 2020 related primarily to certain cost reduction initiatives. Such amounts included accelerated depreciation of $6.6 million, employee separation costs of $0.1 million and other charges of $2.8 million. Amounts for the three months ended March 31, 2019 primarily relate to employee separation costs of $1.8 million and other charges of $0.2 million.

(3)
Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies.

(4)	Amounts relate to opioid-related legal expenses.

(5)	Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles.

(6)	Amounts primarily relate to changes in the fair value of contingent consideration.

(7)	Amounts primarily relate to gains on sales of businesses and other assets, as further described in Note 15. Other (Income) Expense, Net.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three months ended March 31, 2020 and 2019, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2020	2019
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$89,072	$68,507
SUPPRELIN® LA	19,720	22,056
Other Specialty (1)	25,505	24,403
Total Specialty Products	$134,297	$114,966
Established Products:
PERCOCET®	$27,703	$30,760
EDEX®	8,568	5,971
Other Established (2)	33,505	51,828
Total Established Products	$69,776	$88,559
Total Branded Pharmaceuticals (3)	$204,073	$203,525
Sterile Injectables:
VASOSTRICT®	$202,904	$139,137
ADRENALIN®	56,512	47,322
Ertapenem for injection	17,874	32,219
APLISOL®	9,867	12,381
Other Sterile Injectables (4)	49,233	38,989
Total Sterile Injectables (3)	$336,390	$270,048
Total Generic Pharmaceuticals (5)	$251,283	$218,526
Total International Pharmaceuticals (6)	$28,659	$28,312
Total revenues, net	$820,405	$720,411
__________

(1)	Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.

(2)	Products included within Other Established include, but are not limited to, LIDODERM® and TESTOPEL®.

(3)
Individual products presented above represent the top two performing products in each product category for the three months ended March 31, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.

(4)	Products included within Other Sterile Injectables include ephedrine sulfate injection and others.

(5)
The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three months ended March 31, 2019, colchicine tablets, the authorized generic of Takeda Pharmaceuticals U.S.A., Inc.’s (Takeda) Colcrys®, which launched in July 2018, made up 6% of consolidated total revenue. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.

(6)
The International Pharmaceuticals segment, which accounted for 3% and 4% of consolidated total revenues during the three months ended March 31, 2020 and 2019, respectively, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin.

NOTE 5. FAIR VALUE MEASUREMENTS
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

The following table presents current and noncurrent restricted cash and cash equivalent balances at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Restricted cash and cash equivalents—current portion (1)	$200,666	$247,457
Restricted cash and cash equivalents—noncurrent portion (2)	18,400	18,400
Restricted cash and cash equivalents—total (3)	$219,066	$265,857
__________

(1)	These amounts are reported in our Condensed Consolidated Balance Sheets as Restricted cash and cash equivalents.

(2)	These amounts are reported in our Condensed Consolidated Balance Sheets as Other assets.

(3)
Approximately $195.7 million and $242.8 million of our restricted cash and cash equivalents are held in Qualified Settlement Funds (QSFs) for mesh-related matters at March 31, 2020 and December 31, 2019, respectively. The remaining restricted cash and cash equivalents primarily relates to other litigation-related matters. See Note 12. Commitments and Contingencies for further information.

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
Acquisition-Related Contingent Consideration
The fair value of contingent consideration liabilities is determined using unobservable inputs; hence, these instruments represent Level 3 measurements within the above-defined fair value hierarchy. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in earnings. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to fair value. See the “Recurring Fair Value Measurements” section below for additional information on acquisition-related contingent consideration.
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Fair Value Measurements at March 31, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$635,365	$—	$—	$635,365
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$8,459	$8,459
Acquisition-related contingent consideration—noncurrent	$—	$—	$30,480	$30,480

	Fair Value Measurements at December 31, 2019 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$427,033	$—	$—	$427,033
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$6,534	$6,534
Acquisition-related contingent consideration—noncurrent	$—	$—	$23,123	$23,123

At March 31, 2020 and December 31, 2019, money market funds include $37.4 million and $70.2 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 12. Commitments and Contingencies for further discussion of our product liability cases. At March 31, 2020 and December 31, 2019, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning of period	$29,657	$116,703
Amounts settled	(2,461)	(11,591)
Changes in fair value recorded in earnings	12,462	(37,501)
Effect of currency translation	(719)	231
End of period	$38,939	$67,842

At March 31, 2020, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 12.3%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the three months ended March 31, 2020 by acquisition (in thousands):

	Balance as of December 31, 2019	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of March 31, 2020
Auxilium acquisition	$13,207	$(54)	$—	$13,153
Lehigh Valley Technologies, Inc. acquisitions	6,800	12,897	(2,097)	17,600
Other	9,650	(381)	(1,083)	8,186
Total	$29,657	$12,462	$(3,180)	$38,939

Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 were as follows (in thousands):

	Fair Value Measurements during the Three Months Ended March 31, 2020 (1) using:			Total Expense for the Three Months Ended March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$24,377	$(63,751)
Certain property, plant and equipment	—	—	—	(1,248)
Total	$—	$—	$24,377	$(64,999)

__________

(1)
The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.

(2)
These fair value measurements were determined using risk-adjusted discount rates ranging from approximately 10.0% to 12.0% (weighted average rate of approximately 11.1%, weighted based on relative fair value). The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 8. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies utilized.

NOTE 6. INVENTORIES
Inventories consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials (1)	$115,436	$124,171
Work-in-process (1)	67,983	65,392
Finished goods (1)	141,543	138,302
Total	$324,962	$327,865

__________
(1) The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At March 31, 2020 and December 31, 2019, $31.1 million and $29.0 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company’s Condensed Consolidated Balance Sheets included approximately $23.3 million and $17.6 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 7. LEASES
The following table presents information about the Company's right-of-use (ROU) assets and lease liabilities at March 31, 2020 and December 31, 2019 (in thousands):

	Condensed Consolidated Balance Sheets Line Items	March 31, 2020	December 31, 2019
ROU assets:
Operating lease ROU assets	Operating lease assets	$49,349	$51,700
Finance lease ROU assets	Property, plant and equipment, net	54,482	56,793
Total ROU assets		$103,831	$108,493
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,512	$10,763
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	45,057	48,299
Total operating lease liabilities		$56,569	$59,062
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$5,799	$5,672
Noncurrent finance lease liabilities	Other liabilities	29,706	31,312
Total finance lease liabilities		$35,505	$36,984

The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2020 and 2019 (in thousands):

		Three Months Ended March 31,
	Condensed Consolidated Statements of Operations Line Items	2020	2019
Operating lease cost	Various (1)	$3,992	$3,499
Finance lease cost:
Amortization of ROU assets	Various (1)	$2,311	$2,296
Interest on lease liabilities	Interest expense, net	$466	$500
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,658	$2,089
Sublease income	Various (1)	$(861)	$(964)
__________

(1)
Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$3,328	$2,700
Selling, general and administrative	$4,721	$4,169
Research and development	$51	$51

(2)
Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$2,981	$3,692
Operating cash payments for finance leases	$648	$473
Financing cash payments for finance leases	$1,184	$1,174

NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2020 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2019	$828,818	$2,731,193	$—	$35,173	$3,595,184
Effect of currency translation	—	—	—	(2,387)	(2,387)
Goodwill impairment charges	—	—	—	(32,786)	(32,786)
Goodwill as of March 31, 2020	$828,818	$2,731,193	$—	$—	$3,560,011

The carrying amounts of goodwill at March 31, 2020 and December 31, 2019 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2019	$855,810	$—	$3,142,657	$500,417	$4,498,884
Accumulated impairment losses as of March 31, 2020	$855,810	$—	$3,142,657	$494,499	$4,492,966

Other Intangible Assets
Changes in the amount of other intangible assets for the three months ended March 31, 2020 were as follows (in thousands):

Cost basis:	Balance as of December 31, 2019	Acquisitions	Impairments	Effect of Currency Translation	Balance as of March 31, 2020
Indefinite-lived intangibles:
In-process research and development	$93,900	$—	$—	$—	$93,900
Total indefinite-lived intangibles	$93,900	$—	$—	$—	$93,900
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$457,402	$—	$(8,700)	$—	$448,702
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 11 years)	5,844,439	—	(55,051)	(19,839)	5,769,549
Total finite-lived intangibles (weighted average life of 11 years)	$6,308,250	$—	$(63,751)	$(19,839)	$6,224,660
Total other intangibles	$6,402,150	$—	$(63,751)	$(19,839)	$6,318,560

Accumulated amortization:	Balance as of December 31, 2019	Amortization	Impairments	Effect of Currency Translation	Balance as of March 31, 2020
Finite-lived intangibles:
Licenses	$(410,336)	$(2,429)	$—	$—	$(412,765)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(3,414,138)	(114,808)	—	11,934	(3,517,012)
Total other intangibles	$(3,830,883)	$(117,237)	$—	$11,934	$(3,936,186)
Net other intangibles	$2,571,267				$2,382,374

Amortization expense for the three months ended March 31, 2020 and 2019 totaled $117.2 million and $145.6 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2019 is as follows (in thousands):

2020	$427,824
2021	$389,418
2022	$373,293
2023	$331,379
2024	$292,903

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

During the three months ended March 31, 2020 and 2019, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended March 31,
	2020	2019
Goodwill impairment charges	$32,786	$86,000
Other intangible asset impairment charges	$63,751	$78,700

Except as described below, pre-tax non-cash asset impairment charges related primarily to certain in-process research and development and/or developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
As a result of certain business decisions that occurred during the first quarter of 2020, we tested the goodwill of our Paladin reporting unit for impairment as of March 31, 2020. The fair value of the reporting unit was estimated using an income approach that utilized a discounted cash flow model. The discount rate utilized in this test was 9.5%. This goodwill impairment test resulted in a pre-tax non-cash goodwill impairment charge of $32.8 million during the three months ended March 31, 2020, representing the remaining carrying amount. This impairment was primarily attributable to portfolio decisions and updated market expectations during the quarter.
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
We are closely monitoring the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material.
NOTE 9. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At March 31, 2020, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	March 31, 2020	December 31, 2019	$ Change	% Change
Contract assets, net (1)	$7,325	$—	$7,325	NM
Contract liabilities, net (2)	$6,451	$6,592	$(141)	(2)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%

(1)
At March 31, 2020, the entire contract asset amount is classified as a noncurrent asset and is included in Other assets. The net increase in contract assets during the three months ended March 31, 2020 was primarily due to the Company’s estimated consideration for the sale of certain intellectual property rights.

(2)
At both March 31, 2020 and December 31, 2019, approximately $1.4 million of these contract liability amounts are classified as current liabilities and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. The decrease to contract liabilities was due to approximately $0.1 million in revenue recognized during the period.

During the three months ended March 31, 2020, we recognized revenue of $3.9 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts payable	$88,211	$101,532
Returns and allowances	213,756	206,248
Rebates	115,763	129,056
Chargebacks	1,630	1,594
Accrued interest	100,249	112,860
Accrued payroll and related benefits	59,777	79,869
Accrued royalties and other distribution partner payables	116,702	115,816
Acquisition-related contingent consideration—current	8,459	6,534
Other	150,411	146,440
Total	$854,958	$899,949

NOTE 11. DEBT
The following table presents information about the Company’s total indebtedness at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020			December 31, 2019
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	182,479	182,479	5.75%	182,479	182,479
5.375% Senior Notes due 2023	5.62%	210,440	209,126	5.62%	210,440	209,018
6.00% Senior Notes due 2023	6.28%	1,439,840	1,427,814	6.28%	1,439,840	1,426,998
5.875% Senior Secured Notes due 2024	6.14%	300,000	296,798	6.14%	300,000	296,647
6.00% Senior Notes due 2025	6.27%	1,200,000	1,186,326	6.27%	1,200,000	1,185,726
7.50% Senior Secured Notes due 2027	7.71%	1,500,000	1,482,675	7.71%	1,500,000	1,482,212
Term Loan Facility	6.09%	3,321,088	3,295,558	6.21%	3,329,625	3,302,675
Revolving Credit Facility	4.13%	300,000	300,000	4.25%	300,000	300,000
Total long-term debt, net		$8,462,141	$8,389,070		$8,470,678	$8,394,049
Less current portion, net		34,150	34,150		34,150	34,150
Total long-term debt, less current portion, net		$8,427,991	$8,354,920		$8,436,528	$8,359,899

The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at March 31, 2020. The obligations under (i) all of the senior secured notes and (ii) the Credit Agreement (as defined below) and related loan documents are secured on a pari passu basis by a perfected first priority (subject to certain permitted liens) lien on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement and our senior secured notes, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $7.2 billion and $7.4 billion at March 31, 2020 and December 31, 2019, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.

Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement (the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a senior secured term loan facility in an initial principal amount of $3,415.0 million (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and previously issued and outstanding letters of credit, approximately $696.8 million of remaining credit is available under the Revolving Credit Facility as of March 31, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
At March 31, 2020 and December 31, 2019, we were in compliance with all covenants contained in the Credit Agreement.
Senior Notes and Senior Secured Notes
At March 31, 2020 and December 31, 2019, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the three months ended March 31, 2020 or the year ended December 31, 2019.
March 2019 Refinancing
In March 2019, the Company executed certain transactions (the March 2019 Refinancing Transactions) that included:

•
entry into an amendment (the Revolving Credit Facility Amendment) to the Company’s existing credit agreement, which was originally dated April 27, 2017 (the amended credit agreement is described above under the heading “Credit Facilities”);

•	issuance of $1,500.0 million of 7.50% Senior Secured Notes due 2027 (the 2027 Notes);

•
repurchase of $1,642.2 million aggregate principal amount ($1,624.0 million aggregate carrying amount) of certain of the Company’s senior unsecured notes for $1,500.0 million in cash, excluding accrued interest (the Notes Repurchases); and

•
solicitation of consents from the holders of the existing 7.25% Senior Notes due 2022 and 5.75% Senior Notes due 2022 to certain amendments to the indentures governing such notes, which eliminated substantially all of the restrictive covenants, certain events of default and other provisions contained in each such indenture.

The difference between the cash paid and the carrying amount of notes repurchased in the Notes Repurchases resulted in a $124.0 million gain. In connection with the March 2019 Refinancing Transactions, we also incurred costs and fees totaling $26.2 million, of which $4.2 million related to the Notes Repurchases, $19.1 million related to the 2027 Notes issuance and $2.9 million related to the Revolving Credit Facility Amendment. The costs incurred in connection with the Notes Repurchases were charged to expense in the first quarter of 2019 and recorded as a partial offset to the gain. The costs incurred in connection with the 2027 Notes issuance and the Revolving Credit Facility Amendment, together with previously deferred debt issuance costs associated with the Revolving Credit Facility, have been deferred to be amortized as interest expense over the terms of the respective instruments. The net gain resulting from the March 2019 Refinancing Transactions was included in the Gain on extinguishment of debt line item in the Condensed Consolidated Statements of Operations.
June 2019 Revolving Credit Facility Borrowing
In June 2019, the Company borrowed $300.0 million under the Revolving Credit Facility to be used for purposes consistent with the Company’s capital allocation priorities, including for general corporate purposes.
Maturities
The following table presents, as of March 31, 2020, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2019 (in thousands):

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

(2)	Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at March 31, 2020, $22.8 million will mature in 2022, with the remainder maturing in 2024.
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
We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available. See the risk factor “We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities” in the Annual Report for more information.
As of March 31, 2020, our accrual for loss contingencies totaled $442.2 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of March 31, 2020, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets.
Product Liability and Related Matters
We and certain of our subsidiaries have been named as defendants in numerous lawsuits in various U.S. federal and state courts, and in Canada, Australia and other countries, alleging personal injury resulting from the use of certain products of our subsidiaries, including the product liability and other related matters described below in more detail.
Vaginal Mesh. Since 2008, we and certain of our subsidiaries, including American Medical Systems Holdings, Inc. (AMS) (subsequently converted to Astora Women’s Health Holding LLC and merged into Astora Women’s Health LLC and referred to herein as AMS and/or Astora), have been named as defendants in multiple lawsuits in various state and federal courts in the U.S. (including a federal multidistrict litigation (MDL) in the U.S. District Court for the Southern District of West Virginia), and in Canada, Australia and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). Our subsidiaries have not sold such products since March 2016. Plaintiffs claim a variety of personal injuries, including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.
Various Master Settlement Agreements (MSAs) and other agreements have resolved up to approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not in any way an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreement.

In October 2019, the Ontario Superior Court of Justice approved a class action settlement covering unresolved claims by Canadian women implanted with an AMS vaginal mesh device. Astora funded the settlement in February 2020.
The following table presents the changes in the QSFs and mesh liability accrual balances during the three months ended March 31, 2020 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2019	$242,842	$454,031
Additional charges	—	30,454
Cash distributions to settle disputes from Qualified Settlement Funds	(47,801)	(47,801)
Cash distributions to settle disputes	—	(17,819)
Other (1)	694	(2,180)
Balance as of March 31, 2020	$195,735	$416,685
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
As of March 31, 2020, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $195.7 million of which remains in the QSFs as of March 31, 2020. We currently expect to fund the remaining payments under all previously executed settlement agreements into the QSFs during 2020. As the funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
We were contacted in October 2012 regarding a civil investigation initiated by various U.S. state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and we have subsequently received additional subpoenas from California and other states. We are cooperating with the investigations.
The MDL court has been remanding MDL cases to their districts of origin for further proceedings. Other cases are proceeding in various state and federal courts. The earliest trial is currently scheduled for August 2020; however, trials may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors. We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred.
Although the Company believes it has appropriately estimated the probable total amount of loss associated with all mesh-related matters as of the date of this report, litigation is ongoing in certain cases that have not settled, and it is reasonably possible that further claims may be filed or asserted and that adjustments to our overall liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC and DAVA Pharmaceuticals, LLC, and in Canada, Paladin, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of April 30, 2020, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,780 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 280 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 160 cases filed by individuals. Certain of the cases have been filed as putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids, as well as three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.

Many of the U.S. cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Ohio. Other cases are pending in various federal or state courts. The cases are at various stages. The first MDL trial, relating to the claims of two Ohio counties (Track One plaintiffs), was set for October 2019 but did not go forward after most defendants settled. EPI, EHSI, PPI and PPCI executed a settlement agreement with the Track One plaintiffs in September 2019 which provided for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. Under the settlement agreement, the Track One plaintiffs may be entitled to additional payments in the event of a comprehensive resolution of government-related opioid claims. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries. The earliest trial is currently scheduled for August 2020; however, trials may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors. Most cases remain at the pleading and/or discovery stage.
The complaints in the cases assert a variety of claims, including but not limited to statutory claims asserting violations of public nuisance, consumer protection, unfair trade practices, racketeering, Medicaid fraud and/or drug dealer liability laws and/or common law claims for public nuisance, fraud/misrepresentation, strict liability, negligence and/or unjust enrichment. The claims are generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or alleged failures to take adequate steps to identify and report suspicious orders and to prevent abuse and diversion. Plaintiffs have generally sought various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief.
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
In January 2018, EPI received a federal grand jury subpoena from the U.S. District Court for the Southern District of Florida seeking documents and information related to OPANA® ER, other oxymorphone products and marketing of opioid medications. We are cooperating with the investigation.
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
Generic Drug Pricing Matters
Since March 2016, various private plaintiffs and state attorneys general have filed cases against our subsidiary PPI and/or, in some instances, the Company, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, EPI, EHSI and/or PPCI, as well as other pharmaceutical manufacturers and, in some instances, other corporate and/or individual defendants, alleging price-fixing and other anticompetitive conduct with respect to generic pharmaceutical products. These cases, which include proposed class actions filed on behalf of direct purchasers, end-payers and indirect purchaser resellers, as well as non-class action suits, have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania.
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
In December 2014, our subsidiary PPI received from the Antitrust Division of the U.S. Department of Justice (DOJ) a federal grand jury subpoena issued by the U.S. District Court for the Eastern District of Pennsylvania addressed to “Par Pharmaceuticals.” The subpoena requested documents and information focused primarily on product and pricing information relating to the authorized generic version of Lanoxin (digoxin) oral tablets and generic doxycycline products, and on communications with competitors and others regarding those products. We are cooperating with the investigation.
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
Other Antitrust Matters
Beginning in November 2013, multiple alleged purchasers of LIDODERM® sued our subsidiary EPI and other pharmaceutical companies alleging violations of antitrust law arising out of their settlement of certain patent infringement litigation. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law and sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. These cases were consolidated and/or coordinated in a federal MDL in the U.S. District Court for the Northern District of California. The last cases remaining in the MDL were dismissed with prejudice in September 2018, when the court approved EPI’s settlements with direct and indirect purchaser classes. Those settlement agreements provided for aggregate payments of approximately $100 million. Of this total, EPI paid approximately $60 million in 2018, $30 million in the first quarter of 2019 and $10 million in the first quarter of 2020. In September 2019, Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed a complaint against EPI and other pharmaceutical companies in the Third Judicial Circuit Court, Wayne County, Michigan, asserting claims substantially similar to those asserted in the MDL. In October 2019, certain defendants removed the case to federal court; in April 2020, the case was remanded back to state court.
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued our subsidiaries EHSI and EPI and other pharmaceutical companies including Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired, alleging violations of antitrust law arising out of an agreement reached by EPI and Impax to settle certain patent infringement litigation and EPI’s introduction of reformulated OPANA® ER. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In March 2019, direct and indirect purchaser plaintiffs filed motions for class certification, which remain pending. In April 2020, defendants filed motions for summary judgment.

Beginning in February 2009, the Federal Trade Commission (FTC) and certain private plaintiffs sued our subsidiaries PPCI (since June 2016, EGHI) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. In November 2019, PPI and PPCI entered into settlement agreements with all but one of the remaining plaintiffs in the MDL. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of liability or fault. Separately, in August 2019, several alleged direct purchasers filed suit in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. In January 2020, the U.S. District Court for the Eastern District of Pennsylvania denied defendants’ motion to transfer venue to the Northern District of Georgia.
Beginning in February 2018, several alleged indirect purchasers filed proposed class actions against our subsidiary PPI and other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Zetia® (ezetimibe). The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law and sought injunctive relief, damages, treble damages, attorneys’ fees and costs. In June 2018, these and other related cases, including proposed direct purchaser class actions in which PPI was not named as a defendant, were consolidated and/or coordinated for pretrial proceedings in a federal MDL in the U.S. District Court for the Eastern District of Virginia. In September 2018, the indirect purchaser plaintiffs dismissed their claims against PPI without prejudice. In June and July 2019, the MDL court granted the direct purchaser plaintiffs and certain retailer plaintiffs leave to file amended complaints adding PPI as a defendant. In July 2019, PPI entered into settlement agreements with both the direct purchaser plaintiffs and the retailer plaintiffs. The direct purchaser settlement was subject to court approval, which was granted in March 2020. The settlement agreements were solely by way of compromise and settlement, were not in any way an admission of liability or fault and involved no monetary payment.
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
In July 2019, EPI received a CID from the FTC seeking documents and information regarding oxymorphone ER and EPI’s settlement of a contract dispute with Impax (now Amneal) in August 2017. We are cooperating with the investigation.

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
In April 2017, a putative class action entitled Phaedra A. Makris v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the Superior Court of Justice in Ontario, Canada by an individual shareholder on behalf of herself and similarly-situated Canadian-based investors who purchased Endo’s securities between January 11 and May 5, 2016. The statement of claim sought class certification, declaratory relief, damages, interest and costs based on alleged violations of the Ontario Securities Act arising out of alleged negligent misrepresentations concerning the Company’s revenues, profit margins and earnings per share; its receipt of a subpoena from the state of Connecticut regarding doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium and oxybutynin chloride; and the erosion of the Company’s U.S. generic pharmaceuticals business. In January 2019, plaintiff amended her statement of claim to add a claim on behalf of herself and similarly-situated Canadian investors who purchased Endo’s securities between January 11, 2016 and June 8, 2017, based on our decision to voluntarily remove reformulated OPANA® ER from the market. In April 2020, the parties reached a settlement in principle, which will be subject to court approval. The amount of the settlement is not material to the Company and is expected to be funded by the Company’s insurers.
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
VASOSTRICT® Related Matters
In July 2016, Fresenius Kabi USA, LLC (Fresenius) sued our subsidiaries PPCI and Par Sterile Products, LLC (PSP LLC) in the U.S. District Court for the District of New Jersey alleging an anticompetitive scheme to exclude competition for PPCI’s VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In particular, Fresenius alleged violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that our subsidiaries entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that, as a result, Fresenius could not obtain vasopressin API in order to file an Abbreviated New Drug Application (ANDA) to obtain U.S. Food and Drug Administration (FDA) approval for its own vasopressin product. Fresenius sought actual, treble and punitive damages, attorneys’ fees and costs and injunctive relief. In February 2020, the court granted our subsidiaries’ motion for summary judgment on all claims and denied Fresenius’s cross-motion for partial summary judgment. In March 2020, Fresenius filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit.

In August 2017, our subsidiaries PPI and PSP LLC filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®. In November 2017, we filed a motion for preliminary injunction seeking various forms of relief. In March 2018, the court granted in part our motion for preliminary injunction and enjoined QuVa from marketing and releasing its planned vasopressin product through the conclusion of trial. We subsequently deposited a bond to the court’s interest-bearing account to secure the preliminary injunction. In May 2018, defendants filed a notice of appeal to the Third Circuit Court of Appeals indicating intent to appeal the court’s preliminary injunction. In February 2019, the defendants filed counterclaims for defamation, tortious interference with contract, tortious interference with prospective business relations and witness interference. The counterclaims seek actual, exemplary and punitive damages and other relief. In March 2019, we filed a motion to dismiss all of the defendants’ counterclaims. In April 2019, the Third Circuit Court of Appeals affirmed the court’s preliminary injunction but remanded for additional fact-finding concerning the duration of the preliminary injunction and, if needed, consideration of the additional trade secrets raised in our motion for preliminary injunction but not addressed by the preliminary injunction order. In September 2019, following the decision in Athenex Inc. v. Azar, No. 19-cv-00603, 2019 WL 3501811 (D.D.C. Aug. 1, 2019), which upheld the FDA’s determination that there is no clinical need for outsourcing facilities to compound drugs using bulk vasopressin, the parties submitted a proposed consent order to the district court agreeing to a lifting of the preliminary injunction against QuVa but reserving PPI and PSP LLC’s right to seek return or reduction of the bond. In January 2020, the court granted our motion to dismiss the defendants’ counterclaims and ordered the preliminary injunction lifted while the bond remains in place pending an adjudication on the merits. In March 2020, we filed a motion for partial summary judgment on the merits of PPI and PSP LLC’s breach of contract claims.
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. The earliest trial is presently scheduled for January 2021; however, a trial may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors.
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
NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
During the three months ended March 31, 2020 and 2019, there were no tax effects allocated to any component of Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at March 31, 2020 and December 31, 2019 consist of Foreign currency translation loss.

NOTE 14. SHAREHOLDERS' DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders' deficit for the three months ended March 31, 2020 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, DECEMBER 31, 2019	$45	$23	$8,904,692	$(9,552,214)	$(219,090)	$(866,544)
Net income	—	—	—	129,930	—	129,930
Other comprehensive loss	—	—	—	—	(14,437)	(14,437)
Compensation related to share-based awards	—	—	17,645	—	—	17,645
Tax withholding for restricted shares	—	—	(4,398)	—	—	(4,398)
Other	(1)	—	(12)	—	—	(13)
BALANCE, MARCH 31, 2020	$44	$23	$8,917,927	$(9,422,284)	$(233,527)	$(737,817)
The following table presents a reconciliation of the beginning and ending balances in Total shareholders' deficit for the three months ended March 31, 2019 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, DECEMBER 31, 2018, PRIOR TO THE ADOPTION OF ASC 842, LEASES	$46	$22	$8,855,810	$(9,124,932)	$(229,229)	$(498,283)
Effect of adopting ASC 842, Leases	—	—	—	(4,646)	—	(4,646)
BALANCE, JANUARY 1, 2019	$46	$22	$8,855,810	$(9,129,578)	$(229,229)	$(502,929)
Net loss	—	—	—	(18,573)	—	(18,573)
Other comprehensive income	—	—	—	—	4,730	4,730
Compensation related to share-based awards	—	—	24,733	—	—	24,733
Exercise of options	—	—	4	—	—	4
Tax withholding for restricted shares	—	—	(2,414)	—	—	(2,414)
Other	(1)	—	—	—	—	(1)
BALANCE, MARCH 31, 2019	$45	$22	$8,878,133	$(9,148,151)	$(224,499)	$(494,450)

Share-Based Compensation
The Company recognized share-based compensation expense of $17.6 million and $24.7 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $49.3 million.
As of March 31, 2020, the weighted average remaining requisite service period for non-vested stock options was 0.6 years and for non-vested restricted stock units was 1.8 years.

NOTE 15. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (gain) loss on sale of business and other assets (1)	$(8,192)	$1,294
Foreign currency (gain) loss, net (2)	(5,639)	1,716
Net loss from our investments in the equity of other companies (3)	249	2,086
Other miscellaneous, net	(392)	(294)
Other (income) expense, net	$(13,974)	$4,802

__________

(1)	Amounts primarily relate to the sales of various ANDAs.

(2)	Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.

(3)	Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 16. INCOME TAXES
The following table displays our Income (loss) from continuing operations before income tax, Income tax (benefit) expense and Effective tax rate for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations before income tax	$21,249	$(1,709)
Income tax (benefit) expense	$(136,332)	$10,903
Effective tax rate	(641.6)%	(638.0)%

The income tax benefit for the three months ended March 31, 2020 primarily relates to the discrete tax benefit arising from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as discussed below. As of March 31, 2020, we had valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. The income tax expense for the comparable 2019 period primarily relates to a taxable gain arising from the extinguishment of debt in the March 2019 Refinancing Transactions.
On March 27, 2020, the CARES Act was enacted by the U.S. government in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In the first quarter of 2020, the Company has recorded a discrete tax benefit in continuing operations of $137.3 million as a result of the change in the NOL carryback period.
NOTE 17. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator:
Income (loss) from continuing operations	$157,581	$(12,612)
Loss from discontinued operations, net of tax	(27,651)	(5,961)
Net income (loss)	$129,930	$(18,573)
Denominator:
For basic per share data—weighted average shares	227,198	224,594
Dilutive effect of ordinary share equivalents	5,816	—
For diluted per share data—weighted average shares	233,014	224,594

Basic net income (loss) per share amounts are computed based on the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share amounts are computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations during the period, the dilutive effect of ordinary share equivalents outstanding during the period.
The dilutive effect of ordinary share equivalents is measured using the treasury stock method. Stock options and awards that have been issued but for which a grant date has not yet been established are not considered in the calculation of basic or diluted weighted average shares.
For the three months ended March 31, 2020, aggregate stock options and stock awards of 7.2 million and 3.3 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive. All potentially dilutive items were excluded from the diluted share calculation for the three months ended March 31, 2019 because their effect would have been anti-dilutive as the Company was in a loss position.
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
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
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
Additionally, as further described below, the impact on our results of COVID-19 and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations. The extent to which COVID-19 will affect our business, financial position and operating results cannot be predicted with certainty; however, any such impact could be material. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our consolidated results and the results of our business segments in the first quarter of 2020 may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for the remainder of 2020 or any subsequent periods. COVID-19 could also increase the degree to which our quarterly results, including the results of our business segments, fluctuate in the future. Refer to “Risk Factors” in Part II, Item 1A of this report for further details.

COVID-19 Update and Other Key Trends
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Many countries and localities have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, suspending all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place orders (subject to limited exceptions). We are closely monitoring the impact of COVID-19 on all aspects of our business, the pharmaceutical industry and the economy as a whole, including how it has and will continue to impact our workforce, our customers and the patients they serve, our manufacturing and supply chain operations, our research and development (R&D) programs and regulatory approval processes and our liquidity and access to capital. In addition to our existing business continuity plans, we have established a team, led by our President and Chief Executive Officer and our executive leadership team, which has developed and implemented a range of proactive measures to address the risks, uncertainties and operational challenges associated with COVID-19. This team is closely monitoring the rapidly evolving situation and is implementing plans intended to limit the impact of COVID-19 on our business so that we can continue to produce the critical care medicines that hospitals and healthcare providers need to treat patients, including those with COVID-19. Actions we have taken to date and expected key trends are further described below.
Workforce. We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce around the globe while continuing to safely produce products upon which patients and their healthcare providers rely. In addition to employing and paying full wages to our workforce, we are providing additional compensation to certain of our on-site operations employees for the hours worked during the COVID-19 pandemic. We have implemented alternative working practices and mandatory work-from-home requirements for appropriate employees, inclusive of our executive leadership team. We have suspended international and domestic travel, increased our already-thorough cleaning protocols throughout our facilities and prohibited non-essential visitors from our sites. We have also implemented various social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. Certain of these measures have resulted in increased and unexpected costs and, as further described below, resulted in the prioritization of certain products in our production plans.
Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic evolves. Beginning late in the first quarter of 2020, we experienced a significant increase in sales volumes for certain of our critical care products administered to patients infected with COVID-19, such as VASOSTRICT®, ADRENALIN® and albuterol sulfate HFA inhaler, the authorized generic of Merck’s Proventil®. These higher volumes resulted from increased utilization and channel inventory stocking of these products, primarily to treat patients infected with COVID-19. Other products not used to treat COVID-19, such as everolimus tablets, a generic version of Novartis Pharmaceuticals Corporation’s Afinitor®, have also experienced increased demand due to accelerated prescription fulfillment that we believe is a result of concerns of healthcare providers and consumers regarding their ability to access medications because of shelter-in-place and similar measures taken by governments. At the same time, certain products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing decreased demand during the last two weeks of the first quarter of 2020 due to a reduction in physician activity and a slowing of patient office visits resulting from shelter-in-place orders. Additionally, as a result of our work-from-home requirements, we have transitioned to a “virtual” engagement model to continue supporting healthcare professionals, patient care and access to medicines.
Manufacturing and Supply Chain Operations. As of the date of this report, our business has not experienced any material supply issues related to COVID-19 and our manufacturing and quality assurance facilities across the globe have continued to operate. We have taken, and plan to continue to take, commercially practical measures to keep these facilities open as they are critical to our ability to reliably supply required critical care and medically necessary products. These measures, including the implementation of social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities, as well as changes in our workforce availability have impacted our manufacturing and supply chain productivity at certain of our facilities and resulted in the prioritization of certain products, such as VASOSTRICT®, in our production plans to provide for their continued availability during and after the pandemic. We believe that our diversified manufacturing footprint, which includes a combination of Endo owned and leased facilities located in the U.S. and India, supply agreements and strong business relationships with numerous contract manufacturing organizations throughout the world, including in the U.S., Canada, Europe and India, and our proven ability to be a preferred partner of choice to large pharmaceutical companies seeking authorized generic distributors for their branded products, is a critical factor to mitigate significant risks related to manufacturing and supply chain disruption. This footprint, overseen by our global quality and supply chain teams in Ireland, combined with a skilled management team with significant experience in manufacturing and supply chain operations, has enabled us to respond quickly and effectively to the evolving COVID-19 pandemic to date.

Clinical and Development Programs. We have a number of ongoing clinical trials. We are committed to the safety of our patients, employees and others involved in these trials. We are monitoring COVID-19 closely and continue to partner with the FDA on our ongoing clinical trials, regulatory applications and other R&D activities. Based on an assessment of our R&D programs, including our clinical trials, we have developed a plan and timeline for each study in order to enhance communication with patients, sites and vendors. However, we may experience delays in some of our clinical trials and product development and commercialization programs, including obtaining adequate patient enrollment, receiving regulatory approvals and successfully bringing product candidates to market. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we are planning on changing the anticipated product launch of collagenase clostridium histolyticum (CCH) for the treatment of cellulite in the buttocks, if approved, to 2021.
Key Trends. Although we did not experience significant disruptions to our business during the three months ended March 31, 2020 from COVID-19, we have since experienced and expect that we, and our industry as a whole, will continue to experience a greater impact going forward. The most significant trends we face as a result of the COVID-19 pandemic include: (i) decreases in demand for certain of our physician administered products due to physician office closures and a decline in patients electing to be treated, (ii) potential temporary decreases to the supply of certain of our products due to modified production schedules to safely maintain operations in response to COVID-19 and other factors including, without limitation, workforce availability, (iii) potential idle capacity charges based on implementation of social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities and (iv) potential delays in our ability to launch some new products due to production prioritization and economic conditions and other factors outside of our control. For further information regarding the impact of COVID-19 on the Company, please refer to “Risk Factors” in Part II, Item 1A.
Our estimated revenue trends for the full year 2020 compared to the full year 2019 are set forth below. These estimated revenue trends reflect the current expectations of our management team based on information currently available to them. Our estimates are subject to significant risks and uncertainties that could cause our actual results to differ materially from those indicated below, including our assumptions about the duration and severity of COVID-19 and the impact of any related governmental, business or other actions, any of which could cause the impact of COVID-19 to be more significant than our current expectations.

•
For the full year 2020, we expect increased revenues from our Sterile Injectables segment as compared to 2019, primarily driven by increased sales of VASOSTRICT®. Beginning late in the first quarter of 2020, we experienced a significant increase in sales volumes for VASOSTRICT® compared to pre-COVID-19 levels resulting from increased utilization and channel inventory stocking of this product, primarily to treat patients infected with COVID-19. We expect that there will be an increase in revenues in the second quarter of 2020 compared to the first quarter, primarily due to higher utilization and channel inventory stocking. During the second half of 2020, we anticipate a period of destocking with a subsequent return toward pre-COVID-19 purchasing levels. Additionally, we expect the increase in VASOSTRICT® in 2020 to be partially offset by decreases in certain other Sterile Injectables, primarily due to assumed competitive pressures not related to COVID-19.

•
For the full year 2020, we expect a decline in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2019. During the last two weeks of the first quarter of 2020, we began to experience decreased demand as compared to pre-COVID-19 levels for physician administered products, including XIAFLEX®, SUPPRELIN® LA and AVEED®, due to physician office closures and a decline in patients electing to be treated. We expect to see a continuation of the decline in demand for these products during the second quarter of 2020, followed by a gradual increase in volumes beginning in the second half of the year to the extent that physician and patient activities return toward pre-COVID-19 levels.

•
For the full year 2020, we expect a decline in revenues from our Generic Pharmaceuticals segment as compared to 2019, driven by modified production schedules to safely maintain operations in response to COVID-19, which could result in potential temporary supply decreases and potential launch delays for certain medications in this segment, as well as continued competitive pressures on certain commoditized generic products not related to COVID-19. We expect this decline to be partially offset by sales resulting from certain 2019 product launches, as further described below, and increased demand compared to pre-COVID-19 levels resulting from the utilization of certain of our generic products used to treat patients infected with COVID-19.

•
For the full year 2020, we expect declines in revenues from the Established Products portfolio of our Branded Pharmaceuticals segment and the International Pharmaceuticals segment as compared to 2019, primarily driven by competitive pressures impacting these product portfolios.

Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Total revenues, net	$820,405	$720,411	14%
Cost of revenues	388,799	391,909	(1)%
Gross margin	$431,606	$328,502	31%
Gross margin percentage	52.6%	45.6%
Selling, general and administrative	$166,768	$151,123	10%
Research and development	31,615	33,486	(6)%
Litigation-related and other contingencies, net	(17,176)	6	NM
Asset impairment charges	97,785	165,448	(41)%
Acquisition-related and integration items, net	12,462	(37,501)	NM
Interest expense, net	132,877	132,675	—%
Gain on extinguishment of debt	—	(119,828)	(100)%
Other (income) expense, net	(13,974)	4,802	NM
Income (loss) from continuing operations before income tax	$21,249	$(1,709)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The increase in revenue for the three months ended March 31, 2020 was primarily due to increases from our Sterile Injectables segment, including VASOSTRICT® and ADRENALIN®, our Branded Pharmaceuticals segment’s Specialty Products portfolio, led by XIAFLEX®, and recent product launches in our Generic Pharmaceuticals segment as further discussed below. Revenue also increased as a result of higher patient demand and increased customer inventory purchasing for certain of our products due to the COVID-19 pandemic. These increases were partially offset by the impact of competitive pressures on our Branded Pharmaceuticals segment’s Established Products portfolio. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three months ended March 31, 2020 and 2019, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and continuity and separation benefits and other cost reduction initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of intangible assets (1)	$117,237	$145,599
Continuity and separation benefits and other cost reduction initiatives (2)	$6,238	$—
__________

(1)
Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease during the three months ended March 31, 2020 was primarily driven by asset impairment charges and decreases in the rate of amortization expense for certain assets.

(2)	Amounts primarily relate to certain accelerated depreciation charges and employee continuity and separation benefits.
The decrease in amortization expense during the three months ended March 31, 2020 resulted in decreased Cost of revenues and increased gross margin percentage. The decrease in Cost of revenues was partially offset by increased revenues as described above and increased expenses related to continuity and separation benefits and other cost reduction initiatives. In addition, favorable changes in product mix resulting primarily from increased revenues of VASOSTRICT® and ADRENALIN® contributed to the overall increase in gross margin percentage.
Selling, general and administrative expenses. The increase for the three months ended March 31, 2020 was primarily due to a higher branded prescription drug fee, increased long-term incentive compensation costs and increased costs associated with continuity bonuses for certain senior management of the Company. Additionally, we incurred increased costs associated with preparing for our planned commercial launch of CCH for the treatment of cellulite in the buttocks, if approved, and expect such costs to continue to increase in 2020 as compared to 2019.

R&D expenses. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs and can also vary in periods in which we incur significant upfront or milestone charges related to agreements with third parties.
In recent years, our R&D efforts have focused primarily on developing a balanced, diversified portfolio of innovative and clinically differentiated product candidates. We have been progressing and expect to continue to progress our cellulite treatment development program. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis. We also expect to continue to focus investments in our Sterile Injectables segment, potentially including license and commercialization agreements such as our Nevakar, Inc. agreement. In addition, we are conducting an open-label Phase 1 pharmacokinetic (PK) study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype.
The decrease in R&D expense for the three months ended March 31, 2020 was driven by decreased costs associated with certain post-marketing R&D commitments, offset in part by increased costs associated with our Sterile Injectables segment.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Goodwill impairment charges	$32,786	$86,000
Other intangible asset impairment charges	63,751	78,700
Property, plant and equipment impairment charges	1,248	748
Total asset impairment charges	$97,785	$165,448
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
Acquisition-related and integration items, net. Acquisition-related and integration items, net for the three months ended March 31, 2020 and 2019 primarily consist of the net expense (benefit) from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 5. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense	$136,373	$137,106
Interest income	(3,496)	(4,431)
Interest expense, net	$132,877	$132,675
The decrease in interest expense for the three months ended March 31, 2020 was primarily attributable to decreases to the London Interbank Offered Rate (LIBOR) that impacted our variable-rate debt and reductions to the amount of our indebtedness associated with the March 2019 Refinancing Transactions, partially offset by increases to the weighted average interest rate applicable to our senior notes and senior secured notes following the March 2019 Refinancing Transactions and interest expense associated with our June 2019 Revolving Credit Facility draw of $300.0 million. Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions.
Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Gain on extinguishment of debt. The gain on extinguishment of debt recognized during the three months ended March 31, 2019 relates to the March 2019 Refinancing Transactions. Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Other (income) expense, net. The components of Other (income) expense, net for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (gain) loss on sale of business and other assets	$(8,192)	$1,294
Foreign currency (gain) loss, net	(5,639)	1,716
Net loss from our investments in the equity of other companies	249	2,086
Other miscellaneous, net	(392)	(294)
Other (income) expense, net	$(13,974)	$4,802
For additional information on the components of Other (income) expense, net, refer to Note 15. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Income tax (benefit) expense. The following table displays our Income (loss) from continuing operations before income tax, Income tax (benefit) expense and Effective tax rate for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations before income tax	$21,249	$(1,709)
Income tax (benefit) expense	$(136,332)	$10,903
Effective tax rate	(641.6)%	(638.0)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The income tax benefit for the three months ended March 31, 2020 primarily relates to the discrete tax benefit arising from the CARES Act. The income tax expense for the comparable 2019 period primarily relates to a taxable gain arising from the extinguishment of debt in the March 2019 Refinancing Transactions.
We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. Although the Company has valuation allowances established against deferred tax assets in most major jurisdictions as of March 31, 2020, it is possible that there could be material reversals, particularly if certain proposed law changes were to be enacted.
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
For additional information on our income taxes, including information about the impact of the CARES Act, see Note 16. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations, net of tax, were losses of $27.7 million and $6.0 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we recorded a $30.5 million charge for mesh-related litigation. The remaining amounts during the three months ended March 31, 2020 and 2019 were primarily related to mesh-related legal defense costs and certain other items. Additionally, we recorded an income tax benefit of $5.9 million related to discontinued operations during the three months ended March 31, 2020. For additional discussion of mesh-related matters, refer to Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Refer to Note 4. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further details regarding our reportable segments and segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance), as well as reconciliations of Total consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax.
We refer to segment adjusted income from continuing operations before income tax, a financial measure not defined by U.S. GAAP, in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. For instance, we believe that this measure facilitates internal comparisons to our historical operating results and comparisons to competitors’ results. We believe this measure is useful to investors in allowing for greater transparency related to supplemental information used in our financial and operational decision-making. Further, we believe that segment adjusted income from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize segment adjusted income from continuing operations before income tax to evaluate our financial performance. Finally, segment adjusted income from continuing operations before income tax is utilized in the calculation of other financial measures not determined in accordance with U.S. GAAP that are used by the Compensation Committee of the Company’s Board in assessing the performance and compensation of substantially all of our employees, including our executive officers. Effective January 1, 2020, the Company revised its definition of segment adjusted income from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the CODM reviews segment performance. Refer to Note 4. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further details regarding this revision.
There are limitations to using financial measures such as segment adjusted income from continuing operations before income tax. Other companies in our industry may define segment adjusted income from continuing operations before income tax differently than we do. As a result, it may be difficult to use segment adjusted income from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, segment adjusted income from continuing operations before income tax is not intended to represent cash flow from operations as defined by U.S. GAAP and should not be used as an indicator of operating performance, a measure of liquidity or as alternative to net income, cash flows or any other financial measure determined in accordance with U.S. GAAP. We compensate for these limitations by providing, in Note 4. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, reconciliations of Total consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax.
Revenues, net. The following table displays our revenue by reportable segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$204,073	$203,525	—%
Sterile Injectables	336,390	270,048	25%
Generic Pharmaceuticals	251,283	218,526	15%
International Pharmaceuticals (1)	28,659	28,312	1%
Total net revenues from external customers	$820,405	$720,411	14%
__________

(1)	Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Specialty Products:
XIAFLEX®	$89,072	$68,507	30%
SUPPRELIN® LA	19,720	22,056	(11)%
Other Specialty (1)	25,505	24,403	5%
Total Specialty Products	$134,297	$114,966	17%
Established Products:
PERCOCET®	$27,703	$30,760	(10)%
EDEX®	8,568	5,971	43%
Other Established (2)	33,505	51,828	(35)%
Total Established Products	$69,776	$88,559	(21)%
Total Branded Pharmaceuticals (3)	$204,073	$203,525	—%
__________

(1)	Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.

(2)	Products included within Other Established include, but are not limited to, LIDODERM® and TESTOPEL®.

(3)
Individual products presented above represent the top two performing products in each product category for the three months ended March 31, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.

Specialty Products
The increase in XIAFLEX® for the three months ended March 31, 2020 was primarily attributable to demand growth driven by the continued investment and promotional efforts behind XIAFLEX® and increases in inventory stocking due to future access concerns during the COVID-19 pandemic, as well as price.
The decrease in SUPPRELIN® LA, a physician administered product, for the three months ended March 31, 2020 was primarily due to a reduction in physician activity and a slowing of patient office visits resulting from shelter-in-place orders, which led to decreased demand for SUPPRELIN® LA.
The increase in Other Specialty Products for the three months ended March 31, 2020 was primarily attributable to increased sales of AVEED® as a result of price and volume increases.
XIAFLEX®, SUPPRELIN® LA and certain of our Other Specialty Products are physician administered products. During the last two weeks of the first quarter of 2020, these products began to experience decreased demand due to a reduction in physician activity and a slowing of patient office visits resulting from shelter-in-place orders. We expect to see a continuation of the decline in demand for these products during the second quarter of 2020, followed by a gradual increase in volumes beginning in the second half of the year to the extent that physician and patient activities return toward pre-COVID-19 levels.
Established Products
The decrease in PERCOCET® for the three months ended March 31, 2020 was primarily attributable to volume decreases, partially offset by price increases.
The increase in EDEX® for the three months ended March 31, 2020 was primarily attributable to volume increases.
The decrease in Other Established Products for the three months ended March 31, 2020 was primarily attributable to volume decreases as a result of ongoing competitive pressures.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
VASOSTRICT®	$202,904	$139,137	46%
ADRENALIN®	56,512	47,322	19%
Ertapenem for injection	17,874	32,219	(45)%
APLISOL®	9,867	12,381	(20)%
Other Sterile Injectables (1)	49,233	38,989	26%
Total Sterile Injectables (2)	$336,390	$270,048	25%
__________

(1)	Products included within Other Sterile Injectables include ephedrine sulfate injection and others.

(2)
Individual products presented above represent the top two performing products within the Sterile Injectables segment for the three months ended March 31, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.

The increase in VASOSTRICT® for the three months ended March 31, 2020 was primarily attributable to increases in both volume and price. Beginning late in the first quarter of 2020, we experienced a significant increase in sales volumes for VASOSTRICT® resulting from increased utilization and channel inventory stocking of this product, primarily to treat patients infected with COVID-19. We expect that there will be an increase in revenues in the second quarter of 2020 compared to the first quarter, primarily due to higher utilization and channel inventory stocking. During the second half of 2020, we anticipate a period of destocking with a subsequent return toward pre-COVID-19 purchasing levels.
As of March 31, 2020, we have six patents for VASOSTRICT® listed in the Orange Book and additional patents pending with the U.S. Patent and Trademark Office. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in reductions to our market share, revenues, profitability and cash flows.
The increase in ADRENALIN® for the three months ended March 31, 2020 was primarily attributable to increases in both volume and price. Beginning late in the first quarter of 2020, we experienced a significant increase in sales volumes for ADRENALIN® resulting from increased utilization and channel inventory stocking of this product, primarily to treat patients infected with COVID-19.
The decrease in Ertapenem for injection, the authorized generic of Merck’s Invanz®, was primarily attributable to decreased volume and price as a result of increased competition.
The decrease in APLISOL® for the three months ended March 31, 2020 was primarily driven by destocking as wholesalers continued to normalize inventory levels following increased purchasing in the third quarter of 2019 subsequent to a temporary supply shortage.
The increase in Other Sterile Injectables for the three months ended March 31, 2020 was primarily driven by increased volume across multiple products within the product portfolio.
Generic Pharmaceuticals. Revenue for the Generic Pharmaceuticals segment increased during the three months ended March 31, 2020, primarily due to certain recent product launches including, among others, the fourth-quarter 2019 launch of everolimus tablets, a generic version of Novartis Pharmaceuticals Corporation’s Afinitor®, the second-quarter 2019 launch of albuterol sulfate HFA inhaler, the authorized generic of Merck’s Proventil®, and the third-quarter 2019 launch of posaconazole tablets, the authorized generic of Merck’s Noxafil®. Additionally, certain of these and other products in our Generic Pharmaceuticals segment experienced increased demand during the three months ended March 31, 2020, resulting from their utilization to treat patients infected with COVID-19 and from the impact of accelerated prescription fulfillment that we believe is a result of concerns of healthcare providers and consumers regarding their ability to access medications because of shelter-in-place and similar measures taken by governments. Partially offsetting the increase were the impacts of continued competitive pressures on certain commoditized generic products.
In the second quarter of 2020, we expect to see a decline in revenue for this segment compared to the first quarter driven by lower prescription trends following accelerated first-quarter prescription fulfillment, modified production schedules to safely maintain operations in response to COVID-19, which could result in potential temporary supply decreases and potential launch delays for certain medications in this segment, and continued competitive pressures on certain commoditized generic products.
International Pharmaceuticals. Revenue for the International Pharmaceuticals segment for the three months ended March 31, 2020 was in line with prior year.

Segment adjusted income from continuing operations before income tax. The following table displays our segment adjusted income from continuing operations before income tax by reportable segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$98,422	$95,283	3%
Sterile Injectables	$263,896	$196,183	35%
Generic Pharmaceuticals	$57,327	$50,411	14%
International Pharmaceuticals	$14,197	$12,095	17%
Branded Pharmaceuticals. The increase for the three months ended March 31, 2020 was primarily attributable to increased gross margins resulting from changes in product mix and lower R&D expense resulting from lower costs associated with certain post-marketing R&D commitments. This was partially offset by increased costs associated with our planned commercial launch of CCH for the treatment of cellulite in the buttocks, if approved by the FDA.
Sterile Injectables. The increase for the three months ended March 31, 2020 was primarily driven by increased revenues and gross margins resulting from strong performance across several products in this segment, including increases in revenues related to COVID-19, as further described above.
Generic Pharmaceuticals. The increase for the three months ended March 31, 2020 was primarily attributable to increased revenues as described above and the resulting increases to gross margin. This increase was partially offset by negative impacts to gross margin due to changes in product mix resulting from increased sales of certain lower margin authorized generic products.
International Pharmaceuticals. The increase for the three months ended March 31, 2020 was primarily attributable to increased gross margin as a result of favorable changes in product mix.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, acquisitions, contingent liabilities, debt service payments and litigation-related matters, including vaginal mesh liability payments. The Company’s working capital was $1,388.3 million at March 31, 2020 compared to working capital of $1,125.9 million at December 31, 2019. The amounts at March 31, 2020 and December 31, 2019 include restricted cash and cash equivalents of $195.7 million and $242.8 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.
Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,531.5 million at March 31, 2020 compared to $1,454.5 million at December 31, 2019. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. Although we did not experience significant disruptions to our business during the three months ended March 31, 2020 from COVID-19, we have since experienced and expect that we, and our industry as a whole, will continue to experience a greater impact going forward. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below. For information regarding the impact of COVID-19 on the Company, including on our liquidity and capital resources, please refer to “Risk Factors” in Part II, Item 1A.

To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, including additional draws on our Revolving Credit Facility or additional credit facilities, and/or engage in one or more capital markets transactions. The COVID-19 pandemic has resulted in significant disruptions to and volatility in the local, national and global financial markets and there can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing, as a result of the actual or perceived impact that financial institutions believe the pandemic will have on our business. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19.
We may also, from time to time, seek to enter into certain transactions to reduce our leverage and/or interest expense and/or to extend the maturities of our outstanding indebtedness. Such transactions could include, for example, transactions to exchange existing indebtedness for our ordinary shares or other debt (including exchanges of unsecured debt for secured debt), to issue equity (including convertible securities) or to repurchase, redeem, exchange or refinance our existing indebtedness (including the Credit Agreement) as well as our outstanding senior notes. Any of these transactions could impact our liquidity or results of operations. Our ability to obtain any third-party financing needed for such transactions is subject to the same uncertainties relating to the disruptions to and volatility in the financial markets described above. Further, the terms of any such transactions, including the amount of any exchange consideration and terms of any refinanced debt, could also be less favorable than we have been able to obtain in the past, including a requirement that we grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness), as a result of changing market conditions and investment interest from the pandemic and its impact on our business and the financial markets.
Indebtedness. The Company and/or certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of March 31, 2020, approximately $3.3 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $4.8 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at March 31, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement and the indentures governing our various notes contains certain covenants. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all such covenants.
Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 14. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional information about our indebtedness, including information about covenants, maturities, interest rates, security and priority.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B3 with a stable outlook and B with a negative outlook, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at March 31, 2020 and December 31, 2019 are below (dollars in thousands):

	March 31, 2020	December 31, 2019
Total current assets	$2,735,335	$2,586,218
Less: total current liabilities	1,346,991	1,460,289
Working capital	$1,388,344	$1,125,929
Current ratio (total current assets divided by total current liabilities)	2.0:1	1.8:1
Net working capital increased by $262.4 million from December 31, 2019 to March 31, 2020. This increase primarily reflects the favorable impact to net current assets resulting from operations during the three months ended March 31, 2020. This activity was partially offset by purchases of property, plant and equipment, excluding capitalized interest, of $19.6 million during three months ended March 31, 2020.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$62,556	$(90,583)
Investing activities	(15,963)	(16,377)
Financing activities	(14,483)	(33,771)
Effect of foreign exchange rate	(1,894)	537
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$30,216	$(140,194)
Operating activities. Net cash provided by (used in) operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees, as well as tax payments and refunds in the ordinary course of business.
The $153.1 million change in Net cash provided by (used in) operating activities during the three months ended March 31, 2020 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations. Additionally, cash paid for interest decreased by approximately $72.4 million during the three months ended March 31, 2020 as a result of the timing and amounts of interest payments related to our indebtedness.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2020 was in line with the prior year period.
Financing activities. During the three months ended March 31, 2020, Net cash used in financing activities related primarily to Repayments of term loans of $8.5 million and Payments of tax withholding for restricted shares of $4.4 million.
During the three months ended March 31, 2019, Net cash used in financing activities related primarily to Repayments of term loans of $8.5 million, Payments for contingent consideration of $4.6 million and the net effect of the March 2019 Refinancing Transactions, which resulted in Repayments of notes totaling $1,500.0 million and Payments for debt issuance and extinguishment costs of $0.2 million, partially offset by Proceeds from issuance of notes, net of $1,483.1 million.
Contractual Obligations. As of March 31, 2020, there were no material changes in our contractual obligations from those disclosed in the Annual Report.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, certain actions taken by us which may impact the availability of our products, asset impairment charges, litigation-related charges, restructuring costs including separation benefits, business combination transaction costs, the impact of financing transactions, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of business combinations. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables. The impact of COVID-19 may heighten these fluctuations in our operating results.
Additionally, the current economic crisis and rising unemployment rates resulting from COVID-19 have significantly reduced individual disposable income and depressed consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
CRITICAL ACCOUNTING ESTIMATES
Significant changes to our critical accounting estimates since December 31, 2019 are detailed below. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of the Annual Report.
Goodwill and indefinite-lived intangible assets
As further described in Note 8. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, we recorded a pre-tax, non-cash goodwill impairment charge relating to our Paladin reporting unit of $32.8 million during the first quarter of 2020. Following this impairment, there was no remaining goodwill associated with this reporting unit.

We have not made any substantial changes to our methodology used in our impairment tests since our previous assessment. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair value of our reporting units, which could result in the fair value of a reporting unit being less than its carrying amount in an impairment test.
We are closely monitoring the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material. For further information regarding the impact of COVID-19 on the Company, please refer to “Risk Factors” in Part II, Item 1A.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At March 31, 2020 and December 31, 2019, the aggregate principal amounts of such variable-rate indebtedness were $3,621.1 million and $3,629.6 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, as further described in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1, in certain cases subject to a floor. At March 31, 2020 and December 31, 2019, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $36.2 million and $36.3 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of March 31, 2020 and December 31, 2019, we had no other assets or liabilities with significant interest rate sensitivity.
Foreign Currency Exchange Rate Risk
We operate and transact business in various foreign countries and are therefore subject to risks associated with foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same-currency costs and foreign currency assets in relation to same-currency liabilities. The Company is also exposed to potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. Additionally, certain of the Company’s subsidiaries maintain their books of record in currencies other than their respective functional currencies. These subsidiaries’ financial statements are remeasured into their respective functional currencies. Such remeasurement adjustments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Refer to Note 15. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amount of Foreign currency (gain) loss, net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at March 31, 2020 and December 31, 2019. A 10% change at March 31, 2020 would have resulted in approximately $9 million in incremental foreign currency losses on such date. A 10% change at December 31, 2019 would have resulted in approximately $11 million in incremental foreign currency losses on such date.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report. There have been no material changes to our risk factors from those described in the Annual Report except as set forth below.
Widespread health problems, including the recent global coronavirus, could materially and adversely affect our business.
Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, in December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents to contain the spread of the virus. In response to these public health directives and orders, we have implemented alternative working practices and mandatory work-from-home requirements for appropriate employees, as well as social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities, and have transitioned to a “virtual” engagement model to continue supporting healthcare professionals, patient care and access to medicines. We have also suspended international and domestic travel. The effects of COVID-19, including these public health directives and orders and our policies, have had an impact on our business and may in the future materially disrupt our business, including our manufacturing and supply chain operations by significantly reducing our output, negatively impact our productivity and delay our product development programs.
The global pandemic may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other vendors and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. As a result of these disruptions and other factors, including changes in our workforce availability and increased demand for certain of our critical care products during this pandemic, our ability to meet our obligations to third-party distribution partners may be negatively impacted. As a result, we have recently delivered, and in the future we or our third-party providers may deliver, notices of the occurrence of a force majeure or similar event under certain of our third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products, including our critical care products used during a pandemic.
We have experienced, and may continue to experience, changes in customer demand as the COVID-19 pandemic evolves. The current economic crisis and rising unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use certain of our products. For example, during the last two weeks of the first quarter of 2020, we experienced decreased demand for certain products that are physician administered, including XIAFLEX® and SUPPRELIN® LA. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.

Additionally, our product development programs may be adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development, including dates scheduled for 2020, could be subject to delays beyond our control as regulators such as the FDA focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we are planning on changing the anticipated product launch of CCH for the treatment of cellulite in the buttocks, if approved, to 2021. In addition, we have assessed and expect to continue to assess the timeline for commercialization of other products.
To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, including additional draws on our Revolving Credit Facility or additional credit facilities, and/or engage in one or more capital markets transactions. The COVID-19 pandemic has resulted in significant disruptions to and volatility in the local, national and global financial markets and there can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing, as a result of the actual or perceived impact that financial institutions believe the pandemic will have on our business. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our ordinary shares.
Additionally, COVID-19 could increase the magnitude of many of the other risks described herein and in the Annual Report and have other adverse effects on our operations that we are not currently able to predict. For example, the global economic disruptions and volatility in the financial markets could further depress our ability to obtain or renew insurance on satisfactory terms or at all. Additionally, we may also be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions.
The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions (including the effects of recently announced “re-opening” plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on our ability to conduct our business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts described above will be on both our domestic and international business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.
We have been and expect to continue to be the subject of lawsuits, product liability claims, other significant legal proceedings, governmental investigations or product recalls, any of which could have a material adverse effect on our company.
Our business exposes us to significant potential risks from lawsuits, product liability claims, other significant legal proceedings, governmental investigations and/or product recalls, including, but not limited to, matters associated with the testing, manufacturing, marketing, sale and use of our products. Some plaintiffs have received substantial damage awards against or entered into significant settlements with healthcare companies based upon various legal theories, including without limitation, claims for injuries allegedly caused by the use of their products. We have been, and expect to continue to be subject to various lawsuits, product liability claims, other significant legal proceedings and governmental investigations or product recalls, any of which could have a material adverse effect on our company or cause us to take significant corporate transactions and remedial measures.

For example, we, along with other manufacturers of prescription opioid medications, as well as distributors and other sellers of such medications, are the subject of lawsuits and have received subpoenas and other requests for information from various federal, state and local government agencies regarding the sale, marketing and/or distribution of prescription opioid medications. Numerous claims against opioid manufacturers, including us, have been and may continue to be filed by or on behalf of various plaintiffs, including states, counties, cities, Native American tribes, other government-related persons or entities, hospitals, health systems, unions, health and welfare funds, other third-party payers and/or individuals. See Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 for more information. In these cases, plaintiffs have sought various remedies, including without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. In these cases, settlement demands and discussions often seek significant monetary and other remedies, and we have received some settlement offers that are on terms that we do not consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Additionally, while we have made the decision to settle some claims, there can be no assurance that settlement opportunities will continue to be available generally, or be consistent with our historic experience. We may not be able to settle all of our opioid claims successfully, and as a result, we may go to trial in certain of these cases. Awards against and settlements by us or our competitors could also incentivize parties to bring additional claims against us. In addition to the risks of direct expenditures for defense costs, settlements and/or judgments in connection with these claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Additionally, we have, and may continue to receive, claims or requests for indemnification from certain of our customers. Furthermore, we and other manufacturers of prescription opioid medications have been, and will likely continue to be, subject to negative publicity and press, which could harm our brand and the demand for our products. Certain other manufacturers of prescription opioid medications have publicly commenced, or announced their intention to commence, cases to seek the protections under Chapter 11 of the Bankruptcy Code to address the claims being asserted against such manufacturers in these opioid lawsuits.
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
In addition, in the age of social media, plaintiffs’ attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation, including using judgments and settlements obtained in litigation against us or other pharmaceutical companies as an advertising tool. For these or other reasons, any product liability or other litigation in which we are a defendant could have a larger number of plaintiffs than such actions have seen historically and we could also see an increase in the number of cases filed against us because of the increasing use of widespread and media-varied advertising. Furthermore, a ruling against other pharmaceutical companies in product liability or other litigation in which we are not a defendant could have a negative impact on pending litigation where we are a defendant.
In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or which subsequent data demonstrate may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Public concern around the abuse of opioids or other products, including without limitation law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse, and litigation could result in costs to our business” in the Annual Report for more information.

If we are found liable in any lawsuits, including product liability claims or actions related to our sales, marketing or pricing practices or the sale, marketing and/or distribution of prescription opioid medications, or if we are subject to governmental investigations or product recalls, it could result in the imposition of material damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. We may also voluntarily settle cases even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such actions. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance. As a result, we may experience significant negative impacts on our operations or financial position. To satisfy judgments or settlements, we also may need to seek financing or bonding, which may not be available on terms acceptable to us, or at all, when required, particularly given the extreme volatility in the capital markets. Judgments also could cause defaults under our debt agreements and/or restrictions on product use or business practices and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows and could be further exacerbated by the impact of COVID-19.
The occurrence or possibility of any such result may cause us to engage in a strategic review that ultimately results in us pursuing one or more significant corporate transactions or remedial measures. Any such actions or measures could include reorganization or restructuring activities, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. See the risk factor “Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties” for more information. Any of such actions may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits.
See Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of the foregoing and other material legal proceedings.
Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties.
We rely on cash from operations as well as access to the financial markets to fund our operations, maintain liquidity and meet our financial obligations. Our operations are subject to many significant risks and uncertainties described in this “Risk Factors” section and in Part I, Item 1A. “Risk Factors” in the Annual Report, including those related to generic competition and legal challenges that could impact our key products, including VASOSTRICT®, outstanding and future legal proceedings and governmental investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including one or more of the following:

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

The occurrence or possibility of any such result may cause us to engage in a strategic review that ultimately results in us pursuing one or more significant corporate transactions or remedial measures. Any such actions or measures could include reorganization or restructuring activities, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Additionally, we may need to refinance all or part of our then-existing indebtedness, reduce or delay capital expenditures or seek to raise additional capital. Any refinancing of our substantial indebtedness could be at significantly higher interest rates, which will depend on the conditions of the markets (particularly given the disruptions to and extreme volatility in the capital markets from COVID-19) and our financial condition at such time, and may require us to comply with more onerous covenants, which could further restrict our business operations. Any refinancing may also increase the amount of our secured indebtedness. In addition, the terms of existing or future debt agreements may restrict us from consummating any of these alternatives. Likewise, any reorganizations or restructuring activities, corporate realignments, asset sales or divestitures, strategic partnerships or other actions that we take may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits. COVID-19 has had a significant impact on the financial markets, which could make it more difficult to consummate any refinancing or result in in more onerous or expensive terms.
Decreases in the degree to which individuals are covered by healthcare insurance could result in decreased use of our products.
Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. Further, in addition to the fact that the Tax Cuts and Jobs Act of 2017 eliminated the Patient Protection and Affordable Care Act (PPACA)’s requirement that individuals maintain insurance or face a penalty, additional steps by the Trump Administration or other parties to limit or end cost-sharing subsidies to lower-income Americans may increase instability in the insurance marketplace and the number of uninsured Americans. These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations and lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In December 2018, the U.S. District Court for the Northern District of Texas held in Texas v. Azar that, because the provisions of the PPACA requiring certain individuals to either obtain health insurance or pay a shared responsibility payment (known as the individual mandate) are no longer permissible under the U.S. Congress’ taxing power, the entire PPACA is no longer constitutional. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit. In December 2019, the Fifth Circuit issued an opinion holding that, while the individual mandate was no longer constitutional, the case must be remanded to the district court to further evaluate whether the mandate can be severed from the PPACA or the entire PPACA must be stricken down. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the PPACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. Changes in law resulting from this ongoing lawsuit or other court challenges to the PPACA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We currently have a substantial amount of indebtedness. As of March 31, 2020, we have total debt of approximately $8.46 billion in aggregate principal amount. Our substantial indebtedness may:

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

•
increase our vulnerability to the impact of adverse economic and industry conditions, such as those resulting from the COVID-19 pandemic, which may further limit our ability to satisfy our financial obligations.

If we are unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to our ongoing and future legal proceedings and governmental investigations, decreased revenues or increased costs and expenses related to the impact of COVID-19 on our business, as well as increased pricing pressures or otherwise, we may be required to refinance all or part of our then-existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. Any refinancing of this substantial indebtedness could be at significantly higher interest rates, which will depend on the conditions of the markets (particularly given the extreme volatility in the capital markets) and our financial condition at such time. In addition, we may be able to incur substantial additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. At any time and from time to time, we may also be pursuing activities to extend our debt maturities, lower principal balances, reduce interest expense or obtain covenant flexibility. Activities could include, without limitation, one or more tender offers, exchange offers, debt-for-equity exchanges or consent solicitations. The terms of any such transactions, including the amount of any exchange consideration and terms of any refinanced debt, could potentially be negatively impacted by a downgrade of our debt ratings and could also be less favorable than we have been able to obtain in the past, including a requirement that we grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness), as a result of changing market conditions and investment interest from the pandemic and its impact on our business and the financial markets, including requiring us to incur additional secured indebtedness. We cannot predict if or when we would conduct any such activity, whether any such activities will achieve their intended results or whether any such activity could impact our financial results or be dilutive.
While interest rates have been at record low levels in recent years (most recently as a result of economic conditions resulting from the COVID-19 pandemic), this low interest rate environment likely will not continue indefinitely. At March 31, 2020, approximately $3.3 billion and $0.3 billion of principal amounts outstanding under the Term Loan Facility and the Revolving Credit Facility (each as defined in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1), respectively, bear interest at variable rates. Any future borrowings by the Company could also have variable interest rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our indebtedness and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2020.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.1	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.2	Form of Long-Term Cash Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.3	Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	Not applicable; filed herewith
10.4	Cash Contribution Bonus Agreement between Endo and Patrick Barry, dated August 1, 2019	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/S/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BRADLEY
Name:	Mark T. Bradley
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: May 7, 2020