Form 10-Q
period 2020-06-30
Endo International plc
filed 2020-08-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

The number of Ordinary shares, nominal value $0.0001 per share outstanding as of July 30, 2020 was 229,816,005.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, estimated future results of operations, estimates of future revenues, future expenses, future net income and future net income per share, as well as statements regarding future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business, including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us, and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to the business as a result of COVID-19) and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part II, Item 1A of this document, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 26, 2020 (the Annual Report) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 7, 2020 (the First Quarter 2020 Form 10-Q). These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or incorporated by reference in this document. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval. Also note that, in Part II, Item 1A of this document, in Part I, Item 1A of the Annual Report and in Part II, Item 1A of the First Quarter 2020 Form 10-Q, and as otherwise enumerated herein, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,780,087	$1,454,531
Restricted cash and cash equivalents	180,730	247,457
Accounts receivable, net	271,893	467,953
Inventories, net	330,540	327,865
Prepaid expenses and other current assets	55,813	40,845
Income taxes receivable	67,081	47,567
Total current assets	$2,686,144	$2,586,218
PROPERTY, PLANT AND EQUIPMENT, NET	489,668	504,865
OPERATING LEASE ASSETS	47,535	51,700
GOODWILL	3,560,011	3,595,184
OTHER INTANGIBLES, NET	2,281,172	2,571,267
DEFERRED INCOME TAXES	2,192	2,192
OTHER ASSETS	98,412	78,101
TOTAL ASSETS	$9,165,134	$9,389,527
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$756,364	$899,949
Current portion of legal settlement accrual	418,877	513,005
Current portion of operating lease liabilities	11,379	10,763
Current portion of long-term debt	34,150	34,150
Income taxes payable	1,641	2,422
Total current liabilities	$1,222,411	$1,460,289
DEFERRED INCOME TAXES	28,170	31,703
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,302,595	8,359,899
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	42,673	48,299
OTHER LIABILITIES	284,152	355,881
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both June 30, 2020 and December 31, 2019	45	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 229,798,823 and 226,802,609 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	8,924,694	8,904,692
Accumulated deficit	(9,411,726)	(9,552,214)
Accumulated other comprehensive loss	(227,903)	(219,090)
Total shareholders' deficit	$(714,867)	$(866,544)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,165,134	$9,389,527
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
TOTAL REVENUES, NET	$687,588	$699,727	$1,507,993	$1,420,138
COSTS AND EXPENSES:
Cost of revenues	336,096	388,208	724,895	780,117
Selling, general and administrative	173,258	152,297	340,026	303,420
Research and development	30,495	26,348	62,110	59,834
Litigation-related and other contingencies, net	(8,572)	10,315	(25,748)	10,321
Asset impairment charges	—	88,438	97,785	253,886
Acquisition-related and integration items, net	6,045	(5,507)	18,507	(43,008)
Interest expense, net	129,164	134,809	262,041	267,484
Gain on extinguishment of debt	—	—	—	(119,828)
Other (income) expense, net	(4,150)	(597)	(18,124)	4,205
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$25,252	$(94,584)	$46,501	$(96,293)
INCOME TAX EXPENSE (BENEFIT)	7,642	3,468	(128,690)	14,371
INCOME (LOSS) FROM CONTINUING OPERATIONS	$17,610	$(98,052)	$175,191	$(110,664)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(7,052)	(7,953)	(34,703)	(13,914)
NET INCOME (LOSS)	$10,558	$(106,005)	$140,488	$(124,578)
NET INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$0.08	$(0.43)	$0.77	$(0.49)
Discontinued operations	(0.03)	(0.04)	(0.16)	(0.06)
Basic	$0.05	$(0.47)	$0.61	$(0.55)
NET INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$0.08	$(0.43)	$0.75	$(0.49)
Discontinued operations	(0.03)	(0.04)	(0.15)	(0.06)
Diluted	$0.05	$(0.47)	$0.60	$(0.55)
WEIGHTED AVERAGE SHARES:
Basic	229,716	226,221	228,457	225,408
Diluted	233,681	226,221	233,348	225,408
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$10,558	$(106,005)	$140,488	$(124,578)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$5,624	$4,395	$(8,813)	$9,125
Total other comprehensive income (loss)	$5,624	$4,395	$(8,813)	$9,125
COMPREHENSIVE INCOME (LOSS)	$16,182	$(101,610)	$131,675	$(115,453)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$140,488	$(124,578)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	264,198	320,788
Share-based compensation	26,867	37,333
Amortization of debt issuance costs and discount	8,551	9,540
Deferred income taxes	(2,544)	(1,423)
Change in fair value of contingent consideration	18,507	(43,008)
Gain on extinguishment of debt	—	(119,828)
Asset impairment charges	97,785	253,886
Gain on sale of business and other assets	(14,842)	(1,168)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	192,599	34,557
Inventories	(8,719)	(29,167)
Prepaid and other assets	(15,123)	6,780
Accounts payable, accrued expenses and other liabilities	(228,861)	(266,800)
Income taxes payable/receivable, net	(112,018)	9,690
Net cash provided by operating activities	$366,888	$86,602
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding capitalized interest	(36,305)	(23,632)
Capitalized interest payments	(1,125)	(2,190)
Proceeds from sale of business and other assets, net	6,017	2,594
Other investing activities	—	912
Net cash used in investing activities	$(31,413)	$(22,316)
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,483,125
Repayments of notes	(47,218)	(1,501,788)
Repayments of term loans	(17,074)	(17,076)
Proceeds from draw of revolving debt	—	300,000
Repayments of other indebtedness	(2,393)	(6,656)
Payments for debt issuance and extinguishment costs	—	(5,100)
Payments for contingent consideration	(2,181)	(8,153)
Payments of tax withholding for restricted shares	(6,865)	(9,427)
Proceeds from exercise of options	—	4
Net cash (used in) provided by financing activities	$(75,731)	$234,929
Effect of foreign exchange rate	(915)	841
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$258,829	$300,056
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,720,388	1,476,837
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,979,217	$1,776,893
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$—	$155,995
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$67,733	$151,388
Other cash distributions for mesh legal settlements	$18,165	$11,428
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
NOTE 1. BASIS OF PRESENTATION
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
Accounts Receivable. The Company adopted Accounting Standards Codification (ASC) Topic 326, Financial Instruments-Credit Losses (ASC 326) on January 1, 2020. For further discussion of the adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of June 30, 2020” section below. Subsequent to the adoption of ASC 326, our accounts receivable balance is stated at amortized cost less an allowance for expected credit losses. In addition, our accounts receivable balance is reduced by certain sales deduction reserves where we have the right of offset with the customer. We generally do not require collateral.
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
With respect to our accounts receivable, we have no history of significant losses. Approximately 86% and 88% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation) at June 30, 2020 and December 31, 2019, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Company’s Condensed Consolidated Financial Statements at June 30, 2020 or December 31, 2019, nor were the changes to the allowance during any of the periods presented.

We do not currently expect our current or future exposures to credit losses to have a significant impact on us. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, including those related to the COVID-19 pandemic, the extent of which cannot be fully predicted.
Recent Accounting Pronouncements Adopted or Otherwise Effective as of June 30, 2020
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13, together with a series of subsequently-issued related ASUs, has been codified in ASC 326. ASC 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivable. The Company adopted ASC 326 using a modified retrospective approach with an effective date of January 1, 2020. The adoption of ASC 326 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the Company’s board of directors (the Board) resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Litigation-related and other contingencies, net	$(2,103)	$—	$28,351	$—
Loss from discontinued operations before income taxes	$(6,507)	$(7,953)	$(40,024)	$(13,914)
Income tax expense (benefit)	$545	$—	$(5,321)	$—
Discontinued operations, net of tax	$(7,052)	$(7,953)	$(34,703)	$(13,914)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $34.7 million and $13.9 million for the six months ended June 30, 2020 and 2019, respectively, and the impact of cash activity related to vaginal mesh cases. There were no material net cash flows related to Astora discontinued investing activities during the six months ended June 30, 2020 or 2019. There was no depreciation or amortization during the six months ended June 30, 2020 or 2019 related to Astora.
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
We evaluate segment performance based on segment adjusted income from continuing operations before income tax, which we define as Income (loss) from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company's operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items. Effective January 1, 2020, the Company revised its definition of segment adjusted income from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the CODM reviews segment performance. The Company believes that such costs are not indicative of business performance and that excluding them more accurately reflects each segment’s results and better enables management to compare financial results between periods. Prior period results have been adjusted to reflect this change. Specifically, for the three months ended June 30, 2019, certain legal costs of $18.6 million and $0.4 million have been excluded from our Branded Pharmaceuticals and Generic Pharmaceuticals segments, respectively, and for the six months ended June 30, 2019, certain legal costs of $34.8 million and $0.8 million have been excluded from our Branded Pharmaceuticals and Generic Pharmaceuticals segments, respectively, resulting in increases to the segment adjusted income from continuing operations before income tax for these segments. This change had no impact on our Total consolidated income (loss) from continuing operations before income tax.

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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded prescription products to treat and manage conditions in urology, urologic oncology, endocrinology, pain and orthopedics. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, LIDODERM®, EDEX® and TESTOPEL®, among others.
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ertapenem for injection (the authorized generic of Merck Sharp & Dohme Corp.’s (Merck) Invanz®) and ephedrine sulfate injection, among others.
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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues from external customers:
Branded Pharmaceuticals	$129,521	$209,013	$333,594	$412,538
Sterile Injectables	319,214	244,280	655,604	514,328
Generic Pharmaceuticals	215,879	217,784	467,162	436,310
International Pharmaceuticals (1)	22,974	28,650	51,633	56,962
Total net revenues from external customers	$687,588	$699,727	$1,507,993	$1,420,138
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$49,174	$101,535	$147,596	$196,818
Sterile Injectables	241,753	172,188	505,649	368,371
Generic Pharmaceuticals	47,394	49,722	104,721	100,133
International Pharmaceuticals	9,304	11,447	23,501	23,542
Total segment adjusted income from continuing operations before income tax	$347,625	$334,892	$781,467	$688,864
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total consolidated income (loss) from continuing operations before income tax	$25,252	$(94,584)	$46,501	$(96,293)
Interest expense, net	129,164	134,809	262,041	267,484
Corporate unallocated costs (1)	33,590	38,365	76,912	86,460
Amortization of intangible assets	104,498	140,418	221,735	286,017
Upfront and milestone payments to partners	444	1,444	2,194	2,383
Continuity and separation benefits and other cost reduction initiatives (2)	9,444	2,124	32,664	4,149
Certain litigation-related and other contingencies, net (3)	(8,572)	10,315	(25,748)	10,321
Certain legal costs (4)	18,005	18,984	33,541	35,673
Asset impairment charges (5)	—	88,438	97,785	253,886
Acquisition-related and integration items, net (6)	6,045	(5,507)	18,507	(43,008)
Gain on extinguishment of debt	—	—	—	(119,828)
Foreign currency impact related to the remeasurement of intercompany debt instruments	3,005	2,262	(4,089)	3,796
Other, net (7)	26,750	(2,176)	19,424	(2,176)
Total segment adjusted income from continuing operations before income tax	$347,625	$334,892	$781,467	$688,864
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three and six months ended June 30, 2020 include $4.1 million and $17.9 million, respectively, of costs associated with certain continuity and transitional compensation arrangements for certain senior management of the Company. Other amounts in 2020 related primarily to certain cost reduction initiatives. Such amounts included accelerated depreciation of $1.8 million and other charges of $3.6 million during the three months ended June 30, 2020 and accelerated depreciation of $8.4 million and other charges of $6.4 million during the six months ended June 30, 2020. Amounts for the three and six months ended June 30, 2019 primarily relate to employee separation costs of $0.4 million and $2.2 million, respectively, and other charges of $1.7 million and $1.9 million, respectively.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 12. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 8. Goodwill and Other Intangibles.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)The amounts during the three and six months ended June 30, 2020 primarily relate to $30.7 million of third party fees incurred in connection with the June 2020 Refinancing Transactions, which were accounted for as debt modifications. Refer to Note 11. Debt for additional information. Remaining amounts in this line primarily relate to gains on sales of businesses and other assets, as further described in Note 15. Other (Income) Expense, Net.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and six months ended June 30, 2020 and 2019, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$33,783	$74,855	$122,855	$143,362
SUPPRELIN® LA	15,395	23,714	35,115	45,770
Other Specialty (1)	19,566	25,524	45,071	49,927
Total Specialty Products	$68,744	$124,093	$203,041	$239,059
Established Products:
PERCOCET®	$27,578	$28,878	$55,281	$59,638
LIDODERM®	7,056	9,051	14,279	17,120
EDEX®	6,604	7,662	15,172	13,633
Other Established (2)	19,539	39,329	45,821	83,088
Total Established Products	$60,777	$84,920	$130,553	$173,479
Total Branded Pharmaceuticals (3)	$129,521	$209,013	$333,594	$412,538
Sterile Injectables:
VASOSTRICT®	$214,214	$116,026	$417,118	$255,163
ADRENALIN®	33,161	45,835	89,673	93,157
Ertapenem for injection	11,990	25,547	29,864	57,766
APLISOL®	6,511	15,530	16,378	27,911
Other Sterile Injectables (4)	53,338	41,342	102,571	80,331
Total Sterile Injectables (3)	$319,214	$244,280	$655,604	$514,328
Total Generic Pharmaceuticals (5)	$215,879	$217,784	$467,162	$436,310
Total International Pharmaceuticals (6)	$22,974	$28,650	$51,633	$56,962
Total revenues, net	$687,588	$699,727	$1,507,993	$1,420,138
__________
(1)Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, TESTOPEL®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.
(4)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three and six months ended June 30, 2019, colchicine tablets (the authorized generic of Takeda Pharmaceuticals U.S.A., Inc.’s (Takeda) Colcrys®), which launched in July 2018, made up 7% and 6% of consolidated total revenue, respectively. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)The International Pharmaceuticals segment, which accounted for 3% of consolidated total revenues during both the three and six months ended June 30, 2020 and 4% of consolidated total revenues during both the three and six months ended June 30, 2019, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin.
NOTE 5. FAIR VALUE MEASUREMENTS
Financial Instruments
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, equity method investments, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds pay dividends that generally reflect short-term interest rates. Due to their short-term maturity, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.

The following table presents current and noncurrent restricted cash and cash equivalent balances at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Restricted cash and cash equivalents—current portion (1)	$180,730	$247,457
Restricted cash and cash equivalents—noncurrent portion (2)	18,400	18,400
Restricted cash and cash equivalents—total (3)	$199,130	$265,857
__________
(1)These amounts are reported in our Condensed Consolidated Balance Sheets as Restricted cash and cash equivalents.
(2)These amounts are reported in our Condensed Consolidated Balance Sheets as Other assets.
(3)Approximately $175.8 million and $242.8 million of our restricted cash and cash equivalents are held in Qualified Settlement Funds (QSFs) for mesh-related matters at June 30, 2020 and December 31, 2019, respectively. The remaining restricted cash and cash equivalents primarily relates to other litigation-related matters. See Note 12. Commitments and Contingencies for further information.
Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	Fair Value Measurements at June 30, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$638,966	$—	$—	$638,966
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$9,142	$9,142
Acquisition-related contingent consideration—noncurrent	$—	$—	$32,915	$32,915

	Fair Value Measurements at December 31, 2019 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$427,033	$—	$—	$427,033
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$6,534	$6,534
Acquisition-related contingent consideration—noncurrent	$—	$—	$23,123	$23,123
At June 30, 2020 and December 31, 2019, money market funds include $40.4 million and $70.2 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 12. Commitments and Contingencies for further discussion of our product liability cases. At June 30, 2020 and December 31, 2019, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning of period	$38,939	$67,842	$29,657	$116,703
Amounts settled	(3,221)	(9,574)	(5,682)	(21,165)
Changes in fair value recorded in earnings	6,045	(5,507)	18,507	(43,008)
Effect of currency translation	294	169	(425)	400
End of period	$42,057	$52,930	$42,057	$52,930
At June 30, 2020, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 12.2%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2020 by acquisition (in thousands):

	Balance as of December 31, 2019	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of June 30, 2020
Auxilium acquisition	$13,207	$2,119	$(702)	$14,624
Lehigh Valley Technologies, Inc. acquisitions	6,800	15,600	(3,500)	18,900
Other	9,650	788	(1,905)	8,533
Total	$29,657	$18,507	$(6,107)	$42,057
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 were as follows (in thousands):

	Fair Value Measurements during the Six Months Ended June 30, 2020 (1) using:			Total Expense for the Six Months Ended June 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$24,377	$(63,751)
Certain property, plant and equipment	—	—	—	(1,248)
Total	$—	$—	$24,377	$(64,999)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)These fair value measurements were determined using risk-adjusted discount rates ranging from approximately 10.0% to 12.0% (weighted average rate of approximately 11.1%, weighted based on relative fair value). The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 8. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies utilized.

NOTE 6. INVENTORIES
Inventories consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials (1)	$114,884	$124,171
Work-in-process (1)	73,149	65,392
Finished goods (1)	142,507	138,302
Total	$330,540	$327,865
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At June 30, 2020 and December 31, 2019, $34.3 million and $29.0 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company’s Condensed Consolidated Balance Sheets included approximately $25.9 million and $17.6 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 7. LEASES
The following table presents information about the Company's right-of-use (ROU) assets and lease liabilities at June 30, 2020 and December 31, 2019 (in thousands):

	Condensed Consolidated Balance Sheets Line Items	June 30, 2020	December 31, 2019
ROU assets:
Operating lease ROU assets	Operating lease assets	$47,535	$51,700
Finance lease ROU assets	Property, plant and equipment, net	52,171	56,793
Total ROU assets		$99,706	$108,493
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,379	$10,763
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	42,673	48,299
Total operating lease liabilities		$54,052	$59,062
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$5,939	$5,672
Noncurrent finance lease liabilities	Other liabilities	28,159	31,312
Total finance lease liabilities		$34,098	$36,984

The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Condensed Consolidated Statements of Operations Line Items	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Operating lease cost	Various (1)	$3,112	$3,260	$7,104	$6,759
Finance lease cost:
Amortization of ROU assets	Various (1)	$2,311	$2,489	$4,622	$4,785
Interest on lease liabilities	Interest expense, net	$441	$485	$907	$985
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,184	$2,778	$4,842	$4,867
Sublease income	Various (1)	$(932)	$(932)	$(1,793)	$(1,896)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$2,446	$2,932	$5,774	$5,632
Selling, general and administrative	$4,179	$4,629	$8,900	$8,798
Research and development	$50	$34	$101	$85
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$7,125	$7,458
Operating cash payments for finance leases	$1,493	$942
Financing cash payments for finance leases	$2,393	$6,656
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$623
Finance leases	$—	$6,045
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the six months ended June 30, 2020 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2019	$828,818	$2,731,193	$—	$35,173	$3,595,184
Effect of currency translation	—	—	—	(2,387)	(2,387)
Goodwill impairment charges	—	—	—	(32,786)	(32,786)
Goodwill as of June 30, 2020	$828,818	$2,731,193	$—	$—	$3,560,011
The carrying amounts of goodwill at June 30, 2020 and December 31, 2019 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2019	$855,810	$—	$3,142,657	$500,417	$4,498,884
Accumulated impairment losses as of June 30, 2020	$855,810	$—	$3,142,657	$512,376	$4,510,843

Other Intangible Assets
Changes in the amount of other intangible assets for the six months ended June 30, 2020 were as follows (in thousands):

Cost basis:	Balance as of December 31, 2019	Acquisitions	Impairments	Other (1)	Effect of Currency Translation	Balance as of June 30, 2020
Indefinite-lived intangibles:
In-process research and development	$93,900	$—	$—	$—	$—	$93,900
Total indefinite-lived intangibles	$93,900	$—	$—	$—	$—	$93,900
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$457,402	$—	$(8,700)	$—	$—	$448,702
Tradenames	6,409	—	—	—	—	6,409
Developed technology (weighted average life of 11 years)	5,844,439	—	(55,051)	(104,531)	(11,310)	5,673,547
Total finite-lived intangibles (weighted average life of 11 years)	$6,308,250	$—	$(63,751)	$(104,531)	$(11,310)	$6,128,658
Total other intangibles	$6,402,150	$—	$(63,751)	$(104,531)	$(11,310)	$6,222,558

Accumulated amortization:	Balance as of December 31, 2019	Amortization	Impairments	Other (1)	Effect of Currency Translation	Balance as of June 30, 2020
Finite-lived intangibles:
Licenses	$(410,336)	$(4,295)	$—	$—	$—	$(414,631)
Tradenames	(6,409)	—	—	—	—	(6,409)
Developed technology	(3,414,138)	(217,440)	—	104,531	6,701	(3,520,346)
Total other intangibles	$(3,830,883)	$(221,735)	$—	$104,531	$6,701	$(3,941,386)
Net other intangibles	$2,571,267					$2,281,172
__________
(1)Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the three and six months ended June 30, 2020 totaled $104.5 million and $221.7 million, respectively. Amortization expense for the three and six months ended June 30, 2019 totaled $140.4 million and $286.0 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2019 is as follows (in thousands):

2020	$426,483
2021	$389,770
2022	$375,039
2023	$331,947
2024	$293,417
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
During the three and six months ended June 30, 2020 and 2019, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Goodwill impairment charges	$—	$65,108	$32,786	$151,108
Other intangible asset impairment charges	$—	$21,699	$63,751	$100,399
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
During the second quarter of the 2019, unfavorable competitive and pricing events occurred that caused us to update certain assumptions from those used in our first-quarter 2019 Generic Pharmaceuticals goodwill impairment test. We considered these events, together with the fact that this reporting unit’s carrying amount equaled its fair value immediately subsequent to the first-quarter 2019 goodwill impairment charge, as part of our qualitative assessment of goodwill triggering events for the second quarter of 2019. As a result, we concluded that it was more likely than not that the fair value of this reporting unit was below its carrying amount as of June 30, 2019 and a goodwill impairment test was required. After performing this quantitative test, we determined that this reporting unit’s carrying amount exceeded its estimated fair value. The fair value of the reporting unit was estimated using an income approach that utilized a discounted cash flow model. The discount rate utilized in this test was 10.5%. Based on the excess of this reporting unit’s carrying amount over its estimated fair value, we recorded a pre-tax non-cash goodwill impairment charge of $65.1 million during the three months ended June 30, 2019, representing the entire remaining amount of this reporting unit’s goodwill.
We are closely monitoring the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material.
NOTE 9. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At June 30, 2020, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.

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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	June 30, 2020	December 31, 2019	$ Change	% Change
Contract assets, net (1)	$12,125	$—	$12,125	NM
Contract liabilities, net (2)	$6,310	$6,592	$(282)	(4)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)At June 30, 2020, approximately $0.8 million of this contract asset amount is classified as current and is included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amount is classified as noncurrent and is included in Other assets. The net increase in contract assets during the six months ended June 30, 2020 was primarily due to the Company’s estimated consideration for the sale of certain intellectual property rights.
(2)At both June 30, 2020 and December 31, 2019, approximately $1.4 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. The decrease to contract liabilities was due to approximately $0.3 million in revenue recognized during the period.
During the six months ended June 30, 2020, we recognized revenue of $7.0 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts payable	$113,049	$101,532
Returns and allowances	217,198	206,248
Rebates	107,057	129,056
Chargebacks	2,664	1,594
Accrued interest	56,783	112,860
Accrued payroll and related benefits	61,524	79,869
Accrued royalties and other distribution partner payables	70,953	115,816
Acquisition-related contingent consideration—current	9,142	6,534
Other	117,994	146,440
Total	$756,364	$899,949

NOTE 11. DEBT
The following table presents information about the Company’s total indebtedness at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020			December 31, 2019
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	182,479	182,479	5.75%	182,479	182,479
5.375% Senior Notes due 2023	5.62%	6,127	6,091	5.62%	210,440	209,018
6.00% Senior Notes due 2023	6.28%	56,436	55,996	6.28%	1,439,840	1,426,998
5.875% Senior Secured Notes due 2024	6.14%	300,000	296,952	6.14%	300,000	296,647
6.00% Senior Notes due 2025	6.27%	21,578	21,343	6.27%	1,200,000	1,185,726
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,993,899	7.71%	1,500,000	1,482,212
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	931,960		—	—
6.00% Senior Notes due 2028	6.11%	1,260,416	1,251,275		—	—
Term Loan Facility	5.21%	3,312,550	3,288,456	6.21%	3,329,625	3,302,675
Revolving Credit Facility	2.69%	300,000	300,000	4.25%	300,000	300,000
Total long-term debt, net		$8,403,949	$8,336,745		$8,470,678	$8,394,049
Less current portion, net		34,150	34,150		34,150	34,150
Total long-term debt, less current portion, net		$8,369,799	$8,302,595		$8,436,528	$8,359,899
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at June 30, 2020. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027 and (iii) the Credit Agreement (as defined below) and related loan documents are secured on a pari passu basis by a perfected first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024 and the 7.50% Senior Secured Notes due 2027 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 9.50% Senior Secured Second Lien Notes due 2027, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $7.9 billion and $7.4 billion at June 30, 2020 and December 31, 2019, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement (as amended from time to time, the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a senior secured term loan facility in an initial principal amount of $3,415.0 million (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $696.3 million of remaining credit is available under the Revolving Credit Facility as of June 30, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
At June 30, 2020 and December 31, 2019, we were in compliance with all covenants contained in the Credit Agreement.
Senior Notes and Senior Secured Notes
The June 2020 Refinancing Transactions (as defined below) resulted in certain changes to our senior notes and senior secured notes that are further described under the heading “Debt Financing Transactions” below.

Following the June 2020 Refinancing Transactions, our various senior notes and senior secured notes mature between 2022 and 2028. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Until a date specified in each indenture (the Non-Call Period), the notes may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in each indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date. As of June 30, 2020, the Non-Call Period has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.00% Senior Notes due 2028.
•After the Non-Call Period specified in each indenture, the notes may be redeemed, in whole or in part, at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for each of our notes vary over time. The redemption prices pursuant to this clause range from 100.000% to 107.125% of principal at June 30, 2020; however, these redemption prices generally decrease to 100% of the principal amount of the applicable notes over time as the notes approach maturity pursuant to a step-down schedule set forth in each of the indentures.
•Until a date specified in each indenture, the notes may be redeemed, in part (up to 35% or 40% of the principal amount outstanding as specified in each indenture), with the net cash proceeds from specified equity offerings at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. As of June 30, 2020, this clause has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.00% Senior Notes due 2028, for which the specified redemption premiums are 107.500%, 109.500% and 106.000%, respectively.
Following the June 2020 Refinancing Transactions, the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain affirmative and negative covenants that the Company believes to be usual and customary for similar indentures. Under the senior secured notes indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. At June 30, 2020 and December 31, 2019, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes. As further described under the heading “Debt Financing Transactions” below, we have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the 6.00% Senior Notes due 2028 indenture.
There have been no other significant changes to our senior notes and senior secured notes since December 31, 2019.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the six months ended June 30, 2020 or the year ended December 31, 2019.
March 2019 Refinancing
In March 2019, the Company executed certain transactions (the March 2019 Refinancing Transactions) that included:
•entry into an amendment (the Revolving Credit Facility Amendment) to the Credit Agreement;
•issuance of $1,500.0 million of 7.50% Senior Secured Notes due 2027;
•repurchase of $1,642.2 million aggregate principal amount ($1,624.0 million aggregate carrying amount) of certain of the Company’s senior unsecured notes for $1,500.0 million in cash, excluding accrued interest (the Notes Repurchases); and
•solicitation of consents from the holders of the existing 7.25% Senior Notes due 2022 and 5.75% Senior Notes due 2022 to certain amendments to the indentures governing such notes, which eliminated substantially all of the restrictive covenants, certain events of default and other provisions contained in each such indenture.
The difference between the cash paid and the carrying amount of notes repurchased in the Notes Repurchases resulted in a $124.0 million gain. In connection with the March 2019 Refinancing Transactions, we also incurred costs and fees totaling $26.2 million, of which $4.2 million related to the Notes Repurchases, $19.1 million related to the 7.50% Senior Secured Notes due 2027 issuance and $2.9 million related to the Revolving Credit Facility Amendment. The costs incurred in connection with the Notes Repurchases were charged to expense in the first quarter of 2019 and recorded as a partial offset to the gain. The costs incurred in connection with the 7.50% Senior Secured Notes due 2027 issuance and the Revolving Credit Facility Amendment, together with previously deferred debt issuance costs associated with the Revolving Credit Facility, have been deferred to be amortized as interest expense over the terms of the respective instruments. The net gain resulting from the March 2019 Refinancing Transactions was included in the Gain on extinguishment of debt line item in the Condensed Consolidated Statements of Operations.

June 2019 Revolving Credit Facility Borrowing
In June 2019, the Company borrowed $300.0 million under the Revolving Credit Facility to be used for purposes consistent with the Company’s capital allocation priorities, including for general corporate purposes.
June 2020 Refinancing
In June 2020, the Company executed certain transactions (the June 2020 Refinancing Transactions) that included: (i) the solicitation of consents from the holders of the Old Notes (defined below) to certain amendments to the indentures governing such notes, which, pursuant to a supplemental indenture to each such indenture executed by the respective issuers and guarantors, eliminated substantially all of the restrictive covenants, certain events of default and other provisions contained in each such indenture and (ii) the exchanges (collectively, the Exchange Offers), by certain of the Company’s wholly-owned subsidiaries, of the following:
•$204.3 million aggregate principal amount of outstanding 5.375% Senior Notes due 2023, issued by Endo Finance LLC (Endo Finance) and Endo Finco Inc. (Endo Finco) (the Old 5.375% 2023 Notes);
•$1,383.4 million aggregate principal amount of outstanding 6.00% Senior Notes due 2023, co-issued by Endo Designated Activity Company (Endo DAC), Endo Finance and Endo Finco (the Old 6.00% 2023 Notes); and
•$1,178.4 million aggregate principal amount of outstanding 6.00% Senior Notes due 2025, co-issued by Endo DAC, Endo Finance and Endo Finco (the Old 6.00% 2025 Notes, and collectively with the Old 5.375% 2023 Notes and Old 6.00% 2023 Notes, the Old Notes)
for:
•$515.5 million aggregate principal amount of additional 7.50% Senior Secured Notes due 2027 issued by Par Pharmaceutical, Inc. (PPI) (the Additional 7.50% Senior Secured Notes due 2027);
•$940.6 million aggregate principal amount of new 9.50% Senior Secured Second Lien Notes due 2027 co-issued by Endo DAC, Endo Finance and Endo Finco (together with the Additional 7.50% Senior Secured Notes due 2027, the New Secured Notes);
•$1,260.4 million aggregate principal amount of new 6.00% Senior Notes due 2028 co-issued by Endo DAC, Endo Finance and Endo Finco (collectively with the Additional 7.50% Senior Secured Notes due 2027 and the 9.50% Senior Secured Second Lien Notes due 2027, the New Senior Notes); and
•$47.2 million in cash.
The New Senior Notes were issued in a private offering to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and outside the U.S. to non-U.S. persons in compliance with Regulation S under the Securities Act.
The Additional 7.50% Senior Secured Notes due 2027 are an additional issuance of our existing $1,500.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2027 issued on March 28, 2019, which we refer to collectively as the 7.50% Senior Secured Notes due 2027. The 7.50% Senior Secured Notes due 2027 are guaranteed on a senior secured basis by the Company and its subsidiaries that also guarantee the Credit Agreement (collectively, the Guarantors). The 7.50% Senior Secured Notes due 2027 are senior secured obligations of PPI and the Guarantors and are secured by the same collateral that secures the Credit Agreement and the Company’s existing senior secured notes. Interest on the Additional 7.50% Senior Secured Notes due 2027 is payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2020.
The 7.50% Senior Secured Notes due 2027 will mature on April 1, 2027; however, the indenture governing these notes generally allows for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Before April 1, 2022, the 7.50% Senior Secured Notes due 2027 may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in the indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date.
•On or after April 1, 2022, the 7.50% Senior Secured Notes due 2027 may be redeemed, in whole or in part, at redemption prices set forth in the indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for the 7.50% Senior Secured Notes due 2027 vary over time pursuant to a step-down schedule set forth in the indenture, beginning at 105.625% of the principal amount redeemed and decreasing to 100% by April 1, 2025.
•Before April 1, 2022, the 7.50% Senior Secured Notes due 2027 may be redeemed, in part (up to 35% of the principal amount outstanding) with the net cash proceeds from specified equity offerings at 107.500% of the principal amount redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The 9.50% Senior Secured Second Lien Notes due 2027 are guaranteed on a senior secured second lien basis by the Company and the Guarantors. The 9.50% Senior Secured Second Lien Notes due 2027 are senior secured second lien obligations of Endo DAC, Endo Finance, Endo Finco and the Guarantors and are secured by a second priority lien on, and on a junior basis with respect to, the same collateral that secures the Credit Agreement and the Company’s existing senior secured notes. Interest on the 9.50% Senior Secured Second Lien Notes due 2027 is payable semiannually in arrears on January 31 and July 31 of each year, beginning on January 31, 2021.

The 9.50% Senior Secured Second Lien Notes due 2027 will mature on July 31, 2027; however, the indenture governing these notes generally allows for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Before July 31, 2023, the 9.50% Senior Secured Second Lien Notes due 2027 may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in the indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date.
•On or after July 31, 2023, the 9.50% Senior Secured Second Lien Notes due 2027 may be redeemed, in whole or in part, at redemption prices set forth in the indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for the 9.50% Senior Secured Second Lien Notes due 2027 vary over time pursuant to a step-down schedule set forth in the indenture, beginning at 107.125% of the principal amount redeemed and decreasing to 100% by July 31, 2026.
•Before July 31, 2023, the 9.50% Senior Secured Second Lien Notes due 2027 may be redeemed, in part (up to 40% of the principal amount outstanding) with the net cash proceeds from specified equity offerings at 109.500% of the principal amount redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The 6.00% Senior Notes due 2028 are unsecured and effectively subordinated to all of our existing and future secured indebtedness (including the obligations under the Credit Agreement, the existing secured notes and the New Secured Notes) to the extent of the value of the collateral securing such instruments. Interest on the 6.00% Senior Notes due 2028 is payable semiannually in arrears on June 30 and December 30 of each year, beginning on December 30, 2020.
The 6.00% Senior Notes due 2028 will mature on June 30, 2028; however, the indenture governing these notes generally allows for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Before June 30, 2023, the 6.00% Senior Notes due 2028 may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in the indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date.
•On or after June 30, 2023, the 6.00% Senior Notes due 2028 may be redeemed, in whole or in part, at redemption prices set forth in the indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for the 6.00% Senior Notes due 2028 vary over time pursuant to a step-down schedule set forth in the indenture, beginning at 104.500% of the principal amount redeemed and decreasing to 100% by June 30, 2026.
•Before June 30, 2023, the 6.00% Senior Notes due 2028 may be redeemed, in part (up to 40% of the principal amount outstanding) with the net cash proceeds from specified equity offerings at 106.000% of the principal amount redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The June 2020 Refinancing Transactions were accounted for as debt modifications. Previously deferred and unamortized amounts associated with the Old Notes exchanged will be amortized over the respective terms of the New Senior Notes. In connection with the June 2020 Refinancing Transactions, we incurred fees to third parties of approximately $30.7 million, which were charged to expense in the second quarter of 2020 and included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Maturities
The following table presents, as of June 30, 2020, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2019 (in thousands):

Maturities (1)(2)
2020 (3)	$34,150
2021	$34,150
2022 (4)	$247,723
2023	$96,713
2024 (4)	$3,770,225
__________
(1)Certain amounts borrowed pursuant to the Credit Facilities will immediately mature if certain of our senior notes are not refinanced or repaid in full prior to the date that is 91 days prior to the respective stated maturity dates thereof. Accordingly, we may seek to repay or refinance certain senior notes prior to their stated maturity dates. The amounts in this maturities table do not reflect any such early repayment or refinancing; rather, they reflect stated maturity dates.
(2)With respect to the notes issued or exchanged as part of the Exchange Offers, amounts included in the table above represent maturities as of June 30, 2020 after giving effect to the Exchange Offers.
(3)With respect to the Term Loan Facility, amounts in 2020 include both payments made through June 30, 2020 and expected payments for the remainder of 2020.
(4)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at June 30, 2020, $22.8 million will mature in 2022, with the remainder maturing in 2024.

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
As of June 30, 2020, our accrual for loss contingencies totaled $418.9 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of June 30, 2020, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets.
Vaginal Mesh Matters
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
Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not in any way an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
In October 2019, the Ontario Superior Court of Justice approved a class action settlement covering unresolved claims by Canadian women implanted with an AMS vaginal mesh device. Astora funded the settlement in February 2020.

The following table presents the changes in the QSFs and mesh liability accrual balances during the six months ended June 30, 2020 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2019	$242,842	$454,031
Additional charges	—	30,454
Cash distributions to settle disputes from Qualified Settlement Funds	(67,733)	(67,733)
Cash distributions to settle disputes	—	(18,165)
Other (1)	684	(124)
Balance as of June 30, 2020	$175,793	$398,463
__________
(1)Amounts deposited in the QSFs may earn interest, which is generally used to pay administrative costs of the fund and is reflected in the table above as an increase to the QSF and Mesh Liability Accrual balances. Any interest remaining after all claims have been paid will generally be distributed to the claimants who participated in that settlement. Also included within this line are foreign currency adjustments for settlements not denominated in U.S. dollars.
Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
As of June 30, 2020, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $175.8 million of which remains in the QSFs as of June 30, 2020. We currently expect to fund the remaining payments under all previously executed settlement agreements into the QSFs during 2020. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
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
The MDL court has been remanding MDL cases to their districts of origin for further proceedings. Other cases are proceeding in various state and federal courts. The earliest trial is currently scheduled for November 2020; however, trials may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors. We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), PPI, Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC and DAVA Pharmaceuticals, LLC, and in Canada, Paladin, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of July 30, 2020, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,840 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 290 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 165 cases filed by individuals. Certain of the cases have been filed as putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids, an action filed by the City of Grand Prairie, Alberta on behalf of a proposed class of all local or municipal governments in Canada, as well as three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.

Many of the U.S. cases have been coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Ohio. Other cases are pending in various federal or state courts. The cases are at various stages in the litigation process. The first MDL trial, relating to the claims of two Ohio counties (Track One plaintiffs), was set for October 2019 but did not go forward after most defendants settled. EPI, EHSI, PPI and PPCI executed a settlement agreement with the Track One plaintiffs in September 2019 which provided for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. Under the settlement agreement, the Track One plaintiffs may be entitled to additional payments in the event of a comprehensive resolution of government-related opioid claims. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries. The earliest trial is currently scheduled for September 2020; however, trials may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors. Most cases remain at the pleading and/or discovery stage.
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
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. The statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers and seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. The action is currently set for hearing in October 2020.
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
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in Zantac and generic ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). PPI has not manufactured or sold ranitidine since 2016.
The MDL includes individual plaintiffs as well as putative classes of consumers and third party payers. The complaints assert a variety of claims, including but not limited to various products liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief.

The MDL court has issued various case management orders, including a scheduling order for briefing of defendants’ motions to dismiss and orders allowing certain discovery to commence.
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
Generic Drug Pricing Matters
Since March 2016, various private plaintiffs, state attorneys general and other governmental entities have filed cases against our subsidiary PPI and/or, in some instances, the Company, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, EPI, EHSI and/or PPCI, as well as other pharmaceutical manufacturers and, in some instances, other corporate and/or individual defendants, alleging price-fixing and other anticompetitive conduct with respect to generic pharmaceutical products. These cases, which include proposed class actions filed on behalf of direct purchasers, end-payers and indirect purchaser resellers, as well as non-class action suits, have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania. There is also a proposed class action filed in the Federal Court of Canada on behalf of a proposed class of Canadian purchasers.
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
Other Antitrust Matters
Beginning in November 2013, multiple alleged purchasers of LIDODERM® sued our subsidiary EPI and other pharmaceutical companies alleging violations of antitrust law arising out of the defendants’ settlement of certain patent infringement litigation. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law and sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. These cases were consolidated and/or coordinated in a federal MDL in the U.S. District Court for the Northern District of California. The last cases remaining in the MDL were dismissed with prejudice in September 2018, when the court approved EPI’s settlements with direct and indirect purchaser classes. Those settlement agreements provided for aggregate payments of approximately $100 million. Of this total, EPI paid approximately $60 million in 2018, $30 million in the first quarter of 2019 and $10 million in the first quarter of 2020. In September 2019, Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed a complaint against EPI and other pharmaceutical companies in the Third Judicial Circuit Court, Wayne County, Michigan, asserting claims substantially similar to those asserted in the MDL. In October 2019, certain defendants removed the case to federal court; in April 2020, the case was remanded back to state court. In June 2020, defendants filed a motion for summary disposition.

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
Beginning in June 2020, several alleged indirect purchasers filed proposed class actions against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and federal antitrust laws in connection with the settlement of certain patent litigations concerning generic versions of Xyrem (sodium oxybate). Certain of the complaints were filed in the U.S. District Court for the Northern District of Illinois while others were filed in the U.S. District Court for the Northern District of California or the U.S. District Court for the Southern District of New York. In July, plaintiffs in the Northern District of Illinois cases naming PPI voluntarily dismissed their cases and re-filed them in the Northern District of California. The complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs.

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
In April 2017, a putative class action entitled Phaedra A. Makris v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the Superior Court of Justice in Ontario, Canada by an individual shareholder on behalf of herself and similarly-situated Canadian-based investors who purchased Endo’s securities between January 11 and May 5, 2016. The statement of claim sought class certification, declaratory relief, damages, interest and costs based on alleged violations of the Ontario Securities Act arising out of alleged negligent misrepresentations concerning the Company’s revenues, profit margins and earnings per share; its receipt of a subpoena from the state of Connecticut regarding doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium and oxybutynin chloride; and the erosion of the Company’s U.S. generic pharmaceuticals business. In January 2019, plaintiff amended her statement of claim to add a claim on behalf of herself and similarly-situated Canadian investors who purchased Endo’s securities between January 11, 2016 and June 8, 2017, based on our decision to voluntarily remove reformulated OPANA® ER from the market. In April 2020, the parties reached a settlement in principle, which has been submitted for court approval. The amount of the settlement is not material to the Company and is expected to be funded by the Company’s insurers.
In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the pricing of various generic pharmaceutical products. In June 2018, the court appointed Park Employees’ and Retirement Board Employees’ Annuity Benefit Fund of Chicago lead plaintiff in the action. In September 2018, the defendants filed a motion to dismiss, which the court granted in part and denied in part in February 2020. In particular, the court granted the motion and dismissed the claims with prejudice insofar as they were based on an alleged price-fixing conspiracy; the court otherwise denied the motion to dismiss, allowing other aspects of lead plaintiff’s claims to proceed. In June 2020, the lead plaintiff moved for class certification.
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI.

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
In August 2017, our subsidiaries PPI and PSP LLC filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®. In November 2017, we filed a motion for preliminary injunction seeking various forms of relief. In March 2018, the court granted in part our motion for preliminary injunction and enjoined QuVa from marketing and releasing its planned vasopressin product through the conclusion of trial. We subsequently deposited a bond to the court’s interest-bearing account to secure the preliminary injunction. In May 2018, defendants filed a notice of appeal to the Third Circuit Court of Appeals indicating intent to appeal the court’s preliminary injunction. In February 2019, the defendants filed counterclaims for defamation, tortious interference with contract, tortious interference with prospective business relations and witness interference. The counterclaims seek actual, exemplary and punitive damages and other relief. In March 2019, we filed a motion to dismiss all of the defendants’ counterclaims. In April 2019, the Third Circuit Court of Appeals affirmed the court’s preliminary injunction but remanded for additional fact-finding concerning the duration of the preliminary injunction and, if needed, consideration of the additional trade secrets raised in our motion for preliminary injunction but not addressed by the preliminary injunction order. In September 2019, following the decision in Athenex Inc. v. Azar, No. 19-cv-00603, 2019 WL 3501811 (D.D.C. Aug. 1, 2019), which upheld the FDA’s determination that there is no clinical need for outsourcing facilities to compound drugs using bulk vasopressin, the parties submitted a proposed consent order to the district court agreeing to a lifting of the preliminary injunction against QuVa but reserving PPI and PSP LLC’s right to seek return or reduction of the bond. In January 2020, the court granted our motion to dismiss the defendants’ counterclaims and ordered the preliminary injunction lifted while the bond remains in place pending an adjudication on the merits. In March 2020, we filed a motion for partial summary judgment on the merits of PPI and PSP LLC’s breach of contract claims. That motion is pending.
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In May 2020 we reached a settlement with American Regent. In June 2020 we reached a settlement with Sandoz. As a result of settling the Sandoz case, all remaining cases are pending in the U.S. District Court for the District of Delaware. The earliest trial is presently scheduled for January 2021; however, a trial may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors.
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
NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)
During the three and six months ended June 30, 2020 and 2019, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at June 30, 2020 and December 31, 2019 consist of Foreign currency translation loss.
NOTE 14. SHAREHOLDERS' DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders' deficit for the three and six months ended June 30, 2020 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, DECEMBER 31, 2019	$45	$23	$8,904,692	$(9,552,214)	$(219,090)	$(866,544)
Net income	—	—	—	129,930	—	129,930
Other comprehensive loss	—	—	—	—	(14,437)	(14,437)
Compensation related to share-based awards	—	—	17,645	—	—	17,645
Tax withholding for restricted shares	—	—	(4,398)	—	—	(4,398)
Other	(1)	—	(12)	—	—	(13)
BALANCE, MARCH 31, 2020	$44	$23	$8,917,927	$(9,422,284)	$(233,527)	$(737,817)
Net income	—	—	—	10,558	—	10,558
Other comprehensive income	—	—	—	—	5,624	5,624
Compensation related to share-based awards	—	—	9,222	—	—	9,222
Tax withholding for restricted shares	—	—	(2,467)	—	—	(2,467)
Other	1	—	12	—	—	13
BALANCE, JUNE 30, 2020	$45	$23	$8,924,694	$(9,411,726)	$(227,903)	$(714,867)

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
Share-Based Compensation
The Company recognized share-based compensation expense of $9.2 million and $12.6 million during the three months ended June 30, 2020 and 2019, respectively, and $26.9 million and $37.3 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $40.0 million.
As of June 30, 2020, the weighted average remaining requisite service period for non-vested stock options was 0.3 years and for non-vested restricted stock units was 1.7 years.
NOTE 15. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain on sale of business and other assets (1)	$(6,650)	$(2,462)	$(14,842)	$(1,168)
Foreign currency loss (gain), net (2)	2,816	2,041	(2,823)	3,757
Net (gain) loss from our investments in the equity of other companies (3)	(13)	269	236	2,355
Other miscellaneous, net	(303)	(445)	(695)	(739)
Other (income) expense, net	$(4,150)	$(597)	$(18,124)	$4,205
__________
(1)Amounts primarily relate to the sales of various ANDAs.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.

NOTE 16. INCOME TAXES
The following table displays our Income (loss) from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income tax	$25,252	$(94,584)	$46,501	$(96,293)
Income tax expense (benefit)	$7,642	$3,468	$(128,690)	$14,371
Effective tax rate	30.3%	(3.7)%	(276.7)%	(14.9)%
The income tax expense for the three months ended June 30, 2020 primarily relates to the discrete tax adjustment related to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The income tax expense for the comparable 2019 period primarily relates to accrued interest on uncertain tax positions.
The income tax benefit for the six months ended June 30, 2020 primarily relates to the discrete tax benefit arising from the CARES Act, as discussed below. The income tax expense for the comparable 2019 period primarily relates to a taxable gain arising from the extinguishment of debt in the March 2019 Refinancing Transactions and accrued interest on uncertain tax positions.
We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India.
On March 27, 2020, the CARES Act was enacted by the U.S. government in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the six months ended June 30, 2020, the Company recorded a discrete tax benefit in continuing operations of $127.9 million as a result of the change in the NOL carryback period.
On June 3, 2020, in connection with the Internal Revenue Service's (IRS) examination of our U.S. income tax return for the fiscal year ended December 31, 2015 (2015 Return), we received an acknowledgement of facts (AoF) from the IRS related to transfer pricing positions taken by Endo U.S., Inc. and its subsidiaries (Endo U.S.). The AoF asserts that Endo U.S. overpaid for certain pharmaceutical products that it purchased from certain non-U.S. related parties and proposes a specific adjustment to our 2015 U.S. income tax return position. We believe that the terms of the subject transactions are consistent with comparable transactions for similarly situated unrelated parties, and we intend to contest the proposed adjustment. While we believe the proposed adjustment is not material to our business, financial condition, results of operations or cash flows, the IRS could seek to apply its position to subsequent tax periods and propose similar adjustments. The aggregate impact of these adjustments, if sustained, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
In connection with the IRS’s examination of the 2015 Return, we understand that the IRS intends to issue a Technical Advice Memorandum (TAM) regarding the portion of our 2015 NOL relating to our worthless stock deduction that we believe qualifies as a specified product liability loss. Based on our discussions with the IRS, we expect the views expressed in the TAM to be contrary to the positions taken on our 2015 Return. If the IRS’s position is in whole or in part sustained, we could be required to repay a portion of the $760 million tax refund we disclosed in our 2016 Annual Report on Form 10-K, exclusive of interest. This result could have a material adverse effect on our business, financial condition, results of operations and cash flows. We disagree with the IRS’s expected position in the TAM and, if necessary, intend to contest any proposed adjustment. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.

NOTE 17. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$17,610	$(98,052)	$175,191	$(110,664)
Loss from discontinued operations, net of tax	(7,052)	(7,953)	(34,703)	(13,914)
Net income (loss)	$10,558	$(106,005)	$140,488	$(124,578)
Denominator:
For basic per share data—weighted average shares	229,716	226,221	228,457	225,408
Dilutive effect of ordinary share equivalents	3,965	—	4,891	—
For diluted per share data—weighted average shares	233,681	226,221	233,348	225,408
Basic per share amounts are computed based on the weighted average number of ordinary shares outstanding during the period. Diluted per share amounts are computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations during the period, the dilutive effect of ordinary share equivalents outstanding during the period.
The dilutive effect of ordinary share equivalents is measured using the treasury stock method. Stock options and awards that have been issued but for which a grant date has not yet been established are not considered in the calculation of basic or diluted weighted average shares.
For the three months ended June 30, 2020, aggregate stock options and stock awards of 7.1 million and 6.6 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive. For the six months ended June 30, 2020, aggregate stock options and stock awards of 7.2 million and 5.9 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive. All potentially dilutive items were excluded from the diluted share calculation for the three and six months ended June 30, 2019 because their effect would have been anti-dilutive as the Company was in a loss position.
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
For example, on July 6, 2020, we announced that we had received FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. As further described below, the anticipated launch of QWO is in 2021. We have incurred and expect to continue to incur costs associated with the planned commercial launch of QWO.

Additionally, as further described below, the impact on our results of COVID-19 and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations. The extent to which COVID-19 will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our consolidated results and the results of our business segments to date may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for the remainder of 2020 or any subsequent periods. COVID-19 could also increase the degree to which our quarterly results, including the results of our business segments, fluctuate in the future. Refer to “Risk Factors” in Part II, Item 1A of this report for further details.
COVID-19 Update and Other Key Trends
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Many countries and localities announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, suspending all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place orders (subject to limited exceptions). Since then, restrictions have evolved rapidly and are likely to continue to do so. We are closely monitoring the impact of COVID-19 on all aspects of our business, the pharmaceutical industry and the economy as a whole, including how it has and will continue to impact our workforce, our customers and the patients they serve, our manufacturing and supply chain operations, our research and development (R&D) programs and regulatory approval processes and our liquidity and access to capital. In addition to our existing business continuity plans, our executive leadership team has developed and implemented a range of proactive measures to address the risks, uncertainties and operational challenges associated with COVID-19. We continue to closely monitor the rapidly evolving situation and implement plans intended to limit the impact of COVID-19 on our business so that we can continue to produce the critical care medicines that hospitals and healthcare providers need to treat patients, including those with COVID-19. Actions we have taken to date and expected key trends are further described below.
Workforce. We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce around the globe while continuing to safely produce products upon which patients and their healthcare providers rely. We have implemented alternative working practices and work-from-home requirements for appropriate employees, inclusive of our executive leadership team, and are continuing to pay full wages to our workforce. We have suspended international and domestic travel, increased our already-thorough cleaning protocols throughout our facilities and prohibited non-essential visitors from our sites. We have also implemented various social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. We have launched a hybrid approach selling model as of June 1, 2020 for our field employees, which allows virtual and/or live engagement with healthcare providers and other customers. Certain of these measures have resulted in increased and unexpected costs and, as further described below, resulted in the prioritization of certain products in our production plans.
Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic evolves. Beginning in late first-quarter 2020 and during the second quarter of 2020, we experienced an increase in sales volumes for certain of our critical care products, including VASOSTRICT®. These higher volumes resulted from significant channel inventory stocking of these products in anticipation of treating certain patients infected with COVID-19. Additionally, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX®, SUPPRELIN® LA and AVEED®, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. During the second quarter of 2020, sales volumes began to recover as certain physician offices reopened.
Manufacturing and Supply Chain Operations. As of the date of this report, our business has not experienced any material supply issues related to COVID-19 and our manufacturing facilities across the globe have continued to operate. We have taken, and plan to continue to take, commercially practical measures to keep these facilities open as they are critical to our ability to reliably supply required critical care and medically necessary products. These measures, including the implementation of social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities, as well as changes in our workforce availability have impacted our manufacturing and supply chain productivity at certain of our facilities and resulted in the prioritization of certain products, such as VASOSTRICT®, in our production plans to provide for their continued availability during and after the pandemic. We believe that our diversified manufacturing footprint, which includes a combination of Endo owned and leased facilities located in the U.S. and India, supply agreements and strong business relationships with numerous contract manufacturing organizations throughout the world, including in the U.S., Canada, Europe and India, and our proven ability to be a preferred partner of choice to large pharmaceutical companies seeking authorized generic distributors for their branded products, is a critical factor to mitigate significant risks related to manufacturing and supply chain disruption. This footprint, overseen by our global quality and supply chain teams in Ireland, combined with a skilled management team with significant experience in manufacturing and supply chain operations, has enabled us to respond quickly and effectively to the evolving COVID-19 pandemic to date.

Clinical and Development Programs. We have a number of ongoing clinical trials. We are committed to the safety of our patients, employees and others involved in these trials. We are monitoring COVID-19 closely and continue to partner with the FDA on our ongoing clinical trials, regulatory applications and other R&D activities. Based on an assessment of our R&D programs, including our clinical trials, we have developed a plan and timeline for each study in order to enhance communication with patients, sites and vendors. To date, the impacts of COVID-19 have resulted in modest delays and could continue to cause delays to certain of our clinical trials and product development and commercialization programs, including obtaining adequate patient enrollment, receiving regulatory approvals and successfully bringing product candidates to market. Additionally, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we have moved the anticipated product launch of QWO to spring 2021.
Key Trends. Throughout the first half of 2020, we, and our industry as a whole, have been impacted by COVID-19 and may experience a greater impact going forward. The most significant trends we face as a result of the COVID-19 pandemic include: (i) decreases in demand for certain of our physician administered products due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic, (ii) potential temporary decreases to the supply of certain of our products due to modified production schedules to safely maintain operations in response to COVID-19 and other factors including, without limitation, workforce availability, (iii) potential idle capacity charges based on implementation of social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities and (iv) potential delays in our ability to launch some new products due to production prioritization and economic conditions and other factors outside of our control. For further information regarding the impact of COVID-19 on the Company, please refer to “Risk Factors” in Part II, Item 1A of this report.
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
•For the full year 2020, we expect revenues from our Sterile Injectables segment to be above 2019, primarily driven by increased sales of VASOSTRICT®. Beginning in late first-quarter 2020 and during the second quarter of 2020, we experienced an increase in sales volumes for VASOSTRICT® compared to pre-COVID-19 levels resulting from significant channel inventory stocking of this product in anticipation of treating vasodilatory shock in patients infected with COVID-19. During the second half of 2020, we anticipate a period of significant channel inventory destocking with a subsequent return toward pre-COVID-19 buying patterns near the end of 2020. Additionally, we expect the increase in VASOSTRICT® in 2020 to be partially offset by decreases in certain other Sterile Injectables, primarily due to assumed competitive pressures not related to COVID-19.
•For the full year 2020, we expect a decline in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2019. Beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX®, SUPPRELIN® LA and AVEED®, began experiencing significantly decreased sales volumes as compared to pre-COVID-19 levels due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic. During the second quarter of 2020, sales volumes began to recover as certain physician offices reopened. We expect to see sales volumes continue to recover in the second half of the year to the extent that physician and patient activities continue to return toward pre-COVID-19 levels.
•For the full year 2020, we expect a decline in revenues from our Generic Pharmaceuticals segment as compared to 2019, driven primarily by continued competitive pressures on certain commoditized generic products. We expect these declines to be partially offset by sales resulting from certain 2019 and 2020 product launches.
•For the full year 2020, we expect declines in revenues from the Established Products portfolio of our Branded Pharmaceuticals segment and the International Pharmaceuticals segment as compared to 2019, primarily driven by competitive pressures impacting these product portfolios.

Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Total revenues, net	$687,588	$699,727	(2)%	$1,507,993	$1,420,138	6%
Cost of revenues	336,096	388,208	(13)%	724,895	780,117	(7)%
Gross margin	$351,492	$311,519	13%	$783,098	$640,021	22%
Gross margin percentage	51.1%	44.5%		51.9%	45.1%
Selling, general and administrative	$173,258	$152,297	14%	$340,026	$303,420	12%
Research and development	30,495	26,348	16%	62,110	59,834	4%
Litigation-related and other contingencies, net	(8,572)	10,315	NM	(25,748)	10,321	NM
Asset impairment charges	—	88,438	(100)%	97,785	253,886	(61)%
Acquisition-related and integration items, net	6,045	(5,507)	NM	18,507	(43,008)	NM
Interest expense, net	129,164	134,809	(4)%	262,041	267,484	(2)%
Gain on extinguishment of debt	—	—	NM	—	(119,828)	(100)%
Other (income) expense, net	(4,150)	(597)	NM	(18,124)	4,205	NM
Income (loss) from continuing operations before income tax	$25,252	$(94,584)	NM	$46,501	$(96,293)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decrease in revenue for the three months ended June 30, 2020 was primarily due to decreased revenues from our Branded Pharmaceuticals segment, partially offset by increased revenues from our Sterile Injectables segment. The increase in revenue for the six months ended June 30, 2020 was primarily driven by increased revenues from our Sterile Injectables and Generic Pharmaceuticals segments, partially offset by decreased revenues from our Branded Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and six months ended June 30, 2020 and 2019, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and continuity and separation benefits and other cost reduction initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets (1)	$104,498	$140,418	$221,735	$286,017
Continuity and separation benefits and other cost reduction initiatives (2)	$903	$—	$7,141	$—
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and six months ended June 30, 2020 were primarily driven by asset impairment charges and decreases in the rate of amortization expense for certain assets.
(2)Amounts primarily relate to certain accelerated depreciation charges and employee continuity and separation benefits.
The decrease in Cost of revenues for the three months ended June 30, 2020 was primarily due to decreased amortization expense, decreased revenues and favorable changes in product mix as described below, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives.
The decrease in Cost of revenues for the six months ended June 30, 2020 was primarily due to decreased amortization expense and favorable changes in product mix as described below, partially offset by increased revenues and increased expenses related to continuity and separation benefits and other cost reduction initiatives.
Gross margin percentage increased for both the three and six months ended June 30, 2020 as a result of decreases in amortization expense and favorable changes in product mix resulting primarily from increased revenues of VASOSTRICT®.

Selling, general and administrative expenses. The increase for the three months ended June 30, 2020 was primarily due to costs of $30.7 million incurred during the second quarter of 2020 associated with the June 2020 Refinancing Transactions, as further described in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1, partially offset by reduced legal costs associated with certain matters.
The increase for the six months ended June 30, 2020 was primarily due to costs of $30.7 million incurred during the second quarter of 2020 associated with the June 2020 Refinancing Transactions, a higher branded prescription drug fee, increased long-term incentive compensation costs and increased costs associated with continuity bonuses for certain senior management of the Company, partially offset by reduced legal costs associated with certain matters.
Additionally, we incurred increased costs associated with preparing for our planned commercial launch of QWO and expect such costs to continue to increase in 2020 as compared to 2019.
R&D expenses. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs and can also vary in periods in which we incur significant upfront or milestone charges related to agreements with third parties.
In recent years, our R&D efforts have focused primarily on developing a balanced, diversified portfolio of innovative and clinically differentiated product candidates. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO, which was approved by the FDA for the treatment of moderate to severe cellulite in the buttocks of adult women in July 2020. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis. We also expect to continue to focus investments in our Sterile Injectables segment, potentially including license and commercialization agreements such as our Nevakar, Inc. agreement. In addition, we are conducting an open-label Phase 1 pharmacokinetic (PK) study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype.
The increases in R&D expense for the three and six months ended June 30, 2020 were driven by increased costs associated with our Sterile Injectables segment, partially offset by decreased costs associated with certain post-marketing R&D commitments.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Goodwill impairment charges	$—	$65,108	$32,786	$151,108
Other intangible asset impairment charges	—	21,699	63,751	100,399
Property, plant and equipment impairment charges	—	1,631	1,248	2,379
Total asset impairment charges	$—	$88,438	$97,785	$253,886
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
Acquisition-related and integration items, net. Acquisition-related and integration items, net for the three and six months ended June 30, 2020 and 2019 primarily consist of the net expense (benefit) from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 5. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.

Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$129,562	$139,843	$265,935	$276,949
Interest income	(398)	(5,034)	(3,894)	(9,465)
Interest expense, net	$129,164	$134,809	$262,041	$267,484
The decreases in interest expense for the three and six months ended June 30, 2020 were primarily attributable to decreases to the London Interbank Offered Rate (LIBOR) that impacted our variable-rate debt and reductions to the amount of our indebtedness associated with the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, partially offset by increases to the weighted average interest rate applicable to our notes following the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, as well as interest expense associated with our June 2019 Revolving Credit Facility draw of $300.0 million. Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions.
Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Gain on extinguishment of debt. The amount during the six months ended June 30, 2019 relates to the March 2019 Refinancing Transactions. Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Other (income) expense, net. The components of Other (income) expense, net for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain on sale of business and other assets	$(6,650)	$(2,462)	$(14,842)	$(1,168)
Foreign currency loss (gain), net	2,816	2,041	(2,823)	3,757
Net (gain) loss from our investments in the equity of other companies	(13)	269	236	2,355
Other miscellaneous, net	(303)	(445)	(695)	(739)
Other (income) expense, net	$(4,150)	$(597)	$(18,124)	$4,205
For additional information on the components of Other (income) expense, net, refer to Note 15. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Income tax expense (benefit). The following table displays our Income (loss) from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income tax	$25,252	$(94,584)	$46,501	$(96,293)
Income tax expense (benefit)	$7,642	$3,468	$(128,690)	$14,371
Effective tax rate	30.3%	(3.7)%	(276.7)%	(14.9)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The income tax expense for the three months ended June 30, 2020 primarily relates to the discrete tax adjustment related to the CARES Act. The income tax expense for the comparable 2019 period primarily relates to accrued interest on uncertain tax positions.
The income tax benefit for the six months ended June 30, 2020 primarily relates to the discrete tax benefit arising from the CARES Act. The income tax expense for the comparable 2019 period primarily relates to a taxable gain arising from the extinguishment of debt in the March 2019 Refinancing Transactions and accrued interest on uncertain tax positions.

We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. Although the Company has valuation allowances established against deferred tax assets in most major jurisdictions as of June 30, 2020, it is possible that there could be material reversals, particularly if certain proposed law changes were to be enacted.
The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a worthless stock deduction directly attributable to product liability losses. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 16. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The IRS will likely examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities, including the Canada Revenue Agency, are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examinations. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate. An adverse outcome of these tax examinations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
For additional information on our income taxes, including information about the impact of the CARES Act, see Note 16. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The results of our discontinued operations, net of tax, were losses of $7.1 million and $8.0 million during the three months ended June 30, 2020 and 2019, respectively, and losses of $34.7 million and $13.9 million during the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, we recorded a net reduction to expense for mesh-related litigation of $2.1 million. During the six months ended June 30, 2020, we recorded a net charge for mesh-related litigation of $28.4 million. The remaining pre-tax amounts during the three and six months ended June 30, 2020 and 2019 were primarily related to mesh-related legal defense costs and certain other items. Additionally, we recorded income tax expense of $0.5 million and income tax benefit of $5.3 million related to discontinued operations during the three and six months ended June 30, 2020, respectively. For additional discussion of mesh-related matters, refer to Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Revenues, net. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$129,521	$209,013	(38)%	$333,594	$412,538	(19)%
Sterile Injectables	319,214	244,280	31%	655,604	514,328	27%
Generic Pharmaceuticals	215,879	217,784	(1)%	467,162	436,310	7%
International Pharmaceuticals (1)	22,974	28,650	(20)%	51,633	56,962	(9)%
Total net revenues from external customers	$687,588	$699,727	(2)%	$1,507,993	$1,420,138	6%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Specialty Products:
XIAFLEX®	$33,783	$74,855	(55)%	$122,855	$143,362	(14)%
SUPPRELIN® LA	15,395	23,714	(35)%	35,115	45,770	(23)%
Other Specialty (1)	19,566	25,524	(23)%	45,071	49,927	(10)%
Total Specialty Products	$68,744	$124,093	(45)%	$203,041	$239,059	(15)%
Established Products:
PERCOCET®	$27,578	$28,878	(5)%	$55,281	$59,638	(7)%
LIDODERM®	7,056	9,051	(22)%	14,279	17,120	(17)%
EDEX®	6,604	7,662	(14)%	15,172	13,633	11%
Other Established (2)	19,539	39,329	(50)%	45,821	83,088	(45)%
Total Established Products	$60,777	$84,920	(28)%	$130,553	$173,479	(25)%
Total Branded Pharmaceuticals (3)	$129,521	$209,013	(38)%	$333,594	$412,538	(19)%
__________
(1)Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, TESTOPEL®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.

Specialty Products
XIAFLEX®, SUPPRELIN® LA and certain of our Other Specialty Products are physician administered products. Beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX®, SUPPRELIN® LA and AVEED®, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. These decreased sales volumes resulted in decreased revenues for XIAFLEX®, SUPPRELIN® LA and certain of our Other Specialty Products for both the three and six months ended June 30, 2020. The decreases in XIAFLEX® revenues were partially offset by price. During the second quarter of 2020, sales volumes began to recover as certain physician offices reopened. We expect to see sales volumes continue to recover in our Specialty Products portfolio in the second half of the year to the extent that physician and patient activities continue to return toward pre-COVID-19 levels.
Established Products
The decreases in PERCOCET® revenues for the three and six months ended June 30, 2020 were primarily attributable to volume decreases, partially offset by price increases.
The decreases in LIDODERM® revenues for the three and six months ended June 30, 2020 were primarily attributable to price.
The decrease in EDEX® revenues for the three months ended June 30, 2020 was primarily attributable to decreased price, partially offset by increased volume. The increase in EDEX® revenues for the six months ended June 30, 2020 was primarily attributable to increased volume, partially offset by decreased price.
The decreases in Other Established Products revenues for the three and six months ended June 30, 2020 were primarily attributable to volume decreases as a result of ongoing competitive pressures and a temporary product supply disruption, which has been resolved.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
VASOSTRICT®	$214,214	$116,026	85%	$417,118	$255,163	63%
ADRENALIN®	33,161	45,835	(28)%	89,673	93,157	(4)%
Ertapenem for injection	11,990	25,547	(53)%	29,864	57,766	(48)%
APLISOL®	6,511	15,530	(58)%	16,378	27,911	(41)%
Other Sterile Injectables (1)	53,338	41,342	29%	102,571	80,331	28%
Total Sterile Injectables (2)	$319,214	$244,280	31%	$655,604	$514,328	27%
__________
(1)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or six months ended June 30, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.
The increases in VASOSTRICT® revenues for the three and six months ended June 30, 2020 were primarily attributable to increases in volume resulting from the impacts of COVID-19 described above, as well as price. During the second half of 2020, we anticipate a period of significant channel inventory destocking with a subsequent return toward pre-COVID-19 buying patterns near the end of 2020.
As of June 30, 2020, we have six patents for VASOSTRICT® listed in the Orange Book and additional patents pending with the U.S. Patent and Trademark Office. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in ADRENALIN® revenues for the three months ended June 30, 2020 was primarily driven by destocking, the impact of a competitive entry and changes in contract mix. The decrease in ADRENALIN® revenues for the six months ended June 30, 2020 was primarily driven by destocking and the impact of a competitive entry. The introduction of one or more additional competing versions of ADRENALIN® could result in further reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The decreases in revenues of ertapenem for injection (the authorized generic of Merck’s Invanz®) for the three and six months ended June 30, 2020 were primarily attributable to decreased volume and price as a result of increased competition.
The decreases in APLISOL® revenues for the three and six months ended June 30, 2020 were primarily driven by decreased volume resulting from competition.
The increases in Other Sterile Injectables revenues for the three and six months ended June 30, 2020 were primarily driven by increased volumes across multiple products within the product portfolio.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the three months ended June 30, 2020 was primarily attributable to decreased sales of colchicine tablets (the authorized generic of Takeda’s Colcrys®) resulting from competition, as well as competitive pressures on certain other generic products, partially offset by increased revenues from certain recent product launches. The increase in Generic Pharmaceuticals revenues for the six months ended June 30, 2020 was primarily attributable to increased revenues from certain recent product launches, partially offset by decreased sales of colchicine tablets and continued competitive pressures on certain other generic products. In the second half of 2020, we expect to see a decline in revenue for this segment compared to the first half of 2020 driven by continued competitive pressures on certain commoditized generic products.
International Pharmaceuticals. The decreases in International Pharmaceuticals revenues for the three and six months ended June 30, 2020 were primarily attributable to competitive pressures in certain international markets and the impact of certain product discontinuation activities.
Segment adjusted income from continuing operations before income tax. The following table displays our segment adjusted income from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$49,174	$101,535	(52)%	$147,596	$196,818	(25)%
Sterile Injectables	$241,753	$172,188	40%	$505,649	$368,371	37%
Generic Pharmaceuticals	$47,394	$49,722	(5)%	$104,721	$100,133	5%
International Pharmaceuticals	$9,304	$11,447	(19)%	$23,501	$23,542	—%
Branded Pharmaceuticals. The decreases for the three and six months ended June 30, 2020 were primarily attributable to decreased revenues and gross margins from physician administered products resulting from the impacts of COVID-19 as further described above. These decreases were partially offset by reduced legal costs associated with certain matters and reduced R&D expense resulting from lower costs associated with certain post-marketing R&D commitments.
Sterile Injectables. The increases for the three and six months ended June 30, 2020 were primarily driven by increased revenues and gross margins resulting from strong performance across several products in this segment, including increases in revenues related to COVID-19 as further described above.
Generic Pharmaceuticals. The decrease for the three months ended June 30, 2020 was primarily attributable to decreased revenues as further described above. The increase for the six months ended June 30, 2020 was primarily attributable to increased revenues as further described above, partially offset by negative impacts to gross margin due to changes in product mix resulting from increased sales of certain lower margin authorized generic products.
International Pharmaceuticals. The decrease for the three months ended June 30, 2020 was primarily attributable to decreased revenues as further described above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, acquisitions, contingent liabilities, debt service payments, income taxes, litigation-related matters, including vaginal mesh liability payments. The Company’s working capital was $1,463.7 million at June 30, 2020 compared to working capital of $1,125.9 million at December 31, 2019. The amounts at June 30, 2020 and December 31, 2019 include restricted cash and cash equivalents of $175.8 million and $242.8 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.

Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,780.1 million at June 30, 2020 compared to $1,454.5 million at December 31, 2019. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. Throughout the first half of 2020, we, and our industry as a whole, have been impacted by COVID-19 and may experience a greater impact going forward. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below. For information regarding the impact of COVID-19 on the Company, including on our liquidity and capital resources, please refer to “Risk Factors” in Part II, Item 1A of this report.
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
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of June 30, 2020, approximately $3.3 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $4.8 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at June 30, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement and the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain certain covenants. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all such covenants. Following the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, we have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 14. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional information about our indebtedness, including our debt refinancing transactions and information about covenants, maturities, interest rates, security and priority.

Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B3 with a stable outlook and B with a negative outlook, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at June 30, 2020 and December 31, 2019 are below (dollars in thousands):

	June 30, 2020	December 31, 2019
Total current assets	$2,686,144	$2,586,218
Less: total current liabilities	1,222,411	1,460,289
Working capital	$1,463,733	$1,125,929
Current ratio (total current assets divided by total current liabilities)	2.2:1	1.8:1
Net working capital increased by $337.8 million from December 31, 2019 to June 30, 2020. This increase primarily reflects the favorable impact to net current assets resulting from operations during the six months ended June 30, 2020. This increase was partially offset by the impact of the June 2020 Refinancing Transactions that, during six months ended June 30, 2020, resulted in the incurrence of approximately $30.7 million of fees to third parties, as well as cash expenditures of $47.2 million to settle noncurrent debt obligations. Additionally, working capital decreased as a result of purchases of property, plant and equipment, excluding capitalized interest, of $36.3 million during six months ended June 30, 2020.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$366,888	$86,602
Investing activities	(31,413)	(22,316)
Financing activities	(75,731)	234,929
Effect of foreign exchange rate	(915)	841
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$258,829	$300,056
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
The $280.3 million increase in Net cash provided by operating activities during the six months ended June 30, 2020 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations. Beginning in late first-quarter 2020 and during the second quarter of 2020, we experienced an increase in sales volumes for VASOSTRICT® compared to pre-COVID-19 levels resulting from significant channel inventory stocking in anticipation of treating certain patients infected with COVID-19. During the second half of 2020, we anticipate a period of significant channel inventory destocking for VASOSTRICT®. This destocking, together with certain other factors, is expected to result in a decrease to Net cash provided by operating activities in the second half of 2020 as compared to the first half of 2020.
Investing activities. The $9.1 million increase in Net cash used in investing activities during the six months ended June 30, 2020 compared to the prior year period was primarily due to an increase in Purchases of property, plant and equipment, excluding capitalized interest of $12.7 million, partially offset by an increase in Proceeds from sale of business and other assets, net of $3.4 million.
Financing activities. During the six months ended June 30, 2020, Net cash used in financing activities related primarily to Repayments of notes of $47.2 million associated with the June 2020 Refinancing Transactions, Repayments of term loans of $17.1 million and Payments of tax withholding for restricted shares of $6.9 million.
During the six months ended June 30, 2019, Net cash provided by financing activities related primarily to the $300.0 million June 2019 borrowing under the Revolving Credit Facility. The proceeds from this transaction were offset by Repayments of term loans of $17.1 million, Payments for contingent consideration of $8.2 million, Payments of tax withholding for restricted shares of $9.4 million, Repayments of other indebtedness of $6.7 million and the net effect of the March 2019 Refinancing Transactions, which resulted in Repayments of notes totaling $1,500.0 million and Payments for debt issuance and extinguishment costs of $5.1 million, partially offset by Proceeds from issuance of notes, net of $1,483.1 million.

Contractual Obligations. As of June 30, 2020, there were no material changes in our contractual obligations from those disclosed in the Annual Report except for those related to the financing transactions described in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
We are closely monitoring the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material. For further information regarding the impact of COVID-19 on the Company, please refer to “Risk Factors” in Part II, Item 1A of this report.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At June 30, 2020 and December 31, 2019, the aggregate principal amounts of such variable-rate indebtedness were $3,612.6 million and $3,629.6 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At June 30, 2020 and December 31, 2019, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $36.1 million and $36.3 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of June 30, 2020 and December 31, 2019, we had no other assets or liabilities with significant interest rate sensitivity.

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
All assets and liabilities of our international subsidiaries, which maintain their financial statements in local currency, are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Refer to Note 15. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency loss (gain), net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at June 30, 2020 and December 31, 2019. A 10% change at June 30, 2020 would have resulted in approximately $10 million in incremental foreign currency losses on such date. A 10% change at December 31, 2019 would have resulted in approximately $11 million in incremental foreign currency losses on such date.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The disclosures under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report and in Part II, Item 1A. “Risk Factors” of our First Quarter 2020 Form 10-Q. There have been no material changes to our risk factors from those described in the Annual Report and our First Quarter 2020 Form 10-Q, except as set forth below.
Widespread health problems, including the recent global coronavirus, could materially and adversely affect our business.
Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, the COVID-19 pandemic has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents to contain the spread of the virus. In response to these public health directives and orders, we have implemented alternative working practices and work-from-home requirements for appropriate employees, as well as social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. We have launched a hybrid approach selling model as of June 1, 2020 for our field employees, which allows virtual and/or live engagement with healthcare providers and other customers. We have also suspended international and domestic travel. The effects of COVID-19, including these public health directives and orders and our policies, have had an impact on our business and may in the future materially disrupt our business (including our manufacturing and supply chain operations by significantly reducing our output), negatively impact our productivity and delay our product development programs.
The global pandemic may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Due to these disruptions and other factors, including changes in our workforce availability and increased demand for certain of our critical care products during this pandemic, our ability to meet our obligations to third-party distribution partners may be negatively impacted. As a result, we have delivered, and in the future we or our third-party providers may deliver, notices of the occurrence of a force majeure or similar event under certain of our third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products, including our critical care products used during a pandemic.
We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic evolves. The current economic crisis and rising unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use certain of our products. For example, during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX®, SUPPRELIN® LA and AVEED®, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.

Additionally, our product development programs have been, and may continue to be, adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development, including dates scheduled for 2020, could be subject to delays beyond our control as regulators, such as the FDA, focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we have moved the anticipated product launch of QWO to spring 2021. In addition, we have assessed, and expect to continue to assess, the timeline for commercialization of other products.
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
The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions (including the effects of recent “re-opening” actions and plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on our ability to conduct our business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts described above will be on both our domestic and international business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
4.1
First Supplemental Indenture, dated as of June 16, 2020, among Par Pharmaceutical, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of March 28, 2019, among Par Pharmaceutical, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.500% Senior Secured Notes due 2027
		001-36326	Current Report on Form 8-K	June 16, 2020
4.2
Indenture, dated as of June 16, 2020, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 9.500% Senior Secured Second Lien Notes due 2027 (including Form of 9.500% Senior Secured Second Lien Notes due 2027)
		001-36326	Current Report on Form 8-K	June 16, 2020
4.3
Indenture, dated as of June 16, 2020, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.000% Senior Notes due 2028 (including Form of 6.000% Senior Notes due 2028)
		001-36326	Current Report on Form 8-K	June 16, 2020
4.4
Supplemental Indenture, dated as of May 28, 2020, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of July 9, 2015, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.000% Senior Notes due 2023
		001-36326	Current Report on Form 8-K	June 16, 2020
4.5
Supplemental Indenture, dated as of May 28, 2020, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of January 27, 2015, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.000% Senior Notes due 2025
		001-36326	Current Report on Form 8-K	June 16, 2020
10.1	Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Current Report on Form 8-K	June 11, 2020
10.2
Collateral Trust Agreement, dated as of April 27, 2017, by and among Endo International plc, certain subsidiaries of Endo International plc as borrowers, Par Pharmaceutical, Inc., certain other grantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent, Wells Fargo Bank, National Association, as trustee, and Wilmington Trust, National Association, as collateral trustee
		001-36326	Current Report on Form 8-K	June 16, 2020
10.3
Second Lien Collateral Trust Agreement, dated as of June 16, 2020, by and among Endo International plc, certain subsidiaries of Endo International plc as borrowers, Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., certain other grantors party thereto, JPMorgan Chase Bank, N.A, as administrative agent, Wells Fargo Bank, National Association, as trustee, and Wilmington Trust, National Association, as collateral trustee
		001-36326	Current Report on Form 8-K	June 16, 2020
10.4
Intercreditor Agreement, dated as of June 16, 2020, by and among Wilmington Trust, National Association, as first priority representative, Wilmington Trust, National Association, as second priority representative, and certain grantors party thereto
		001-36326	Current Report on Form 8-K	June 16, 2020
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

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
Date: August 6, 2020