Form 10-Q
period 2020-09-30
Endo International plc
filed 2020-11-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

The number of Ordinary shares, nominal value $0.0001 per share outstanding as of October 30, 2020 was 230,292,329.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, any future financial results, future cost savings and future litigation relating to the Offer, the Merger (each, as defined below) and the ability to successfully complete such transactions, future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us), and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties inherent in the Offer and the Merger, including, among other things, regarding how many of BioSpecifics’ (as defined below) stockholders will tender their shares in the Offer, the possibility that competing offers will be made, the ability to obtain requisite regulatory approvals relating to the acquisition, the ability to satisfy the conditions to the closing of the Offer and the Merger, the expected timing of the Offer and the Merger, the risk of litigation relating to the transaction, including resulting expense or delay, difficulties or unanticipated expenses in connection with integrating BioSpecifics’ operations into the Company’s and the possibility that anticipated synergies and other benefits of the transaction will not be realized in the amounts anticipated within the expected timeframe or at all, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to our business as a result of COVID-19) and the other risks and uncertainties more fully described in our annual, quarterly and other reports that we file with the Securities and Exchange Commission (SEC), including this report. These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval. Also note that, in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020 (the Annual Report); in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 7, 2020 (the First Quarter 2020 Form 10-Q) and this report; and as otherwise enumerated herein or therein, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,679,738	$1,454,531
Restricted cash and cash equivalents	162,648	247,457
Accounts receivable, net	473,368	467,953
Inventories, net	354,903	327,865
Prepaid expenses and other current assets	66,206	40,845
Income taxes receivable	65,957	47,567
Total current assets	$2,802,820	$2,586,218
PROPERTY, PLANT AND EQUIPMENT, NET	487,691	504,865
OPERATING LEASE ASSETS	38,927	51,700
GOODWILL	3,560,011	3,595,184
OTHER INTANGIBLES, NET	2,178,862	2,571,267
DEFERRED INCOME TAXES	2,192	2,192
OTHER ASSETS	94,740	78,101
TOTAL ASSETS	$9,165,243	$9,389,527
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$868,404	$899,949
Current portion of legal settlement accrual	374,754	513,005
Current portion of operating lease liabilities	11,449	10,763
Current portion of long-term debt	34,150	34,150
Income taxes payable	2,241	2,422
Total current liabilities	$1,290,998	$1,460,289
DEFERRED INCOME TAXES	26,930	31,703
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,286,351	8,359,899
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	40,222	48,299
OTHER LIABILITIES	303,224	355,881
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both September 30, 2020 and December 31, 2019	47	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 230,288,796 and 226,802,609 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	8,930,209	8,904,692
Accumulated deficit	(9,487,613)	(9,552,214)
Accumulated other comprehensive loss	(225,148)	(219,090)
Total shareholders' deficit	$(782,482)	$(866,544)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,165,243	$9,389,527
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
TOTAL REVENUES, NET	$634,860	$729,426	$2,142,853	$2,149,564
COSTS AND EXPENSES:
Cost of revenues	348,077	389,165	1,072,972	1,169,282
Selling, general and administrative	182,259	168,329	522,285	471,749
Research and development	32,055	36,519	94,165	96,353
Litigation-related and other contingencies, net	1,810	(14,414)	(23,938)	(4,093)
Asset impairment charges	8,412	4,766	106,197	258,652
Acquisition-related and integration items, net	(1,407)	16,025	17,100	(26,983)
Interest expense, net	135,648	136,903	397,689	404,387
Gain on extinguishment of debt	—	—	—	(119,828)
Other (income) expense, net	(7,194)	16,203	(25,318)	20,408
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(64,800)	$(24,070)	$(18,299)	$(120,363)
INCOME TAX EXPENSE (BENEFIT)	4,174	17,361	(124,516)	31,732
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(68,974)	$(41,431)	$106,217	$(152,095)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(6,913)	(37,984)	(41,616)	(51,898)
NET (LOSS) INCOME	$(75,887)	$(79,415)	$64,601	$(203,993)
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(0.30)	$(0.18)	$0.46	$(0.67)
Discontinued operations	(0.03)	(0.17)	(0.18)	(0.23)
Basic	$(0.33)	$(0.35)	$0.28	$(0.90)
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(0.30)	$(0.18)	$0.46	$(0.67)
Discontinued operations	(0.03)	(0.17)	(0.18)	(0.23)
Diluted	$(0.33)	$(0.35)	$0.28	$(0.90)
WEIGHTED AVERAGE SHARES:
Basic	230,040	226,598	228,985	225,804
Diluted	230,040	226,598	233,379	225,804
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(75,887)	$(79,415)	$64,601	$(203,993)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$2,755	$(2,515)	$(6,058)	$6,610
Total other comprehensive income (loss)	$2,755	$(2,515)	$(6,058)	$6,610
COMPREHENSIVE (LOSS) INCOME	$(73,132)	$(81,930)	$58,543	$(197,383)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$64,601	$(203,993)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	391,463	468,409
Share-based compensation	33,452	48,909
Amortization of debt issuance costs and discount	12,058	13,799
Deferred income taxes	(4,147)	(2,452)
Change in fair value of contingent consideration	17,100	(26,983)
Gain on extinguishment of debt	—	(119,828)
Asset impairment charges	106,197	258,652
Gain on sale of business and other assets	(16,730)	(3,101)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(8,631)	58,630
Inventories	(33,062)	(32,761)
Prepaid and other assets	(18,455)	15,577
Accounts payable, accrued expenses and other liabilities	(147,176)	(378,547)
Income taxes payable/receivable, net	(107,227)	22,933
Net cash provided by operating activities	$289,443	$119,244
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding capitalized interest	(52,692)	(47,812)
Capitalized interest payments	(1,915)	(3,207)
Product acquisition costs and license fees	(2,000)	—
Proceeds from sale of business and other assets, net	6,377	4,780
Other investing activities	—	912
Net cash used in investing activities	$(50,230)	$(45,327)

	Nine Months Ended September 30,
	2020	2019
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,483,125
Repayments of notes	(57,649)	(1,501,788)
Repayments of term loans	(25,612)	(25,614)
Proceeds from draw of revolving debt	—	300,000
Repayments of other indebtedness	(3,626)	(7,826)
Payments for debt issuance and extinguishment costs	—	(6,414)
Payments for contingent consideration	(3,535)	(11,846)
Payments of tax withholding for restricted shares	(7,935)	(10,077)
Proceeds from exercise of options	—	4
Net cash (used in) provided by financing activities	$(98,357)	$219,564
Effect of foreign exchange rate	(458)	780
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$140,398	$294,261
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,720,388	1,476,837
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,860,786	$1,771,098
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$—	$185,745
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$107,225	$266,958
Other cash distributions for mesh legal settlements	$26,559	$13,334
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
NOTE 1. BASIS OF PRESENTATION
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in the Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates that affect the amounts and disclosures in the Condensed Consolidated Financial Statements, including the notes thereto, and elsewhere in this report. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Actual results may differ significantly from our estimates, including as a result of COVID-19.
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
Accounts Receivable. The Company adopted Accounting Standards Codification (ASC) Topic 326, Financial Instruments-Credit Losses (ASC 326) on January 1, 2020. For further discussion of the adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of September 30, 2020” section below. Subsequent to the adoption of ASC 326, our accounts receivable balance is stated at amortized cost less an allowance for expected credit losses. In addition, our accounts receivable balance is reduced by certain sales deduction reserves where we have the right of offset with the customer. We generally do not require collateral.
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
With respect to our accounts receivable, we have no history of significant losses. Approximately 90% and 88% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation) at September 30, 2020 and December 31, 2019, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Company’s Condensed Consolidated Financial Statements at September 30, 2020 or December 31, 2019, nor were the changes to the allowance during any of the periods presented.

We do not currently expect our current or future exposures to credit losses to have a significant impact on us. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, including those related to the COVID-19 pandemic, the extent of which cannot be fully predicted.
Recent Accounting Pronouncements Adopted or Otherwise Effective as of September 30, 2020
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13, together with a series of subsequently-issued related ASUs, has been codified in ASC 326. ASC 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivable. The Company adopted ASC 326 using a modified retrospective approach with an effective date of January 1, 2020. The adoption of ASC 326 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the Company’s board of directors (the Board) resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Litigation-related and other contingencies, net	$—	$30,000	$28,351	$30,400
Loss from discontinued operations before income taxes	$(7,134)	$(37,984)	$(47,158)	$(51,898)
Income tax benefit	$(221)	$—	$(5,542)	$—
Discontinued operations, net of tax	$(6,913)	$(37,984)	$(41,616)	$(51,898)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $41.6 million and $51.9 million for the nine months ended September 30, 2020 and 2019, respectively, and the impact of cash activity related to vaginal mesh cases. There were no material net cash flows related to Astora discontinued investing activities during the nine months ended September 30, 2020 or 2019. There was no depreciation or amortization during the nine months ended September 30, 2020 or 2019 related to Astora.
NOTE 4. RESTRUCTURING
Restructuring charges related to nonretirement postemployment benefits that fall under Accounting Standards Codification Topic 712, Compensation—Nonretirement Postemployment Benefits (ASC 712) are recognized when the severance liability is determined to be probable of being paid and reasonably estimable. One-time benefits related to restructurings, if any, are recognized in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations (ASC 420) when the programs are approved, the affected employees are identified, the terms of the arrangement are established, it is determined changes to the plan are unlikely to occur and the arrangements are communicated to employees. Other restructuring costs are generally expensed as incurred.
Set forth below are disclosures relating to restructuring initiatives that resulted in material expenses or cash expenditures during the three- or nine-month periods ended September 30, 2020 and 2019 or had material restructuring liabilities at either September 30, 2020 or December 31, 2019.
2020 Restructuring Initiative
On November 5, 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency (the 2020 Restructuring Initiative). These actions are expected to generate significant cost savings that will be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions include the following:
•Optimizing the Company’s generic retail business cost structure by exiting manufacturing sites in Irvine, California and Chestnut Ridge, New York, as well as active pharmaceutical ingredient manufacturing and bioequivalence study sites in India. The sites will be exited in a phased approach that is expected to be completed in the second half of 2022. Certain products currently manufactured at the Irvine and Chestnut Ridge sites are expected to be transferred to other internal and external sites within the Company’s manufacturing network.

•Improving operating flexibility and reducing general and administrative costs by transferring certain transaction processing activities to third-party global business process service providers.
•Increasing organizational effectiveness by further integrating the Company’s commercial, operations and research and development functions, respectively, to support the Company’s key strategic priorities.
As a result of the 2020 Restructuring Initiative, the Company’s global workforce is expected to be reduced by approximately 560 net full-time positions. The Company expects to realize annualized pre-tax cash savings (without giving effect to the costs described below) of approximately $85 million to $95 million by the first half of 2023, primarily related to reductions in Cost of revenues of approximately $65 million to $70 million and other expenses, including Selling, general and administrative and Research and development expenses, of approximately $20 million to $25 million.
As a result of the 2020 Restructuring Initiative, the Company expects to incur total pre-tax restructuring-related expenses of approximately $163 million to $183 million, of which approximately $125 million to $140 million relates to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs. These estimated restructuring charges consist of accelerated depreciation charges of approximately $56 million to $66 million, asset impairment charges of approximately $7 million, employee separation, continuity and other benefit-related costs of approximately $85 million to $90 million and certain other restructuring costs of approximately $15 million to $20 million. Cash outlays associated with the 2020 Restructuring Initiative are expected to be approximately $100 million to $110 million and consist primarily of employee separation, continuity and other benefit-related costs and certain other restructuring costs. The Company anticipates these actions will be substantially completed by the end of 2022, with substantially all cash payments made by then.
As a result of the 2020 Restructuring Initiative, the Company incurred the following pre-tax net charges during the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Accelerated depreciation charges	$6,291	$14,676
Asset impairment charges	7,391	7,391
Employee separation, continuity and other benefit-related costs (1)	53,647	53,647
Total	$67,329	$75,714
__________
(1)As of September 30, 2020, all employee-related costs have been recognized in accordance with ASC 712.
During the three and nine months ended September 30, 2020, these pre-tax net charges were primarily attributable to our Generic Pharmaceuticals segment, including $57.8 million and $66.2 million during the three and nine months ended September 30, 2020, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of September 30, 2020, cumulative amounts incurred to date include accelerated depreciation charges of approximately $14.7 million, asset impairment charges related to identifiable intangible assets and certain operating lease assets of approximately $7.4 million and employee separation, continuity and other benefit-related costs of approximately $53.6 million. Of these amounts, approximately $66.2 million were attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
During the three and nine months ended September 30, 2020, the pre-tax net charges related to the 2020 Restructuring Initiative were included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cost of revenues	$36,172	$42,198
Selling, general and administrative	20,185	22,130
Research and development	3,581	3,995
Asset impairment charges	7,391	7,391
Total	$67,329	$75,714

Changes to the liability for the 2020 Restructuring Initiative during the nine months ended September 30, 2020 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Total
Liability balance as of December 31, 2019	$—	$—
Net charges	53,647	53,647
Liability balance as of September 30, 2020	$53,647	$53,647
Of the liability at September 30, 2020, $29.5 million is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
NOTE 5. SEGMENT RESULTS
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
We evaluate segment performance based on Segment adjusted income (loss) from continuing operations before income tax, which we define as Loss from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company's operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items. Effective January 1, 2020, the Company revised its definition of Segment adjusted income (loss) from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the CODM reviews segment performance. The Company believes that such costs are not indicative of business performance and that excluding them more accurately reflects each segment’s results and better enables management to compare financial results between periods. Prior period results have been adjusted to reflect this change. Specifically, for the three months ended September 30, 2019, certain legal costs of $14.4 million and $0.1 million have been excluded from our Branded Pharmaceuticals and Generic Pharmaceuticals segments, respectively, and for the nine months ended September 30, 2019, certain legal costs of $49.3 million and $1.0 million have been excluded from our Branded Pharmaceuticals and Generic Pharmaceuticals segments, respectively, resulting in increases to the Segment adjusted income (loss) from continuing operations before income tax for these segments. This change had no impact on our Total consolidated loss from continuing operations before income tax.
Certain of the corporate expenses incurred by the Company are not directly attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of the Company’s segments. The Company’s Total segment adjusted income (loss) from continuing operations before income tax is equal to the combined results of each of its segments.
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded prescription products to treat and manage conditions in urology, urologic oncology, endocrinology, pain and orthopedics. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, TESTOPEL®, EDEX® and LIDODERM®, among others.
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ertapenem for injection (the authorized generic of Merck Sharp & Dohme Corp.’s (Merck) Invanz®) and ephedrine sulfate injection, among others.
Generic Pharmaceuticals
Our Generic Pharmaceuticals segment consists of a product portfolio including solid oral extended-release, solid oral immediate-release, liquids, semi-solids, patches, powders, ophthalmics and sprays and includes products in the pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others.

International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin Labs Inc. (Paladin). The key products of this segment serve various therapeutic areas, including attention deficit hyperactivity disorder, pain, women’s health and oncology.
The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues from external customers:
Branded Pharmaceuticals	$223,682	$217,313	$557,276	$629,851
Sterile Injectables	251,393	263,635	906,997	777,963
Generic Pharmaceuticals	135,508	218,012	602,670	654,322
International Pharmaceuticals (1)	24,277	30,466	75,910	87,428
Total net revenues from external customers	$634,860	$729,426	$2,142,853	$2,149,564
Segment adjusted income (loss) from continuing operations before income tax:
Branded Pharmaceuticals	$120,368	$105,864	$267,964	$302,682
Sterile Injectables	190,498	197,974	696,147	566,345
Generic Pharmaceuticals	(13,428)	29,569	91,293	129,702
International Pharmaceuticals	10,679	11,511	34,180	35,053
Total segment adjusted income (loss) from continuing operations before income tax	$308,117	$344,918	$1,089,584	$1,033,782
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total consolidated loss from continuing operations before income tax	$(64,800)	$(24,070)	$(18,299)	$(120,363)
Interest expense, net	135,648	136,903	397,689	404,387
Corporate unallocated costs (1)	39,976	37,891	116,888	124,351
Amortization of intangible assets	104,066	131,932	325,801	417,949
Upfront and milestone payments to partners	275	1,672	2,469	4,055
Continuity and separation benefits and other cost reduction initiatives (2)	67,692	11,023	100,356	15,172
Certain litigation-related and other contingencies, net (3)	1,810	(14,414)	(23,938)	(4,093)
Certain legal costs (4)	18,343	14,556	51,884	50,229
Asset impairment charges (5)	8,412	4,766	106,197	258,652
Acquisition-related and integration items, net (6)	(1,407)	16,025	17,100	(26,983)
Gain on extinguishment of debt	—	—	—	(119,828)
Foreign currency impact related to the remeasurement of intercompany debt instruments	1,663	(922)	(2,426)	2,874
Other, net (7)	(3,561)	29,556	15,863	27,380
Total segment adjusted income (loss) from continuing operations before income tax	$308,117	$344,918	$1,089,584	$1,033,782
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Included within this line are costs associated with certain continuity and transitional compensation arrangements for certain senior management of the Company, including $4.3 million and $22.2 million during the three and nine months ended September 30, 2020, respectively, and $6.7 million during both the three and nine months ended September 30, 2019. Other amounts primarily relate to the 2020 Restructuring Initiative and certain other cost reduction initiatives, including employee separation, continuity and other benefit-related costs of $53.6 million, accelerated depreciation of $6.3 million and miscellaneous charges of $3.4 million during the three months ended September 30, 2020; employee separation, continuity and other benefit-related costs of $53.6 million, accelerated depreciation of $14.7 million and miscellaneous charges of $9.8 million during the nine months ended September 30, 2020; miscellaneous charges of $4.3 million during the three months ended September 30, 2019; and employee separation, continuity and other benefit-related costs of $2.2 million and miscellaneous charges of $6.3 million during the nine months ended September 30, 2019. Refer to Note 4. Restructuring for further discussion of the 2020 Restructuring Initiative.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 13. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets and operating lease right-of-use assets as further described in Note 9. Goodwill and Other Intangibles and Note 8. Leases, respectively.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)The amount during the nine months ended September 30, 2020 includes $31.1 million of third-party fees incurred in connection with the June 2020 Refinancing Transactions, which were accounted for as debt modifications. Refer to Note 12. Debt for additional information. Amounts during the three and nine months ended September 30, 2019 include $17.5 million for contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment and $14.1 million for a premium associated with an extended reporting period endorsement on an expiring insurance program. Remaining amounts in this line primarily relate to gains on sales of businesses and other assets, as further described in Note 16. Other (Income) Expense, Net.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and nine months ended September 30, 2020 and 2019, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$88,167	$82,756	$211,022	$226,118
SUPPRELIN® LA	28,229	20,772	63,344	66,542
Other Specialty (1)	23,724	28,470	68,795	78,397
Total Specialty Products	$140,120	$131,998	$343,161	$371,057
Established Products:
PERCOCET®	$27,508	$28,561	$82,789	$88,199
TESTOPEL®	18,068	13,236	26,877	40,830
Other Established (2)	37,986	43,518	104,449	129,765
Total Established Products	$83,562	$85,315	$214,115	$258,794
Total Branded Pharmaceuticals (3)	$223,682	$217,313	$557,276	$629,851
Sterile Injectables:
VASOSTRICT®	$155,412	$129,691	$572,530	$384,854
ADRENALIN®	30,662	40,311	120,335	133,468
Ertapenem for injection	16,784	21,853	46,648	79,619
APLISOL®	9,443	28,085	25,821	55,996
Other Sterile Injectables (4)	39,092	43,695	141,663	124,026
Total Sterile Injectables (3)	$251,393	$263,635	$906,997	$777,963
Total Generic Pharmaceuticals (5)	$135,508	$218,012	$602,670	$654,322
Total International Pharmaceuticals (6)	$24,277	$30,466	$75,910	$87,428
Total revenues, net	$634,860	$729,426	$2,142,853	$2,149,564
__________
(1)Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.
(4)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three and nine months ended September 30, 2019, colchicine tablets (the authorized generic of Takeda Pharmaceuticals U.S.A., Inc.’s (Takeda) Colcrys®), which launched in July 2018, made up 7% and 6% of consolidated total revenues, respectively. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)The International Pharmaceuticals segment, which accounted for less than 5% of consolidated total revenues for each of the periods presented, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin.
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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at September 30, 2020 and December 31, 2019 (in thousands):

	Condensed Consolidated Balance Sheets Line Items	September 30, 2020	December 31, 2019
Restricted cash and cash equivalents—current	Restricted cash and cash equivalents	$162,648	$247,457
Restricted cash and cash equivalents—noncurrent	Other assets	18,400	18,400
Total restricted cash and cash equivalents		$181,048	$265,857
The restricted cash and cash equivalents amounts primarily relate to litigation-related matters, including approximately $136.3 million and $242.8 million held in Qualified Settlement Funds (QSFs) for mesh-related matters at September 30, 2020 and December 31, 2019, respectively. See Note 13. Commitments and Contingencies for further information about mesh-related and other litigation-related matters. Additionally, at September 30, 2020, approximately $25.0 million of restricted cash and cash equivalents related to certain insurance-related matters.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Fair Value Measurements at September 30, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$628,875	$—	$—	$628,875
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$9,665	$9,665
Acquisition-related contingent consideration—noncurrent	$—	$—	$28,044	$28,044

	Fair Value Measurements at December 31, 2019 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$427,033	$—	$—	$427,033
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$6,534	$6,534
Acquisition-related contingent consideration—noncurrent	$—	$—	$23,123	$23,123

At September 30, 2020 and December 31, 2019, money market funds include $30.2 million and $70.2 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 13. Commitments and Contingencies for further discussion of our product liability cases. At September 30, 2020 and December 31, 2019, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning of period	$42,057	$52,930	$29,657	$116,703
Amounts settled	(3,103)	(9,376)	(8,785)	(30,541)
Changes in fair value recorded in earnings	(1,407)	16,025	17,100	(26,983)
Effect of currency translation	162	(85)	(263)	315
End of period	$37,709	$59,494	$37,709	$59,494
At September 30, 2020, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 11.8%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2020 by acquisition (in thousands):

	Balance as of December 31, 2019	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of September 30, 2020
Auxilium acquisition	$13,207	$4,223	$(1,644)	$15,786
Lehigh Valley Technologies, Inc. acquisitions	6,800	11,950	(5,250)	13,500
Other	9,650	927	(2,154)	8,423
Total	$29,657	$17,100	$(9,048)	$37,709
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020 were as follows (in thousands):

	Fair Value Measurements during the Nine Months Ended September 30, 2020 (1) using:			Total Expense for the Nine Months Ended September 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$24,377	$(65,771)
Certain property, plant and equipment	—	—	—	(1,248)
Operating lease right-of-use assets	—	—	—	(6,392)
Total	$—	$—	$24,377	$(73,411)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)These fair value measurements were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 12.2%, weighted based on relative fair value). The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 9. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies utilized.

NOTE 7. INVENTORIES
Inventories consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials (1)	$108,961	$124,171
Work-in-process (1)	75,913	65,392
Finished goods (1)	170,029	138,302
Total	$354,903	$327,865
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At September 30, 2020 and December 31, 2019, $34.6 million and $29.0 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company’s Condensed Consolidated Balance Sheets included approximately $39.0 million and $17.6 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 8. LEASES
The following table presents information about the Company's right-of-use (ROU) assets and lease liabilities at September 30, 2020 and December 31, 2019 (in thousands):

	Condensed Consolidated Balance Sheets Line Items	September 30, 2020	December 31, 2019
ROU assets:
Operating lease ROU assets	Operating lease assets	$38,927	$51,700
Finance lease ROU assets	Property, plant and equipment, net	49,860	56,793
Total ROU assets		$88,787	$108,493
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,449	$10,763
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	40,222	48,299
Total operating lease liabilities		$51,671	$59,062
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$6,081	$5,672
Noncurrent finance lease liabilities	Other liabilities	26,617	31,312
Total finance lease liabilities		$32,698	$36,984

The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Condensed Consolidated Statements of Operations Line Items	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Operating lease cost	Various (1)	$3,339	$3,510	$10,443	$10,269
Finance lease cost:
Amortization of ROU assets	Various (1)	$2,311	$2,311	$6,933	$7,096
Interest on lease liabilities	Interest expense, net	$416	$271	$1,323	$1,256
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,601	$2,318	$7,443	$7,185
Operating lease ROU asset impairment charges	Asset impairment charges	$6,392	$—	$6,392	$—
Sublease income	Various (1)	$(1,077)	$(932)	$(2,870)	$(2,828)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$2,815	$2,793	$8,589	$8,425
Selling, general and administrative	$4,309	$4,347	$13,209	$13,145
Research and development	$50	$67	$151	$152
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$10,819	$11,200
Operating cash payments for finance leases	$1,982	$1,535
Financing cash payments for finance leases	$3,626	$7,826
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$623
Finance leases	$—	$5,901
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the nine months ended September 30, 2020 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2019	$828,818	$2,731,193	$—	$35,173	$3,595,184
Effect of currency translation	—	—	—	(2,387)	(2,387)
Goodwill impairment charges	—	—	—	(32,786)	(32,786)
Goodwill as of September 30, 2020	$828,818	$2,731,193	$—	$—	$3,560,011

The carrying amounts of goodwill at September 30, 2020 and December 31, 2019 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2019	$855,810	$—	$3,142,657	$500,417	$4,498,884
Accumulated impairment losses as of September 30, 2020	$855,810	$—	$3,142,657	$522,184	$4,520,651
Other Intangible Assets
Changes in the amount of other intangible assets for the nine months ended September 30, 2020 were as follows (in thousands):

Cost basis:	Balance as of December 31, 2019	Acquisitions	Impairments	Other (1)	Effect of Currency Translation	Balance as of September 30, 2020
Indefinite-lived intangibles:
In-process research and development	$93,900	$—	$—	$(90,900)	$—	$3,000
Total indefinite-lived intangibles	$93,900	$—	$—	$(90,900)	$—	$3,000
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$457,402	$—	$(8,700)	$—	$—	$448,702
Tradenames	6,409	—	—	—	—	6,409
Developed technology (weighted average life of 11 years)	5,844,439	—	(57,071)	(15,428)	(6,633)	5,765,307
Total finite-lived intangibles (weighted average life of 11 years)	$6,308,250	$—	$(65,771)	$(15,428)	$(6,633)	$6,220,418
Total other intangibles	$6,402,150	$—	$(65,771)	$(106,328)	$(6,633)	$6,223,418

Accumulated amortization:	Balance as of December 31, 2019	Amortization	Impairments	Other (1)	Effect of Currency Translation	Balance as of September 30, 2020
Finite-lived intangibles:
Licenses	$(410,336)	$(6,162)	$—	$—	$—	$(416,498)
Tradenames	(6,409)	—	—	—	—	(6,409)
Developed technology	(3,414,138)	(319,639)	—	108,328	3,800	(3,621,649)
Total other intangibles	$(3,830,883)	$(325,801)	$—	$108,328	$3,800	$(4,044,556)
Net other intangibles	$2,571,267					$2,178,862
__________
(1)Amounts include reclassification adjustments of $90.9 million from In-process research and development to Developed technology for certain assets that were placed in service during the nine months ended September 30, 2020. The remaining amounts primarily relate to the removal of certain fully amortized Developed technology intangible assets.
Amortization expense for the three and nine months ended September 30, 2020 totaled $104.1 million and $325.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2019 totaled $131.9 million and $417.9 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2019 is as follows (in thousands):

2020	$428,828
2021	$394,331
2022	$379,640
2023	$336,465
2024	$298,198

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
During the three and nine months ended September 30, 2020 and 2019, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Goodwill impairment charges	$—	$—	$32,786	$151,108
Other intangible asset impairment charges	$2,020	$4,261	$65,771	$104,660
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

NOTE 10. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At September 30, 2020, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	September 30, 2020	December 31, 2019	$ Change	% Change
Contract assets, net (1)	$13,625	$—	$13,625	NM
Contract liabilities, net (2)	$7,725	$6,592	$1,133	17%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)At September 30, 2020, approximately $2.6 million of this contract asset amount is classified as current and is included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amount is classified as noncurrent and is included in Other assets. The net increase in contract assets during the nine months ended September 30, 2020 was primarily due to the Company’s estimated consideration for the sale of certain intellectual property rights.
(2)At September 30, 2020 and December 31, 2019, approximately $2.9 million and $1.4 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. The increase in contract liabilities during the nine months ended September 30, 2020 was primarily due to a new agreement entered into during the nine months ended September 30, 2020, partially offset by approximately $0.4 million in revenue recognized during the period.
During the nine months ended September 30, 2020, we recognized revenue of $14.0 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts payable	$104,621	$101,532
Returns and allowances	205,962	206,248
Rebates	119,265	129,056
Chargebacks	2,589	1,594
Accrued interest	135,199	112,860
Accrued payroll and related benefits	112,256	79,869
Accrued royalties and other distribution partner payables	61,355	115,816
Acquisition-related contingent consideration—current	9,665	6,534
Other	117,492	146,440
Total	$868,404	$899,949

NOTE 12. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020			December 31, 2019
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	172,048	172,048	5.75%	182,479	182,479
5.375% Senior Notes due 2023	5.62%	6,127	6,095	5.62%	210,440	209,018
6.00% Senior Notes due 2023	6.28%	56,436	56,029	6.28%	1,439,840	1,426,998
5.875% Senior Secured Notes due 2024	6.14%	300,000	297,109	6.14%	300,000	296,647
6.00% Senior Notes due 2025	6.27%	21,578	21,354	6.27%	1,200,000	1,185,726
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,994,514	7.71%	1,500,000	1,482,212
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	932,175		—	—
6.00% Senior Notes due 2028	6.11%	1,260,416	1,251,498		—	—
Term Loan Facility	5.21%	3,304,013	3,281,385	6.21%	3,329,625	3,302,675
Revolving Credit Facility	2.69%	300,000	300,000	4.25%	300,000	300,000
Total long-term debt, net		$8,384,981	$8,320,501		$8,470,678	$8,394,049
Less current portion, net		34,150	34,150		34,150	34,150
Total long-term debt, less current portion, net		$8,350,831	$8,286,351		$8,436,528	$8,359,899
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at September 30, 2020. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027 and (iii) the Credit Agreement (as defined below) and related loan documents are secured on a pari passu basis by a perfected first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024 and the 7.50% Senior Secured Notes due 2027 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 9.50% Senior Secured Second Lien Notes due 2027, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $8.1 billion and $7.4 billion at September 30, 2020 and December 31, 2019, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement (as amended from time to time, the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a senior secured term loan facility in an initial principal amount of $3,415.0 million (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $696.2 million of remaining credit is available under the Revolving Credit Facility as of September 30, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
At September 30, 2020 and December 31, 2019, we were in compliance with all covenants contained in the Credit Agreement.
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

Following the June 2020 Refinancing Transactions, our various senior notes and senior secured notes mature between 2022 and 2028. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Until a date specified in each indenture (the Non-Call Period), the notes may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in each indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date. As of September 30, 2020, the Non-Call Period has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.00% Senior Notes due 2028.
•After the Non-Call Period specified in each indenture, the notes may be redeemed, in whole or in part, at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for each of our notes vary over time. The redemption prices pursuant to this clause range from 100.000% to 107.125% of principal at September 30, 2020; however, these redemption prices generally decrease to 100% of the principal amount of the applicable notes over time as the notes approach maturity pursuant to a step-down schedule set forth in each of the indentures.
•Until a date specified in each indenture, the notes may be redeemed, in part (up to 35% or 40% of the principal amount outstanding as specified in each indenture), with the net cash proceeds from specified equity offerings at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. As of September 30, 2020, this clause has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.00% Senior Notes due 2028, for which the specified redemption premiums are 107.500%, 109.500% and 106.000%, respectively.
Following the June 2020 Refinancing Transactions, the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain affirmative and negative covenants that the Company believes to be customary for similar indentures. Under the senior secured notes indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. At September 30, 2020 and December 31, 2019, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes. As further described under the heading “Debt Financing Transactions” below, we have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the 6.00% Senior Notes due 2028 indenture.
There have been no other significant changes to our senior notes and senior secured notes since December 31, 2019.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the nine months ended September 30, 2020 or the year ended December 31, 2019.
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
The June 2020 Refinancing Transactions were accounted for as debt modifications. Previously deferred and unamortized amounts associated with the Old Notes exchanged will be amortized over the respective terms of the New Senior Notes. In connection with the June 2020 Refinancing Transactions, we incurred fees to third parties of approximately $31.1 million, which were charged to expense and included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
August 2020 Tender Offer
In August 2020, Endo Finance repurchased and retired approximately $10 million aggregate principal of 5.75% Senior Notes due 2022 pursuant to a tender offer (the August 2020 Tender Offer).
Maturities
The following table presents, as of September 30, 2020, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2019 (in thousands):

Maturities (1)(2)
2020 (3)	$34,150
2021	$34,150
2022 (4)	$237,292
2023	$96,713
2024 (4)	$3,770,225
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
(2)With respect to the notes impacted by the Exchange Offers and the August 2020 Tender Offer, amounts included in the table above represent maturities as of September 30, 2020 after giving effect to such transactions.

(3)With respect to the Term Loan Facility, amounts in 2020 include both payments made through September 30, 2020 and expected payments for the remainder of 2020.
(4)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at September 30, 2020, $22.8 million will mature in 2022, with the remainder maturing in 2024.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Investigations
We and certain of our subsidiaries are involved in various claims, legal proceedings and internal and governmental investigations (collectively, proceedings) arising from time to time, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection, tax and commercial matters. While we cannot predict the outcome of these proceedings and we intend to vigorously prosecute or defend our position as appropriate, there can be no assurance that we will be successful or obtain any requested relief. An adverse outcome in any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are subject to a number of matters that are not being disclosed herein because, in the opinion of our management, these matters are immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows.
We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts that we expect or that coverage will otherwise be available. See the risk factor “We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities” in the Annual Report for more information.
As of September 30, 2020, our accrual for loss contingencies totaled $374.8 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of September 30, 2020, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets.
Vaginal Mesh Matters
Since 2008, we and certain of our subsidiaries, including American Medical Systems Holdings, Inc. (AMS) (subsequently converted to Astora Women’s Health Holding LLC and merged into Astora Women’s Health LLC and referred to herein as AMS and/or Astora), have been named as defendants in multiple lawsuits in various state and federal courts in the U.S., Canada, Australia and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). We have not sold such products since March 2016. Plaintiffs claim a variety of personal injuries, including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.
Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 71,000 filed and unfiled U.S. mesh claims as of September 30, 2020. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
In October 2019, the Ontario Superior Court of Justice approved a class action settlement covering unresolved claims by Canadian women implanted with an AMS vaginal mesh device. Astora funded the settlement in February 2020.

The following table presents the changes in the QSFs and mesh liability accrual balances during the nine months ended September 30, 2020 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2019	$242,842	$454,031
Additional charges	—	30,454
Cash distributions to settle disputes from Qualified Settlement Funds	(107,225)	(107,225)
Cash distributions to settle disputes	—	(26,559)
Other (1)	726	616
Balance as of September 30, 2020	$136,343	$351,317
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
As of September 30, 2020, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $136.3 million of which remains in the QSFs as of September 30, 2020. We currently expect to fund substantially all of the remaining payments under all previously executed settlement agreements into the QSFs during 2020 and 2021. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
We were contacted in October 2012 regarding a civil investigation initiated by various U.S. state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, we received a subpoena relating to this investigation from the state of California, and we subsequently received additional subpoenas from California and other states. We are cooperating with the investigations.
We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. The earliest trial is currently scheduled for February 2021; however, the timing of trials is uncertain due to the impact of COVID-19 and other factors.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), PPI, Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of October 30, 2020, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,870 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 295 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 175 cases filed by individuals. Certain of the cases have been filed as putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids, an action filed by the City of Grand Prairie, Alberta on behalf of a proposed class of all local or municipal governments in Canada, as well as three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.

Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. Other cases are pending in various federal or state courts. The cases are at various stages in the litigation process. The first MDL trial, relating to the claims of two Ohio counties (Track One plaintiffs), was set for October 2019 but did not go forward after most defendants settled. EPI, EHSI, PPI and PPCI executed a settlement agreement with the Track One plaintiffs in September 2019 which provided for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. Under the settlement agreement, the Track One plaintiffs may be entitled to additional payments in the event of a comprehensive resolution of government-related opioid claims. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries. The earliest trial is currently scheduled for 2021; however, trials may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors. Most cases remain at the pleading and/or discovery stage.
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
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. The statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers and seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. The action is currently set for hearing in January 2021.
In addition to the lawsuits and administrative matters described above, the Company and/or its subsidiaries have received certain subpoenas, civil investigative demands (CIDs) and informal requests for information concerning the sale, marketing and/or distribution of prescription opioid medications, including the following:
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
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in Zantac® and generic ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). PPI and its subsidiaries have not manufactured or sold ranitidine since 2016.
The MDL includes individual plaintiffs as well as putative classes of consumers and third-party payers. The complaints assert a variety of claims, including but not limited to various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief.

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
The various complaints and amended complaints generally assert claims under federal and/or state antitrust law, state consumer protection statutes and/or state common law, and seek damages, treble damages, civil penalties, disgorgement, declaratory and injunctive relief, costs and attorneys’ fees. Some claims are based on alleged product-specific conspiracies and other claims allege broader, multiple-product conspiracies. Under these overarching conspiracy theories, plaintiffs generally seek to hold all alleged participants in a particular conspiracy jointly and severally liable for all harms caused by the alleged conspiracy, not just harms related to the products manufactured and/or sold by a particular defendant.
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
In December 2014, our subsidiary PPI received from the Antitrust Division of the U.S. Department of Justice (DOJ) a federal grand jury subpoena issued by the U.S. District Court for the Eastern District of Pennsylvania addressed to “Par Pharmaceuticals.” The subpoena requested documents and information focused primarily on product and pricing information relating to the authorized generic version of Lanoxin® (digoxin) oral tablets and generic doxycycline products, and on communications with competitors and others regarding those products. We are cooperating with the investigation.
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

Other Antitrust Matters
Beginning in November 2013, multiple alleged purchasers of LIDODERM® sued our subsidiary EPI and other pharmaceutical companies alleging violations of antitrust law arising out of the defendants’ settlement of certain patent infringement litigation. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law and sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. These cases were consolidated and/or coordinated in a federal MDL in the U.S. District Court for the Northern District of California. The last cases remaining in the MDL were dismissed with prejudice in September 2018, when the court approved EPI’s settlements with direct and indirect purchaser classes. Those settlement agreements provided for aggregate payments of approximately $100 million. Of this total, EPI paid approximately $60 million in 2018, $30 million in the first quarter of 2019 and $10 million in the first quarter of 2020. In September 2019, Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed a complaint against EPI and other pharmaceutical companies in the Third Judicial Circuit Court, Wayne County, Michigan, asserting claims substantially similar to those asserted in the MDL. In October 2019, certain defendants removed the case to federal court; in April 2020, the case was remanded back to state court. In June 2020, defendants filed a motion for summary disposition, which was granted in part and denied in part in October 2020.
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued our subsidiaries EHSI and EPI and other pharmaceutical companies including Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired, alleging violations of antitrust law arising out of an agreement reached by EPI and Impax to settle certain patent infringement litigation and EPI’s introduction of reformulated OPANA® ER. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In March 2019, direct and indirect purchaser plaintiffs filed motions for class certification, which remain pending. In April 2020, defendants filed motions for summary judgment, which remain pending.
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
Beginning in February 2018, several alleged indirect purchasers filed proposed class actions against our subsidiary PPI and other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Zetia® (ezetimibe). The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law and sought injunctive relief, damages, treble damages, attorneys’ fees and costs. In June 2018, these and other related cases, including proposed direct purchaser class actions in which PPI was not named as a defendant, were consolidated and/or coordinated for pretrial proceedings in a federal MDL in the U.S. District Court for the Eastern District of Virginia. In September 2018, the indirect purchaser plaintiffs dismissed their claims against PPI without prejudice. In June and July 2019, the MDL court granted the direct purchaser plaintiffs and certain retailer plaintiffs leave to file amended complaints adding PPI as a defendant. In July 2019, PPI entered into settlement agreements with both the direct purchaser plaintiffs and the retailer plaintiffs. In September 2020, United Health Care Services, Inc. (UHC) filed a separate complaint against various defendants, including PPI; this complaint was also transferred to the MDL for pretrial proceedings. In October 2020, PPI entered into a settlement agreement with UHC. The direct purchaser settlement was subject to court approval, which was granted in March 2020. The various settlement agreements were solely by way of compromise and settlement, were not in any way an admission of liability or fault and involved no monetary payment.

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
Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In October 2019, the defendants filed various motions to dismiss and, in the alternative, moved to transfer the litigation to the U.S. District Court for the District of Delaware. In August 2020, the Southern District of New York granted the motion to transfer without ruling on the motions to dismiss. The cases are now pending in the District of Delaware.
Beginning in June 2020, several alleged indirect purchasers filed proposed class actions against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and federal antitrust laws in connection with the settlement of certain patent litigations concerning generic versions of Xyrem® (sodium oxybate). Certain complaints were filed in the U.S. District Court for the Northern District of Illinois; others were filed in the U.S. District Court for the Northern District of California or the U.S. District Court for the Southern District of New York. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In July 2020, certain plaintiffs who had filed in the Northern District of Illinois voluntarily dismissed their cases and re-filed them in the Northern District of California. In August 2020, a plaintiff petitioned the Judicial Panel on Multidistrict Litigation (the JPML) to consolidate all related actions in the Southern District of New York. In October 2020, the actions filed in the Northern District of California were stayed pending a decision by the JPML.
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
In April 2017, a putative class action entitled Phaedra A. Makris v. Endo International plc, Rajiv Kanishka Liyanaarchchie de Silva and Suketu P. Upadhyay was filed in the Superior Court of Justice in Ontario, Canada by an individual shareholder on behalf of herself and similarly-situated Canadian-based investors who purchased Endo’s securities between January 11 and May 5, 2016. The statement of claim sought class certification, declaratory relief, damages, interest and costs based on alleged violations of the Ontario Securities Act arising out of alleged negligent misrepresentations concerning the Company’s revenues, profit margins and earnings per share; its receipt of a subpoena from the state of Connecticut regarding doxycycline hyclate, amitriptyline hydrochloride, doxazosin mesylate, methotrexate sodium and oxybutynin chloride; and the erosion of the Company’s U.S. generic pharmaceuticals business. In January 2019, plaintiff amended her statement of claim to add a claim on behalf of herself and similarly-situated Canadian investors who purchased Endo’s securities between January 11, 2016 and June 8, 2017, based on our decision to voluntarily remove reformulated OPANA® ER from the market. In June 2020, the parties entered into a settlement agreement resolving the case. The court approved the settlement in October 2020. The amount of the settlement is not material to the Company and has been funded by the Company’s insurers.
In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the pricing of various generic pharmaceutical products. In June 2018, the court appointed Park Employees’ and Retirement Board Employees’ Annuity Benefit Fund of Chicago lead plaintiff in the action. In September 2018, the defendants filed a motion to dismiss, which the court granted in part and denied in part in February 2020. In particular, the court granted the motion and dismissed the claims with prejudice insofar as they were based on an alleged price-fixing conspiracy; the court otherwise denied the motion to dismiss, allowing other aspects of lead plaintiff’s claims to proceed. In June 2020, the lead plaintiff moved for class certification; that motion remains pending.
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action.
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

VASOSTRICT® Related Matters
In July 2016, Fresenius Kabi USA, LLC (Fresenius) sued our subsidiaries PPCI and PSP LLC in the U.S. District Court for the District of New Jersey alleging an anticompetitive scheme to exclude competition for PPCI’s VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In particular, Fresenius alleged violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that our subsidiaries entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that, as a result, Fresenius could not obtain vasopressin API in order to file an Abbreviated New Drug Application (ANDA) to obtain U.S. Food and Drug Administration (FDA) approval for its own vasopressin product. Fresenius sought actual, treble and punitive damages, attorneys’ fees and costs and injunctive relief. In February 2020, the court granted our subsidiaries’ motion for summary judgment on all claims and denied Fresenius’s cross-motion for partial summary judgment. Fresenius has appealed to the U.S. Court of Appeals for the Third Circuit; the appeal remains pending.
In August 2017, our subsidiaries PPI and PSP LLC filed a complaint for actual, exemplary and punitive damages, injunctive relief and other relief against QuVa Pharma, Inc. (QuVa), Stuart Hinchen, Peter Jenkins and Mike Rutkowski in the U.S. District Court for the District of New Jersey. The complaint alleges misappropriation in violation of the federal Defend Trade Secrets Act, New Jersey’s Trade Secrets Act and New Jersey common law, as well as unfair competition, breach of contract, breach of fiduciary duty, breach of the duty of loyalty, tortious interference with contractual relations and breach of the duty of confidence in connection with VASOSTRICT®. In November 2017, we filed a motion for preliminary injunction seeking various forms of relief. In March 2018, the court granted in part our motion for preliminary injunction and enjoined QuVa from marketing and releasing its planned vasopressin product through the conclusion of trial. We subsequently deposited a bond to the court’s interest-bearing account to secure the preliminary injunction. In May 2018, defendants filed a notice of appeal to the Third Circuit Court of Appeals indicating intent to appeal the court’s preliminary injunction. In February 2019, the defendants filed counterclaims for defamation, tortious interference with contract, tortious interference with prospective business relations and witness interference. The counterclaims seek actual, exemplary and punitive damages and other relief. In March 2019, we filed a motion to dismiss all of the defendants’ counterclaims. In April 2019, the Third Circuit Court of Appeals affirmed the court’s preliminary injunction but remanded for additional fact-finding concerning the duration of the preliminary injunction and, if needed, consideration of the additional trade secrets raised in our motion for preliminary injunction but not addressed by the preliminary injunction order. In September 2019, following the decision in Athenex Inc. v. Azar, No. 19-cv-00603, 2019 WL 3501811 (D.D.C. Aug. 1, 2019), which upheld the FDA’s determination that there is no clinical need for outsourcing facilities to compound drugs using bulk vasopressin, the parties submitted a proposed consent order to the district court agreeing to a lifting of the preliminary injunction against QuVa but reserving PPI and PSP LLC’s right to seek return or reduction of the bond. In January 2020, the court granted our motion to dismiss the defendants’ counterclaims and ordered the preliminary injunction lifted while the bond remains in place pending an adjudication on the merits. In March 2020, we filed a motion for partial summary judgment on the merits of PPI and PSP LLC’s breach of contract claims. That motion was denied in October 2020.
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In May 2020 we reached a settlement with American Regent. In June 2020 we reached a settlement with Sandoz. In August 2020, we reached a settlement with Amphastar Pharmaceuticals and in September 2020, we reached a settlement with Fresenius. As a result of settling the Sandoz case, all remaining cases are pending in the U.S. District Court for the District of Delaware. The remaining cases against Eagle Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC have been consolidated and trial is presently scheduled for January 2021; however, a trial may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors.
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

NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)
During the three and nine months ended September 30, 2020 and 2019, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at September 30, 2020 and December 31, 2019 consist of Foreign currency translation loss.
NOTE 15. SHAREHOLDERS' DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders' deficit for the three and nine months ended September 30, 2020 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, DECEMBER 31, 2019	$45	$23	$8,904,692	$(9,552,214)	$(219,090)	$(866,544)
Net income	—	—	—	129,930	—	129,930
Other comprehensive loss	—	—	—	—	(14,437)	(14,437)
Compensation related to share-based awards	—	—	17,645	—	—	17,645
Tax withholding for restricted shares	—	—	(4,398)	—	—	(4,398)
Other	(1)	—	(12)	—	—	(13)
BALANCE, MARCH 31, 2020	$44	$23	$8,917,927	$(9,422,284)	$(233,527)	$(737,817)
Net income	—	—	—	10,558	—	10,558
Other comprehensive income	—	—	—	—	5,624	5,624
Compensation related to share-based awards	—	—	9,222	—	—	9,222
Tax withholding for restricted shares	—	—	(2,467)	—	—	(2,467)
Other	1	—	12	—	—	13
BALANCE, JUNE 30, 2020	$45	$23	$8,924,694	$(9,411,726)	$(227,903)	$(714,867)
Net loss	—	—	—	(75,887)	—	(75,887)
Other comprehensive income	—	—	—	—	2,755	2,755
Compensation related to share-based awards	—	—	6,585	—	—	6,585
Tax withholding for restricted shares	—	—	(1,070)	—	—	(1,070)
Other	2	—	—	—	—	2
BALANCE, SEPTEMBER 30, 2020	$47	$23	$8,930,209	$(9,487,613)	$(225,148)	$(782,482)

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
Share-Based Compensation
The Company recognized share-based compensation expense of $6.6 million and $11.6 million during the three months ended September 30, 2020 and 2019, respectively, and $33.5 million and $48.9 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $30.7 million.
As of September 30, 2020, the weighted average remaining requisite service period for non-vested stock options was 0.4 years and for non-vested restricted stock units was 1.5 years.

NOTE 16. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain on sale of business and other assets (1)	$(1,888)	$(1,933)	$(16,730)	$(3,101)
Foreign currency loss (gain), net (2)	1,332	579	(1,491)	4,336
Net (gain) loss from our investments in the equity of other companies (3)	(2,609)	191	(2,373)	2,546
Other miscellaneous, net (4)	(4,029)	17,366	(4,724)	16,627
Other (income) expense, net	$(7,194)	$16,203	$(25,318)	$20,408
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
(4)Amounts during the three and nine months ended September 30, 2019 primarily relate to $17.5 million of contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment.
NOTE 17. INCOME TAXES
The following table displays our Loss from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss from continuing operations before income tax	$(64,800)	$(24,070)	$(18,299)	$(120,363)
Income tax expense (benefit)	$4,174	$17,361	$(124,516)	$31,732
Effective tax rate	(6.4)%	(72.1)%	680.5%	(26.4)%
The change in Income tax expense (benefit) for the three months ended September 30, 2020 primarily relates to changes in the geographic mix of pre-tax earnings.
The change in Income tax expense (benefit) for the nine months ended September 30, 2020 primarily relates to the 2020 discrete tax benefit arising from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as discussed below, and changes in the geographic mix of pre-tax earnings.
We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India.
On March 27, 2020, the CARES Act was enacted by the U.S. government in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the nine months ended September 30, 2020, the Company recorded a discrete tax benefit in continuing operations of $129.0 million as a result of the change in the NOL carryback period.
On June 3, 2020, in connection with the Internal Revenue Service's (IRS) examination of our U.S. income tax return for the fiscal year ended December 31, 2015 (2015 Return), we received an acknowledgement of facts (AoF) from the IRS related to transfer pricing positions taken by Endo U.S., Inc. and its subsidiaries (Endo U.S.). The AoF asserted that Endo U.S. overpaid for certain pharmaceutical products that it purchased from certain non-U.S. related parties and proposed a specific adjustment to our 2015 U.S. income tax return position. On September 4, 2020, we received a Form 5701 Notice of Proposed Adjustment (NOPA) that is consistent with the previously disclosed AoF. We believe that the terms of the subject transactions are consistent with comparable transactions for similarly situated unrelated parties, and we intend to contest the proposed adjustment. While the NOPA is not material to our business, financial condition, results of operations or cash flows, the IRS could seek to apply its position to subsequent tax periods and propose similar adjustments. The aggregate impact of these adjustments, if sustained, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.

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
NOTE 18. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations	$(68,974)	$(41,431)	$106,217	$(152,095)
Loss from discontinued operations, net of tax	(6,913)	(37,984)	(41,616)	(51,898)
Net (loss) income	$(75,887)	$(79,415)	$64,601	$(203,993)
Denominator:
For basic per share data—weighted average shares	230,040	226,598	228,985	225,804
Dilutive effect of ordinary share equivalents	—	—	4,394	—
For diluted per share data—weighted average shares	230,040	226,598	233,379	225,804
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
All potentially dilutive items were excluded from the diluted share calculation for the three months ended September 30, 2020 because their effect would have been anti-dilutive as the Company was in a loss position. For the nine months ended September 30, 2020, aggregate stock options and stock awards of 7.1 million and 6.4 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive. All potentially dilutive items were excluded from the diluted share calculation for the three and nine months ended September 30, 2019 because their effect would have been anti-dilutive as the Company was in a loss position.
NOTE 19. SUBSEQUENT EVENTS
Plan to Acquire BioSpecifics Technologies Corp.
On October 19, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Beta Acquisition Corp., a Delaware corporation and wholly-owned indirect subsidiary of the Company (Purchaser) and BioSpecifics Technologies Corp., a Delaware corporation and a commercial-stage biopharmaceutical company (BioSpecifics). Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Purchaser commenced a tender offer (the Offer) on November 2, 2020 to acquire all of BioSpecifics’ issued and outstanding shares of common stock (BioSpecifics Shares) at a purchase price of $88.50 per BioSpecifics Share (Offer Price), net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest.

Following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into BioSpecifics, with BioSpecifics surviving as a wholly owned subsidiary of the Company, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware without a vote of BioSpecifics’ stockholders (Merger). At the effective time of the Merger (Effective Time), and without any action on the part of the holders of BioSpecifics Shares, each BioSpecifics Share, other than any BioSpecifics Shares (i) owned at the commencement of the Offer and immediately prior to the Effective Time by the Company, Purchaser or BioSpecifics or any direct or indirect wholly-owned subsidiary thereof, (ii) irrevocably accepted for purchase pursuant to the Offer or (iii) owned by BioSpecifics stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be automatically converted into the right to receive an amount in cash equal to the Offer Price, subject to reduction for any applicable withholding taxes and without interest.
The Company has had a strategic relationship with BioSpecifics since 2004. Under the terms of the relationship, BioSpecifics receives a royalty stream from the Company related to the Company’s collagenase-based therapies, which currently include XIAFLEX®, currently marketed by the Company for the treatment of Dupuytren’s contracture and Peyronie’s disease, and Qwo™ (collagenase clostridium histolyticum-aaes), the first FDA-approved injectable treatment for cellulite, which is expected to be launched in spring 2021.
In connection with the Merger Agreement, the Marital Trust U/W/O Edwin H. Wegman Dated 8-10-06 (Stockholder) entered into a support agreement with the Company and Purchaser (Support Agreement). The Support Agreement generally requires that the Stockholder validly tender all of its shares after commencement of the Offer and to vote against any action, agreement or transaction involving BioSpecifics that can impede, interfere with or prevent the consummation of the transaction. The Stockholder beneficially owned, in the aggregate, 935,073 BioSpecifics Shares, which represented approximately 12.7% of BioSpecifics’ total outstanding shares based on 7,344,955 outstanding shares as of October 28, 2020.
The transaction is expected to close in late 2020, subject to customary closing conditions, and the Company expects to fund the transaction with cash on hand. The estimated value of the transaction is approximately $540 million (net of approximately $120 million in estimated cash, cash equivalents and investments acquired) at the anticipated time of deal closure.
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired, (5) pricing of our products, (6) the timing of mergers, acquisitions, divestitures and other related activity, (7) other actions taken by the Company which may impact the availability of our products and (8) more recently, the impact of COVID-19. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges, charges related to litigation, restructuring charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements. The following are examples of recent developments that could result in fluctuations in our quarterly results:
•In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Many countries and localities announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, suspending all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place orders (subject to limited exceptions). Since then, developments have evolved rapidly and are likely to continue to do so. While there has been some loosening of restrictions, an increase in diagnosed cases may lead to the reinstatement of various restrictions.
•On July 6, 2020, we announced that we had received FDA approval of QWO for the treatment of moderate to severe cellulite in the buttocks of adult women. As further described below, the anticipated launch of QWO is in spring 2021. We have incurred and expect to continue to incur costs associated with the planned commercial launch of QWO.

•On October 19, 2020, we announced we had agreed to acquire all of the outstanding shares of BioSpecifics in a transaction valued at approximately $540 million (net of approximately $120 million in estimated cash acquired) at the anticipated time of deal closure, which is expected to occur in late 2020. BioSpecifics currently receives a royalty stream from us related to our collagenase-based therapies, which currently include XIAFLEX® and QWO. We expect to incur certain expenses, including transaction costs, associated with the completion of this transaction.
•On November 5, 2020, we announced the initiation of several strategic actions, collectively referred to as the 2020 Restructuring Initiative, to further optimize the Company’s operations and increase overall efficiency. We have recorded and expect to record certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Workforce. We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce around the globe while continuing to safely produce products upon which patients and their healthcare providers rely. We have implemented alternative working practices and work-from-home requirements for appropriate employees, inclusive of our executive leadership team, and are continuing to pay full wages to our workforce. We have limited international and domestic travel, increased our already-thorough cleaning protocols throughout our facilities and prohibited non-essential visitors from our sites. We have also implemented temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. We launched a hybrid approach selling model as of June 1, 2020 for our field employees, which allows virtual and/or live engagement with healthcare providers and other customers. Certain of these measures have resulted in increased costs and, as further described below, resulted in the prioritization of certain products in our production plans.
Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. Beginning in late first-quarter 2020 and into early second-quarter 2020, we experienced an increase in sales volumes for some of our critical care products, including VASOSTRICT®. These higher volumes resulted from significant channel inventory stocking of these products in anticipation of treating certain patients infected with COVID-19. This increase in sales volume was followed by significant inventory destocking for the remainder of the second quarter of 2020. Sales volumes returned toward pre-COVID-19 levels during the third quarter of 2020. Additionally, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. During the second and third quarters of 2020, sales volumes began to recover toward pre-COVID-19 levels as certain physician offices reopened. A resurgence in the cases of COVID-19 and new lockdowns could further impact future demand for these products.

Manufacturing and Supply Chain Operations. As of the date of this report, our business has not experienced any material supply issues related to COVID-19 and our manufacturing facilities across the globe have continued to operate. We have taken, and plan to continue to take, commercially practical measures to keep these facilities open as they are critical to our ability to reliably supply required critical care and medically necessary products. These measures, including the implementation of temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities, as well as changes in our workforce availability have impacted our manufacturing and supply chain productivity at certain of our facilities and resulted in the prioritization of certain products, such as VASOSTRICT®, in our production plans to provide for their continued availability during and after the pandemic. We believe that our diversified manufacturing footprint, which includes a combination of Endo owned and leased facilities located in the U.S. and India, supply agreements and strong business relationships with numerous contract manufacturing organizations throughout the world, including in the U.S., Canada, Europe and India, and our proven ability to be a preferred partner of choice to large pharmaceutical companies seeking authorized generic distributors for their branded products, is a critical factor to mitigate significant risks related to manufacturing and supply chain disruption. This footprint, overseen by our global quality and supply chain teams in Ireland, combined with a skilled management team with significant experience in manufacturing and supply chain operations, has enabled us to respond quickly and effectively to the evolving COVID-19 pandemic to date.
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
Key Trends. Since the first quarter of 2020, we, and our industry as a whole, have been impacted by COVID-19 and may experience a greater impact going forward. The most significant trends we face as a result of the COVID-19 pandemic include: (i) decreases in demand for certain of our physician administered products due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic, (ii) potential temporary decreases to the supply of certain of our products due to modified production schedules to safely maintain operations in response to COVID-19 and other factors including, without limitation, workforce availability, (iii) potential idle capacity charges based on implementation of certain of the policies described above at our manufacturing facilities and (iv) potential delays in our ability to launch some new products due to production prioritization and economic conditions and other factors outside of our control. For further information regarding the impact of COVID-19 on the Company, please refer to “Risk Factors” in Part II, Item 1A of this report.
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
•For the full year 2020, we expect revenues from our Sterile Injectables segment to be above 2019, primarily driven by increased sales of VASOSTRICT®. Beginning in late first-quarter 2020 and into early second-quarter 2020, we experienced an increase in sales volumes for VASOSTRICT® compared to pre-COVID-19 levels resulting from significant channel inventory stocking of this product in anticipation of treating vasodilatory shock in patients infected with COVID-19. This increase in sales volume was followed by significant inventory destocking for the remainder of the second quarter of 2020. Sales volumes returned toward pre-COVID-19 levels during the third quarter of 2020, which we expect to continue for the remainder of 2020. Additionally, we expect the anticipated full-year 2020 increase in VASOSTRICT® to be partially offset by decreases in certain other Sterile Injectables, primarily due to competitive pressures not related to COVID-19.
•For the full year 2020, we expect a decline in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2019. Beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes as compared to pre-COVID-19 levels due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic. During the second and third quarters of 2020, sales volumes began to recover toward pre-COVID-19 levels as certain physician offices reopened. We expect XIAFLEX® sales volumes to continue to recover in the fourth quarter of 2020 if and to the extent physician and patient activities continue to return toward pre-COVID-19 levels.

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
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Total revenues, net	$634,860	$729,426	(13)%	$2,142,853	$2,149,564	—%
Cost of revenues	348,077	389,165	(11)%	1,072,972	1,169,282	(8)%
Gross margin	$286,783	$340,261	(16)%	$1,069,881	$980,282	9%
Gross margin percentage	45.2%	46.6%		49.9%	45.6%
Selling, general and administrative	$182,259	$168,329	8%	$522,285	$471,749	11%
Research and development	32,055	36,519	(12)%	94,165	96,353	(2)%
Litigation-related and other contingencies, net	1,810	(14,414)	NM	(23,938)	(4,093)	NM
Asset impairment charges	8,412	4,766	77%	106,197	258,652	(59)%
Acquisition-related and integration items, net	(1,407)	16,025	NM	17,100	(26,983)	NM
Interest expense, net	135,648	136,903	(1)%	397,689	404,387	(2)%
Gain on extinguishment of debt	—	—	NM	—	(119,828)	(100)%
Other (income) expense, net	(7,194)	16,203	NM	(25,318)	20,408	NM
Loss from continuing operations before income tax	$(64,800)	$(24,070)	NM	$(18,299)	$(120,363)	(85)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decrease in revenue for the three months ended September 30, 2020 was primarily due to decreased revenues from our Generic Pharmaceuticals, Sterile Injectables and International Pharmaceuticals segments, partially offset by increased revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment. The decrease in revenue for the nine months ended September 30, 2020 was primarily driven by decreased revenues from our Branded Pharmaceuticals, Generic Pharmaceuticals and International Pharmaceuticals segments, partially offset by increased revenues from our Sterile Injectables segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and nine months ended September 30, 2020 and 2019, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and continuity and separation benefits and other cost reduction initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of intangible assets (1)	$104,066	$131,932	$325,801	$417,949
Continuity and separation benefits and other cost reduction initiatives (2)	$36,551	$1,004	$43,692	$1,004
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and nine months ended September 30, 2020 were primarily driven by asset impairment charges and decreases in the rate of amortization expense for certain assets.
(2)Amounts primarily relate to certain accelerated depreciation charges and employee separation, continuity and other benefit-related costs. For further discussion of our restructuring initiatives, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.

The decrease in Cost of revenues for the three months ended September 30, 2020 was primarily due to decreased amortization expense and decreased revenues, partially offset by increased costs related to continuity and separation benefits and other cost reduction initiatives. The decrease in Cost of revenues for the nine months ended September 30, 2020 was primarily due to decreased amortization expense and favorable changes in product mix as described below, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives.
Gross margin percentage decreased for the three months ended September 30, 2020 as a result of increased costs related to continuity and separation benefits and other cost reduction initiatives, partially offset by decreased amortization expense. Gross margin percentage increased for the nine months ended September 30, 2020 as a result of decreased amortization expense and favorable changes in product mix, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives. The favorable change in product mix for the nine months ended September 30, 2020 primarily resulted from increased revenues of VASOSTRICT®, partially offset by increased revenues of certain lower margin authorized generic products.
Selling, general and administrative expenses. The increase for the three months ended September 30, 2020 was primarily due to costs associated with the 2020 Restructuring Initiative and increased costs associated with preparing for our planned spring 2021 commercial launch of QWO, partially offset by a third-quarter 2019 premium associated with an extended reporting period endorsement on an expiring insurance program that did not reoccur during the three months ended September 30, 2020.
The increase for the nine months ended September 30, 2020 was primarily due to costs of $31.1 million associated with the June 2020 Refinancing Transactions, costs associated with the 2020 Restructuring Initiative, a higher branded prescription drug fee, increased long-term incentive compensation costs and increased costs associated with preparing for our planned commercial launch of QWO, partially offset by a third-quarter 2019 premium associated with an extended reporting period endorsement on an expiring insurance program that did not reoccur during the nine months ended September 30, 2020 as well as reduced legal costs associated with certain matters.
For further discussion of the 2020 Restructuring Initiative, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
We expect costs associated with preparing for and executing on our planned commercial launch of QWO to continue to increase. Additionally, we expect costs associated with our continued investment and promotional efforts behind XIAFLEX® to increase.
R&D expenses. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs and can also vary in periods in which we incur significant upfront or milestone charges related to agreements with third parties.
In recent years, our R&D efforts have focused primarily on developing a balanced, diversified portfolio of innovative and clinically differentiated product candidates. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO, which was approved by the FDA for the treatment of moderate to severe cellulite in the buttocks of adult women in July 2020. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis, which are continuing to progress. We also expect to continue to focus investments in our Sterile Injectables segment, potentially including license and commercialization agreements such as our Nevakar, Inc. agreement. In addition, we are conducting an open-label Phase 1 pharmacokinetic (PK) study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype. As these and certain other programs progress, it is possible that our R&D expenses could increase.
The decreases in R&D expense for the three and nine months ended September 30, 2020 were driven by decreased costs associated with certain post-marketing R&D commitments, partially offset by increased costs associated with our Sterile Injectables segment and costs associated with the 2020 Restructuring Initiative. For further discussion of the 2020 Restructuring Initiative, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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

Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Goodwill impairment charges	$—	$—	$32,786	$151,108
Other intangible asset impairment charges	2,020	4,261	65,771	104,660
Property, plant and equipment impairment charges	—	505	1,248	2,884
Operating lease right-of-use asset impairment charges	6,392	—	6,392	—
Total asset impairment charges	$8,412	$4,766	$106,197	$258,652
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
Acquisition-related and integration items, net. Acquisition-related and integration items, net for the three and nine months ended September 30, 2020 and 2019 primarily consist of the net (benefit) expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$135,829	$143,013	$401,764	$419,962
Interest income	(181)	(6,110)	(4,075)	(15,575)
Interest expense, net	$135,648	$136,903	$397,689	$404,387
The decrease in interest expense for the three months ended September 30, 2020 was primarily attributable to decreases to the London Interbank Offered Rate (LIBOR) that impacted our variable-rate debt and the reduction to the amount of our indebtedness associated with the June 2020 Refinancing Transactions, partially offset by the increase to the weighted average interest rate applicable to our notes following the June 2020 Refinancing Transactions. The decrease in interest expense for the nine months ended September 30, 2020 was primarily attributable to decreases to LIBOR that impacted our variable-rate debt and the reductions to the amount of our indebtedness associated with the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, partially offset by the increases to the weighted average interest rate applicable to our notes following the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, as well as interest expense associated with our June 2019 Revolving Credit Facility draw of $300.0 million. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions. Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Gain on extinguishment of debt. The amount during the nine months ended September 30, 2019 relates to the March 2019 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.

Other (income) expense, net. The components of Other (income) expense, net for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain on sale of business and other assets	$(1,888)	$(1,933)	$(16,730)	$(3,101)
Foreign currency loss (gain), net	1,332	579	(1,491)	4,336
Net (gain) loss from our investments in the equity of other companies	(2,609)	191	(2,373)	2,546
Other miscellaneous, net	(4,029)	17,366	(4,724)	16,627
Other (income) expense, net	$(7,194)	$16,203	$(25,318)	$20,408
For additional information on the components of Other (income) expense, net, refer to Note 16. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Income tax expense (benefit). The following table displays our Loss from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss from continuing operations before income tax	$(64,800)	$(24,070)	$(18,299)	$(120,363)
Income tax expense (benefit)	$4,174	$17,361	$(124,516)	$31,732
Effective tax rate	(6.4)%	(72.1)%	680.5%	(26.4)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in Income tax expense (benefit) for the three months ended September 30, 2020 primarily relates to changes in the geographic mix of pre-tax earnings.
The change in Income tax expense (benefit) for the nine months ended September 30, 2020 primarily relates to the 2020 discrete tax benefit arising from the CARES Act and changes in the geographic mix of pre-tax earnings.
We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. Although the Company has valuation allowances established against deferred tax assets in most major jurisdictions as of September 30, 2020, it is possible that there could be material reversals, particularly if certain proposed law changes were to be enacted.
The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a worthless stock deduction directly attributable to product liability losses. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
During the third quarter of 2020, the IRS opened an examination into certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2016 and December 31, 2018. The IRS will likely examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities, including the Canada Revenue Agency, are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examinations. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate. An adverse outcome of these tax examinations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
For additional information on our income taxes, including information about the impact of the CARES Act, see Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Litigation-related and other contingencies, net	$—	$30,000	$28,351	$30,400
Loss from discontinued operations before income taxes	$(7,134)	$(37,984)	$(47,158)	$(51,898)
Income tax benefit	$(221)	$—	$(5,542)	$—
Discontinued operations, net of tax	$(6,913)	$(37,984)	$(41,616)	$(51,898)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three and nine months ended September 30, 2020 and 2019 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Refer to Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further details regarding our reportable segments and Segment adjusted income (loss) from continuing operations before income tax (the measure we use to evaluate segment performance), as well as reconciliations of Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income (loss) from continuing operations before income tax.
We refer to Segment adjusted income (loss) from continuing operations before income tax, a financial measure not defined by U.S. GAAP, in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. For instance, we believe that this measure facilitates internal comparisons to our historical operating results and comparisons to competitors’ results. We believe this measure is useful to investors in allowing for greater transparency related to supplemental information used in our financial and operational decision-making. Further, we believe that Segment adjusted income (loss) from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize Segment adjusted income (loss) from continuing operations before income tax to evaluate our financial performance. Finally, Segment adjusted income (loss) from continuing operations before income tax is utilized in the calculation of other financial measures not determined in accordance with U.S. GAAP that are used by the Compensation Committee of the Company’s Board in assessing the performance and compensation of substantially all of our employees, including our executive officers. Effective January 1, 2020, the Company revised its definition of Segment adjusted income (loss) from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the CODM reviews segment performance. Refer to Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further details regarding this revision.
There are limitations to using financial measures such as Segment adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define Segment adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use Segment adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Segment adjusted income (loss) from continuing operations before income tax is not intended to represent cash flow from operations as defined by U.S. GAAP and should not be used as an indicator of operating performance, a measure of liquidity or as alternative to net income, cash flows or any other financial measure determined in accordance with U.S. GAAP. We compensate for these limitations by providing, in Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, reconciliations of Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income (loss) from continuing operations before income tax.

Revenues, net. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$223,682	$217,313	3%	$557,276	$629,851	(12)%
Sterile Injectables	251,393	263,635	(5)%	906,997	777,963	17%
Generic Pharmaceuticals	135,508	218,012	(38)%	602,670	654,322	(8)%
International Pharmaceuticals (1)	24,277	30,466	(20)%	75,910	87,428	(13)%
Total net revenues from external customers	$634,860	$729,426	(13)%	$2,142,853	$2,149,564	—%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Specialty Products:
XIAFLEX®	$88,167	$82,756	7%	$211,022	$226,118	(7)%
SUPPRELIN® LA	28,229	20,772	36%	63,344	66,542	(5)%
Other Specialty (1)	23,724	28,470	(17)%	68,795	78,397	(12)%
Total Specialty Products	$140,120	$131,998	6%	$343,161	$371,057	(8)%
Established Products:
PERCOCET®	$27,508	$28,561	(4)%	$82,789	$88,199	(6)%
TESTOPEL®	18,068	13,236	37%	26,877	40,830	(34)%
Other Established (2)	37,986	43,518	(13)%	104,449	129,765	(20)%
Total Established Products	$83,562	$85,315	(2)%	$214,115	$258,794	(17)%
Total Branded Pharmaceuticals (3)	$223,682	$217,313	3%	$557,276	$629,851	(12)%
__________
(1)Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.
Specialty Products
XIAFLEX®, SUPPRELIN® LA and certain of our Other Specialty Products are physician administered products. Beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. During the second and third quarters of 2020, sales volumes began to recover toward pre-COVID-19 levels as certain physician offices reopened. However, for the nine months ended September 30, 2020, overall sales volumes for these products decreased, resulting in decreased revenues. The decrease in XIAFLEX® revenues for the nine months ended September 30, 2020 was partially offset by price.
The increase in XIAFLEX® revenues for the three months ended September 30, 2020 compared to the prior year period was primarily driven by price. The increase in SUPPRELIN® LA revenues for the three months ended September 30, 2020 compared to the prior year period was primarily driven by volume.
We expect XIAFLEX® sales volumes to continue to recover in the fourth quarter of 2020 if and to the extent physician and patient activities continue to return toward pre-COVID-19 levels.
The decrease in Other Specialty Products for the three months ended September 30, 2020 was primarily driven by decreased price and volume. The decrease in Other Specialty Products for the nine months ended September 30, 2020 was primarily driven by decreased volume.
Established Products
The decreases in PERCOCET® revenues for the three and nine months ended September 30, 2020 were primarily attributable to volume decreases, partially offset by price increases.

The increase in TESTOPEL® revenues for the three months ended September 30, 2020 was primarily attributable to increased sales following the third-quarter 2020 resolution of a temporary supply disruption. The decrease in TESTOPEL® revenues for the nine months ended September 30, 2020 was primarily attributable to a temporary supply disruption, which was subsequently resolved in the third quarter of 2020.
The decreases in Other Established Products revenues for the three and nine months ended September 30, 2020 were primarily attributable to volume decreases as a result of ongoing competitive pressures.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
VASOSTRICT®	$155,412	$129,691	20%	$572,530	$384,854	49%
ADRENALIN®	30,662	40,311	(24)%	120,335	133,468	(10)%
Ertapenem for injection	16,784	21,853	(23)%	46,648	79,619	(41)%
APLISOL®	9,443	28,085	(66)%	25,821	55,996	(54)%
Other Sterile Injectables (1)	39,092	43,695	(11)%	141,663	124,026	14%
Total Sterile Injectables (2)	$251,393	$263,635	(5)%	$906,997	$777,963	17%
__________
(1)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or nine months ended September 30, 2020 and/or any product having revenues in excess of $25 million during any quarterly period in 2020 or 2019.
The increases in VASOSTRICT® revenues for the three and nine months ended September 30, 2020 were primarily attributable to a combination of increased volume resulting from the impacts of COVID-19 described above, as well as price.
As of September 30, 2020, we have 14 patents covering VASOSTRICT® listed in the Orange Book, including with respect to presentations that have not yet been commercialized, and additional patents pending with the U.S. Patent and Trademark Office. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decreases in ADRENALIN® revenues for the three and nine months ended September 30, 2020 were primarily driven by the impact of a competitive entry. The introduction of one or more additional competing versions of ADRENALIN® could result in further reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decreases in revenues of ertapenem for injection (the authorized generic of Merck’s Invanz®) for the three and nine months ended September 30, 2020 were primarily attributable to decreased volume and price as a result of increased competition.
The decreases in APLISOL® revenues for the three and nine months ended September 30, 2020 were driven in part by decreased volumes resulting from competition. Additionally, during the third quarter of 2019, APLISOL® revenues benefited from wholesalers restocking after a temporary supply shortage. This benefit did not reoccur during the three and nine months ended September 30, 2020.
The decrease in Other Sterile Injectables revenues for the three months ended September 30, 2020 was primarily driven by decreased prices, partially offset by increased volumes across multiple products within the product portfolio. The increase in Other Sterile Injectables revenues for the nine months ended September 30, 2020 was primarily driven by increased volumes, partially offset by decreased prices across multiple products within the product portfolio.
Generic Pharmaceuticals. The decreases in Generic Pharmaceuticals revenues for the three and nine months ended September 30, 2020 were primarily attributable to decreased sales of colchicine tablets (the authorized generic of Takeda’s Colcrys®) resulting from competition, as well as competitive pressures on certain other generic products, partially offset by increased revenues from certain recent product launches.
International Pharmaceuticals. The decreases in International Pharmaceuticals revenues for the three and nine months ended September 30, 2020 were primarily attributable to competitive pressures in certain international markets and the impact of certain product discontinuation activities.

Segment adjusted income (loss) from continuing operations before income tax. The following table displays our Segment adjusted income (loss) from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$120,368	$105,864	14%	$267,964	$302,682	(11)%
Sterile Injectables	$190,498	$197,974	(4)%	$696,147	$566,345	23%
Generic Pharmaceuticals	$(13,428)	$29,569	NM	$91,293	$129,702	(30)%
International Pharmaceuticals	$10,679	$11,511	(7)%	$34,180	$35,053	(2)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Branded Pharmaceuticals. The increase in Segment adjusted income (loss) from continuing operations before income tax for the three months ended September 30, 2020 was primarily attributable to the gross margin effect of the increased revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment described above and reduced R&D expense resulting from lower costs associated with certain post-marketing R&D commitments, partially offset by increased costs associated with preparing for our planned commercial launch of QWO. The decrease in Segment adjusted income (loss) from continuing operations before income tax for the nine months ended September 30, 2020 was primarily attributable to the gross margin effect of decreased revenues, including from physician administered products resulting from the impacts of COVID-19 as further described above, a higher branded prescription drug fee and increased costs associated with preparing for our planned commercial launch of QWO, partially offset by reduced R&D expense resulting from lower costs associated with certain post-marketing R&D commitments and reduced legal costs associated with certain matters.
Sterile Injectables. The decrease in Segment adjusted income (loss) from continuing operations before income tax for the three months ended September 30, 2020 was primarily attributable to the gross margin effect of the decreased revenues further described above. The increase in Segment adjusted income (loss) from continuing operations before income tax for the nine months ended September 30, 2020 was primarily attributable to the gross margin effect of the increased revenues further described above.
Generic Pharmaceuticals. The unfavorable changes in Segment adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2020 were primarily attributable to the gross margin effects of the decreased revenues further described above.
International Pharmaceuticals. The decreases in Segment adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2020 were primarily attributable to the gross margin effects of the decreased revenues further described above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, mergers and acquisitions (including the pending acquisition of the common stock of BioSpecifics), contingent liabilities, debt service payments, income taxes and litigation-related matters, including in connection with vaginal mesh matters and other matters. The Company’s working capital was $1,511.8 million at September 30, 2020 compared to working capital of $1,125.9 million at December 31, 2019. The amounts at September 30, 2020 and December 31, 2019 include restricted cash and cash equivalents of $136.3 million and $242.8 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.

Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,679.7 million at September 30, 2020 compared to $1,454.5 million at December 31, 2019. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below. For information regarding the impact of COVID-19 on the Company, including on our liquidity and capital resources, please refer to “Risk Factors” in Part II, Item 1A of this report.
To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, including additional draws on our Revolving Credit Facility or additional credit facilities, and/or engage in one or more capital market transactions. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19.
We may also, from time to time, seek to enter into certain transactions to reduce our leverage and/or interest expense and/or to extend the maturities of our outstanding indebtedness. Such transactions could include, for example, transactions to exchange existing indebtedness for our ordinary shares or other debt (including exchanges of unsecured debt for secured debt), to issue equity (including convertible securities) or to repurchase, redeem, exchange or refinance our existing indebtedness (including the Credit Agreement) as well as our outstanding senior notes. Any of these transactions could impact our liquidity or results of operations. Further, the terms of any such transactions, including the amount of any exchange consideration and terms of any refinanced debt, could also be less favorable than we have been able to obtain in the past.
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of September 30, 2020, approximately $3.3 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $4.8 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at September 30, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement and the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain certain covenants. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all such covenants. Following the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, we have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
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

Working capital. The components of our working capital and our liquidity at September 30, 2020 and December 31, 2019 are below (dollars in thousands):

	September 30, 2020	December 31, 2019
Total current assets	$2,802,820	$2,586,218
Less: total current liabilities	1,290,998	1,460,289
Working capital	$1,511,822	$1,125,929
Current ratio (total current assets divided by total current liabilities)	2.2:1	1.8:1
Net working capital increased by $385.9 million from December 31, 2019 to September 30, 2020. This increase primarily reflects the favorable impact to net current assets resulting from operations during the nine months ended September 30, 2020. This increase was partially offset by the impact of the June 2020 Refinancing Transactions that, during nine months ended September 30, 2020, resulted in the incurrence of approximately $31.1 million of fees to third parties and cash expenditures of $47.2 million to settle noncurrent debt obligations, as well as the impact of the August 2020 Tender Offer, which resulted in cash expenditures of approximately $10 million to settle noncurrent debt obligations. Additionally, working capital decreased as a result of Purchases of property, plant and equipment, excluding capitalized interest, of $52.7 million during nine months ended September 30, 2020.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$289,443	$119,244
Investing activities	(50,230)	(45,327)
Financing activities	(98,357)	219,564
Effect of foreign exchange rate	(458)	780
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$140,398	$294,261
Operating activities. Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, income taxes and certain other items.
The $170.2 million increase in Net cash provided by operating activities during the nine months ended September 30, 2020 compared to the prior year period was primarily due to a decrease of $146.5 million in cash outflows for certain mesh-related matters. The amounts of Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 were also impacted by our results of operations as described above and the timing of cash collections and cash payments related to our operations. We currently expect to fund substantially all of the remaining payments under all previously executed mesh-related settlement agreements into the related QSFs during 2020 and 2021, which could result in reductions to our operating cash flows. For additional information about mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Investing activities. The $4.9 million increase in Net cash used in investing activities during the nine months ended September 30, 2020 compared to the prior year period was primarily due to an increase in Purchases of property, plant and equipment, excluding capitalized interest of $4.9 million and an increase in Product acquisition costs and license fees of $2.0 million, partially offset by an increase in Proceeds from sale of business and other assets, net of $1.6 million.
Financing activities. During the nine months ended September 30, 2020, Net cash used in financing activities related primarily to Repayments of notes of $57.6 million associated with the June 2020 Refinancing Transactions and August 2020 Tender Offer, Repayments of term loans of $25.6 million and Payments of tax withholding for restricted shares of $7.9 million.
During the nine months ended September 30, 2019, Net cash provided by financing activities related primarily to the $300.0 million June 2019 borrowing under the Revolving Credit Facility. The proceeds from this transaction were offset by Repayments of term loans of $25.6 million, Payments for contingent consideration of $11.8 million, Payments of tax withholding for restricted shares of $10.1 million, Repayments of other indebtedness of $7.8 million and the net effect of the March 2019 Refinancing Transactions, which resulted in Repayments of notes totaling $1,500.0 million and Payments for debt issuance and extinguishment costs of $6.4 million, partially offset by Proceeds from issuance of notes, net of $1,483.1 million.

Contractual Obligations. As of September 30, 2020, there were no material changes in our contractual obligations from those disclosed in the Annual Report except for those related to the financing transactions described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, certain actions taken by us which may impact the availability of our products, asset impairment charges, charges related to litigation, restructuring costs including separation benefits, business combination transaction costs, the impact of financing transactions, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of business combinations. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables. The impact of COVID-19 may heighten these fluctuations in our operating results.
Additionally, the current economic crisis and increased unemployment rates resulting from COVID-19 have significantly reduced individual disposable income and depressed consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures.
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
Additionally, as further discussed above under the heading “RESULTS OF OPERATIONS,” our Generic Pharmaceuticals segment and certain of the products in our Sterile Injectables segment, including VASOSTRICT®, are subject to risks and uncertainties related to future competition. If actual results for these segments differ from our expectations, as a result of competition or otherwise, and/or if we make changes to our assumptions for these segments relating to competition or any other risks or uncertainties, the estimated future cash flows could be reduced, which could ultimately result in asset impairment charges that may be material. As of September 30, 2020, the carrying amount of goodwill associated with our Sterile Injectables segment was approximately $2.7 billion.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At September 30, 2020 and December 31, 2019, the aggregate principal amounts of such variable-rate indebtedness were $3,604.0 million and $3,629.6 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At September 30, 2020 and December 31, 2019, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $36.0 million and $36.3 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of September 30, 2020 and December 31, 2019, we had no other assets or liabilities with significant interest rate sensitivity.
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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Refer to Note 16. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency loss (gain), net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at September 30, 2020 and December 31, 2019. A 10% change at September 30, 2020 would have resulted in approximately $10 million in incremental foreign currency losses on such date. A 10% change at December 31, 2019 would have resulted in approximately $11 million in incremental foreign currency losses on such date.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2020, the Company changed the enterprise resource planning (ERP) system used by certain of its subsidiaries. Where appropriate, the Company made changes to its internal controls to address these system changes.
With the exception of the ERP system migration noted above, there have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report and in Part II, Item 1A. “Risk Factors” of our First Quarter 2020 Form 10-Q. Except as set forth below, there have been no material changes to our risk factors from those described in the Annual Report, as supplemented and amended by our First Quarter 2020 Form 10-Q.
We may not complete the acquisition of BioSpecifics within the time frame we anticipate or at all. If it is completed, it may not be accretive, which may negatively affect the market price of our shares.
The completion of the acquisition of BioSpecifics is subject to a number of conditions, including, among others: (i) that, immediately prior to the expiration of the Offer, there be validly tendered and not withdrawn in accordance with the terms of the Offer a number of BioSpecifics Shares that, together with the BioSpecifics Shares then-owned by the Company, Purchaser and their respective affiliates (if any), represents at least a majority of all then-outstanding BioSpecifics Shares on a fully diluted basis; (ii) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the absence of any law or order prohibiting or otherwise preventing the consummation of the Offer or the Merger and (iv) other customary conditions set forth in the Merger Agreement.
No assurance can be given that a sufficient number of shares will be tendered, that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. Any delay in completing the acquisition could cause the Company not to realize some or all of the benefits, or realize them on a different timeline than expected. In addition, if the acquisition is not consummated on the current terms or at all, the market price of our ordinary shares could be adversely affected and the value of your investment could decline.
Although we currently anticipate that the acquisition of BioSpecifics will occur and will be accretive to earnings per share, this expectation is based on assumptions about our business and preliminary estimates, which may change materially.
We may not realize all or some of the anticipated benefits from our strategic actions.
We continuously seek to optimize our operations and increase our overall efficiency through strategic actions. These actions may involve decisions to exit manufacturing or research sites, transfer the manufacture of products to other internal and external sites within our manufacturing network and simplify business process activities. For example, we announced plans on November 5, 2020 to optimize our generic retail business cost structure, transfer certain transaction processing activities to third-party global business process service providers and further integrate the Company’s commercial, operations and research and development functions, respectively. There can be no assurance that we will achieve the benefits and savings of such actions in the amounts and expected timing, if at all. We will also incur certain charges in connection with such actions and future costs could also be incurred. It is also possible that charges and cash expenditures associated with such actions could be higher than estimated. Any of these risks could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.
Widespread health problems, including the recent global coronavirus, could materially and adversely affect our business.
Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, the COVID-19 pandemic has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents to contain the spread of the virus. In response to these public health directives and orders, we have implemented alternative working practices and work-from-home requirements for appropriate employees, as well as temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. We launched a hybrid approach selling model as of June 1, 2020 for our field employees, which allows virtual and/or live engagement with healthcare providers and other customers. We have also suspended international and domestic travel. The effects of COVID-19, including these public health directives and orders and our policies, have had an impact on our business and may in the future materially disrupt our business (including our manufacturing and supply chain operations by significantly reducing our output), negatively impact our productivity and delay our product development programs.

The global pandemic may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Due to these disruptions and other factors, including changes in our workforce availability and increased demand for some of our critical care products during this pandemic, our ability to meet our obligations to third-party distribution partners may be negatively impacted. As a result, we have delivered, and in the future we or our third-party providers may deliver, notices of the occurrence of a force majeure or similar events under certain of our third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products, including our critical care products used during a pandemic.
We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. The current economic crisis and increased unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use certain of our products. For example, beginning in the last two weeks of the first quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, experienced significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.
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
To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, including additional draws on our Revolving Credit Facility or additional credit facilities, and/or engage in one or more capital market transactions. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our ordinary shares.
Additionally, COVID-19 could increase the magnitude of many of the other risks described herein and in the Annual Report, as subsequently supplemented and amended, and have other adverse effects on our operations that we are not currently able to predict. For example, the global economic disruptions and volatility in the financial markets could further depress our ability to obtain or renew insurance on satisfactory terms or at all. Additionally, we may also be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions.

The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions (including the effects of any “re-opening” actions and plans) and other limitations on our ability to conduct our business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts described above will be on both our domestic and international business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2020.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
2020 Restructuring Initiative
On November 5, 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency (the 2020 Restructuring Initiative). The Board of Directors approved the 2020 Restructuring Initiative on November 4, 2020. These actions are expected to generate significant cost savings that will be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions include the following:
•Optimizing the Company’s generic retail business cost structure by exiting manufacturing sites in Irvine, California and Chestnut Ridge, New York, as well as active pharmaceutical ingredient manufacturing and bioequivalence study sites in India. The sites will be exited in a phased approach that is expected to be completed in the second half of 2022. Certain products currently manufactured at the Irvine and Chestnut Ridge sites are expected to be transferred to other internal and external sites within the Company’s manufacturing network.
•Improving operating flexibility and reducing general and administrative costs by transferring certain transaction processing activities to third-party global business process service providers.
•Increasing organizational effectiveness by further integrating the Company’s commercial, operations and research and development functions, respectively, to support the Company’s key strategic priorities.
As a result of the 2020 Restructuring Initiative, the Company’s global workforce is expected to be reduced by approximately 560 net full-time positions.
For further details of the 2020 Restructuring Initiative, including the costs expected to be incurred, see Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Chief Operating Officer Separation
Mr. Terrance J. Coughlin will cease serving in his role as Chief Operating Officer of the Company, effective November 4, 2020, and will continue to provide transition services as an employee of the Company until March 1, 2021 (the Separation Date). Following the Separation Date, Mr. Coughlin will be eligible to receive, subject to the timely execution of a release of claims, the following payments and benefits to which he is entitled under his employment agreement with EHSI, an indirect, wholly-owned subsidiary of the Company, dated December 9, 2019 (the Coughlin Employment Agreement): (i) cash severance in an amount equal to $2,235,500, payable in a lump sum no later than sixty (60) days after the Separation Date, (ii) continued medical and life insurance benefits at active employee rates for twenty-four (24) months following the Separation Date and (iii) a pro-rata cash bonus based on actual performance and payable in a lump sum at the time such bonuses are payable to other participants in the Company’s annual bonus program. Mr. Coughlin will also receive twelve (12) months of outplacement services, up to a maximum cost of $9,000. In addition to the foregoing payments and benefits, 107,750 restricted stock units and $228,625 in long-term cash awards held by Mr. Coughlin will vest on the Separation Date and, in accordance with the underlying award agreements, be settled as soon as practicable after vesting. Outstanding unvested performance share units held by Mr. Coughlin will be eligible to vest based on actual Company performance as of the Separation Date in accordance with the underlying award agreements, pro-rated based on the portion of the applicable service period elapsing prior to the Separation Date and will be settled in shares of Company stock as soon as practicable after vesting. All other equity- and cash-based awards held by Mr. Coughlin will be forfeited for no consideration as of the Separation Date.

Upon separation from service, Mr. Coughlin will continue to be subject to certain restrictive covenants provided in the Coughlin Employment Agreement, including non-competition and non-solicitation covenants for eighteen (18) months after the Separation Date, a non-disparagement covenant and a covenant providing for cooperation in connection with any investigations and/or litigation.
Chief Legal Officer Employment Agreement
EHSI entered into a new executive employment agreement with Mr. Matthew J. Maletta, the Company’s Executive Vice President, Chief Legal Officer and Company Secretary, dated as of November 4, 2020 (the Maletta Employment Agreement), effective as of February 13, 2021 immediately following the expiration of Mr. Maletta’s current employment agreement with EHSI. The Maletta Employment Agreement has a term of three years ending on February 13, 2024, unless earlier terminated. Under the Maletta Employment Agreement, Mr. Maletta is entitled to an annual base salary of $650,000 and he is eligible to receive a target annual cash bonus of 60% of his base salary.
During the term of the Maletta Employment Agreement, Mr. Maletta is also eligible to receive long-term incentive compensation, which may be subject to the achievement of certain performance targets set by the Compensation Committee of the Company’s Board of Directors. Beginning with grants made in 2021, Mr. Maletta is eligible to receive long-term incentive compensation awards with a targeted grant date fair market value equal to 300% of his base salary.
The Maletta Employment Agreement also provides that in the event of a termination of Mr. Maletta’s employment by the Company without Cause or by Mr. Maletta for Good Reason (as these terms are defined in the Maletta Employment Agreement), Mr. Maletta will be entitled to the following benefits, subject to his execution of a release of claims: (i) a prorated bonus for the year of termination (based on actual performance results), (ii) cash severance in an amount equal to two times the sum of his base salary and target bonus and (iii) continued medical and life insurance benefits for twenty-four (24) months following termination. Mr. Maletta may elect to reduce his severance payments to the extent these payments would constitute “excess parachute payments” under Sections 280G and 4999 of the Internal Revenue Code. Payments upon termination due to death or disability include a prorated bonus for the year of termination (based on actual performance results), continued medical and life insurance benefits for Mr. Maletta and/or his dependents for twenty-four (24) months following such termination and, in the event of disability, twenty-four (24) months of salary continuation offset by disability benefits.
The Maletta Employment Agreement also contains a twelve (12) month non-competition covenant, a twelve (12) month non-solicitation covenant, a non-disparagement covenant and a covenant providing for cooperation by Mr. Maletta in connection with any investigations and/or litigation.
The foregoing description of the Maletta Employment Agreement does not purport to be complete and is qualified in its entirety by the full text of the Maletta Employment Agreement, a copy of which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.
2020 Continuity Compensation Arrangements
On November 4, 2020, the Company’s Compensation Committee approved cash continuity arrangements (the Continuity Compensation) for certain senior management of the Company, including the following recipients: Mr. Blaise Coleman, President and Chief Executive Officer; Mr. Mark Bradley, Executive Vice President and Chief Financial Officer; Mr. Matthew Maletta, Executive Vice President, Chief Legal Officer and Company Secretary; and Mr. Patrick Barry, Executive Vice President and President, Global Commercial Operations. The Continuity Compensation was authorized for each recipient based on the critical nature of the recipient’s leadership and to advance the Company’s management continuity priorities.
The Continuity Compensation approved for the above-named recipients will be equal to one-times the recipient’s base salary: $850,000 for Mr. Coleman; $575,000 for Mr. Bradley; $650,000 for Mr. Maletta; and $550,000 for Mr. Barry, and will be paid in three equal installments within sixty (60) days after each of the following vesting dates: (1) June 15, 2021; (2) September 15, 2021; and (3) December 15, 2021. Payment of any unpaid portion of the Continuity Compensation will be accelerated if a recipient’s employment is terminated by the Company without cause before December 15, 2021 and will be paid within sixty (60) days of the termination date. Any unearned Continuity Compensation will be forfeited if a recipient is terminated for cause or if a recipient resigns before December 15, 2021.

Item 6. Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 19, 2020, by and among BioSpecifics Technologies Corp., Endo International plc, and Beta Acquisition Corp.	001-36326	Current Report on Form 8-K	October 19, 2020
10.1	Support Agreement, dated as of October 19, 2020, by and among Endo International plc, Beta Acquisition Corp and the Marital Trust U/W/O Edwin H. Wegman dated 8-10-06.	001-36326	Current Report on Form 8-K	October 19, 2020
10.2	Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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
Date: November 6, 2020