Form 10-K
period 2020-12-31
Endo International plc
filed 2021-02-26
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the voting common equity (ordinary shares) held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $778,542,515 based on a closing sale price of $3.43 per share as reported on The NASDAQ Global Select Market on that date. Ordinary shares held by each officer and director have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting ordinary shares authorized or outstanding.

The number of ordinary shares, nominal value $0.0001 per share outstanding as of February 18, 2021 was 230,500,639.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement pursuant to Regulation 14A relating to its 2021 Annual General Meeting, to be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

ENDO INTERNATIONAL PLC
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, any future financial results, cost savings, revenues, expenses, net income and income per share, as well as future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us), and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to our business as a result of COVID-19); the timing or results of any pending or future litigation, investigations or claims or actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, tax matters with the U.S. Internal Revenue Service (IRS) and key products such as VASOSTRICT®; unfavorable publicity regarding the misuse of opioids; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in other reports that we file with the Securities and Exchange Commission (SEC). These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I
Item 1.        Business
Overview
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
Endo International plc is an Ireland-domiciled specialty pharmaceutical company. Endo International plc was incorporated in Ireland in 2013 as a private limited company and re-registered effective February 18, 2014 as a public limited company. Endo International plc is a holding company that conducts business through its operating subsidiaries.
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
Our focus is on pharmaceutical products and we target areas where we believe we can build leading positions. Our operating model is based on a lean and nimble structure, the rational allocation of capital and an emphasis on high-value research and development (R&D) targets. While our primary focus is on organic growth, we evaluate and, where appropriate, execute on opportunities to expand through the acquisition of products and companies in areas that we believe serve patients and customers while offering attractive growth characteristics and margins. We believe our operating model and the execution of our corporate strategy will enable us to create shareholder value over the long-term.
The four reportable business segments in which we operate are: (1) Branded Pharmaceuticals, (2) Sterile Injectables, (3) Generic Pharmaceuticals and (4) International Pharmaceuticals. Additional information about our reportable business segments is included throughout this Part I. The results of operations of our reportable business segments are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “RESULTS OF OPERATIONS.” Across all of our reportable business segments, we generated total revenues of $2.90 billion, $2.91 billion and $2.95 billion in 2020, 2019 and 2018, respectively.
For branded products, which we sell primarily through our Branded Pharmaceuticals and Sterile Injectables segments, we seek to invest in products or product candidates that have inherent scientific, regulatory, legal and technical complexities and market such products under recognizable brand names that are trademarked. For products we develop for the United States (U.S.) market, after the completion of required clinical trials and testing, we seek approvals from regulatory bodies such as through the submission of New Drug Applications (NDAs) or Biologics License Applications (BLAs) to the U.S. Food and Drug Administration (FDA). We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes, trade secrets, know-how, innovations and all of our intellectual property are important to our business and achieving a competitive position. However, there can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition. Additional information is included throughout this Part I, Item 1.
Generic products are the pharmaceutical and therapeutic equivalents of branded products and are generally marketed under their generic (chemical) names rather than their brand names. For generic products, which we sell primarily through our Sterile Injectables and Generic Pharmaceuticals segments, our focus is on high-barrier-to-entry products, with an emphasis on complex sterile injectable products, such as ready-to-use (RTU) products, and first-to-file or first-to-market opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges. In the U.S., a first-to-file product refers to a generic product for which the Abbreviated New Drug Application (ANDA) containing a patent challenge (or Paragraph IV certification) to the corresponding branded product’s listed patents was the first to be filed with the FDA. In the U.S., manufacturers that launch first-to-file products, after success in litigating or otherwise resolving related patent challenges, and receive final FDA approval have the opportunity for 180 days of generic marketing exclusivity from competing generic products other than authorized generics. A first-to-market product refers to a product that is the first marketed generic equivalent of a branded product for reasons apart from statutory marketing exclusivity. This can occur, for example, when a generic product is difficult to formulate or manufacture. First-to-market products allow manufacturers to mitigate risks from competitive pressures commonly associated with commoditized generic products. Additional information is included throughout this Part I, Item 1.

Our Strategy
Endo International plc is a specialty pharmaceutical company committed to helping everyone we serve live their best life through the delivery of high-quality, life-enhancing therapies. We are focused on driving long-term growth through a diversified and durable portfolio of businesses, continuing product development and manufacturing and commercialization excellence. Our strategic priorities include expanding and enhancing our portfolio with differentiated and durable products; reinventing how we work to better serve our customers, promote innovation and improve productivity; and being a force for good by embracing and adopting sustainable practices that benefit all of our stakeholders. Specific areas of management’s focus include:
•Branded Pharmaceuticals: Accelerating performance of organic growth drivers in our Specialty Products portfolio, expanding margin in our Established Products portfolio and preparing to enter the medical aesthetics market with the planned spring 2021 launch of QWO® (collagenase clostridium histolyticum-aaes), which was approved by the FDA in July 2020 for the treatment of moderate to severe cellulite in the buttocks of adult women. As further described below under the heading “Select Development Projects,” management is also focused on investing in key product life cycle management and other development opportunities, including in the areas of medical therapeutics and medical aesthetics.
•Sterile Injectables: Focusing on developing branded injectable products with inherent scientific, regulatory, legal and technical complexities, expanding the product portfolio to include other dosages and technologies and developing or acquiring high-barrier-to-entry, generic injectable products that are difficult to manufacture.
•Generic Pharmaceuticals: Focusing on developing or acquiring high-barrier-to-entry products, including first-to-file or first-to-market opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges.
Additionally, we are committed to the adoption of more sustainable practices, including the promotion of diversity and inclusion. While our primary focus is on organic growth, we will continue to evaluate and, where appropriate, execute on opportunities to expand through acquisitions of products and companies. There can be no assurance that we will be successful in executing on our strategy.
Our Competitive Strengths
To successfully execute our strategy, we must continue to capitalize on our following core strengths:
Experienced and dedicated management team. We have a highly skilled and customer-focused management team in critical leadership positions across Endo. Our senior management team has extensive experience in the pharmaceutical and medical aesthetics industry, including improving business performance through organic revenue growth, operational excellence and through the identification, consummation and integration of licensing and acquisition opportunities. This experience is demonstrated through a proven track record of developing businesses and creating value. For example, in recent years, our management team has led our development and commercialization programs for QWO®, which was approved by FDA in July 2020. With our planned launch of QWO® in spring 2021, we expect to build a new category in the medical aesthetics market with the first and only FDA-approved injectable for moderate to severe cellulite in the buttocks of adult women.
Operational excellence. We have efficient, high-quality manufacturing capabilities across a diversified array of dosage forms in the U.S. and India. We believe our comprehensive suite of technology, manufacturing and development competencies increases the likelihood of success in commercializing high-barrier-to-entry products and obtaining first-to-file and first-to-market status on future products, yielding more sustainable market share and profitability. For example, our capabilities in the rapidly growing U.S. market for sterile products afford us with a broader and more diversified product portfolio and a greater selection of targets for potential development.
We believe that our competitive advantages include our integrated team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities; our ability to introduce new generic equivalents for brand-name products; our quality and cost-effective production; our ability to meet customer and/or patient expectations and the breadth of our existing product offerings.
Growth of our branded Specialty Products portfolio while leveraging the strength of our Established Products portfolio. We have assembled a portfolio of branded products offered by our Branded Pharmaceuticals segment to treat and manage conditions in the areas of urology, orthopedics, endocrinology and bariatrics, among others. Additional information on these product portfolios is included below under the heading “Products Overview.”
Optimizing our portfolios to focus on differentiated products. By leveraging operational efficiency and taking actions to optimize our cost structure when appropriate, we aim to be low-cost producers of high-barrier-to-entry products, including products that meet the evolving needs of hospitals and health systems, including RTU sterile injectable products, and first-to-file and first-to-market generic opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges. We believe that focusing on products with these characteristics will result in products with longer life cycles and higher profitability than products without these characteristics.

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
R&D expertise. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. For example, in recent years, our Branded Pharmaceuticals research has focused on leveraging our expertise in collagenase clostridium histolyticum (CCH) and seeking novel indications for this class of biologics. Our Sterile Injectables and Generic Pharmaceuticals segments seek out and develop high-barrier-to-entry products, with an emphasis on complex sterile injectable products, such as RTU products, and first-to-file or first-to-market opportunities. We periodically review our R&D pipeline in order to better direct investment toward those opportunities that we expect will deliver the greatest returns. Our current R&D pipeline consists of products in various stages of development. For additional detail, see “Select Development Projects.” Our R&D and regulatory affairs staff is based primarily in India and Pennsylvania.
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
With our planned launch of QWO® in spring 2021, our expanded sales force will extend its selling efforts and promotional activities to dermatologists, plastic surgeons and aesthetic specialty physicians. In addition to advertising in professional journals, participating in medical meetings and conventions and utilizing direct mail and internet programs to provide descriptive product literature and scientific information to specialists in the medical aesthetics field, we also plan to launch branded and unbranded marketing campaigns across digital, social and television platforms to reach our target consumers.
Our dedicated Sterile Injectables sales and marketing team is focused on health systems and national group purchasing organizations (GPOs). Our customers’ growing complexity requires us to engage directly with key stakeholders and decision makers. Our experienced sales and marketing team is key to growing our existing portfolio and executing on new product launches.
Products Overview
Branded Pharmaceuticals
The following table displays the revenues from external customers of our Branded Pharmaceuticals segment for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Specialty Products:
XIAFLEX®	$316,234	$327,638	$264,638
SUPPRELIN® LA	88,182	86,797	81,707
Other Specialty (1)	92,662	105,241	98,230
Total Specialty Products	$497,078	$519,676	$444,575
Established Products:
PERCOCET®	$110,112	$116,012	$122,901
TESTOPEL®	35,234	55,244	58,377
Other Established (2)	139,356	164,470	236,979
Total Established Products	$284,702	$335,726	$418,257
Total Branded Pharmaceuticals (3)	$781,780	$855,402	$862,832
__________
(1)    Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)    Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)    Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2020 and/or any product having revenues in excess of $100 million during any of the years ended December 31, 2020, 2019 or 2018 or $25 million during any quarterly period in 2020 or 2019.

Specialty Products Portfolio
Endo commercializes a number of products within the market served by specialty distributors and specialty pharmacies and in which healthcare practitioners can purchase and bill payers directly (the buy and bill market). Our current offerings primarily relate to two distinct areas: (i) urology treatments, which focus mainly on Peyronie’s disease (PD) and testosterone replacement therapies (TRT) for hypogonadism and (ii) orthopedics/pediatric endocrinology treatments, which focus on Dupuytren’s contracture (DC) and central precocious puberty (CPP). Key product offerings in this portfolio include the following:
•XIAFLEX®, which is a non-surgical treatment for both DC (for adult patients with an abnormal buildup of collagen in the fingers that limits or disables hand function) and PD (for adult men with a collagen plaque and a penile curvature deformity of thirty degrees or greater at the start of therapy).
•SUPPRELIN® LA, which is a soft, flexible 12-month hydrogel implant based on our hydrogel polymer technology that delivers histrelin acetate, a gonadotropin-releasing hormone agonist, and is indicated for the treatment of CPP in children.
•NASCOBAL® Nasal Spray, which is a prescription nasal spray used as a supplement to treat vitamin B12 deficiency.
•AVEED®, which is a novel, long-acting testosterone undecanoate for injection for the treatment of hypogonadism that is dosed only five times per year after the first month of therapy.
Additionally, QWO® was approved by the FDA in July 2020 for the treatment of moderate to severe cellulite in the buttocks of adult women. The anticipated launch of QWO® is in spring 2021.
Established Products Portfolio
This portfolio’s current treatment offerings primarily relate to two distinct areas: (i) pain management, including products in the opioid analgesics segment and for the treatment of pain associated with post-herpetic neuralgia, and (ii) urology, focusing mainly on the treatment of hypogonadism. Key product offerings in this portfolio include, among others, the following:
•PERCOCET®, which is an opioid analgesic approved for the treatment of moderate-to-moderately-severe pain.
•TESTOPEL®, which is a unique, long-acting implantable pellet indicated for TRT in conditions associated with a deficiency or absence of endogenous testosterone.
•EDEX®, which is a penile injection used to treat erectile dysfunction caused by conditions affecting nerves, blood vessels, emotions and/or a combination of factors.
•LIDODERM®, which is a topical patch product containing lidocaine that is approved for the relief of pain associated with post-herpetic neuralgia, a condition thought to result after nerve fibers are damaged during a case of herpes zoster (commonly known as shingles).
The Company’s pain products, including opioid products, are managed as mature brands and are not and have not been actively promoted for years. In December 2016, the Company announced the elimination of its entire U.S. pain product field sales force.
Sterile Injectables
The following table displays the revenues from external customers of our Sterile Injectables segment for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
VASOSTRICT®	$785,646	$531,737	$453,767
ADRENALIN®	152,074	179,295	143,489
Ertapenem for injection	65,607	104,679	57,668
APLISOL®	36,220	61,826	64,913
Other Sterile Injectables (1)	199,300	185,594	209,729
Total Sterile Injectables (2)	$1,238,847	$1,063,131	$929,566
__________
(1)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the year ended December 31, 2020 and/or any product having revenues in excess of $100 million during any of the years ended December 31, 2020, 2019 or 2018 or $25 million during any quarterly period in 2020 or 2019.
The Sterile Injectables segment includes a product portfolio of more than 30 product families, including branded sterile injectable products that are currently protected by certain patent rights and have inherent scientific, regulatory, legal and technical complexities and generic injectable products that are difficult to formulate or manufacture or face complex legal and regulatory challenges. Our sterile injectables products are manufactured in sterile facilities in vial dosages and are administered at hospitals, clinics and long-term care facilities. The product offerings in this segment include, among others, the following:
•VASOSTRICT®, which is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. VASOSTRICT® is the first and currently the only vasopressin injection with an NDA approved by the FDA.

•ADRENALIN®, which is a non-selective alpha and beta adrenergic agonist indicated for emergency treatment of certain allergic reactions, including anaphylaxis.
•Ertapenem for injection (the authorized generic of Merck Sharp & Dohme Corp.’s (Merck) Invanz®), which is indicated for the treatment of certain moderate to severe infections.
•APLISOL®, which is a sterile aqueous solution of a purified protein derivative for intradermal administration as an aid in the diagnosis of tuberculosis.
•Ephedrine sulfate injection, which is an alpha and beta adrenergic agonist and a norepinephrine-releasing agent indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia.
Generic Pharmaceuticals
The Generic Pharmaceuticals segment includes a product portfolio of approximately 135 generic product families including solid oral extended-release, solid oral immediate-release, liquids, semi-solids, patches (which are medicated adhesive patches designed to deliver the pharmaceutical through the skin), powders, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions) and sprays and includes products that treat and manage a wide of medical conditions.
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
Typically, a generic product may not be marketed until the expiration of applicable patent(s) on the corresponding branded product unless a resolution of patent litigation results in an earlier opportunity to enter the market. For additional detail, see “Governmental Regulation.” However, our generics portfolio also contains certain authorized generics, which are generic versions of branded products licensed by brand drug companies under an NDA and marketed as generics. Authorized generics do not face the same regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the first-to-file ANDA applicant. Our authorized generics include generic versions of our branded products including, for example, lidocaine patch 5% (LIDODERM®). We also aim to be a partner of choice to large companies seeking authorized generic distributors for their branded products. For example, in January 2021, we launched lubiprostone capsules (the authorized generic of Mallinckrodt’s Amitiza®); in January 2020, we launched sucralfate oral suspension 1 gm/10 ml (the authorized generic of AbbVie Inc.’s Carafate®); in April 2019, we launched albuterol sulfate HFA inhalation aerosol (the authorized generic of Merck’s Proventil®); and, in July 2018, we launched colchicine tablets (the authorized generic of Takeda Pharmaceuticals U.S.A., Inc.’s (Takeda) Colcrys®).
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin Labs Inc. (Paladin). The key products of this segment serve various therapeutic areas, including attention deficit hyperactivity disorder, pain, women’s health, oncology and transplantation.
Select Development Projects
XIAFLEX®
XIAFLEX® is currently approved by the FDA and marketed in the U.S. for the treatment of both DC and PD (two separate medical therapeutic indications). In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis, which are continuing to progress. We may in the future develop our XIAFLEX® product for potential additional medical therapeutics indications.
QWO®
QWO® was approved by the FDA in July 2020 for the treatment of moderate to severe cellulite in the buttocks of adult women (a medical aesthetics indication). The anticipated launch of QWO® is in spring 2021. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO®. We may in the future initiate QWO® development programs for potential additional medical aesthetics indications.
As further described in Note 5. Acquisitions and Note 12. License and Collaboration Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report, we completed our acquisition of BioSpecifics Technologies Corp., a Delaware corporation and a commercial-stage biopharmaceutical company (BioSpecifics) in December 2020. Prior to this acquisition, we had a strategic relationship with BioSpecifics since 2004 pursuant to which BioSpecifics was, among other things, entitled to a royalty stream from us related to our collagenase-based therapies, including XIAFLEX® and QWO®. Subsequent to the acquisition, BioSpecifics became our wholly-owned consolidated subsidiary.

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
As of December 31, 2020, these two segments were actively pursuing approximately 80 product candidates, including: (i) approximately 50 ANDAs pending with the FDA, more than half of which represent first-to-file or first-to-market opportunities, and (ii) approximately 30 additional projects in development, approximately 80% of which are associated with our Sterile Injectables segment, including RTU and other more differentiated product candidates.
In 2019, Endo initiated an open-label Phase 1 pharmacokinetic (PK) study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype. Based on the study results, we were issued two new patents by the U.S. Patent and Trademark Office (PTO), both of which expire in 2040. Endo also submitted a Prior Approval Supplement (PAS) application for VASOSTRICT® to the FDA, which was subsequently accepted by the agency and is under review. The timing and outcome of the FDA’s review of the PAS application are within the FDA’s discretion.
We periodically review our development projects in order to better direct investment toward those opportunities that we expect will deliver the greatest returns. This process can lead to decisions to discontinue certain R&D projects that may reduce the number of products in our previously reported pipeline.
Major Customers
We primarily sell our branded and generic products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and government agencies. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and managed care organizations (MCOs). Customers in the managed care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Net revenues from direct customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
AmerisourceBergen Corporation	33%	34%	32%
McKesson Corporation	27%	26%	27%
Cardinal Health, Inc.	24%	25%	26%
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
Competition
Branded Products
Our branded products compete with products manufactured by many other companies in highly competitive markets.
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
Branded Pharmaceuticals
This segment’s major competitors, including Viatris Inc (Viatris), AbbVie Inc., Jazz Pharmaceuticals plc, Takeda Pharmaceutical Company Limited and Horizon Therapeutics Public Limited Company, among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.
Several of this segment’s products, such as PERCOCET®, TESTOPEL®, LIDODERM® and SUPPRELIN® LA, face generic and/or other forms of competition. The degree of generic and/or other competition facing this segment could increase in the future.
Sterile Injectables
This segment’s major competitors, including Hospira, Inc. (a subsidiary of Pfizer Inc.), Fresenius Kabi USA, LLC (Fresenius), Viatris, Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc. (Amneal) and Hikma Pharmaceuticals PLC, among others, vary by product. A significant portion of our sales, including sales to hospitals, clinics and long-term care facilities in the U.S., are controlled by a relatively small number of GPOs, including HealthTrust Purchasing Group, L.P., Premier Inc. and Vizient, Inc. Accordingly, it is important for us to have strong relationships with these GPOs and achieve on-time product launches in order to secure new bid opportunities.
Generic Products
Generic products generally face intense competition from branded equivalents, other generic equivalents (including authorized generics) and therapeutically similar branded or generic products. Our major competitors, including Teva Pharmaceutical Industries Limited, Viatris, Sandoz (a division of Novartis AG), Aurobindo Pharma Limited and Amneal, among others, vary by product.
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
Newly introduced generic products with limited or no other generic competition typically garner higher prices relative to commoditized generic products. As such, our primary strategy is to compete with a focus on high-value, first-to-file or first-to-market opportunities, regardless of therapeutic category, and products that present significant barriers to entry for reasons such as complex formulation or regulatory or legal challenges. For additional detail, see “Our Competitive Strengths - Optimizing our portfolios to focus on differentiated products.”
Even if we are successful in launching generic products with statutory generic exclusivity, competitors may enter the market when such exclusivity periods expire, resulting in significant price declines. Consequently, this segment depends on our continuing ability to select, develop, procure regulatory approvals of, overcome legal challenges to, launch and commercialize new generic products in a timely and cost efficient manner and to maintain efficient, high quality manufacturing capabilities. For additional detail, see “Our Competitive Strengths - Operational excellence.”
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
As of February 18, 2021, we held approximately: 199 U.S. issued patents, 31 U.S. patent applications pending, 494 foreign issued patents and 108 foreign patent applications pending. In addition, as of February 18, 2021, we had licenses for approximately 43 U.S. issued patents, 5 U.S. patent applications pending, 127 foreign issued patents and 54 foreign patent applications pending. The following table sets forth, as of February 18, 2021, the year of expiration relating to certain of our products:

Relevant Product	Patent Expiration (1)(2)
VASOSTRICT®	2035
NASCOBAL® Nasal Spray	2024
AVEED®	2027
ADRENALIN®	2035
__________
(1)Our license agreements for the patents in the table above extend to or beyond the patent expiration dates.
(2)The expiration of a basic product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products or biosimilars against the originally patented product and can result in a significant reduction in revenues for that product in a very short period of time that may never be reversed. In some cases, however, we can continue to obtain commercial benefits from product manufacturing trade secrets, patents on uses for products, patents on processes and intermediates for the economical manufacture of the active ingredients or patents for special formulations of the product or delivery mechanisms.
In addition to the products listed in the table above, we have obtained and are seeking additional patent protection for several of our other products that will expire into the late 2030s/early 2040s, including for XIAFLEX® and QWO®, which we plan to launch in spring of 2021. While these patents in the aggregate are believed to be of material importance in the operation of our business, other than those listed in the table above, we believe no single patent is material in relation to the Company’s business as a whole.
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
Additionally, any pending or future patent applications made by us or our subsidiaries, our license partners or entities we may acquire in the future are subject to risks and uncertainties. The coverage claimed in any such patent applications could be significantly reduced before the patent is issued and there can be no assurance that any such applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and certain U.S. patent applications are not disclosed until the patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference and other inter-parties proceedings declared by the PTO to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that any patents, if issued, will be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. See Item 1A. Risk Factors - “Our ability to protect and maintain our proprietary and licensed third party technology, which is vital to our business, is uncertain.”
We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or trade secrets or to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation or that any successful challenge to our intellectual property rights, especially with respect to our most significant products such as VASOSTRICT®, will not result in a significant loss of revenue. See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

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
FDA approval is typically required before any new pharmaceutical or biologic product can be marketed. An NDA or BLA is a filing submitted to the FDA to obtain approval of new chemical entities and other innovations for which thorough applied research is required to demonstrate safety and effectiveness in use. The process generally involves, among other things:
•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;
•submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may begin in the U.S.;
•approval by an independent institutional review board before each trial may be initiated and continuing review during the trial;
•performance of human clinical trials, including adequate and well-controlled clinical trials in accordance with good clinical practice, the protocol and the IND to establish the safety and efficacy of the proposed product for each intended use;
•submission to the FDA of an NDA or BLA for marketing approval, which must include data from preclinical testing and clinical trials;
•satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing processes and facility or facilities to assess compliance with the FDA’s current Good Manufacturing Practice (cGMP) regulations and/or review of the Chemistry, Manufacturing and Controls section of the NDA or BLA to assess whether the facilities, methods and controls are adequate to preserve the proposed product’s identity, strength, quality, purity and potency;
•payment of user fees for FDA review of an NDA or BLA unless a fee waiver applies;
•agreement with the FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy (REMS);
•satisfactory completion of an FDA advisory committee review, if applicable; and
•approval by the FDA of the NDA or BLA.
Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined. Those phases include:
•Phase 1 trials generally involve testing the product for safety, adverse effects, dosage, tolerance, absorption, distribution, metabolism, excretion and other elements of clinical pharmacology.
•Phase 2 trials typically involve a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.
•Phase 3 trials are undertaken in an expanded patient population, typically at dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling.
Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Clinical trials, clinical investigators and the trial sponsor are also subject to regulatory inspections by the FDA and other regulatory authorities to confirm compliance with applicable regulatory standards. The process of completing clinical trials for a new product may take many years and require the expenditures of substantial resources. See Item 1A. Risk Factors - “The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business, including withdrawal or suspension of existing products.”
As a condition of approval of an NDA or BLA, the FDA may require further studies, including Phase 4 post-marketing studies or post-marketing data reporting, such as evaluating known or signaled safety risks. Results of post-marketing programs may limit or expand the future marketing of the products and result in the FDA requiring labeling changes, including the addition of risk information.
For some products, the FDA may require a REMS to confirm that a drug’s benefits outweigh its risks. REMS could include medication guides, physician communication plans or other elements. See Item 1A. Risk Factors - “The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business, including withdrawal or suspension of existing products.”

In most instances, FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and generally instead relies principally on bioequivalence studies. Bioequivalence generally involves a comparison of the rate of absorption and levels of concentration of a generic product in the body with those of the previously approved product. When the rate and extent of absorption of systemically acting test and reference drugs are considered the same under the bioequivalence requirement, the two products are considered bioequivalent and are generally regarded as therapeutically equivalent (so long as the products also have the same active ingredient(s), strength/concentration, dosage form and route of administration), meaning that a pharmacist can substitute the generic product for the reference-listed drug. Under certain circumstances, an ANDA may also be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved product in active ingredient, route of administration, dosage form or strength. In September 2007 and July 2012, the U.S. Congress re-authorized pediatric testing legislation, which now requires ANDAs approved via the suitability petition route to conduct pediatric testing. The timing of final FDA approval of an ANDA application depends on a variety of factors, including whether the applicant challenges any listed patents for the reference-listed drug and whether the manufacturer of the reference-listed drug is entitled to one or more statutory exclusivity periods during which the FDA is prohibited from finally approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, thus blocking ANDAs from being approved even after the patent expiration date.
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
Some pharmaceutical products are available in the U.S. that are not the subject of an FDA-approved NDA. In 2011, the FDA’s Center for Drug Evaluation and Research (CDER) Office of Compliance modified its enforcement policy with regard to the marketing of such “unapproved” marketed products (the Unapproved Drug Initiative). Under CDER’s revised guidance, the FDA encourages manufacturers to obtain NDA approvals for such products by requiring unapproved versions to be removed from the market after an approved version has been introduced, subject to a grace period at the FDA’s discretion. This grace period is intended to allow an orderly transition of supply to the market and to mitigate any potential related product shortage. Depending on the length of the grace period and the time it takes for subsequent applications to be approved, this may result in a period of de facto market exclusivity to the first manufacturer that has obtained an approved NDA for the previously unapproved marketed product. In November 2020, the Department of Health and Human Services announced that it was withdrawing its Unapproved Drugs Compliance Policy Guidance and terminating the Unapproved Drug Initiative described above.
Over-the-counter (OTC) products may, depending on ingredients and proposed label claims, be marketed pursuant to the OTC monograph process or could require NDA or ANDA approval. The OTC monograph process allows for OTC products to be marketed without pre-market approval and generally does not require clinical studies. The Over-the-Counter Monograph Safety, Innovation, and Reform Act, enacted on March 27, 2020, modified this process by introducing administrative orders as a replacement to rulemaking for the development of OTC monographs.
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

More recently, in December 2019, the Further Consolidated Appropriations Act, 2020 (FCAA 2020) became law. Section 610 of Division N Title I, titled “Actions for Delays of Generic Drugs and Biological Products,” provides generic (ANDA and 505(b)(2)) and biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer, or a generic or biosimilar manufacturer, necessary for approval of the developers’ generic or biosimilar product. If a generic or biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of section 610 is to promote competition by facilitating the timely entry of lower-cost generic and biosimilar products. In addition, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Among other provisions, the CARES Act made a number of changes to the FFDCA aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed legislative and executive actions, including executive orders, to incentivize or compel drug manufacturing operations to relocate to the U.S.
A sponsor of an NDA is required to identify, in its application, any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in a publication referred to as the Orange Book. Any person that files an ANDA or NDA under Section 505(b)(2) of the FFDCA referencing the approved drug must make a certification in respect to any listed patents for the reference drug. The FDA may not approve such an ANDA or 505(b)(2) application until expiration of the reference drug’s listed patents unless (i) the applicant certifies that the listed patents are invalid, unenforceable and/or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the listed drug of the basis upon which the patents are challenged and (ii) the holder of the listed drug does not sue the later applicant for patent infringement within 45 days of receipt of notice. Under the current law, if an infringement suit is filed, the FDA may not approve the later application until the earliest of: (i) 30 months after submission, (ii) entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed, (iii) such time as a court may order or (iv) expiration of the patent.
One of the key motivators for challenging patents is the 180-day marketing exclusivity period granted to the developer of a generic version of a product that is the first to have a substantially complete ANDA received for review by the FDA and whose filing includes a certification that a reference product’s listed patent(s) are invalid, unenforceable and/or not infringed (a Paragraph IV certification) and that otherwise does not forfeit eligibility for the exclusivity. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, with accompanying amendments to the Drug Price Competition and Patent Term Restoration Act (the Hatch-Waxman Act), this marketing exclusivity would begin to run upon the earlier of the commercial launch of the generic product or upon an appellate court decision in the generic company’s favor or in favor of another ANDA applicant who had filed with a Paragraph IV certification and has tentative approval. In addition, the holder of the NDA for the listed drug may be entitled to certain non-patent exclusivity during which, depending on the type of exclusivity, the FDA either cannot accept or approve an application for a competing ANDA generic product or 505(b)(2) NDA product with the same active moiety. Depending on the exclusivity, the protection may apply to all of the reference drug’s approved conditions of use, or may be limited to a certain condition of use or other protected label information.
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

The federal government may continue to pursue legislation aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. State governments also may continue to enact similar cost containment or transparency legislation. These efforts could have material consequences for the pharmaceutical industry and the Company. From time to time, legislative changes are made to government healthcare programs that impact our business. The U.S. Congress continues to examine various Medicare and Medicaid policy proposals that may result in a downward pressure on the prices of prescription products in these programs. See Item 1A. Risk Factors - “The availability of third party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided.”
Under the PPACA, pharmaceutical manufacturers of branded prescription products must pay an annual fee to the federal government. Each individual pharmaceutical manufacturer must pay a prorated share of the total industry fee based on the dollar value of its branded prescription product sales to specified federal programs. The total industry fee was $4.1 billion for 2018 and $2.8 billion per year for years subsequent to 2018.
Uncertainty continues to exist about the future of the PPACA as the past administration and congressional leaders took steps to repeal key PPACA provisions. For example, the Tax Cuts and Jobs Act of 2017 (TCJA) repealed the requirement that individuals maintain health insurance coverage or face a penalty (known as the individual mandate). The removal of this provision and pending court challenges to the PPACA (including before the U.S. Supreme Court to review a December 2019 ruling in the U.S. Court of Appeals for the Fifth Circuit finding the individual mandate of the PPACA to be unconstitutional), threaten the stability of the insurance marketplace and may have consequences for the coverage and accessibility of prescription drugs. The current administration intends to strengthen and build upon the PPACA.
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
The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute and implementing regulations provide for certain exceptions for “safe harbors” for certain discounting, rebating or personal services arrangements, among other things, which were amended in 2020. However, the lack of uniform court interpretation of the Anti-Kickback Statute, coupled with novel enforcement theories by government authorities and stayed implementation of certain regulatory changes, make compliance with the law difficult. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.
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
In Canada, the Regulations Amending the Patented Medicines Regulations (Additional Factors and Information Reporting Requirements) (the Amendments) were originally scheduled to come into force on July 1, 2020. Due to the COVID-19 pandemic, the Amendments have been delayed and are now set to come into force on July 1, 2021. The Amendments will introduce a number of changes to the regulation of Canadian drug prices by the PMPRB. The PMPRB is an administrative board with a mandate to protect Canadians from excessive pricing of patented medicines. Pharmaceutical manufacturers that are patentees are required to report applicable patents and file sales information so the PMPRB can monitor for excessive pricing as long as the product is considered to be a patented medicine. If it is determined the average price for a patented medicine is too high based on pricing tests developed by the PMPRB, a payment must be made to the PMPRB to offset the excessive revenues that were generated and/or the price of the medicine must be reduced. The PMPRB’s authority to regulate the price of a drug product is linked to patent protection, specifically when there is a patent to an invention that is intended or capable of being used for medicine or for the preparation or production of medicine.
For patented medicines approved by Health Canada after August 21, 2019 (a cutoff date tied to the date of publication of the Amendments and not impacted by the delayed coming-into-force date), the Amendments will allow the PMPRB to consider additional factors when assessing whether a price is excessive: pharmacoeconomic value of the medicine in Canada, the size of the market for the medicine in Canada and the gross domestic product (GDP) and GDP per capita of Canada. For all patented medicines (regardless of the date of marketing authorization), the Amendments change the set of countries that the PMPRB uses for international price comparisons when assessing whether the Canadian price is excessive. Under the current regulations, the price of a Canadian medicine is compared to the price of that medicine in seven other countries, including the U.S. and Switzerland. The Amendments define a new set of eleven comparator countries, and the U.S. and Switzerland are no longer part of this basket. The implementation of the new set of comparator countries is expected to cause a decrease to permissible ceiling prices in Canada. Based on updated draft guidelines published by the PMPRB in June 2020 (public consultations for which are now closed), the ceiling price for a medicine is expected to be established as the median international ex-factory list price of the eleven comparator countries for most patented medicines. According to the Regulatory Impact Analysis Statement that accompanied the publication of the Amendments, the Canadian government anticipates that the Amendments will result in 10-year total savings to public, private and out of pocket-payers of 8.8 billion Canadian dollars as a result of lower patented medicine costs.
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
Refer to Note 12. License and Collaboration Agreements and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.

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
License & Collaboration Agreements and Acquisitions
We continue to seek to enhance our product line and develop a diversified portfolio of products through product acquisitions and in-licensing or acquiring licenses to products, compounds and technologies from third parties. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all R&D expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. Refer to Note 12. License and Collaboration Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
Human Capital Resources
As of February 18, 2021, we have 3,397 employees, of which 396 are engaged in R&D and regulatory work, 465 in sales and marketing, 1,288 in manufacturing, 729 in quality assurance and 519 in general and administrative capacities. With the exception of certain production personnel in our Rochester, Michigan manufacturing facility, our employees are generally not represented by unions. We believe that our relations with our employees are good.
Wellness and Safety
We want our team members to lead healthy lives so that, together as a team, we can better support our vision of helping everyone we serve live their best life. We offer programs intended to promote team members’ physical, personal and financial well-being including medical benefits, disease management programs, stress management support, smoking cessation assistance and discounts for gym memberships. We also want to support the financial well-being of our team members and offer educational sessions on how to take advantage of Endo’s Savings and Investment Plan, as well as our tax-free saving and spending accounts. We have a robust safety program designed to educate team members about best practices and to record and/or report safety issues so that we can learn from them and continuously improve.
Career Development
Endo offers a fast-paced and challenging work environment in which people are encouraged to grow, both professionally and personally. The Company provides a variety of training programs and an educational assistance program to help team members improve their job-related skills and long-term career potential.
Diversity and Inclusion
At Endo, our diversity unites us. We are committed to cultivating, valuing and embracing every person’s distinct voice. This includes promoting an environment where our team members welcome the various dimensions of our workplace culture driven by differences in races, genders (including gender identity or expression), national origin, color, sexual orientation, disability status, age and all other unique characteristics. We believe these varied perspectives are valuable and can fuel our innovation and help drive our success. We recently established a Diversity, Equity and Inclusion (DE&I) Senior Leadership Council, sponsored by our Chief Executive Officer, and hired a Diversity, Equity and Inclusion Leader. Together, they are focused on promoting and maintaining a more diverse, equitable and inclusive culture at Endo.
Information about our Executive Officers
The following table sets forth, as of February 26, 2021, information about our executive officers:

Name	Age	Position and Offices
Blaise Coleman	47	President and Chief Executive Officer
George Apostol, M.D.	48	Executive Vice President and Global Head of Research and Development
Patrick Barry	53	Executive Vice President and President, Global Commercial Operations
Mark Bradley	51	Executive Vice President and Chief Financial Officer
Matthew J. Maletta	49	Executive Vice President and Chief Legal Officer

Blaise Coleman was appointed President and Chief Executive Officer and a member of the Board of Directors, effective March 2020. He previously served as Executive Vice President and Chief Financial Officer since December 2016. He joined Endo in January 2015 as Vice President of Corporate Financial Planning & Analysis, and was then promoted to Senior Vice President, Global Finance Operations in November 2015. Prior to joining Endo, Mr. Coleman held a number of finance leadership roles with AstraZeneca, most recently as the Chief Financial Officer of the AstraZeneca/Bristol-Myers Squibb US Diabetes Alliance. Prior to that, he was the Head of Finance for the AstraZeneca Global Medicines Development organization based in Mölndal, Sweden. Mr. Coleman joined AstraZeneca in 2007 as Senior Director Commercial Finance for the US Cardiovascular Business. He joined AstraZeneca from Centocor, a wholly-owned subsidiary of Johnson & Johnson, where he held positions in both the Licenses & Acquisitions and Commercial Finance organizations. Mr. Coleman’s move to Centocor in early 2003 followed 7 years’ experience with the global public accounting firm, PricewaterhouseCoopers LLP. Mr. Coleman is a Certified Public Accountant; he holds a Bachelor of Science degree in accounting from Widener University and an M.B.A. from the Fuqua School of Business at Duke University.
George Apostol, M.D. was appointed Global Head of Research and Development, effective May 2020, and Executive Vice President, effective November 2020. In this role, he has responsibility for all R&D work for current and future products in the Company’s branded, generic, sterile injectables and aesthetics divisions. Prior to joining Endo, Dr. Apostol was the Vice President of Global Development at Takeda (formerly Shire) since May 2015, where he led three major development programs, from the pre-clinical stage through post-commercialization. Before that, he supported the neuroscience division of Novartis as the Franchise Medical Head in Europe and as the Global Program Medical Director. Dr. Apostol also held clinical development roles at Abbott, Pfizer and Eli Lilly and Company. Over nearly two decades in the pharmaceutical industry, Dr. Apostol has built broad drug development expertise, established multiple accomplished R&D teams, published more than 20 articles in peer-reviewed medical journals and lectured at various scientific events, with a focus on rare diseases. He holds an M.D. degree from the Carol Davila Medical School in Romania and a M.S. in Clinical Research from University of Minnesota, Minneapolis.
Patrick Barry was appointed Executive Vice President and President, Global Commercial Operations, effective April 2020. In this role, he has responsibility for the Company’s global commercial organization across each of Endo’s four reportable business segments, including Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. He formerly served as Executive Vice President and Chief Commercial Officer, U.S. Branded Business since February 2018, after joining Endo in December 2016 as Senior Vice President, U.S. Branded Pharmaceuticals. Prior to joining Endo, Mr. Barry worked at Sanofi S.A. from 1992 until December 2016, holding roles of increasing responsibility in areas such as Sales Leadership, Commercial Operations, Marketing, Launch Planning and Training and Leadership Development. Most recently, he served at Sanofi S.A. as its General Manager and Head of North America General Medicines starting in September 2015 and as Vice President and Head of U.S. Specialty from April 2014 until August 2015. During this time, Mr. Barry oversaw three complex and diverse businesses with responsibility for leading sales and marketing activities for branded and generic products across the U.S. and Canada. He has a diverse therapeutic experience including aesthetics and dermatology, oncology, urology, orthopedics and medical device and surgical experience. He has an M.B.A. from Cornell University, Johnson School of Management and a B.A. in Public Relations and Marketing from McKendree University.
Mark Bradley was appointed Executive Vice President and Chief Financial Officer, effective March 2020. He previously served as Senior Vice President, Corporate Development & Treasurer since June 2017. Mr. Bradley joined Endo in January 2007 as a Finance Director and has held various positions of increasing responsibility since joining the Company. Prior to joining Endo, he spent nearly 7 years as a management consultant, most recently with Deloitte Consulting, providing a broad range of strategic and operational advice and services to senior executives across a number of industries. In addition, Mr. Bradley served as a Finance Director for an industrial products company for approximately 2 years. He spent the first 5 years of his career in public accounting at Ernst & Young LLP. Mr. Bradley is a licensed Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Saint Joseph’s University and a Master of Business Administration from The University of Texas at Austin.
Matthew J. Maletta was appointed Executive Vice President and Chief Legal Officer, effective May 2015, where he has global responsibility for all legal matters affecting the Company. Prior to joining Endo in 2015, Mr. Maletta served as Vice President, Associate General Counsel and Corporate Secretary of Allergan. In this position, he served as an advisor to the Chief Executive Officer and Board of Directors and supervised several large transactions, including the $70 billion acquisition of Allergan by Actavis in 2015. Mr. Maletta also played a key role defending Allergan from an unsolicited takeover bid by Valeant Pharmaceuticals and Pershing Square Capital Management in 2014. Mr. Maletta joined Allergan in 2002 and during his tenure, held roles of increased responsibility, including serving as the lead commercial attorney for Allergan’s aesthetics businesses for several years and as Head of Human Resources in 2010. Prior to joining Allergan, Mr. Maletta was in private practice, focusing on general corporate matters, finance, governance, securities and transactions. He holds a B.A. degree in political science from the University of Minnesota, summa cum laude and Phi Beta Kappa, and a J.D. degree, cum laude, from the University of Minnesota Law School.
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
Item 1A.    Risk Factors
Risk Factor Summary
The following is a summary of the risk factors contained in this Annual Report on Form 10-K that could adversely affect our business, financial condition, results of operations and cash flows. In addition to this summary, we encourage you to carefully review the full risk factors in their entirety.
Business Related Risks
•We operate in a highly competitive industry.
•Other pharmaceutical companies may obtain approval for competing versions of our products.
•Pharmacies or outsourcing facilities may produce compounded versions of our products.
•We may fail to successfully identify, develop, maintain or introduce products.
•Uncertainties exist regarding our acquisition and licensing strategy.
•Asset sales could adversely affect our prospects and opportunities for growth.
•Third party reimbursement for our products is uncertain.
•Price levels may be reduced because of social or political pressures.
•Our business is highly dependent upon market perceptions of us, our brands and the safety and quality of our products.
•Our business and financial condition may be adversely affected by legislation.
•Our customer concentration may adversely affect us.
•We are currently dependent on outside manufacturers for the manufacture of a significant amount of our products.
•We are dependent on third parties to supply raw materials used in our products and to provide services.
•We have limited experience in manufacturing biologic products and may encounter difficulties in our manufacturing processes.
•The DEA could limit the availability of active ingredients and the production of products.
•We rely on our ability to retain our key personnel and to continue to attract additional professional staff.
•Our operations could be disrupted if our information systems fail, if we are unsuccessful in implementing necessary upgrades or if we are subject to cyber-attacks.
•We are subject to risks related to our global operations.
•We are subject to risks regarding widespread health problems, including the recent global coronavirus.
Litigation and Liability Related Risks
•We expect to continue to be the subject of lawsuits, product liability claims, other significant legal proceedings, governmental investigations or product recalls.
•We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities.
•Public concern around the abuse of opioids or other products, including law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse and litigation could result in costs to our business.
Financial and Liquidity Related Risks
•Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties.
•Potential impairments of goodwill and other intangibles may significantly impact our profitability.
•Our substantial indebtedness could adversely affect our financial position.
•Replacement of or changes in the method of determining the London Interbank Offered Rate (LIBOR) could adversely affect us.
•We are restricted by covenants in our debt agreements and a default may result in acceleration of certain of our indebtedness.
•We may not realize the anticipated benefits from our strategic actions.
Legal and Regulatory Related Risks
•Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny and private litigation in the U.S. and abroad.
•We are subject to various laws and regulations pertaining to the marketing of our products and services.
•The pharmaceutical industry is heavily regulated, which creates uncertainty and substantial compliance costs.

•We are subject to complex reporting and payment obligations under Medicaid and other drug pricing programs.
•Decreases in the degree to which individuals are covered by healthcare insurance could result in decreased use of our products.
•Regulatory or other factors may cause us to be unable to manufacture products or face interruptions in our manufacturing process.
•We may fail to obtain regulatory approval or maintain compliance with requirements in non-U.S. jurisdictions.
•The use of generic products may be limited through legislative, regulatory and other efforts.
•New tariffs and evolving trade policy between the U.S. and other countries, including China, could adversely affect us.
•We are subject to health information privacy and data protection laws that include penalties for noncompliance.
Intellectual Property Related Risks
•Our ability to protect and maintain our proprietary and licensed third party technology, which is vital to our business, is uncertain.
•Third party allegations of intellectual property infringement, unfavorable outcomes in litigation and “at-risk” product launches could adversely affect us.
Risks Related to our Ordinary Shares
•The trading prices of our securities have been volatile, and investments in our securities could decline in value.
•We have no plans to pay regular dividends on our ordinary shares or to conduct ordinary share repurchases.
•Shareholder activism could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price.
Tax Related Risks
•Future changes to tax laws could materially adversely affect us.
•The IRS may not agree with the conclusion that we should be treated as a non-U.S. corporation.
•The effective rate of taxation upon our results of operations is dependent on multi-national tax considerations.
•The IRS and other taxing authorities may continue to challenge our tax positions and we may not be able to successfully maintain such positions.
•Our ability to use U.S. tax attributes to offset U.S. taxable income may be limited.
Structural and Organizational Risks
•Irish law differs from the laws in effect in the U.S. and may afford less protection to our shareholders.
•Takeover attempts will be subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.
•We are an Irish company and it may be difficult to enforce judgments against us or certain of our officers and directors.
Risk Factors
The following risk factors could adversely affect our business, financial condition, results of operations and cash flows. These are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial could also adversely affect our business, financial condition, results of operations and cash flows.
Business Related Risks
We operate in a highly competitive industry.
The pharmaceutical industry is intensely competitive and we face competition in both our U.S. and international branded and generic pharmaceutical business. Competitive factors include, without limitation, product development, technological innovation, safety, efficacy, commercialization, marketing, promotion, product quality, price, cost-effectiveness, reputation, service, patient convenience and access to scientific and technical information. Many of our competitors have, and future competitors may have, greater resources than we do, and we cannot predict with certainty the timing or impact of competitors’ products and commercialization strategies. Furthermore, recent market consolidation in this industry may further concentrate financial, technical and market strength and increase competitive pressure in the industry. In addition, our competitors may make greater R&D investments and have more efficient or superior processes and systems and more experience in the development of new products that permit them to respond more quickly to new or emerging technologies and changes in customer demand which may make our products or technologies uncompetitive or obsolete. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products or programs. If we fail to compete successfully, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Many of our branded products do not currently compete with on-market generic products but are likely to face generic competition in the future. While the entrance of generic competitors could occur at any time and cannot be predicted with certainty, generic competition often follows shortly after the loss of patent protection. See “Patents, Trademarks, Licenses and Proprietary Property” in Part I, Item 1 of this report “Business” for additional information. Similarly, generic products we currently sell with generic exclusivity could in the future be subject to competition from other generic competitors. Some of our other products, including both branded and generic products, face generic competition and the risk of additional generic competitors entering the market. Manufacturers of generic products typically invest far less in R&D than research-based companies. Additionally, generic competitors, including Asian or other overseas generic competitors, may be able to manufacture products at costs lower than us. For these reasons, competitors may price their products lower than ours, and such differences could be significant. Due to lower prices, generic versions, where available, may be substituted by pharmacies or required in preference to branded versions under third-party reimbursement programs. As a result, generic competition could have a material adverse effect on our business, financial condition, results of operations and cash flows. Legislation encouraging early and rapid approval of generic drugs could also increase the degree of generic competition we face. See the risk factor “If other pharmaceutical companies use litigation and regulatory means to obtain approval for generic, biosimilar, OTC or other competing versions of our products, our sales may suffer” for more information.
In addition, our generics business faces competition from brand-name pharmaceutical companies, which have taken and may continue to take aggressive steps to thwart or delay competition from generic equivalents of their brand-name products, including bringing litigation alleging patent infringement or other violations of intellectual property rights. The actions taken by competing brand-name pharmaceutical companies may increase the costs and risks associated with our efforts to introduce generic products and may delay or prevent such introduction altogether. For example, if a brand-name pharmaceutical company’s patent were held to be valid and infringed by our generic products in a particular jurisdiction, we would be required to either obtain a license from the patent holder or delay or cease the manufacture and sale of such generic product. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If other pharmaceutical companies use litigation and regulatory means to obtain approval for generic, biosimilar, OTC or other competing versions of our products, our sales may suffer.
Various manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of our key pharmaceutical products including, but not limited to, LIDODERM®, VASOSTRICT®, ADRENALIN® and AVEED®. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. In the case of LIDODERM®, we no longer have patent protection in the markets where we sell these products and our revenues related to LIDODERM® have been significantly impacted by competing generic versions.
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

In the case of VASOSTRICT®, beginning in April 2018, Par Sterile Products, LLC (PSP LLC) and Par Pharmaceutical, Inc. (PPI) received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/NDAs for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In December 2020, we separately filed suit against Eagle Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited in the U.S. District Court for the District of New Jersey in connection with a newly issued VASOSTRICT® genotyping patent. Beginning in May 2020 through January 2021, we reached settlements with American Regent, Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Fresenius, Aurobindo Pharma Limited and Dr. Reddy’s Laboratories, Inc. We have voluntarily dismissed all cases pending against those defendants. The remaining Delaware cases against Eagle Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC have been consolidated and trial is presently scheduled for July 2021; however, a trial may occur later as timing remains uncertain due to the impact of COVID-19 and other factors. We intend to pursue all available legal, business and regulatory avenues in defense of VASOSTRICT®, including enforcement of our intellectual property rights. However, there can be no assurance that we will be successful. The introduction of any competing versions of VASOSTRICT® could result in significant reductions to our market share, revenues and cash flows, both in the short term and long term, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are currently ongoing legal proceedings brought by us and/or our subsidiaries and, in certain cases, our third party partners, against manufacturers seeking FDA approval for generic versions of our products. For a description of the material related legal proceedings, see Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
Our financial results depend, to a significant extent, upon our ability, and the ability of our partners, to identify, develop, obtain regulatory approval for, launch and commercialize a pipeline of commercially successful branded and generic products, including first-to-file or first-to-market opportunities. Due to the significant competition we face and the importance of being the first (or one of the first) to market, no assurances can be given that we will be able to develop, introduce and maintain commercially successful products in the future. For example, in the case of colchicine tablets (the authorized generic of Takeda’s Colcrys®), we face competition from Viatris and other manufacturers. In November 2019, Viatris launched its generic version of Colcrys® but agreed to temporarily suspend its sales pending the outcome of preliminary injunction proceedings in the litigation by Takeda against Viatris. These orders have since been lifted as of March 2020 and Viatris and other manufacturers have entered or re-entered the market, which significantly impacted our revenues from colchicine tablets. Similar competition could cause our revenues to decrease significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The process of developing and obtaining regulatory approvals for new products is time-consuming, costly and inherently unpredictable. Even if we are able to identify and develop additional product candidates, we may fail to obtain exclusive marketing rights, such as the 180-day ANDA first-filer marketing exclusivity period provided for in the Hatch-Waxman amendments to the FFDCA or the 180-day exclusivity for competitive generic therapies established by the FDA Reauthorization Act of 2017, for such product candidates. Even if we were to secure such exclusivities, risks associated with securing timely approval, as well as risks of unfavorable litigation dispositions, put such exclusivities at risk of being forfeited. The approval of our ANDAs may also be stayed by the FDA for up to 30 months if such ANDAs become the subject of patent litigation. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants or with authorized generics that are not prohibited from sale during the 180-day marketing exclusivity period. Our revenues have historically included sales of generic products with limited competition resulting from marketing exclusivity or other factors, and the failure to timely and effectively file any NDA, ANDA, BLA or Supplemental Biologics License Application (sBLA) with the FDA or similar filings with other regulatory agencies, or to partner with parties that have obtained marketing exclusivity, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, the successful commercialization of a product is subject to a number of factors, including:
•the effectiveness, ease of use and safety of our products as compared to existing products;
•customer demand and the willingness of physicians and customers to adopt our products over products with which they may have more loyalty or familiarity and overcoming any biases toward competitors’ products or against our products;
•the cost of our products compared to alternative products and the pricing and commercialization strategies of our competitors;
•the success of our launch and marketing efforts;
•adverse publicity about us, our products, our competitors and their products or the industry as a whole or favorable publicity about competitors or their products;
•the advent of new and innovative alternative products;
•any unforeseen issues or adverse developments in connection with our products and any resulting litigation, regulatory scrutiny and/or harm to our reputation; and
•other risks that may be out of our control, including the decision by a collaboration partner to make substantial changes to a product’s formulation or design, or a collaboration partner refusing to perform its obligations under our collaboration agreement, which may cause delays and additional costs in developing and marketing a product.
In particular, the commercial success of QWO® depends upon several factors, including our success in educating aesthetic specialty physicians and clinicians, as well as consumers, about the benefits, administration and safety of QWO®; the willingness of consumers to pay for QWO® relative to other discretionary items; the results of QWO® development programs for potential additional medical aesthetics indications; and our ability to maintain compliance with regulatory requirements applicable to QWO®.
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

Acquisitions of companies may expose us to additional risks, which may be beyond our control and may have a material adverse effect on our business, financial condition, results of operations and cash flows. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to the integration of an acquired business into our practices and operations. Any integration process may be disruptive and may not achieve realization of expected benefits. The difficulties of combining operations of companies include, among others:
•diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost or tax savings, synergies, business opportunities and growth prospects from the combination of the businesses;
•difficulties in the integration of operations and systems;
•the impact of pre-existing legal and/or regulatory issues;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the companies;
•difficulties in the assimilation of employees and retention of key personnel;
•difficulties in managing the expanded operations of a larger and more complex company;
•challenges in retaining existing customers and obtaining new customers;
•potential unknown liabilities or larger liabilities than projected;
•unforeseen increases to expenses or other adverse consequences associated with the transaction; and
•difficulties in coordinating a geographically dispersed organization.
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
We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, in 2017, we divested of both Litha Healthcare Group Limited and certain assets acquired from Aspen Holdings in October 2015 (Litha) and Grupo Farmacéutico Somar, S.A.P.I. de C.V. (Somar). We have also divested of certain intellectual property rights throughout 2018, 2019 and 2020. We will continue to explore the sale of certain non-core assets. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, we may be forced to sell assets in response to liquidation or other claims described herein, and any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The availability of third party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third party reimbursement is not adequately provided.
Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products, (ii) refusing, in some cases, to provide any coverage for off-label uses for products and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products. For instance, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal and state legislation and rules, as well as executive orders, designed to, among other things: (i) reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician administered drugs to the prices of drugs in other countries; (ii) reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; (iii) bring more transparency to how manufacturers price their medicines; (iv) enable the government to directly negotiate prices for drugs covered under Medicare; (v) revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including with regard to the manner in which pharmaceutical manufacturers may provide copayment assistance to patients and the identification of “line extension” drugs, which affect the amount of rebates that manufacturers must pay on prescription drugs under Medicaid; (vi) eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors; (vii) create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers; and (viii) and facilitate the importation of certain lower-cost drugs from other countries. In addition, state legislatures have enacted legislation and regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation of drugs from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. While we cannot predict the final form of pending legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, could significantly reduce the coverage and levels of reimbursement for products.
The unavailability of or a reduction in the reimbursement of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience pricing pressure on our products due to social or political pressures, which would reduce our revenue and future profitability.
We may experience downward pricing pressure on our products due to social or political pressures, which would reduce our revenue and future profitability. Price increases have resulted in increased public and governmental scrutiny of the cost of pharmaceutical products. For example, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies in connection with an investigation into pricing practices conducted by the DOJ. Several state attorneys general also have commenced drug pricing investigations and filed lawsuits against pharmaceutical companies, including PPI, and the U.S. Senate has investigated a number of pharmaceutical companies relating to price increases and pricing practices. Our revenue and future profitability could be negatively affected if these or other inquiries were to result in legislative or regulatory proposals limiting our ability to increase or maintain the prices of our products.

In addition, the federal government and a number of federal legislators have continued to scrutinize pharmaceutical prices and are seeking ways to lower prices. For example, the former Trump Administration’s “Blueprint” on pharmaceutical prices describes a number of mechanisms for lowering manufacturer list prices and reducing patient out-of-pocket costs. Although the Blueprint contains a number of policy objectives, we cannot know whether the Biden Administration will issue any new requirements, the form that any new requirements will take or the effect that they may have on our business. In September 2020, the former Trump Administration, through the FDA, released a final rule and final guidance that set forth procedures for the legal importation of certain pharmaceutical products in an effort to control costs. It is unclear what effect these procedures may have on our business, financial condition, results of operations and cash flows. In addition, the U.S. Congress has held a number of hearings related to pharmaceutical prices and a bipartisan group of U.S. Senators introduced legislation that would require pharmaceutical manufacturers to justify certain price increases. A large number of individual states also have introduced legislation aimed at pharmaceutical pricing regulation, transparency or both. For example, California, Oregon, Vermont and Nevada have enacted such laws. Our revenue and future profitability could be negatively affected by the passage of these laws or similar federal or state legislation. Pressure from social activist groups and future government regulations may also put downward pressure on the prices of pharmaceutical products in the future.
Our business is highly dependent upon market perceptions of us, our brands and the safety and quality of our products and similar products, and may be adversely impacted by negative publicity or findings.
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

In addition, in April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, provided for certain manufacturers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). By its terms, the Stewardship Act required Contributing Parties to pay a combined total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents (MME) of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. Failure of a Contributing Party to make required reports or pay its ratable share, or a Contributing Party passing on the cost of its ratable share to a purchaser, could subject the Contributing Party to penalties. In December 2018, the U.S. District Court for the Southern District of New York held the Stewardship Act unconstitutional and the ruling is currently on appeal. If the decision is reversed, we may be deemed to be a Contributing Party under the Stewardship Act and even if we are not considered to be a Contributing Party, or such a determination is never made, other entities may attempt to seek reimbursement from Endo for payments made related to products manufactured by Endo and distributed in New York. Furthermore, the application of the Stewardship Act may require additional regulatory guidance, which could be substantially delayed, increasing the uncertainty as to the ultimate effect of the Stewardship Act on us. If we are ultimately deemed to be a Contributing Party under the Stewardship Act, or similar legislation that could be enacted by New York or other jurisdictions, compliance with those laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In October 2018, the Canadian province of British Columbia enacted a statute called the Opioid Damages and Health Care Costs Recovery Act, which allows the British Columbia government to file a direct action against opioid manufacturers and wholesalers to recover the health care costs it has incurred, and will incur, resulting from an “opioid-related wrong.” The statute defines “opioid-related wrong” to include any breach of a common law, equitable or statutory duty or obligation owed to persons in British Columbia who have been or might be exposed to an opioid product. The statute, among other effects, erases limitation periods for certain claims, reverses certain burdens of proof as to causation, allows the use of population-based evidence and restricts discovery of certain documents. Similar legislation has been enacted in other Canadian provinces including Alberta, Manitoba, Newfoundland and Labrador, Nova Scotia, Ontario and Saskatchewan. It is possible that these statutes, or similar statutes enacted by other jurisdictions, and resultant litigation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In Canada, the prices of patented pharmaceutical products are subject to regulation by the PMPRB. Under the Canadian Patent Act and Patented Medicines Regulations, patentees of inventions that pertain to pharmaceutical products sold in Canada are required to file price and sales information about their patented pharmaceutical products with the PMPRB. The PMPRB reviews this information on an ongoing basis to ensure that the prices of patented pharmaceuticals sold in Canada are not excessive, based upon price tests established by the PMPRB. There is a risk that the price of our pharmaceutical products could be found to be excessive because the price as set at launch is non-compliant with the PMPRB’s guidelines, or because our average sale prices over time are not compliant with the guidelines. Furthermore, amendments expected to come into force on July 1, 2021 will introduce a number of changes to the regulation of Canadian drug prices by the PMPRB. The PMPRB guidelines will be updated to introduce new price tests to account for changes introduced by the amendments. The application of the new price tests under the guidelines could result in the current prices of our pharmaceutical products being deemed to be excessive. Failure by us to comply with the current or future guidelines could ultimately result in us reducing the prices of the pharmaceutical products we sell in Canada and/or making a payment to the Canadian government to offset revenues deemed by the PMPRB to be excessive, which could ultimately reduce the revenues and cash flows of our International Pharmaceuticals segment and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
It is possible that these or other changes in law could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Governmental Regulation” in Part I, Item 1.

Our customer concentration may adversely affect our financial condition and results of operations.
We primarily sell our branded and generic products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and government agencies. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and MCOs. Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. For example, we understand that McKesson Corporation and Wal-Mart Stores, Inc. are parties to an agreement to jointly source generic pharmaceuticals, and Express Scripts, through a wholly-owned subsidiary, Innovative Product Alignment, LLC, participates in the Walgreens Boots Alliance Development GmbH GPO. Consolidations and joint purchasing arrangements such as these have resulted in increased pricing and other competitive pressures on pharmaceutical companies, including us. Additionally, the emergence of large buying groups representing independent retail pharmacies and other distributors and the prevalence and influence of MCOs and similar institutions have increased the negotiating power of these groups, enabling them to attempt to extract various demands, including without limitation price discounts, rebates and other restrictive pricing terms. These competitive trends could continue in the future and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Net revenues from direct customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
AmerisourceBergen Corporation	33%	34%	32%
McKesson Corporation	27%	26%	27%
Cardinal Health, Inc.	24%	25%	26%
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
We have limited experience in manufacturing biologic products and may encounter difficulties in our manufacturing processes, which could materially adversely affect our results of operations or delay or disrupt the manufacture and supply of those products which are reliant upon our manufacturing operations.
The manufacture of biologic products requires significant expertise and capital investment. Although we manufacture CCH, which is included in XIAFLEX® and QWO®, in our Horsham, Pennsylvania facility, QWO® is a new product and we have limited experience in manufacturing CCH or any other biologic products. Biologics, such as CCH, require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL® is manufactured using a unique, proprietary process. If the manufacturing processes are disrupted at the facilities where our biologic products are manufactured, it may be difficult to find alternate manufacturing sites. We may encounter difficulties with the manufacture of CCH and the active ingredient of TESTOPEL®, which could delay, disrupt or halt our manufacture of such products and/or product candidates, result in supply disruption or delay, product recalls or product liability claims, require write-offs or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

The DEA limits the availability of the active ingredients used in many of our products as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.
The DEA limits the availability of the active ingredients used in many of our products and sets a quota on the production of these products. We, or our contract manufacturing organizations, must annually apply to the DEA for procurement and production quotas in order to obtain these substances and produce our products. In addition, H.R. 6 amended the CSA with respect to quotas by requiring the DEA to estimate the amount and impact of diversion (including overdose deaths and abuse and overall public health impact) of fentanyl, oxycodone, hydrocodone, oxymorphone or hydromorphone and to make appropriate quota reductions. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, for controlled substances could delay or result in the stoppage of clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to retain our key personnel and continue to attract additional professional staff, we may be unable to maintain or expand our business.
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have consulting agreements with certain key individuals and institutions and have employment agreements with our key executives, we may be unsuccessful in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the successful development of our business.
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
We also have outsourced certain elements and functions of our operations, including elements of our information technology infrastructure, to third parties, some of which operate outside the U.S. As a result, we manage many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our and our vendors’ systems make such systems potentially vulnerable to service interruptions and to security breaches from inadvertent or intentional actions by our employees, our partners, our vendors or other third parties, or from attacks by malicious third parties.
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
In 2020, approximately 3% of our total revenues were from customers outside the U.S. Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA), export control laws, customs and import laws, and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, some countries where we source, develop, manufacture or sell products are subject to political, economic and/or social instability. Our non-U.S. R&D, manufacturing and sales operations expose us and our employees, representatives, agents and distributors to risks inherent in operating in non-U.S. jurisdictions. For example, our operations in India include R&D functions and manufacturing, which we expect will expand in the future. A disruption in our Indian operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include:
•the imposition of additional U.S. and non-U.S. governmental controls or regulations;
•the imposition of costly and lengthy new export licensing requirements;
•the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;
•economic and political instability or disruptions, including local and regional instability, or disruptions due to natural disasters, such as severe weather and geological events, disruptions due to civil unrest and hostilities, rioting, military activity, terror attacks or armed hostilities;
•changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•the imposition of new trade restrictions including foreign exchange controls;
•supply disruptions and increases in energy and transportation costs;
•the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•changes in global tax laws and/or the imposition by tax authorities of significant fines, penalties and additional taxes;
•pricing pressure that we may experience internationally;
•fluctuations in foreign currency exchange rates;
•competition from local, regional and international competitors;
•difficulties and costs of staffing and managing foreign operations, including cultural differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;
•laws and business practices favoring local companies;
•difficulties in enforcing or defending intellectual property rights; and
•exposure to different legal and political standards due to our conducting business in foreign countries.
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
Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, the COVID-19 pandemic has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents to contain the spread of the virus. In response to these public health directives and orders, we have implemented alternative working practices and work-from-home requirements for appropriate employees, as well as temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation and other similar policies at our manufacturing facilities. We launched a hybrid approach selling model as of June 1, 2020 for our field employees, which allows virtual and/or live engagement with healthcare providers and other customers. We have also limited international and domestic travel. The effects of COVID-19, including these public health directives and orders and our policies, have had an impact on our business and may in the future materially disrupt our business (including our manufacturing and supply chain operations by significantly reducing our output), negatively impact our productivity and delay our product development programs.
The pandemic may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Due to these disruptions and other factors, including changes in our workforce availability and increased demand for some of our critical care products during this pandemic, our ability to meet our obligations to third-party distribution partners may be negatively impacted. As a result, we have delivered, and in the future we or our third-party providers may deliver, notices of the occurrence of a force majeure or similar events under certain of our third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products, including our critical care products used during a pandemic.
We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. The current economic crisis and increased unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use certain of our products. For example, beginning in the last two weeks of the first quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, experienced significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.
Additionally, our product development programs have been, and may continue to be, adversely affected by the pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development could be subject to delays beyond our control as regulators, such as the FDA, focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we moved the anticipated product launch of QWO® to spring 2021. In addition, we have assessed, and expect to continue to assess, the timeline for commercialization of other products.

To the extent our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, become insufficient to cover our liquidity and capital requirements, including funds for any future acquisitions and other corporate transactions, we may be required to seek third-party financing, including additional draws on our Revolving Credit Facility (as defined below) or additional credit facilities, and/or engage in one or more capital market transactions. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Further, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral (resulting in an increase in our total outstanding secured indebtedness) and/or accept other terms that are not commercially beneficial to us in order to obtain financing. Such terms could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from COVID-19. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our ordinary shares.
Additionally, COVID-19 could increase the magnitude of many of the other risks described herein and have other adverse effects on our operations that we are not able to predict. For example, the global economic disruptions and volatility in the financial markets could further depress our ability to obtain or renew insurance on satisfactory terms or at all. Further, we may be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions.
The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions (including the effects of any “re-opening” actions and plans) and other limitations on our ability to conduct our business in the ordinary course, as well as the availability of effective treatments or vaccines. The longer the pandemic continues or resurges, the more severe the impacts described above will be on both our domestic and international business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.
Litigation and Liability Related Risks
We have been and expect to continue to be the subject of lawsuits, product liability claims, other significant legal proceedings, governmental investigations or product recalls, any of which could have a material adverse effect on our company.
Our business exposes us to significant potential risks from lawsuits, product liability claims, other significant legal proceedings, governmental investigations and/or product recalls, including, but not limited to, matters associated with the testing, manufacturing, marketing, sale and use of our products. Some plaintiffs have received substantial damage awards against or entered into significant settlements with healthcare companies based upon various legal theories including, without limitation, claims for injuries allegedly caused by the use of their products. We have been, and expect to continue to be subject to various lawsuits, product liability claims, other significant legal proceedings, governmental investigations or product recalls, any of which could have a material adverse effect on our company or cause us to take significant corporate transactions and remedial measures.
For example, we, along with other manufacturers of prescription opioid medications, as well as distributors and other sellers of such medications, are the subject of lawsuits and have received subpoenas and other requests for information from various federal, state and local government agencies regarding the sale, marketing and/or distribution of prescription opioid medications. Numerous claims against opioid manufacturers, including us, have been and may continue to be filed by or on behalf of various plaintiffs, including states, counties, cities, Native American tribes, other government-related persons or entities, hospitals, health systems, unions, health and welfare funds, other third-party payers and/or individuals. See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for more information. In these cases, plaintiffs generally seek various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. In these cases, settlement demands and discussions often seek significant monetary and other remedies. At any given time, we may be engaged in settlement or similar discussions. We have in the past and may in the future receive settlement offers that are on terms that we do not consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Additionally, while we have made the decision to settle some claims, there can be no assurance that settlement opportunities will continue to be available generally, or be consistent with our historic experience. We may not be able to settle all of our opioid claims successfully, and as a result, we may go to trial in certain of these cases. Awards against and settlements by us or our competitors could also incentivize parties to bring additional claims against us. In addition to the risks of direct expenditures for defense costs, settlements and/or judgments in connection with these claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Additionally, we have, and may continue to receive, claims or requests for indemnification from certain of our customers. Furthermore, we and other manufacturers of prescription opioid medications have been, and will likely continue to be, subject to negative publicity and press, which could harm our brand and the demand for our products. Certain other manufacturers of prescription opioid medications have publicly commenced, or announced their intention to commence, cases to seek the protections under Chapter 11 of the Bankruptcy Code to address the claims being asserted against such manufacturers in these opioid lawsuits.

Our current and former products may cause or appear to cause serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed or as a result of faulty surgical technique. We are subject to various risks associated with having operated a medical device manufacturing business, including potential and actual product liability claims for defective or allegedly defective goods and increased government scrutiny and/or potential claims regarding the marketing of medical devices. For example, we and certain other manufacturers have been named as defendants in multiple lawsuits in various federal and state courts alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). The FDA held a public advisory committee meeting in February 2019 during which the members of the Obstetrics and Gynecology Devices Panel of the Medical Devices Advisory Committee discussed and made recommendations regarding the safety and effectiveness of surgical mesh to treat POP. In April 2019, following the meeting, the FDA ordered that the manufacturers of all remaining surgical mesh products indicated for the transvaginal repair of POP cease selling and distributing their products in the U.S. effective immediately. Although we have not sold transvaginal surgical mesh products since March 2016, it is possible that the FDA’s order and any additional FDA actions based on the outcome of the advisory committee meeting could result in additional litigation against the Company. See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for more information.
Any failure to effectively identify, analyze, report and protect adverse event data and/or to fully comply with relevant laws, rules and regulations around adverse event reporting could expose the Company to legal proceedings, penalties, fines and/or reputational damage.
In addition, in the age of social media, plaintiffs’ attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation, including using judgments and settlements obtained in litigation against us or other pharmaceutical companies as an advertising tool. For these or other reasons, any product liability or other litigation in which we are a defendant could have a larger number of plaintiffs than such actions have seen historically and we could also see an increase in the number of cases filed against us because of the increasing use of widespread and media-varied advertising. This could also complicate any settlement discussions we may be engaged in. Furthermore, a ruling against other pharmaceutical companies in product liability or other litigation, or any related settlement, in which we are not a defendant could have a negative impact on pending litigation where we are a defendant.
In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or which subsequent data demonstrate may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Public concern around the abuse of opioids or other products including, without limitation, law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse and litigation could result in costs to our business” for more information.
If we are found liable in any lawsuits, including product liability claims or actions related to our sales, marketing or pricing practices or the sale, marketing and/or distribution of prescription opioid medications, or if we are subject to governmental investigations or product recalls, it could result in the imposition of material damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. At any given time, we may be engaged in settlement or similar discussions, and we may voluntarily settle cases even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such actions. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance. As a result, we may experience significant negative impacts on our operations or financial position. To satisfy judgments or settlements, we also may need to seek financing or bonding, which may not be available on terms acceptable to us, or at all, when required, particularly given the extreme volatility in the capital markets. Judgments also could cause defaults under our debt agreements and/or restrictions on product use or business practices and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows and could be further exacerbated by the impact of COVID-19.
The occurrence or possibility of any such result may cause us to engage in a strategic review that ultimately results in our pursuing one or more significant corporate transactions or remedial measures. Any such actions or measures could include reorganization or restructuring activities, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. See the risk factor “Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties” for more information. Any such actions may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value, and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits.
See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of the foregoing and other material legal proceedings.

We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities.
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, such as the cost of a recall, if any claim is brought against us, regardless of the success or failure of the claim. For example, we generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described above. Additionally, we may be limited by the surviving insurance policies of our acquired subsidiaries, which may not be adequate to cover against potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay the amounts due under those liabilities not covered by insurance.
Public concern around the abuse of opioids or other products including, without limitation, law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse and litigation could result in costs to our business.
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
Manufacturers of prescription opioid medications have been the subject of significant civil and criminal investigatory and enforcement actions even in cases where such medications have received approval from the FDA or similar regulatory authorities. Numerous governmental and private persons and entities are pursuing litigation against opioid manufacturers, including us, as well as distributors and others, asserting alleged violations of various laws and regulations relating to opioids and/or other prescription medicines, relying on common law theories, and seeking to hold the defendants accountable for, among other things, societal costs associated with the misuse and abuse of prescription opioid medications as well as non-prescription opioids. There is a risk we will be subject to similar investigations, enforcement actions or litigations in the future, that we will suffer adverse decisions or verdicts of substantial amounts or that we will enter into monetary settlements. Any unfavorable outcomes as a result of such proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. In 2019, several manufacturers of prescription opioid medications commenced cases under Title 11 of the U.S. Code in order to address the large volume of claims asserted against them in such litigation. See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for more information.
Regulatory actions at the federal, state and local level may seek to limit or restrict the manufacturing, distribution or sale of opioids, both directly and indirectly, and/or to impose novel policy or regulatory mechanisms regarding the manufacturing, distribution or sales of opioids. For example, in April 2019, New York enacted an excise tax on opioids. See the risk factor “Our business and financial condition may be adversely affected by legislation” for more information. Many state legislatures are considering various bills intended to reduce opioid abuse, such as by establishing prescription drug monitoring programs and mandating prescriber education.
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
Financial and Liquidity Related Risks
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
We rely on cash from operations as well as access to the financial markets to fund our operations, maintain liquidity and meet our financial obligations. Our operations are subject to many significant risks and uncertainties described in this “Risk Factors” section, including those related to generic competition and legal challenges that could impact our key products, including VASOSTRICT®, outstanding and future legal proceedings and governmental investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including one or more of the following:
•causing a substantial portion of our cash flows from operations to be dedicated to the payment of legal or related expenses and therefore unavailable for other purposes, including the payment of principal and interest on our indebtedness, our operations, capital expenditures and future business opportunities;

•limiting our ability to adjust to changing market conditions, causing us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, causing us to be unable to carry out capital spending that is important to our growth and placing us at a competitive disadvantage;
•limiting our ability to attract and retain key personnel;
•causing us to be unable to maintain compliance with or making it more difficult for us to satisfy our financial obligations under certain of our outstanding debt obligations, causing a downgrade of our debt and long-term corporate ratings (which could increase our cost of capital) and exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ outstanding indebtedness;
•limiting our ability to incur additional borrowings under the covenants in our then-existing facilities or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness; and/or
•causing a significant reduction in our short-term and long-term revenues and/or otherwise causing us to be unable to fund our operations and liquidity needs, such as future capital expenditures and payment of our indebtedness.
The occurrence or possibility of any such result may cause us to engage in a strategic review that ultimately results in our pursuing one or more significant corporate transactions or remedial measures. Any such actions or measures could include reorganization or restructuring activities, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Additionally, we may need to refinance all or part of our then-existing indebtedness, reduce or delay capital expenditures or seek to raise additional capital. Any refinancing of our substantial indebtedness could be at significantly higher interest rates, which will depend on the conditions of the markets and our financial condition at such time, and may require us to comply with more onerous covenants, which could further restrict our business operations. Any refinancing may also increase the amount of our secured indebtedness. Negative developments in legal or other proceedings could also make it more difficult to consummate any of these transactions. In addition, the terms of existing or future debt agreements may restrict us from consummating any of these alternatives. Likewise, any reorganizations or restructuring activities, corporate realignments, asset sales or divestitures, strategic partnerships or other actions that we take may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value, and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits.
We have significant goodwill and other intangible assets. Consequently, potential impairments of goodwill and other intangibles may significantly impact our profitability.
Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2020 and 2019, goodwill and other intangibles comprised approximately 68% and 66%, respectively, of our total assets. Goodwill and other indefinite-lived intangible assets are subject to impairment tests at least annually. Additionally, impairment tests must be performed for certain assets whenever events or changes in circumstances indicate such assets’ carrying amounts may not be recoverable.
For the years ended December 31, 2020, 2019 and 2018, we recorded asset impairment charges of $0.1 billion, $0.5 billion and $0.9 billion, respectively, which related primarily to goodwill and other intangible assets. Refer to Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report for examples and a discussion of material impairment tests and impairment charges during the years ended December 31, 2020, 2019 and 2018. The procedures and assumptions used in our goodwill and other intangible assets impairment testing are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “CRITICAL ACCOUNTING ESTIMATES” and in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Events giving rise to asset impairments are an inherent risk in the pharmaceutical industry and often cannot be predicted. As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in future periods could be negatively impacted should additional impairments of our goodwill or other intangible assets occur.
We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, which may require us to refinance all or part of our then-outstanding indebtedness. Any refinancing of this substantial indebtedness could be at significantly higher interest rates. Additionally, we have a significant amount of floating rate indebtedness and an increase in interest rates would increase the cost of servicing our indebtedness. Despite our current level of indebtedness, we may still be able to incur substantially more indebtedness and increase the associated risks.
We currently have a substantial amount of indebtedness. As of December 31, 2020, we have total debt of approximately $8.38 billion in aggregate principal amount. Our substantial indebtedness may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•expose us to the risk of rising interest rates with respect to the borrowings under our variable rate indebtedness;
•require us to use a substantial portion of our cash on hand and/or from future operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions, such as those resulting from the COVID-19 pandemic, which may further limit our ability to satisfy our financial obligations.
If we are unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to our ongoing and future legal proceedings and governmental investigations, decreased revenues or increased costs and expenses related to the impact of COVID-19 on our business, as well as increased pricing pressures or otherwise, we may be required to refinance all or part of our then-existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. Any refinancing of this substantial indebtedness could be at significantly higher interest rates, which will depend on the conditions of the markets and our financial condition at such time. In addition, we may be able to incur substantial additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. At any time and from time to time, we may also be pursuing activities to extend our debt maturities, lower principal balances, reduce interest expense or obtain covenant flexibility. Activities could include, without limitation, one or more tender offers, exchange offers, debt-for-equity exchanges or consent solicitations. The terms of any such transactions, including the amount of any exchange consideration and terms of any refinanced debt, could be negatively impacted by a downgrade of our debt ratings or a decrease in investor interest, be less favorable than we have been able to obtain in the past or result in an increase in our total outstanding secured indebtedness. We cannot predict if or when we would conduct any such activities, whether any such activities will achieve their intended results or whether any such activities could impact our financial results or be dilutive.
While interest rates have been at record low levels, this low interest rate environment likely will not continue indefinitely. At December 31, 2020, approximately $3.3 billion and $0.3 billion of principal amounts outstanding under the Term Loan Facility (as defined below) and the Revolving Credit Facility, respectively, bear interest at variable rates. Any future borrowings by the Company could also have variable interest rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our indebtedness and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Replacement of or changes in the method of determining LIBOR may materially adversely affect our interest expense related to our outstanding debt.
A significant portion of our outstanding indebtedness, including, at December 31, 2020, $3.3 billion outstanding under the Term Loan Facility and $0.3 billion outstanding under the Revolving Credit Facility, bears interest rates in relation to LIBOR. Any future amounts borrowed under the Term Loan Facility or Revolving Credit Facility would also bear interest rates in relation to LIBOR, depending on our interest election.
On July 27, 2017, the Financial Conduct Authority (FCA) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the U.S. Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee (ARRC), a steering committee comprised of large U.S. financial institutions, has proposed replacing LIBOR with a new index calculated by short-term repurchase agreements (the Secured Overnight Financing Rate (SOFR)). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published.
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
A breach of any of these covenants could result in a default under our indebtedness. If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, terminate all commitments to extend further credit, foreclose against all the assets comprising the collateral securing or otherwise supporting the debt and pursue other legal remedies. The instruments governing our debt may contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Our assets and cash flows may be insufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon an event of default. We may need to conduct asset sales or pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business. The covenants are also subject to a number of exceptions, including the ability to incur certain additional amounts of secured and unsecured indebtedness, which could exacerbate any of these risks. Any or all of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows. For a description of our indebtedness, see Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
We may not realize the anticipated benefits from our strategic actions.
We continuously seek to optimize our operations and increase our overall efficiency through strategic actions. These actions may involve decisions to exit manufacturing or research sites, transfer the manufacture of products to other internal and external sites within our manufacturing network and simplify business process activities. For example, we announced plans on November 5, 2020 to optimize our generic retail business cost structure, transfer certain transaction processing activities to third-party global business process service providers and further integrate the Company’s commercial, operations and research and development functions, respectively. There can be no assurance that we will achieve the benefits and savings of such actions in the amounts and with the expected timing, if at all. We will also incur certain charges in connection with such actions and future costs could also be incurred. It is also possible that charges and cash expenditures associated with such actions could be higher than estimated. Any of these risks could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.
Legal and Regulatory Related Risks
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

The U.S. Supreme Court, in FTC v. Actavis, determined that patent settlement agreements between generic and brand companies should be evaluated under the rule of reason, but provided limited guidance beyond the selection of this standard. Because the Supreme Court did not articulate the full range of criteria upon which a determination of the legality of such settlements would be based, or provide guidance on the precise circumstances under which such settlements would qualify as legal, there may be extensive litigation over what constitutes a reasonable and lawful patent settlement between a brand and generic company. For example, certain of our subsidiaries are subject to multiple lawsuits, including proposed class actions, brought by direct and indirect purchasers alleging that a patent settlement agreement with Impax Laboratories, LLC (now Amneal) regarding OPANA® ER was unlawful in violation of federal antitrust laws and various state laws. In January 2021, the FTC filed a lawsuit against us, Endo Pharmaceuticals Inc. (EPI), Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc. generally alleging that the settlement of a contract dispute constitutes unfair competition in violation of federal antitrust laws. See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for more information.
There have been federal and state legislative efforts to overturn the FTC v. Actavis decision and make certain terms in patent settlement agreements per se unlawful. For example, some members of the U.S. Congress have proposed legislation that would limit the types of settlement agreements generic manufacturers and brand companies can enter into. The state of California enacted legislation, effective January 1, 2020, that deems a settlement of a patent infringement claim to be presumptively anticompetitive and allows the California Attorney General to seek monetary penalties if a generic company receives anything of value from the branded company and the generic company agrees to delay research and development, manufacturing, marketing or sales of the generic product for any period of time. The California law carves out from the definition of “anything of value” certain types of settlement terms and it allows the settling parties to rebut the presumption of anticompetitive harm.
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
Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from federally funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the False Claims Act and applicable state false claims acts. There can be no assurance that our practices will not be challenged under these laws in the future, that changes in these laws or interpretation of these laws would not give rise to new challenges of our practices or that any such challenge would not have a material adverse effect on our business, financial condition, results of operations and cash flows. Law enforcement agencies sometimes initiate investigations into sales, marketing and/or pricing practices based on preliminary information or evidence, and such investigations can be and often are closed without any enforcement action. Nevertheless, these types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment of penalties and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.
The FFDCA and FDA regulations and guidance restrict the ability of healthcare companies, such as our company, to communicate with patients, physicians and other third-parties about uses of prescription pharmaceuticals or devices that are not cleared or approved by the FDA, which are commonly referred to as “off-label” uses. Prohibitions on the promotion of off-label uses and against promotional practices deemed false or misleading are actively enforced by various parties at both the federal and state levels. A company that is found to have improperly promoted its products under these laws may be subject to significant liability, such as significant administrative, civil and criminal sanctions including, but not limited to, significant civil damages, criminal fines and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Applicable laws governing product promotion also provide for administrative, civil and criminal liability for individuals, including, in some circumstances, potential strict vicarious liability. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.
We have established and implemented a corporate compliance program designed to prevent, detect and correct violations of state and federal healthcare laws, including laws related to advertising and promotion of our products. Nonetheless, governmental agencies or private parties may take the position that we are not in compliance with such requirements and, if such non-compliance is proven, the Company and, in some cases, individual employees, may be subject to significant liability, including the aforementioned administrative, civil and criminal sanctions.

In February 2014, EPI entered into a Deferred Prosecution Agreement and a Corporate Integrity Agreement (CIA) with the U.S. Department of Health and Human Services to resolve allegations regarding the promotion of LIDODERM®. In March 2013, our subsidiary Par Pharmaceutical Companies, Inc. (PPCI) entered into a CIA and plea agreement with the DOJ to resolve allegations regarding the promotion of MEGACE® ES, which was subsequently subsumed by EPI’s CIA. Those agreements placed certain obligations on us related to the marketing of our pharmaceutical products and our healthcare regulatory compliance program, including reporting requirements to the U.S. government, detailed requirements for our compliance program, code of conduct and policies and procedures and the requirement to engage an Independent Review Organization. We have implemented procedures and practices to comply with the CIAs, including the engagement of an Independent Review Organization. In February 2020, Endo was notified that it had satisfied its CIA requirements and the 5-year term of Endo’s CIA has now concluded.
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
Regulatory approvals for the sale of any new product candidate may require preclinical studies and clinical trials that such product candidate is safe and effective for its intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product candidate. Likewise, we may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large-scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals. Clinical trials can be delayed for reasons outside of our control, which can lead to increased development costs and delays in regulatory approval. For example, there is substantial competition to enroll patients in clinical trials, and such competition has delayed clinical development of our products in the past. For example, patients could enroll in clinical trials more slowly than expected or could drop out before or during clinical trials. In addition, we may rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or insufficient to treat the patients participating in the clinical trials, and manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP. We also may experience delays in obtaining, or we may not obtain, required initial and continuing approval of our clinical trials from institutional review boards. We may experience delays or undesired results in any of our clinical trials. These risks could be further exacerbated by the impact of COVID-19.
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
The FDA scheduled a Joint Meeting of the Drug Safety and Risk Management Advisory Committee and the Anesthetic and Analgesic Drug Products Advisory Committee in March 2017 to discuss pre- and post-marketing data about the abuse of OPANA® ER and the overall risk-benefit of this product. The advisory committees were also scheduled to discuss abuse of generic oxymorphone ER and oxymorphone immediate-release products. In March 2017, the advisory committees voted 18 to eight, with one abstention, that the benefits of reformulated OPANA® ER no longer outweigh its risks. While several of the advisory committee members acknowledged the role of OPANA® ER in clinical practice, others believed its benefits were overshadowed by the continuing public health concerns around the product’s misuse, abuse and diversion. In June 2017, the FDA requested that we voluntarily withdraw OPANA® ER from the market and, in July 2017, after careful consideration and consultation with the FDA, we decided to voluntarily remove OPANA® ER from the market to the Company’s financial detriment. During the second quarter of 2017, we began to work with the FDA to coordinate an orderly withdrawal of the product from the market. By September 1, 2017, we ceased shipments of OPANA® ER to customers and the FDA withdrew the NDA in December 2020. These actions had an adverse effect on our revenues and, as a result of these actions, we incurred certain charges. Actions similar to these, such as recalls or withdrawals, could divert management time and attention, reduce market acceptance of all of our products, harm our reputation, reduce our revenues, lead to additional charges or expenses or result in product liability claims, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Based on scientific developments, post-market experience, legislative or regulatory changes or other factors, the current FDA standards of review for approving new pharmaceutical products, or new indications or uses for approved or cleared products, are sometimes more stringent than those that were applied in the past.

Some new or evolving FDA review standards or conditions for approval or clearance were not applied to many established products currently on the market, including certain opioid products. As a result, the FDA does not have safety databases on these products that are as extensive as some products developed more recently. Accordingly, we believe the FDA may develop such databases for certain of these products, including many opioids. In particular, the FDA has expressed interest in specific chemical structures that may be present as impurities in a number of opioid narcotic APIs, such as oxycodone, which, based on certain structural characteristics and laboratory tests, may indicate the potential for having mutagenic effects. The FDA has required, and may continue to require, more stringent controls of the levels of these or other impurities in products.
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
Certain of our core products contain controlled substances. Stringent DEA and other governmental regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. In addition, failure to comply with applicable legal requirements could subject the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown. Any such shutdown may adversely affect their ability to manufacture or supply product and thus, our ability to market affected products. This could have a material adverse effect on our business, financial condition, results of operations and cash flows. See also the risk described under the caption “The DEA limits the availability of the active ingredients used in many of our products as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.”
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
With regard to the Medicaid Drug Rebate Program, on February 1, 2016, CMS issued a Final Rule implementing the Medicaid Drug Rebate provisions incorporated into the PPACA, effective April 1, 2016 in most instances. Ongoing compliance with these program rules, including the requirement that we adopt reasonable assumptions where law, regulation and guidance do not address specific participation issues, may impact the level of rebates that we owe under the program. The 2016 Final Rule also expanded the scope of the Medicaid Drug Rebate program to apply to U.S. territories (which pursuant to further rulemaking is now scheduled to become effective on April, 1, 2022), which will require operational adjustments and may result in additional rebate liability. Additionally, in December 2020, CMS issued a Final Rule for the Medicaid Drug Rebate Program that makes changes with regard to: (i) the calculation of Medicaid Best Price for certain value- or outcomes-based discounting arrangements; (ii) the standard for excluding the value of manufacturer copayment assistance and other patient support arrangements from the calculation of Average Manufacturer Price and Best Price; (iii) the identification of “line extension” drugs that are subject to higher Medicaid rebate liability; and (iv) establishment of additional drug utilization review requirements for opioids. Depending on how these changes are implemented, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. Further, in addition to the fact that the TCJA eliminated the PPACA’s requirement that individuals maintain insurance or face a penalty, additional steps to limit or end cost-sharing subsidies to lower-income Americans may increase instability in the insurance marketplace and the number of uninsured Americans. These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations and lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In December 2018, the U.S. District Court for the Northern District of Texas held in Texas v. Azar that, because the provisions of the PPACA requiring certain individuals to either obtain health insurance or pay a shared responsibility payment (known as the individual mandate) are no longer permissible under the U.S. Congress’ taxing power, the entire PPACA is no longer constitutional. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit. In December 2019, the Fifth Circuit issued an opinion holding that, while the individual mandate was no longer constitutional, the case must be remanded to the district court to further evaluate whether the mandate can be severed from the PPACA or the entire PPACA must be struck down. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the PPACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. The cases were argued before the U.S. Supreme Court in November 2020 and a decision is expected during the current Supreme Court term in 2021. Changes in law resulting from this ongoing lawsuit or other court challenges to the PPACA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If our manufacturing facilities are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If any of our or our third party manufacturing facilities fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both products for which regulatory approval is being sought and to approved products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our or our third party manufacturing facilities to possible legal or regulatory action, including shutdown, which may adversely affect our ability to supply our products. Additionally, our or our third party manufacturing facilities may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, outbreak and spread of viral or other diseases, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. If we are not able to manufacture products at our or our third party manufacturing facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products could be interrupted. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
For example, the manufacturing facilities qualified to manufacture the enzyme CCH, which is included in XIAFLEX® and QWO®, are subject to such regulatory requirements and oversight. If such facilities fail to comply with cGMP requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Further, if an inspection by regulatory authorities indicates that there are deficiencies, including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our facilities, which could disrupt the manufacturing processes and could limit the supply of CCH and/or delay clinical trials and subsequent licensure and/or limit the sale of commercial supplies. In addition, future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of CCH in clinical trials, refusal by the government to allow distribution of CCH within the U.S. or other jurisdictions, criminal prosecution, fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products, refusal to allow the entering into of federal and state supply contracts and civil litigation.
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
We have worldwide intellectual property rights to market many of our products and product candidates and intend to seek approval to market certain of our existing or potential future products outside of the U.S. Approval of a product by the regulatory authorities of a particular country is generally required prior to manufacturing or marketing that product in that country. The approval procedure varies among countries and can involve additional testing and the time required to obtain such approval may differ from that required to obtain FDA approval. Non-U.S. regulatory approval processes generally include risks similar to those associated with obtaining FDA approval, as further described herein. FDA approval does not guarantee approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country guarantee approval by regulatory authorities in other foreign countries or by the FDA.

Outside of the U.S., regulatory agencies generally evaluate and monitor the safety, efficacy and quality of pharmaceutical products and devices and impose regulatory requirements applicable to manufacturing processes, stability testing, recordkeeping and quality standards, among others. These requirements vary by jurisdiction. In certain countries, the applicable healthcare and drug regulatory regimes may continue to evolve and implement new requirements. Ensuring and maintaining compliance with these varying and evolving requirements is and will continue to be difficult, time-consuming and costly. In seeking regulatory approvals in non-U.S. jurisdictions, we must also continue to comply with U.S. laws and regulations, including those imposed by the FCPA. See the risk factor “The risks related to our global operations may adversely impact our revenues, results of operations and financial condition.” If we fail to comply with these various regulatory requirements or fail to obtain and maintain required approvals, our target market will be reduced and our ability to generate non-U.S. revenue will be adversely affected.
If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.
Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:
•pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years;
•using the Citizen Petition process (for example, under 21 C.F.R. § 10.30) to request amendments to FDA standards;
•attempting to use the legislative and regulatory process to have products reclassified or rescheduled or to set definitions of abuse-deterrent formulations to protect patents and profits; and
•engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic products.
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
We conduct business globally and our operations, including third party suppliers, span numerous countries outside the U.S. There is uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs under the Biden Administration.
It is unclear to what extent the Biden Administration will continue to pursue the trade policies of the Trump Administration. The Biden Administration may seek to impose certain additional restrictions on international trade, such as increased tariffs on goods imported into the U.S. Such tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to our customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. For example, the Trump Administration placed tariffs on certain goods imported from China. In January 2020, the U.S. and China agreed to roll back certain tariffs, expand trade purchases and impose binding commitments on intellectual property, technology transfer and currency practices. Nevertheless, given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade policy, the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

For example, the California Consumer Privacy Act of 2018 (CCPA) provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA went into effect on January 1, 2020 and establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the state of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Many aspects of the CCPA have not been interpreted by courts and best practices are still being developed, all of which increase the risk of compliance failure and related adverse impacts.
In addition, the EU’s General Data Protection Regulation (GDPR), which replaced the pre-existing EU Data Protection Directive and became enforceable as of May 25, 2018, imposes strict restrictions on our authority to collect, analyze and transfer personal data regarding persons in the EU, including health data from clinical trials and adverse event reporting. The GDPR, which has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater) grants individuals whose personal data (which is very broadly defined) is collected or otherwise processed the right to access the data, request its deletion and control its use and disclosure. The GDPR also requires notification of a breach in the security of such data to be provided within 72 hours of discovering the breach. Although the GDPR itself is self-executing across all EU member states, data protection authorities from different EU member states may interpret and apply the regulation somewhat differently, which adds to the complexity of processing personal data in the EU. Uncertainty in the interpretation and enforcement of the regulation by the EU member states’ different data protection authorities contributes to liability exposure risk.
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
We have policies and practices that we believe make us compliant with applicable privacy regulations, including the GDPR. Nevertheless, there remains a risk of failure to comply with the rules arising from the GDPR or privacy laws in other jurisdictions in which we operate. Should a transgression be deemed to have occurred, it could lead to government enforcement actions and significant sanctions or penalties against us, adversely impact our results of operations and subject us to negative publicity. Such liabilities could materially affect our operations.
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
Intellectual Property Related Risks
Our ability to protect and maintain our proprietary and licensed third party technology, which is vital to our business, is uncertain.
Our success, competitive position and future income depend in part on our ability, and the ability of our partners and suppliers, to obtain and protect patent and other intellectual property rights relating to our current and future technologies, processes and products. The degree of protection any patents will afford is uncertain, including whether the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all the jurisdictions where we conduct business. That is, the issuance of a patent is not conclusive as to its claimed scope, validity or enforceability. Patent rights may be challenged, revoked, invalidated, infringed or circumvented by third parties. For example, if an invention qualifies as a joint invention, the joint inventor may have intellectual property rights in the invention, which might not be protected. A third party may also infringe upon, design around or develop uses not covered by any patent issued or licensed to us and our patents may not otherwise be commercially viable. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain and involves complex legal and factual questions. Even issued patents may later be modified or revoked by the PTO, by comparable foreign patent offices or by a court following legal proceedings. Laws relating to such rights may in the future also be changed or withdrawn.
There is no assurance that any of our patent claims in our pending non-provisional and provisional patent applications relating to our technologies, processes or products will be issued or, if issued, that any of our existing and future patent claims will be held valid and enforceable against third-party infringement. We could incur significant costs and management distraction if we initiate litigation against others to protect or enforce our intellectual property rights. Such patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product. Upon the expiration or loss of intellectual property protection for a product, others may manufacture and distribute such patented product, which may result in the loss of a significant portion of our sales of that product.

We also rely on trade secrets and other unpatented proprietary information, which we generally seek to protect by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. These agreements may not effectively prevent disclosure of confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure. For example, in December 2020, our subsidiaries PPI and PSP LLC settled a trade-secret lawsuit against QuVa Pharma, Inc. and eight former PSP LLC employees, which had been pending in the U.S. District Court for the District of New Jersey since August 2017. Even if third parties misappropriate or infringe upon our proprietary rights, we may not be able to discover or determine the extent of any such unauthorized use and we may not be able to prevent third parties from misappropriating or infringing upon our proprietary rights. In addition, if our employees, scientific consultants or partners develop inventions or processes that may be applicable to our existing products or products under development, such inventions and processes will not necessarily become our property and may remain the property of those persons or their employers.
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
Risks Related to our Ordinary Shares
The trading prices of our securities have been volatile, and investments in our securities could decline in value.
The market prices for securities of Endo, and of pharmaceutical companies in general, have been highly volatile and may continue to be highly volatile in the future. For example, in 2020, our ordinary shares traded between $2.08 and $7.17 per share on the Nasdaq. The following factors, in addition to other risk factors described in this section, may cause the market value of our securities to fluctuate:
•FDA approval or disapproval of any of the drug applications we have submitted;
•the success or failure of our clinical trials;
•new data or new analyses of older data that raise potential safety or effectiveness issues concerning our approved products;
•product recalls or withdrawals;
•competitors announcing technological innovations or new commercial products;
•introduction of generic or compounded substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products;
•developments concerning our or others’ proprietary rights, including patents;
•competitors’ publicity regarding actual or potential products under development or other activities affecting our competitors or the industry in general;
•regulatory developments in the U.S. and foreign countries, or announcements relating to these matters;
•period-to-period fluctuations in our financial results;

•new legislation, regulation, administrative guidance or executive orders, or changes in interpretation of existing legislation, regulation, administrative guidance or executive orders, including by virtue of new judicial decisions, that could affect the development, sale or pricing of pharmaceutical products, the number of individuals with access to affordable healthcare, the taxes we pay and/or other factors;
•a determination by a regulatory agency that we are engaging or have engaged in inappropriate sales or marketing activities, including promoting off-label uses of our products;
•social and political pressure to lower the cost of pharmaceutical products;
•social and political scrutiny over increases in prices of shares of pharmaceutical companies that are perceived to be caused by a strategy of growth through acquisitions;
•litigation against us or others;
•reports of security analysts and rating agencies;
•judgments or settlements or reports of settlement negotiations concerning opioid-related litigation or claims, and/or other companies commencing cases under Title 11 of the U.S. Code to address opioid-related litigation liabilities; and
•changes in the political landscape, regulatory environment and international relations, including different policies that may be pursued by a new U.S. presidential administration.
We have no plans to pay regular dividends on our ordinary shares or to conduct ordinary share repurchases.
We currently do not intend to pay any cash dividends in the foreseeable future on our ordinary shares. Additionally, while the board of directors (the Board) has approved a share buyback program (the 2015 Share Buyback Program), of which there is approximately $2.3 billion available as of December 31, 2020, we currently do not intend to conduct ordinary share repurchases in the foreseeable future. Any declaration and payment of future dividends to holders of ordinary shares as well as any repurchase of our ordinary shares under the 2015 Share Buyback Program will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of both cash and property dividends or share repurchases and other considerations that the Board deems relevant. In addition, our existing debt instruments restrict or prevent us from paying dividends on our ordinary shares and conducting ordinary share repurchases. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our ordinary shares or conduct ordinary share repurchases.
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
Tax Related Risks
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
In addition, Ireland’s Department of Finance, Luxembourg’s Ministry of Finance, the Organization for Economic Co-operation and Development, the European Commission and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. There are several current proposals that, if enacted, would substantially change the taxation of multinational corporations. As a result, the tax laws in the jurisdictions in which we operate could change on a prospective or retroactive basis, and any such changes could affect recorded deferred tax assets and liabilities and increase our effective tax rate, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The potential impact of changes in tax laws in such jurisdictions could have a material impact on the Company.

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
Under Section 7874, we would be treated as a non-U.S. corporation for U.S. federal income tax purposes if the former shareholders of EHSI owned, immediately after the Paladin transactions (within the meaning of Section 7874), less than 80% (by both vote and value) of Endo shares by reason of holding shares in EHSI (the ownership test). The former EHSI shareholders owned less than 80% (by both vote and value) of the shares in Endo after the Paladin merger by reason of their ownership of shares in EHSI. As a result, under current law, we expect Endo International plc to be treated as a non-U.S. corporation for U.S. federal income tax purposes. There is limited guidance regarding the application of Section 7874, including with respect to the provisions regarding the application of the ownership test. Our obligation to complete the Paladin transactions was conditional upon receipt of a Section 7874 opinion from our counsel, Skadden, Arps, Slate, Meagher & Flom LLP (Skadden), dated as of the closing date of the Paladin transactions and subject to certain qualifications and limitations set forth therein, to the effect that Section 7874 and the regulations promulgated thereunder should not apply in such a manner so as to cause Endo to be treated as a U.S. corporation for U.S. federal income tax purposes from and after the closing date. However, an opinion of tax counsel is not binding on the IRS or a court. Therefore, there can be no assurance that the IRS will not take a position contrary to Skadden’s Section 7874 opinion or that a court will not agree with the IRS in the event of litigation.
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
The IRS and other taxing authorities may continue to challenge our tax positions and we may not be able to successfully maintain such positions.
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a worthless stock deduction directly attributable to product liability losses. On December 31, 2020, the IRS issued a Technical Advice Memorandum (TAM) that we previously disclosed we were expecting to receive. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
Structural and Organizational Risks
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
This section provides information about the location and general character of the Company’s principal physical properties at December 31, 2020.

The Company’s global headquarters is located in Dublin, Ireland. The Company also conducts certain corporate functions at its Malvern, Pennsylvania location. Both properties are leased. The Malvern lease is described in more detail in Note 9. Leases in the Consolidated Financial Statements included in Part IV, Item 15 of this report. These locations support each of our reportable segments. For example, our global quality and supply chain functions are run from our global headquarters. The Company’s segments conduct certain additional business functions, including manufacturing, distribution, quality assurance, R&D and administration, at locations throughout the U.S. and select global markets. Additional information about the properties of the Company’s reportable segments is set forth below:
•Branded Pharmaceuticals: This segment also conducts certain operations in the U.S. through leased and owned manufacturing properties in Pennsylvania, New York and New Jersey, as well as certain administrative and R&D functions through leased properties in Pennsylvania.
•Sterile Injectables: This segment also conducts certain manufacturing, quality assurance, R&D and administration functions in the U.S. through owned and leased properties in Michigan, as well as certain R&D and administration functions in New York and in India in the same facilities as our Generic Pharmaceuticals segment, as discussed below.
•Generic Pharmaceuticals: This segment also conducts certain manufacturing, distribution, quality assurance and administration functions, as well as certain R&D functions, through owned and leased properties throughout the U.S., including in New York and California. It also conducts significant R&D operations, as well as certain manufacturing and administrative functions, in India through owned and leased facilities in Chennai and Mumbai.
•International Pharmaceuticals: This segment’s operations are currently conducted through Paladin’s leased headquarters in Montreal, Canada.
As of December 31, 2020, our owned and leased properties consist of approximately 1.1 million and 1.2 million square feet, respectively. We believe our properties are suitable and adequate to support our current and projected operations in all material respects.
Item 3.        Legal Proceedings
The disclosures under Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report are incorporated into this Part I, Item 3 by reference.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our ordinary shares are traded on the Nasdaq under the ticker symbol “ENDP.”
Holders. As of February 18, 2021, we estimate that there were approximately 67 holders of record of our ordinary shares.
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
Performance Graph. The following graph provides a comparison of the cumulative total shareholder return on the Company’s ordinary shares with that of the cumulative total shareholder return on the (i) NASDAQ Composite Index and (ii) the NASDAQ Pharmaceutical Index, commencing on December 31, 2015 and ending December 31, 2020. The graph assumes $100 invested on December 31, 2015 in the Company’s ordinary shares and in each of the comparative indices. Our historic share price performance is not necessarily indicative of future share price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Endo International plc, the NASDAQ Composite Index
and the NASDAQ Pharmaceutical Index

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Endo International plc
NASDAQ Composite
NASDAQ Pharmaceutical

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2015	2016	2017	2018	2019	2020
Endo International plc	$100.00	$26.90	$12.66	$11.92	$7.66	$11.73
NASDAQ Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
NASDAQ Pharmaceutical Index	$100.00	$80.51	$97.95	$95.46	$113.09	$132.91
Recent sales of unregistered securities; Use of proceeds from registered securities. There were no unregistered sales of equity securities by the Company during the three years ended December 31, 2020.

Purchase of Equity Securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo International plc ordinary shares by the Company during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
October 1, 2020 to October 31, 2020	—	—	—	$2,250,000,000
November 1, 2020 to November 30, 2020	—	—	—	$2,250,000,000
December 1, 2020 to December 31, 2020	—	—	—	$2,250,000,000
Three months ended December 31, 2020	—	—	—
__________
(1)Pursuant to Article 11 of the Company’s Articles of Association, the Company has broad shareholder authority to conduct ordinary share repurchases by way of redemptions. As permitted by Irish Law and the Company’s Articles of Association, any ordinary shares redeemed shall be cancelled upon redemption. The Board has approved the 2015 Share Buyback Program that authorizes the Company to redeem, in the aggregate, $2.5 billion of its outstanding ordinary shares. Redemptions under this program may be made from time to time in open market or negotiated transactions or otherwise, as determined by the Board. This program does not obligate the Company to redeem any particular amount of ordinary shares. To date, the Company has redeemed and cancelled approximately 4.4 million of its ordinary shares under the 2015 Share Buyback Program for $250.0 million, not including related fees. We currently do not intend to conduct ordinary share repurchases in the foreseeable future. Future redemptions, if any, will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of future debt, if any, the then current share price, market conditions, legal limitations, sufficient distributable reserves and other factors. For example, the Companies Act requires Irish companies to have distributable reserves equal to or greater than the amount of any proposed ordinary share repurchase amount. Unless we are able to generate sufficient distributable reserves or create distributable reserves by reducing our share premium account, we will not be able to repurchase our ordinary shares. The 2015 Share Buyback Program may be suspended, modified or discontinued at any time.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Total revenues	$2,903,074	$2,914,364	$2,947,078	$3,468,858	$4,010,274
Income (loss) from continuing operations	$247,464	$(360,584)	$(961,767)	$(1,232,711)	$(3,223,772)
Net income (loss) per share—continuing operations:
Basic	$1.08	$(1.60)	$(4.29)	$(5.52)	$(14.48)
Diluted	$1.06	$(1.60)	$(4.29)	$(5.52)	$(14.48)
Weighted average shares—basic	229,314	226,050	223,960	223,198	222,651
Weighted average shares—diluted	233,653	226,050	223,960	223,198	222,651
Cash dividends declared per share	$—	$—	$—	$—	$—

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,213,437	$1,454,531	$1,149,113	$986,605	$517,250
Total assets	$9,264,637	$9,389,527	$10,132,393	$11,635,580	$14,275,109
Long-term debt, less current portion, net	$8,280,578	$8,359,899	$8,224,269	$8,242,032	$8,141,378
Other long-term obligations	$378,174	$435,883	$456,311	$687,759	$797,397
Based on the Company’s adoption of certain accounting principles, including, for example, its modified retrospective adoptions of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) and Accounting Standards Codification Topic 842, Leases (ASC 842) on January 1, 2018 and January 1, 2019, respectively, the accounting principles in effect differ among the periods presented above.
The Company has recorded certain amounts for asset impairment charges and litigation-related and other matters during each year presented, portions of which are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations. The Company has completed certain acquisitions during or after 2016, including the acquisition of BioSpecifics, as further described in Note 5. Acquisitions in the Consolidated Financial Statements included in Part IV, Item 15 of this report. In certain cases, these acquisitions had a significant impact on the Company’s financial statements in their respective years of acquisition and in subsequent years. These impacts result from the consideration transferred by the Company for the acquisitions, the initial and subsequent purchase accounting for the acquired entities’ assets and liabilities and the post-acquisition results of operations.
The Company has also ceased operations and/or divested of certain businesses. The Company sold the Men’s Health and Prostate Health units of the American Medical Systems Holdings, Inc. (AMS) business in 2015 and wound down the Women’s Health unit of the AMS business (Astora) in March 2016. The operating results of the entire AMS business, which includes the Men’s Health, Prostate Health and Astora businesses, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations in the Consolidated Financial Statements included in Part IV, Item 15 of this report. The assets and liabilities of Litha, which was sold in July 2017, are classified as held for sale in the Consolidated Balance Sheets as of December 31, 2016. Somar was sold in October 2017.
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
Generally speaking, this section omits discussions about 2018 items and comparisons between 2019 and 2018. Such discussions can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. However, as further discussed below, the Company has revised its definition of Segment adjusted income from continuing operations before income tax, effective January 1, 2020, to exclude certain legal costs, resulting in certain adjustments being made to previously reported amounts for 2019 and 2018. Therefore, in the case of Segment adjusted income from continuing operations before income tax, the Company has included discussions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations about 2018 and comparisons between 2019 and 2018.
The discussions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto. Except for the historical information contained in this report, including the following discussion, this report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this report.
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The operating results of Astora are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 3. Discontinued Operations in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
EXECUTIVE SUMMARY
This executive summary provides 2020 highlights from the results of operations that follow:
•Total revenues in 2020 were $2,903.1 million compared to $2,914.4 million in 2019 as strong performance from our Sterile Injectables segment was offset by declines in our Branded Pharmaceuticals, Generic Pharmaceuticals and International Pharmaceuticals segments. Our 2020 revenues were impacted by COVID-19, as further described below.
•Gross margin percentage in 2020 increased to 50.3% from 46.2% in 2019, reflecting the impact of decreased amortization expense and favorable changes in product mix, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives. The favorable change in product mix in 2020 primarily resulted from increased revenues of VASOSTRICT®.
•Asset impairment charges in 2020 decreased to $120.3 million from $526.1 million in 2019.
•We reported Income from continuing operations of $247.5 million in 2020 compared to Loss from continuing operations of $360.6 million in 2019.
Additionally, the following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
•In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Many countries and localities announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, suspending all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place orders (subject to limited exceptions). Since then, developments have evolved rapidly and are likely to continue to do so. While there has been some loosening of restrictions, an increase in diagnosed cases may lead to the reinstatement of various restrictions. The impact on our results from COVID-19 and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations. The extent to which COVID-19 will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. In addition, because COVID-19 did not begin to affect our financial results until late in the first quarter of 2020, its impact on our consolidated results and the results of our business segments to date may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for any future periods. COVID-19 could also increase the degree to which our results, including the results of our business segments, fluctuate in the future. Refer to “Risk Factors” in Part I, Item 1A of this report for further details.
•In June 2020, we completed a series of financing transactions, collectively referred to herein as the June 2020 Refinancing Transactions (as defined below), which are further discussed in Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

•In July 2020, we announced that we had received FDA approval of QWO® for the treatment of moderate to severe cellulite in the buttocks of adult women. The anticipated launch of QWO® is in spring 2021. We have incurred and expect to continue to incur costs associated with the planned commercial launch of QWO®.
•In September 2020, we announced that we had entered into a non-exclusive agreement with Novavax, Inc. to provide fill-finish manufacturing services for its COVID-19 vaccine candidate (NVX-CoV2373).
•In November 2020, we announced the initiation of several strategic actions, collectively referred to as the 2020 Restructuring Initiative, to further optimize operations and increase overall efficiency. We have recorded and expect to record certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•In December 2020, we completed our acquisition of BioSpecifics. Prior to this acquisition, we had a strategic relationship with BioSpecifics since 2004 pursuant to which BioSpecifics was, among other things, entitled to a royalty stream from us related to our collagenase-based therapies, including XIAFLEX® and QWO®. Subsequent to the acquisition, BioSpecifics became our wholly-owned consolidated subsidiary. As a result, beginning in December 2020, the BioSpecifics acquisition had the effect of reducing future royalty payments, which had previously been recognized in Cost of revenues. For additional information about the BioSpecifics acquisition, including information about the purchase consideration and our pre-acquisition royalty obligations, refer to Note 5. Acquisitions and Note 12. License and Collaboration Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments and share-based compensation, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of COVID-19.
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

The Company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable components and the most likely amount method when estimating the amount of variable consideration to include in the transaction price with respect to future potential milestone payments that do not qualify for the sales- and usage-based royalty exception. Variable consideration is included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved. The variable component of the transaction price is estimated based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. We subsequently review our estimates for sales deductions based on new or revised information that becomes available to us and make revisions to our estimates if and when appropriate. Refer to “Sales deductions” section below for additional information.
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
Sales deductions
As described above, the amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of variable consideration, including sales deductions. If the assumptions we use to calculate our estimates for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. The following table presents the activity and ending balances, excluding Discontinued operations, for our product sales provisions for the years ended December 31, 2020 and 2019 (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance, December 31, 2018	$236,946	$279,716	$218,366	$37,303	$772,331
Current year provision	90,876	792,389	2,144,534	148,156	3,175,955
Prior year provision	(4,029)	(5,952)	1,233	(2,060)	(10,808)
Payments or credits	(117,545)	(850,363)	(2,158,965)	(150,268)	(3,277,141)
Balance, December 31, 2019	$206,248	$215,790	$205,168	$33,131	$660,337
Current year provision	99,001	614,923	2,117,251	154,660	2,985,835
Prior year provision	(5,857)	(10,049)	485	(3,674)	(19,095)
Payments or credits	(91,476)	(641,219)	(2,132,376)	(156,391)	(3,021,462)
Balance, December 31, 2020	$207,916	$179,445	$190,528	$27,726	$605,615
Returns and Allowances
Consistent with industry practice, we maintain a return policy that allows our customers to return products within a specified period of time both subsequent to and, in certain cases, prior to the products’ expiration dates. Our return policy generally allows customers to receive credit for expired products within six months prior to expiration and within between six months and one year after expiration. Our provision for returns and allowances consists of our estimates for future product returns, pricing adjustments and delivery errors. The primary factors we consider in estimating our potential product returns include:
•the shelf life or expiration date of each product;
•historical levels of expired product returns;
•external data with respect to inventory levels in the wholesale distribution channel;
•external data with respect to prescription demand for our products; and
•the estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns.
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

Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. Where available, we utilize information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to DSAs, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we evaluate market conditions for products primarily through the analysis of wholesaler and other third party sell-through data, as well as internally-generated information, to assess factors that could impact expected product demand at the estimate date. As of December 31, 2020, we believe that our estimates of the level of inventory held by our customers is within a reasonable range as compared to both historical amounts and expected demand for each respective product.
When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine whether we believe the increase is temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to our provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be temporary include:
•recently implemented or announced price increases for our products; and
•new product launches or expanded indications for our existing products.
Conversely, other-than-temporary increases in inventory levels may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust our provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be other-than-temporary include:
•declining sales trends based on prescription demand;
•recent regulatory approvals to shorten the shelf life of our products, which could result in a period of higher returns related to older product still in the distribution channel;
•introduction of generic or other competing products;
•increasing price competition from generic competitors; and
•changes to the National Drug Codes (NDCs) of our products, which could result in a period of higher returns related to product with the old NDC, as our customers generally permit only one NDC per product for identification and tracking within their inventory systems.
Rebates
Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:
•direct rebates;
•indirect rebates;
•governmental rebates, including those for Medicaid, Medicare and TRICARE, among others; and
•managed-care rebates.
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
Our provision for chargebacks consists of our estimates for the credits described above. The primary factors we consider in developing and evaluating our provision for chargebacks include:
•the average historical chargeback credits;
•estimated future sales trends; and
•an estimate of the inventory held by our wholesalers, based on internal analysis of a wholesaler’s historical purchases and contract sales.
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
Shelf-stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer’s inventory cost to better reflect current market prices. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include:
•the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence;
•the estimated decline in the market price of our product, which we determine based on historical experience and customer input; and
•the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.
Valuation of long-lived assets
As of December 31, 2020, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is approximately $3.2 billion. Our finite-lived intangible assets consist of license rights and developed technology.
Long-lived assets are generally initially recorded at fair value if acquired in a business combination, or at cost if otherwise. To the extent any such asset is deemed to have a finite life, it is then amortized over its estimated useful life using either the straight-line method or, in the case of certain developed technology assets, an accelerated amortization model. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable. Recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. An impairment loss, if any, is measured as the excess of the asset’s carrying amount over its fair value, generally based on a discounted future cash flow method, independent appraisals or offers from prospective buyers. An impairment loss would be recognized in the Consolidated Statements of Operations in the period that the impairment occurs. As a result of the significance of our long-lived assets, any recognized impairment loss could have a material adverse impact on our financial position and results of operations.

Our reviews of long-lived assets during the two years ended December 31, 2020 resulted in certain impairment charges. The majority of these charges related to finite-lived intangible assets, which are described in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Our impairment charges relating to long-lived assets were generally based on fair value estimates determined using discounted cash flow models. When testing a long-lived asset using a discounted cash flow model, we utilize assumptions related to the future operating performance of the corresponding product based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which our segments operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant, weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and our market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any. The discount rates applied to intangible long-lived assets impaired in 2020 ranged from 10.0% to 12.0%.
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
Goodwill and indefinite-lived intangible assets
As of December 31, 2020, our combined goodwill and indefinite-lived intangible assets balance is approximately $3.6 billion.
Goodwill and indefinite-lived intangible assets are tested for impairment annually and when events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of October 1.
We perform the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge we recognize for a reporting unit is equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
Similarly, we perform our indefinite-lived intangible asset impairment tests by comparing the fair value of each intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
We estimate the fair values of our reporting units and of identified indefinite-lived intangible assets using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, operating margins, discount rates and the probability of achieving the estimated cash flows and (ii) future economic conditions, all of which may differ from actual future cash flows.

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
As further described in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report, we recorded a pre-tax, non-cash goodwill impairment charge relating to our Paladin reporting unit of $32.8 million during the first quarter of 2020. Following this impairment, there was no remaining goodwill associated with this reporting unit.
Endo subsequently performed its annual goodwill and indefinite-lived intangible assets impairment tests as of October 1, 2020. For the purpose of the 2020 annual tests, the Company had two reporting units with goodwill: Branded Pharmaceuticals and Sterile Injectables. The aggregate amount of indefinite-lived intangible assets subject to the annual impairment test was not material. The fair values of each of our reporting units and of our indefinite-lived intangible assets were determined using an income approach utilizing discount rates determined based on the overall risk associated with the particular assets and other market factors.
The discount rates used in the October 1, 2020 goodwill tests were 15.0% and 10.0% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively, compared to 12.0% and 10.0%, respectively, used in the October 1, 2019 goodwill tests. As further described below, the Company anticipates increasing its investments in and promotional efforts behind XIAFLEX®. As a result, when compared to the 2019 annual Branded Pharmaceuticals goodwill impairment test, the Company has both: (i) increased its estimates with respect to future revenues and (ii) increased its discount rate commensurate with the risk factors associated with increasing its investments and promotional efforts. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. No goodwill or indefinite-lived intangible asset impairment charges were recorded as a result of the 2020 annual tests. A 50 basis point increase in the assumed discount rate utilized in each test would not have changed the outcomes of our Branded Pharmaceuticals and Sterile Injectables goodwill impairment tests.
Additional information about the impairment tests is provided in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
We are closely monitoring the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material.
Additionally, as further discussed below under the heading “RESULTS OF OPERATIONS,” our Generic Pharmaceuticals segment and certain of the products in our Sterile Injectables segment are subject to risks and uncertainties related to future competition, including the potential introduction of generic versions of VASOSTRICT®. If actual results for these segments differ from our expectations, as a result of competition or otherwise, and/or if we make changes to our assumptions for these segments relating to competition or any other risks or uncertainties, the estimated future revenues and cash flows could be significantly reduced, which could ultimately result in asset impairment charges that may be material. As of December 31, 2020, the carrying amount of goodwill associated with our Sterile Injectables segment was approximately $2.7 billion.

Income taxes
Our income tax expense, deferred tax assets and liabilities, income tax payable and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous other jurisdictions in which we operate. Significant judgments and estimates are required in determining the consolidated income tax expense or benefit for financial statement purposes. Deferred income taxes arise from temporary differences, which result in future taxable or deductible amounts, between the tax basis of assets and liabilities and the corresponding amounts reported in our Consolidated Financial Statements. In assessing the ability to realize deferred tax assets, we consider, when appropriate, future taxable income by tax jurisdiction and tax planning strategies. Where appropriate, we record a valuation allowance to reduce our net deferred tax assets to equal an amount that is more likely than not to be realized. In projecting future taxable income, we consider historical results, adjusted in certain cases for the results of discontinued operations, changes in tax laws or nonrecurring transactions. We incorporate assumptions about the amount of future earnings within a specific jurisdiction’s pretax income, adjusted for material changes included in business operations. The assumptions about future taxable income require significant judgment and, while these assumptions rely heavily on estimates, such estimates are consistent with the plans we are using to manage the underlying business. Future changes in tax laws and rates, including administrative or regulatory guidance, could affect recorded deferred tax assets and liabilities. Any adjustments to these estimates will generally be recorded as an income tax expense or benefit in the period the adjustment is determined.
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
Contingencies
The Company is subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Material legal proceedings are discussed in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Contingent accruals and legal settlements are recorded in the Consolidated Statements of Operations as Litigation-related and other contingencies, net (or as Discontinued operations, net of tax in the case of vaginal mesh matters) when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations (or as Discontinued operations, net of tax in the case of vaginal mesh matters).
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

As of December 31, 2020, our accrual for loss contingencies totaled $372.1 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
RESULTS OF OPERATIONS
COVID-19 Update and Other Key Trends
We are closely monitoring the impact of COVID-19 on all aspects of our business, the pharmaceutical industry and the economy as a whole, including how it has and will continue to impact our workforce, our customers and the patients they serve, our manufacturing and supply chain operations, our R&D programs and regulatory approval processes and our liquidity and access to capital. In addition to our existing business continuity plans, our executive leadership team has developed and implemented a range of proactive measures to address the risks, uncertainties and operational challenges associated with COVID-19. We continue to closely monitor the rapidly evolving situation and implement plans intended to limit the impact of COVID-19 on our business so that we can continue to produce the critical care medicines that hospitals and healthcare providers need to treat patients, including those with COVID-19. Actions we have taken to date and expected key trends are further described below.
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
Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. Beginning in late first-quarter 2020 and into early second-quarter 2020, we experienced an increase in sales volumes for some of our critical care products, including VASOSTRICT®. These higher volumes resulted from significant channel inventory stocking of these products in anticipation of treating certain patients infected with COVID-19 including, in the case of VASOSTRICT®, for the treatment of patients with vasodilatory shock. This increase in sales volume was followed by significant inventory destocking for the remainder of the second quarter of 2020. Sales volumes returned toward pre-COVID-19 levels during the third quarter of 2020; however, during the fourth quarter of 2020, we again experienced increased sales volumes based on a resurgence of COVID-19 cases in certain parts of the U.S. Additionally, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. In the following months, sales volumes began to recover toward pre-COVID-19 levels as physician offices reopened; however, sales volumes in the fourth quarter of 2020 were impacted as a result of a resurgence of COVID-19 cases in certain parts of the U.S. Future changes in the COVID-19 pandemic could further impact future revenues for these products.
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

Clinical and Development Programs. We have a number of ongoing clinical trials. We are committed to the safety of our patients, employees and others involved in these trials. We are monitoring COVID-19 closely and continue to partner with the FDA on our ongoing clinical trials, regulatory applications and other R&D activities. Based on an assessment of our R&D programs, including our clinical trials, we have developed a plan and timeline for each study in order to enhance communication with patients, sites and vendors. To date, the impacts of COVID-19 have resulted in modest delays and could continue to cause delays to certain of our clinical trials and product development and commercialization programs, including obtaining adequate patient enrollment, receiving regulatory approvals and successfully bringing product candidates to market. Additionally, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we moved the anticipated product launch of QWO® to spring 2021.
Key Trends. Since the first quarter of 2020, we, and our industry as a whole, have been impacted by COVID-19 and may experience a greater impact going forward. The most significant trends we face as a result of the COVID-19 pandemic include: (i) decreases in demand for certain of our physician administered products due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic, (ii) potential temporary decreases to the supply of certain of our products due to modified production schedules to safely maintain operations in response to COVID-19 and other factors including, without limitation, workforce availability, (iii) potential idle capacity charges based on implementation of certain of the policies described above at our manufacturing facilities and (iv) potential delays in our ability to launch some new products due to production prioritization and economic conditions and other factors outside of our control. For further information regarding the impact of COVID-19 on the Company, please refer to “Risk Factors” in Part I, Item 1A of this report.
Our estimated revenue trends for the full year 2021 compared to the full year 2020 are set forth below. These estimated revenue trends reflect the current expectations of our management team based on information currently available to them. Our estimates are subject to significant risks and uncertainties that could cause our actual results to differ materially from those indicated below, including, among other things, our assumptions about the duration and severity of COVID-19 and the impact of any related governmental, business or other actions, any of which could cause the impact of COVID-19 to be more significant than our current expectations.
•For the full year 2021, we expect an increase in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2020, primarily driven by increased revenues of XIAFLEX®. This expected increase in XIAFLEX® revenues is primarily driven by an anticipated increase in demand driven by our investments in and promotional efforts behind this product. Additionally, we expect physician office activity and patient office visits to increase in 2021 compared to 2020. We also expect to launch QWO® in spring 2021, resulting in an increase in Branded Pharmaceuticals segment revenues in 2021.
•For the full year 2021, we expect revenues from the Established Products portfolio of our Branded Pharmaceuticals segment and from our Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals segments to decline as compared to 2020, primarily driven by competitive pressures impacting these product portfolios.
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the years ended December 31, 2020 and 2019 (dollars in thousands):

			% Change
	2020	2019	2020 vs. 2019
Total revenues, net	$2,903,074	$2,914,364	—%
Cost of revenues	1,442,511	1,569,338	(8)%
Gross margin	$1,460,563	$1,345,026	9%
Gross margin percentage	50.3%	46.2%
Selling, general and administrative	698,506	632,420	10%
Research and development	158,902	130,732	22%
Litigation-related and other contingencies, net	(19,049)	11,211	NM
Asset impairment charges	120,344	526,082	(77)%
Acquisition-related and integration items, net	16,549	(46,098)	NM
Interest expense, net	532,939	538,734	(1)%
Gain on extinguishment of debt	—	(119,828)	(100)%
Other (income) expense, net	(21,110)	16,677	NM
Loss from continuing operations before income tax	$(26,518)	$(344,904)	(92)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Total revenues, net. Total revenues in 2020 were $2,903.1 million compared to $2,914.4 million in 2019 as strong performance from our Sterile Injectables segment was offset by declines in our Branded Pharmaceuticals, Generic Pharmaceuticals and International Pharmaceuticals segments. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the years ended December 31, 2020 and 2019, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and continuity and separation benefits and other cost reduction initiatives. The following table summarizes such amounts (in thousands):

	2020	2019
Amortization of intangible assets (1)	$427,543	$543,862
Continuity and separation benefits and other cost reduction initiatives (2)	$55,413	$5,693
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease in 2020 was primarily driven by asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets put into service.
(2)Amounts primarily relate to certain accelerated depreciation charges and employee separation, continuity and other benefit-related costs. For further discussion of our material restructuring initiatives, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
The decrease in Cost of revenues in 2020 was primarily due to decreased amortization expense and favorable changes in product mix as described below, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives.
Gross margin percentage increased in 2020 as a result of decreased amortization expense and favorable changes in product mix, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives. The favorable change in product mix in 2020 primarily resulted from increased revenues of VASOSTRICT®.
As further discussed above, beginning in December 2020, the BioSpecifics acquisition had the effect of reducing future royalty payments, which had previously been recognized in Cost of revenues.
Selling, general and administrative expenses. The increase in 2020 was primarily due to costs of $31.1 million in 2020 associated with the June 2020 Refinancing Transactions, costs of $27.9 million in 2020 associated with the 2020 Restructuring Initiative, a higher branded prescription drug fee, increased long-term incentive compensation costs and increased costs associated with preparing for our planned commercial launch of QWO®, partially offset by a third-quarter 2019 premium associated with an extended reporting period endorsement on an expiring insurance program that did not reoccur in 2020 as well as reduced legal costs associated with certain matters.
For further discussion of the 2020 Restructuring Initiative, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
We expect Selling, general and administrative expenses to increase as compared to amounts in 2020, primarily as a result of increased costs associated with preparing for and executing on our planned commercial launch of QWO®, significantly increased investment and promotional efforts behind XIAFLEX® and increased legal costs associated with certain matters.
R&D expenses. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs and can also vary in periods in which we incur significant upfront or milestone charges related to agreements with third parties.
Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO®, which was approved by the FDA for the treatment of moderate to severe cellulite in the buttocks of adult women in July 2020. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis, which are continuing to progress. We also expect to continue to focus investments in RTU and other product candidates in our Sterile Injectables segment, potentially including license and commercialization agreements such as our Nevakar, Inc. agreement. In 2019, Endo initiated an open-label Phase 1 PK study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype. Based on the study results, we were issued two new patents by the PTO, both of which expire in 2040. Endo also submitted a PAS application for VASOSTRICT® to the FDA, which was subsequently accepted by the agency and is under review. The timing and outcome of the FDA’s review of the PAS application are within the FDA’s discretion. As our development programs progress, it is possible that our R&D expenses could increase.

The increase in R&D expense in 2020 was driven by a $28.6 million charge related to in-process research and development assets expensed in connection with the acquisition of BioSpecifics, which is further described in Note 5. Acquisitions in the Consolidated Financial Statements included in Part IV, Item 15 of this report, costs of $5.1 million in 2020 associated with the 2020 Restructuring Initiative and increased R&D costs associated with our Sterile Injectables segment, partially offset by decreased costs associated with certain post-marketing R&D commitments and our development programs for QWO®. For further discussion of the 2020 Restructuring Initiative, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net are changes to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report. As further described therein, adjustments to the corresponding liability accruals may be required in the future. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Goodwill impairment charges	$32,786	$171,908
Other intangible asset impairment charges	79,917	347,706
Property, plant and equipment impairment charges	1,249	6,468
Operating lease right-of-use asset impairment charges	6,392	—
Total asset impairment charges	$120,344	$526,082
The factors leading to our material goodwill and intangible asset impairment tests, as well as the results of these tests, are further described in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report. A discussion of critical accounting estimates made in connection with certain of our impairment tests is included above under the caption “CRITICAL ACCOUNTING ESTIMATES.”
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense (benefit) from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 7. Fair Value Measurements in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Interest expense	$537,109	$558,680
Interest income	(4,170)	(19,946)
Interest expense, net	$532,939	$538,734
The decrease in interest expense in 2020 was primarily attributable to decreases to LIBOR that impacted our variable-rate debt and the reductions to the amount of our indebtedness associated with the March 2019 Refinancing Transactions (as defined below) and June 2020 Refinancing Transactions, partially offset by the increases to the weighted average interest rate applicable to our notes following the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, as well as interest expense associated with our June 2019 Revolving Credit Facility draw of $300.0 million. Refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of these transactions. Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Gain on extinguishment of debt. The amount in 2019 relates to the March 2019 Refinancing Transactions. Refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.

Other (income) expense, net. The components of Other (income) expense, net for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Net gain on sale of business and other assets	$(16,353)	$(6,367)
Foreign currency loss, net	2,466	5,247
Net (gain) loss from our investments in the equity of other companies	(2,160)	2,346
Other miscellaneous, net	(5,063)	15,451
Other (income) expense, net	$(21,110)	$16,677
For additional information on the components of Other (income) expense, net, refer to Note 20. Other (Income) Expense, Net in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Income tax (benefit) expense. The following table displays our Loss from continuing operations before income tax, Income tax (benefit) expense and Effective tax rate for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Loss from continuing operations before income tax	$(26,518)	$(344,904)
Income tax (benefit) expense	$(273,982)	$15,680
Effective tax rate	1,033.2%	(4.5)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in income tax benefit in 2020 as compared to the 2019 income tax expense primarily relates to the income tax benefit arising from the CARES Act and a change in deferred tax liabilities following the BioSpecifics acquisition during 2020.
We have valuation allowances established against our deferred tax assets in most jurisdictions in which we operate, with the exception of Canada and India. Accordingly, it would be unlikely for future pre-tax losses to create a tax benefit that would be more likely than not to be realized. Although the Company has valuation allowances established against deferred tax assets in most major jurisdictions as of December 31, 2020, it is possible that there could be material reversals, particularly if certain proposed law changes were to be enacted.
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a worthless stock deduction directly attributable to product liability losses. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
During the third quarter of 2020, the IRS opened an examination into certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2016 and December 31, 2018. The IRS will likely examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities, including the Canada Revenue Agency, are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examinations. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate. See the risk factor “The IRS and other taxing authorities may continue to challenge our tax positions and we may not be able to successfully maintain such positions” in Part I, Item 1A of this document for more information.
For additional information on our income taxes, including information about the impact of the CARES Act, refer to Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Litigation-related and other contingencies, net	$41,097	$30,400
Loss from discontinued operations before income taxes	$(67,847)	$(62,052)
Income tax benefit	$(4,327)	$—
Discontinued operations, net of tax	$(63,520)	$(62,052)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts in 2020 and 2019 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Business Segment Results Review
Refer to Note 6. Segment Results in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further details regarding our reportable segments and Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance), as well as reconciliations of Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax.
We refer to Segment adjusted income from continuing operations before income tax, a financial measure not defined by U.S. GAAP, in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. For instance, we believe that this measure facilitates internal comparisons to our historical operating results and comparisons to competitors’ results. We believe this measure is useful to investors in allowing for greater transparency related to supplemental information used in our financial and operational decision-making. Further, we believe that Segment adjusted income from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize Segment adjusted income from continuing operations before income tax to evaluate our financial performance. Finally, Segment adjusted income from continuing operations before income tax is utilized in the calculation of other financial measures not determined in accordance with U.S. GAAP that are used by the Compensation Committee of the Company’s Board in assessing the performance and compensation of substantially all of our employees, including our executive officers. Effective January 1, 2020, the Company revised its definition of Segment adjusted income from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the chief operating decision maker (CODM) reviews segment performance. Refer to Note 6. Segment Results in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further details regarding this revision.
There are limitations to using financial measures such as Segment adjusted income from continuing operations before income tax. Other companies in our industry may define Segment adjusted income from continuing operations before income tax differently than we do. As a result, it may be difficult to use Segment adjusted income from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Segment adjusted income from continuing operations before income tax is not intended to represent cash flow from operations as defined by U.S. GAAP and should not be used as an indicator of operating performance, a measure of liquidity or as alternative to net income, cash flows or any other financial measure determined in accordance with U.S. GAAP. We compensate for these limitations by providing, in Note 6. Segment Results in the Consolidated Financial Statements included in Part IV, Item 15 of this report, reconciliations of Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax.

Revenues, net. The following table displays our revenue by reportable segment for the years ended December 31, 2020 and 2019 (dollars in thousands):

			% Change
	2020	2019	2020 vs. 2019
Branded Pharmaceuticals	$781,780	$855,402	(9)%
Sterile Injectables	1,238,847	1,063,131	17%
Generic Pharmaceuticals	783,110	879,882	(11)%
International Pharmaceuticals (1)	99,337	115,949	(14)%
Total net revenues from external customers	$2,903,074	$2,914,364	—%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the years ended December 31, 2020 and 2019 (dollars in thousands):

			% Change
	2020	2019	2020 vs. 2019
Specialty Products:
XIAFLEX®	$316,234	$327,638	(3)%
SUPPRELIN® LA	88,182	86,797	2%
Other Specialty (1)	92,662	105,241	(12)%
Total Specialty Products	$497,078	$519,676	(4)%
Established Products:
PERCOCET®	$110,112	$116,012	(5)%
TESTOPEL®	35,234	55,244	(36)%
Other Established (2)	139,356	164,470	(15)%
Total Established Products	$284,702	$335,726	(15)%
Total Branded Pharmaceuticals (3)	$781,780	$855,402	(9)%
__________
(1)Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2020 and/or any product having revenues in excess of $100 million during any of the years ended December 31, 2020, 2019 or 2018 or $25 million during any quarterly period in 2020 or 2019.
Specialty Products
XIAFLEX®, SUPPRELIN® LA and certain of our Other Specialty Products are physician administered products. Beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. In the following months, sales volumes began to recover toward pre-COVID-19 levels as physician offices reopened; however, sales volumes in the fourth quarter of 2020 were impacted as a result of a resurgence of COVID-19 cases in certain parts of the U.S. In 2020, overall sales volumes for XIAFLEX® decreased, resulting in decreased revenues. The decrease in XIAFLEX® revenues in 2020 was partially offset by price.
The decrease in Other Specialty revenues in 2020 was primarily attributable to decreased volume.
Established Products
The decrease in PERCOCET® revenues in 2020 was primarily attributable to decreased volume, partially offset by increased price.
The decrease in TESTOPEL® revenues in 2020 was primarily attributable to decrease volume resulting from a temporary supply disruption, which was subsequently resolved in the third quarter of 2020.
The decrease in Other Established Products revenues in 2020 was primarily attributable to volume decreases as a result of ongoing competitive pressures.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the years ended December 31, 2020 and 2019 (dollars in thousands):

			% Change
	2020	2019	2020 vs. 2019
VASOSTRICT®	$785,646	$531,737	48%
ADRENALIN®	152,074	179,295	(15)%
Ertapenem for injection	65,607	104,679	(37)%
APLISOL®	36,220	61,826	(41)%
Other Sterile Injectables (1)	199,300	185,594	7%
Total Sterile Injectables (2)	$1,238,847	$1,063,131	17%
__________
(1)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the year ended December 31, 2020 and/or any product having revenues in excess of $100 million during any of the years ended December 31, 2020, 2019 or 2018 or $25 million during any quarterly period in 2020 or 2019.
The increase in VASOSTRICT® revenues in 2020 was primarily attributable to a combination of increased volume resulting from the impacts of COVID-19 described above, as well as price. Although there has been a resurgence of COVID-19 that is expected to continue into 2021, we expect sales volumes to decrease toward pre-COVID-19 levels later in 2021 to the extent hospitalizations related to COVID-19 decline.
As of December 31, 2020, we have 14 patents covering VASOSTRICT® listed in the Orange Book, including with respect to presentations that have not yet been commercialized, and additional patents pending with the PTO. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in significant reductions to our market share, revenues and cash flows, both in the short term and long term, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in ADRENALIN® revenues in 2020 was primarily driven by the impact of competitive entrants. The introduction of one or more additional competing versions of ADRENALIN® could result in further reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in revenues of ertapenem for injection (the authorized generic of Merck’s Invanz®) in 2020 was primarily attributable to decreased volume and price as a result of increased competition.
The decrease in APLISOL® revenues in 2020 was driven in part by decreased volumes resulting from competition. Additionally, during the third quarter of 2019, APLISOL® revenues benefited from wholesalers restocking after a temporary supply shortage. This benefit did not reoccur in 2020.
The increase in Other Sterile Injectables revenues in 2020 was primarily driven by increased volumes, partially offset by decreased prices across multiple products within the product portfolio.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues in 2020 was primarily attributable to decreased sales of colchicine tablets (the authorized generic of Takeda’s Colcrys®) resulting from competition, as well as competitive pressures on certain other generic products, partially offset by increased revenues from certain recent product launches.
International Pharmaceuticals. The decrease in International Pharmaceuticals revenues in 2020 was primarily attributable to competitive pressures in certain international markets and the impact of certain product discontinuation activities.

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax by reportable segment for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Branded Pharmaceuticals	$377,526	$426,677	$412,543	(12)%	3%
Sterile Injectables	$950,145	$780,799	$695,363	22%	12%
Generic Pharmaceuticals	$87,178	$159,716	$317,892	(45)%	(50)%
International Pharmaceuticals	$41,022	$44,758	$59,094	(8)%	(24)%
Branded Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax in 2020 was primarily attributable to the gross margin effect of the decreased revenues further described above and increased costs associated with preparing for our planned commercial launch of QWO®, partially offset by reduced R&D expense resulting from lower costs associated with certain post-marketing R&D commitments and our development programs for QWO®, as well as reduced legal costs associated with certain matters.
We expect this segment’s 2021 Segment adjusted income from continuing operations before income tax to reflect increased gross margins as a result of both the increase in revenues described above and the reduction to royalty payments relating to the BioSpecifics acquisition as described above, partially offset by increased operating expenses, including increased costs associated with preparing for and executing on our planned commercial launch of QWO® and significantly increased investment and promotional efforts behind XIAFLEX®.
The increase in Segment adjusted income from continuing operations before income tax in 2019 was primarily attributable to increased gross margins resulting from changes in product mix, reduced legal costs associated with certain matters and lower R&D expense resulting from reduced costs associated with our clinical trials of QWO®, partially offset by increased costs associated with certain post-marketing R&D commitments. These increases were partially offset by increased costs related to our investment and promotional efforts behind XIAFLEX® and increased costs associated with preparing for our planned commercial launch of QWO®.
Sterile Injectables. The increase in Segment adjusted income from continuing operations before income tax in 2020 was primarily attributable to the gross margin effect of the increased revenues further described above.
The increase in Segment adjusted income from continuing operations before income tax in 2019 was primarily driven by increased revenues and gross margins resulting from strong performance across several products in this segment.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax in 2020 was primarily attributable to the gross margin effects of the decreased revenues further described above.
The decrease in Segment adjusted income from continuing operations before income tax in 2019 was primarily attributable to decreased revenues and the resulting reduction to gross margin. Additionally, gross margin was negatively impacted by changes in product mix resulting from increased sales of certain lower margin authorized generic products. These decreases were partially offset by reduced expenses including the impact of certain restructuring and other cost saving initiatives and a lower branded prescription drug fee. Our material restructuring initiatives are described in Note 4. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
International Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax in 2020 was primarily attributable to the gross margin effects of the decreased revenues further described above.
The decrease in Segment adjusted income from continuing operations before income tax in 2019 was primarily attributable to decreased revenues and the resulting reduction to gross margin.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, mergers and acquisitions (such as the recent acquisition of BioSpecifics), contingent liabilities, debt service payments, income taxes and litigation-related matters, including in connection with vaginal mesh matters and other matters. The Company’s working capital was $1,159.4 million at December 31, 2020 compared to working capital of $1,125.9 million at December 31, 2019. The amounts at December 31, 2020 and December 31, 2019 include restricted cash and cash equivalents of $127.0 million and $242.8 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.

Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,213.4 million at December 31, 2020 compared to $1,454.5 million at December 31, 2019. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below. For information regarding the impact of COVID-19 on the Company, including on our liquidity and capital resources, please refer to “Risk Factors” in Part I, Item 1A of this report.
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
We may also, from time to time, seek to enter into certain transactions to reduce our leverage and/or interest expense and/or to extend the maturities of our outstanding indebtedness or obtain greater covenant flexibility. Such transactions could include, for example, transactions to exchange existing indebtedness for our ordinary shares or other debt (including exchanges of unsecured debt for secured debt), to issue equity (including convertible securities) or to repurchase, redeem, exchange or refinance our existing indebtedness (including the Credit Agreement) as well as our outstanding senior notes. Any of these transactions could impact our liquidity or results of operations, including requiring us to take charges. Further, the terms of any such transactions, including the amount of any exchange consideration and terms of any refinanced debt, could also be less favorable than we have been able to obtain in the past.
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
We consider the undistributed earnings from the majority of our subsidiaries as of December 31, 2020 to be indefinitely reinvested outside of Ireland and, accordingly, neither income tax nor withholding taxes have been provided thereon. As of December 31, 2020, indefinitely reinvested earnings were approximately $1,424.3 million. We do not anticipate incurring tax in deploying funds to satisfy liquidity needs arising in the ordinary course of business.
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities (as defined below) and the indentures governing our various senior secured and senior unsecured notes. As of December 31, 2020, approximately $3.3 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $4.8 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at December 31, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.

The Credit Agreement and the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain certain covenants. As of December 31, 2020 and December 31, 2019, the Company was in compliance with all such covenants. Following the March 2019 Refinancing Transactions and June 2020 Refinancing Transactions, we have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
In addition, after each fiscal year-end, the Company is required to perform a calculation of Excess Cash Flow (as defined in the Credit Agreement), which could result in certain pre-payments of the principal relating to the Term Loan Facility in accordance with the terms of the Credit Agreement. No such payment is required at December 31, 2020.
Refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information about our indebtedness, including our debt refinancing transactions and information about covenants, maturities, interest rates, security and priority.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B3 with a stable outlook and B with a negative outlook, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at December 31, 2020 and December 31, 2019 are below (dollars in thousands):

	December 31, 2020	December 31, 2019
Total current assets	$2,413,258	$2,586,218
Less: total current liabilities	1,253,824	1,460,289
Working capital	$1,159,434	$1,125,929
Current ratio (total current assets divided by total current liabilities)	1.9:1	1.8:1
Net working capital increased by $33.5 million from December 31, 2019 to December 31, 2020. This increase primarily reflects the favorable impact to net current assets resulting from operations during the year ended December 31, 2020, partially offset by the impacts of: (i) the December 2020 acquisition of BioSpecifics, including acquisition consideration of $655.7 million, partially offset by net current assets acquired of $109.5 million; (ii) the June 2020 Refinancing Transactions that, during the year ended December 31, 2020, resulted in the incurrence of approximately $31.1 million of fees to third parties and cash expenditures of $47.2 million to settle noncurrent debt obligations; (iii) the August 2020 Tender Offer (as defined below), which resulted in cash expenditures of approximately $10 million to settle noncurrent debt obligations; and (iv) Capital expenditures, excluding capitalized interest, of $70.0 million during the year ended December 31, 2020.
The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net cash flow provided by (used in):
Operating activities	$397,392	$98,052
Investing activities	(624,867)	(60,198)
Financing activities	(108,567)	204,601
Effect of foreign exchange rate	654	1,096
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(335,388)	$243,551
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
The $299.3 million increase in Net cash provided by operating activities in 2020 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations, including a decrease of $161.3 million in cash outflows for certain mesh-related matters. We currently expect to fund all of the remaining payments under all previously executed settlement agreements during 2021, which could result in reductions to our operating cash flows. For additional information about mesh-related matters, refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

Investing activities. The $564.7 million increase in Net cash used in investing activities in 2020 compared to the prior year period was primarily due to an increase in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $649.5 million relating to the BioSpecifics acquisition, an increase in Capital expenditures, excluding capitalized interest of $6.1 million and an increase in Product acquisition costs and license fees of $2.0 million, partially offset by an increase in Proceeds from sales and maturities of investments of $92.8 million, which primarily related to investments acquired as part of the BioSpecifics acquisition.
Financing activities. During 2020, Net cash used in financing activities related primarily to Repayments of notes of $57.6 million associated with the June 2020 Refinancing Transactions and August 2020 Tender Offer, Repayments of term loans of $34.2 million and Payments of tax withholding for restricted shares of $8.0 million.
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
R&D. As further described above under the heading “RESULTS OF OPERATIONS,” in recent years, we have incurred significant expenditures related to R&D. We expect to continue incur R&D expenditures related to the development and advancement of our current product pipeline and any additional product candidates we may add via license, acquisition or organically. There can be no assurance that the results of any ongoing or future nonclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any compound, product or indication under development will receive regulatory approval in a timely manner or at all or that such compound, product or indication could be successfully manufactured in accordance with local current good manufacturing practices or marketed successfully, or that we will have sufficient funds to develop or commercialize any of our products.
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
Legal proceedings. We are subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals are recorded when we determine that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

Contractual Obligations. The following table lists our enforceable and legally binding noncancelable obligations as of December 31, 2020.

	Payment Due by Period (in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt obligations (1)	$8,376,443	$34,150	$237,292	$96,713	$3,770,225	$21,578	$4,216,485
Interest expense (2)	2,850,528	523,855	516,454	509,112	389,802	316,789	594,516
Finance lease obligations (3)	44,483	7,590	7,740	7,894	8,051	909	12,299
Operating lease obligations (3)	58,418	14,012	13,584	10,438	5,164	4,203	11,017
Purchase obligations (4)	19,089	13,103	1,390	1,008	676	867	2,045
Mesh-related product liability settlements (5)	35,570	35,570	—	—	—	—	—
Other obligations and commitments (6)	1,232	1,232	—	—	—	—	—
Total (7)	$11,385,763	$629,512	$776,460	$625,165	$4,173,918	$344,346	$4,836,362
__________
(1)Includes minimum cash payments related to principal associated with our indebtedness as of December 31, 2020. A discussion of such indebtedness is included above under the caption “Indebtedness.” The amounts in this table do not reflect any potential early or accelerated principal payments such as the potential payments described in Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
(2)These amounts represent future cash interest payments related to our indebtedness as of December 31, 2020 based on interest rates specified in the associated debt agreements. Payments related to variable-rate debt are based on applicable market rates, estimated at December 31, 2020, plus the specified margin in the associated debt agreements for each period presented.
(3)Refer to Note 9. Leases in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information about our leases. We have entered into agreements to sublease certain properties. Most significantly, we sublease 140,000 square feet of our Malvern, Pennsylvania facility and substantially all of our Chesterbrook, Pennsylvania facility. As of December 31, 2020, we expect to receive approximately $19.6 million in future minimum rental payments over the remaining terms of the Malvern and Chesterbrook subleases from 2021 to 2024. Amounts of expected sublease income are not reflected in the table above.
(4)Purchase obligations are enforceable and legally binding obligations for purchases of goods and services, including minimum inventory contracts.
(5)The amounts included above represent contractual payments for mesh-related product liability settlements and reflect the earliest date that a settlement payment could be due and the largest amount that could be due on that date. These matters are described in more detail in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
(6)Other obligations and commitments relate to any agreements to purchase third-party assets, products and services and other minimum royalty obligations.
(7)Total generally does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheets, except for amounts related to the current portion of long-term debt, accrued interest, current lease obligations, mesh-related product liabilities and certain purchase obligations, which are discussed below.
For purposes of the table above, obligations for the purchase of goods or services are included only for significant noncancelable purchase orders at least one year in length that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the timing of the obligation. In cases where our minimum obligations are variable based on future contingent events or circumstances, we estimate the minimum obligations based on information available to us at the time of disclosure. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2020, we have open purchase orders that represent authorizations to purchase, rather than binding agreements, that are not included in the table above. In addition, we do not include collaboration agreements and potential payments under those agreements or potential payments related to contingent consideration.
Information about our liability for unrecognized tax benefits is included in Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report under the caption “Uncertain Tax Positions.” Due to the nature and timing of the ultimate outcome of these uncertain tax positions, we cannot make a reliable estimate of the amount and period of related future payments, if any. Therefore, our liability has been excluded from the above contractual obligations table.
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the timing of new product launches, purchasing patterns of our customers, market acceptance of our products, the impact of competitive products and pricing, certain actions taken by us which may impact the availability of our products, asset impairment charges, charges related to litigation, restructuring costs including separation benefits, acquisition transaction costs, the impact of financing transactions, upfront, milestone and certain other payments made or accrued pursuant to licensing agreements and changes in the fair value of financial instruments and contingent assets and liabilities recorded as part of acquisitions. Further, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables. The impact of COVID-19 may heighten these fluctuations in our operating results.

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
Non-U.S. operations. Fluctuations in foreign currency rates resulted in a net loss of $2.5 million in 2020 and a net loss of $5.2 million in 2019.
Inflation. We do not believe that inflation had a material adverse effect on our financial statements for the periods presented.
Off-balance sheet arrangements. We have no off-balance sheet arrangements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At December 31, 2020 and December 31, 2019, the aggregate principal amounts of such variable-rate indebtedness were $3,595.5 million and $3,629.6 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At December 31, 2020 and December 31, 2019, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $36.0 million and $36.3 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of December 31, 2020 and December 31, 2019, we had no other assets or liabilities with significant interest rate sensitivity.
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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other (income) expense, net in the Consolidated Statements of Operations. Refer to Note 20. Other (Income) Expense, Net in the Consolidated Financial Statements included in Part IV, Item 15 of this report for the amounts of Foreign currency loss, net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at December 31, 2020 and December 31, 2019. A 10% change at December 31, 2020 would have resulted in approximately $11 million in incremental foreign currency losses on such date. A 10% change at December 31, 2019 would have resulted in approximately $11 million in incremental foreign currency losses on such date.
Item 8.        Financial Statements and Supplementary Data
The information required by this item is contained in the financial statements set forth in Item 15. under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Directors
The information concerning our directors required under this item is incorporated herein by reference from our proxy statement relating to our 2021 Annual General Meeting (2021 Proxy Statement), which will be filed with the SEC.
Executive Officers
For information concerning Endo’s executive officers, see Part I, Item 1 of this report “Business” under the caption “Information about our Executive Officers” and our 2021 Proxy Statement.
Code of Ethics
The information concerning our Code of Conduct is incorporated herein by reference from our 2021 Proxy Statement and can be viewed on our website, the internet address for which is www.endo.com (intended to be an inactive textual reference only).
Audit Committee
The information concerning our Audit Committee is incorporated herein by reference from our 2021 Proxy Statement.
Audit Committee Financial Experts
The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2021 Proxy Statement.
Item 11.        Executive Compensation
The information required under this item is incorporated herein by reference from our 2021 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth aggregate information for the fiscal year ended December 31, 2020 regarding the Company’s compensation plans, under which equity securities of Endo may be issued to employees and directors.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	17,500,180	$18.11	12,122,093
Equity compensation plans not approved by security holders	—	—	—
Total	17,500,180	$18.11	12,122,093
__________
(1)Excludes shares of restricted stock units, performance share units and long-term cash incentive awards which will be settled in the Company’s ordinary shares.
The other information required under this item is incorporated herein by reference from our 2021 Proxy Statement.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference from our 2021 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
Information about the fees for 2020 and 2019 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2021 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated herein by reference from our 2021 Proxy Statement.
The information required under this item is incorporated herein by reference from our 2021 Proxy Statement.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.    The Consolidated Financial Statements:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Other (1)	Balance at End of Period
Valuation Allowance For Deferred Tax Assets:
Year Ended December 31, 2018	$8,062,975	$2,569,175	$(2,259)	$(752,274)	$9,877,617
Year Ended December 31, 2019	$9,877,617	$299,372	$(9,078)	$(338,952)	$9,828,959
Year Ended December 31, 2020	$9,828,959	$150,500	$(316,474)	$5,571	$9,668,556
__________
(1)Represents the remeasurement of net deferred tax assets due to changes in statutory tax rates.
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
4.3.1
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
4.3.2
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
4.4
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
4.5
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
4.5.1
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
4.6
Indenture, dated as of March 28, 2019, among Par Pharmaceutical, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.500% Senior Secured Notes due 2027 (including Form of 7.500% Senior Secured Notes due 2027)
		001-36326	Current Report on Form 8-K	March 28, 2019
4.6.1
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
4.7
Indenture, dated as of June 16, 2020, among Endo Designated Activity Company, Endo Finance LLC, Endo Finco Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 9.500% Senior Secured Second Lien Notes due 2027 (including Form of 9.500% Senior Secured Second Lien Notes due 2027)
		001-36326	Current Report on Form 8-K	June 16, 2020
4.8
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
10.6
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
10.7
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
10.8
Intercreditor Agreement, dated as of June 16, 2020, by and among Wilmington Trust, National Association, as first priority representative, Wilmington Trust, National Association, as second priority representative, and certain grantors party thereto
		001-36326	Current Report on Form 8-K	June 16, 2020
10.9*	Supply Agreement, dated June 26, 2008, between Auxilium and Hollister-Stier Laboratories LLC	000-50855	Quarterly Report on Form 10-Q	August 8, 2008
10.10	Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Current Report on Form 8-K	June 11, 2020
10.11	Form of Stock Option Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	November 8, 2018
10.12	Form of Stock Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	November 8, 2018
10.13	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2020
10.14	Form of Long-Term Cash Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2020
10.15	Form of Long-Term Cash Incentive Award Agreement under the Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	August 8, 2018
10.16	Form of Indemnification Agreement with Endo Health Solutions Inc.	001-36326	Annual Report on Form 10-K	February 29, 2016
10.17	Form of Indemnification Agreement with Endo International plc	001-36326	Quarterly Report on Form 10-Q	May 6, 2016
10.18*	Master Supply Agreement by and between Endo Ventures Limited and Jubilant HollisterStier LLC	001-36326	Quarterly Report on Form 10-Q	August 9, 2016
10.19	Executive Employment Agreement between Endo Health Solutions Inc. and Paul Campanelli, dated as of April 24, 2019	001-36326	Current Report on Form 8-K	April 26, 2019
10.20	Executive Employment Agreement between Endo Health Solutions Inc. and Blaise Coleman, dated February 19, 2020 and effective March 6, 2020	001-36326	Annual Report on Form 10-K	February 26, 2020
10.21	Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	001-36326	Quarterly Report on Form 10-Q	May 7, 2020

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.22	Executive Employment Agreement between Endo Health Solutions Inc. and Mark Bradley, dated February 19, 2020 and effective March 6, 2020	001-36326	Annual Report on Form 10-K	February 26, 2020
10.23	Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	001-36326	Quarterly Report on Form 10-Q	November 6, 2020
10.24	Separation Agreement and General Release between Endo and Terrance J. Coughlin, dated November 19, 2020	Not applicable; filed herewith
10.25	Succession Planning and Transition Compensation Agreement between Endo and Paul V. Campanelli, dated December 12, 2019	001-36326	Current Report on Form 8-K	December 12, 2019
10.26	Cash Contribution Bonus Agreement between Endo and Blaise Coleman, dated August 1, 2019	001-36326	Quarterly Report on Form 10-Q	August 5, 2019
10.27	Cash Contribution Bonus Agreement between Endo and Patrick Barry, dated August 1, 2019	001-36326	Quarterly Report on Form 10-Q	May 7, 2020
10.28	Cash Contribution Bonus Agreement between Endo and Mark Bradley, dated August 1, 2019	001-36326	Annual Report on Form 10-K	February 26, 2020
10.29	Letter Agreement between Endo and Mark Bradley, dated May 17, 2018	001-36326	Annual Report on Form 10-K	February 26, 2020
10.30	Cash Contribution Bonus Agreement between Endo and Matthew J. Maletta, dated August 1, 2019	001-36326	Quarterly Report on Form 10-Q	August 5, 2019
10.31	Cash Contribution Bonus Agreement between Endo and Terrance J. Coughlin, dated August 1, 2019	001-36326	Quarterly Report on Form 10-Q	August 5, 2019
10.32	Cash Continuity Arrangement between Endo and Blaise Coleman, dated November 5, 2020	Not applicable; filed herewith
10.33	Cash Continuity Arrangement between Endo and Patrick Barry, dated November 5, 2020	Not applicable; filed herewith
10.34	Cash Continuity Arrangement between Endo and Mark Bradley, dated November 5, 2020	Not applicable; filed herewith
10.35	Cash Continuity Arrangement between Endo and Matthew J. Maletta, dated November 5, 2020	Not applicable; filed herewith
21.1	Subsidiaries of the Registrant	Not applicable; filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Not applicable; filed herewith
24.1	Power of Attorney	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

*	Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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
Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ BLAISE COLEMAN	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Blaise Coleman

	/S/ MARK BRADLEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Mark Bradley

	/S/ JACK BOYLE	Senior Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Jack Boyle

	*	Chairman and Director	February 26, 2021
Paul V. Campanelli

	*	Senior Independent Director	February 26, 2021
Roger H. Kimmel

	*	Director	February 26, 2021
Mark G. Barberio

	*	Director	February 26, 2021
Shane M. Cooke

	*	Director	February 26, 2021
Nancy J. Hutson, Ph.D.

	*	Director	February 26, 2021
Michael Hyatt

	*	Director	February 26, 2021
William P. Montague

	*	Director	February 26, 2021
M. Christine Smith, Ph.D.

*By:	/S/ MATTHEW J. MALETTA	Attorney-in-fact pursuant to a Power of Attorney filed with this Report as Exhibit 24	February 26, 2021
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
Endo International plc’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
Endo International plc’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This report appears on page F-3.

/S/ BLAISE COLEMAN
Blaise Coleman
Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ MARK BRADLEY
Mark Bradley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Endo International plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Endo International plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Sales Deduction Reserves
As described in Note 2 to the consolidated financial statements, the amount of revenue recognized by the Company is equal to the fixed amount of the transaction price, adjusted for management’s estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSA and other fees for services, returns and allowances, which management collectively refer to as sales deductions. As of December 31, 2020, reserves for sales deductions totaled $606 million. These amounts relate primarily to management’s estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns for the Branded Pharmaceuticals segment, and to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. Management estimates the reserves for sales deductions based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with direct and indirect customers and other competitive factors.
The principal considerations for our determination that performing procedures relating to reserves for sales deductions is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty in developing these reserves, which in turn led to significant audit effort and a high degree of auditor judgment and subjectivity in performing procedures related to those estimates, as the reserves are based on estimates of future claims, including assumptions related to customers’ buying patterns and the estimated resulting contractual deduction rates, estimated customer inventory levels, and other competitive factors.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to sales deductions, including the Company’s controls over the assumptions used to estimate the corresponding reserves for sales deductions. These procedures also included, among others, (i) developing an independent estimate of the reserves for sales deductions utilizing historical payment information, third party data, as well as evaluating pricing changes, other competitive factors, and terms of the specific sales deduction programs, (ii) comparing the independent estimates to the sales deduction reserves recorded by management, (iii) evaluating management's estimates in previous years by comparing historical reserves to rebate payments and credits processed in subsequent periods, and (iv) testing actual payments made and amounts credited to both direct and indirect customers to evaluate whether the payments and credits were made in accordance with the contractual and mandated terms of the Company’s rebate programs and returns policy.
Intangible Assets Impairment Assessment - Developed Technology
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s consolidated balance for developed technology finite-lived intangible assets was $2,714 million as of December 31, 2020. Finite-lived intangible assets are assessed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable. Recoverability of a finite-lived intangible asset that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. As part of intangible asset impairment assessments, management estimates the fair values of the Company’s intangible assets using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow models are dependent upon management’s estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, operating margins, discount rates and the probability of achieving the estimated cash flows and (ii) future economic conditions. The Company recognized developed technology impairment charges of $65 million during the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to the impairment assessments for developed technology intangible assets is a critical audit matter are the significant judgment and estimation by management when developing the fair value measurement of developed technology intangibles; this in turn led to significant audit effort and a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s estimated cash flows, including significant assumptions related to future sales, long-term growth rates, operating margins and future economic conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of intangible assets, including controls over the identification of triggering events, and the development of assumptions used to estimate fair value. These procedures also included, among others, (i) evaluating whether there were any events or circumstances indicating that intangible assets may be impaired, and (ii) testing management’s process for developing the estimate, which included evaluating the appropriateness of the method related to cash flow projections for developed technology intangible assets; testing the completeness and accuracy of underlying data used in the estimates; and evaluating the reasonableness of significant assumptions including future sales, long-term growth rates, operating margins and future economic conditions. Evaluating these assumptions involved evaluating whether the assumptions used were reasonable considering (i) historical performance, (ii) industry and economic forecasts and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.
Goodwill Impairment Assessment - Sterile Injectables Segment
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s goodwill balance for the Sterile Injectables segment was $2,731 million as of December 31, 2020. An impairment assessment is conducted as of October 1, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Management performs the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow models are dependent upon management’s estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, operating margins, discount rates and the probability of achieving the estimated cash flows and (ii) future economic conditions.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Sterile Injectables reporting unit is a critical audit matter are the significant judgment and estimation by management when determining the fair value of the reporting unit; this in turn led to significant audit effort and a high degree of auditor judgment and subjectivity in performing procedures related to management’s cash flows, including significant assumptions related to future sales, long-term growth rates, discount rate, the probability of achieving the estimated cash flows and future economic conditions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the identification of triggering events, the determination of each reporting units’ fair value, and the development of assumptions used to estimate fair value. These procedures also included, among others, evaluating whether there were any events or circumstances indicating that goodwill may not be recoverable and therefore required goodwill impairment tests in addition to the annual test, and testing management’s process for determining the fair value estimate, which included evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of underlying data used in the model; and evaluating the reasonableness of assumptions related to future sales, long-term growth rates, discount rate, the probability of achieving the estimated cash flows and future economic conditions. The procedures also included testing the assignment of assets and liabilities to the reporting unit. Evaluating the assumptions used to estimate fair value related to future sales, long-term growth rates, discount rate, the probability of achieving the estimated cash flows and future economic conditions, involved evaluating whether the assumptions used were reasonable considering (i) historical performance, (ii) industry and economic forecasts and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow model and reasonableness of significant assumptions, related to the discount rate and long-term growth rate.

/S/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 2014.

ENDO INTERNATIONAL PLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019
(Dollars in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,213,437	$1,454,531
Restricted cash and cash equivalents	171,563	247,457
Accounts receivable, net	511,262	467,953
Inventories, net	352,260	327,865
Prepaid expenses and other current assets	100,899	40,845
Income taxes receivable	63,837	47,567
Total current assets	$2,413,258	$2,586,218
PROPERTY, PLANT AND EQUIPMENT, NET	458,471	504,865
OPERATING LEASE ASSETS	37,030	51,700
GOODWILL	3,560,011	3,595,184
OTHER INTANGIBLES, NET	2,740,808	2,571,267
DEFERRED INCOME TAXES	1,824	2,192
OTHER ASSETS	53,235	78,101
TOTAL ASSETS	$9,264,637	$9,389,527
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$835,940	$899,949
Current portion of legal settlement accrual	372,121	513,005
Current portion of operating lease liabilities	11,613	10,763
Current portion of long-term debt	34,150	34,150
Income taxes payable	—	2,422
Total current liabilities	$1,253,824	$1,460,289
DEFERRED INCOME TAXES	26,066	31,703
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,280,578	8,359,899
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	38,132	48,299
OTHER LIABILITIES	313,976	355,881
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS' DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both December 31, 2020 and December 31, 2019	49	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 230,315,768 and 226,802,609 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	8,938,012	8,904,692
Accumulated deficit	(9,368,270)	(9,552,214)
Accumulated other comprehensive loss	(217,753)	(219,090)
Total shareholders' deficit	$(647,939)	$(866,544)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,264,637	$9,389,527
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars and shares in thousands, except per share data)

	2020	2019	2018
TOTAL REVENUES, NET	$2,903,074	$2,914,364	$2,947,078
COSTS AND EXPENSES:
Cost of revenues	1,442,511	1,569,338	1,631,682
Selling, general and administrative	698,506	632,420	646,037
Research and development	158,902	130,732	185,826
Litigation-related and other contingencies, net	(19,049)	11,211	13,809
Asset impairment charges	120,344	526,082	916,939
Acquisition-related and integration items, net	16,549	(46,098)	21,914
Interest expense, net	532,939	538,734	521,656
Gain on extinguishment of debt	—	(119,828)	—
Other (income) expense, net	(21,110)	16,677	(51,953)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(26,518)	$(344,904)	$(938,832)
INCOME TAX (BENEFIT) EXPENSE	(273,982)	15,680	22,935
INCOME (LOSS) FROM CONTINUING OPERATIONS	$247,464	$(360,584)	$(961,767)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(63,520)	(62,052)	(69,702)
NET INCOME (LOSS)	$183,944	$(422,636)	$(1,031,469)
NET INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$1.08	$(1.60)	$(4.29)
Discontinued operations	(0.28)	(0.27)	(0.32)
Basic	$0.80	$(1.87)	$(4.61)
NET INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$1.06	$(1.60)	$(4.29)
Discontinued operations	(0.27)	(0.27)	(0.32)
Diluted	$0.79	$(1.87)	$(4.61)
WEIGHTED AVERAGE SHARES:
Basic	229,314	226,050	223,960
Diluted	233,653	226,050	223,960
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars in thousands)

	2020	2019	2018
NET INCOME (LOSS)	$183,944	$(422,636)	$(1,031,469)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$1,337	$10,139	$(19,408)
Total other comprehensive income (loss)	$1,337	$10,139	$(19,408)
COMPREHENSIVE INCOME (LOSS)	$185,281	$(412,497)	$(1,050,877)
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except share data)

	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2017, prior to the adoption of ASC 606	223,331,706	$22	4,000,000	$48	$8,791,170	$(8,096,539)	$(209,821)	$484,880
Effect of adopting ASC 606 (NOTE 18)	—	—	—	—	—	3,076	—	3,076
BALANCE, DECEMBER 31, 2017	223,331,706	$22	4,000,000	$48	$8,791,170	$(8,093,463)	$(209,821)	$487,956
Net loss	—	—	—	—	—	(1,031,469)	—	(1,031,469)
Other comprehensive loss	—	—	—	—	—	—	(19,408)	(19,408)
Compensation related to share-based awards	—	—	—	—	54,071	—	—	54,071
Exercise of options	94,392	—	—	—	933	—	—	933
Ordinary shares issued	956,693	—	—	—	—	—	—	—
LTCI modification (NOTE 19)	—	—	—	—	14,936	—	—	14,936
Tax withholding for restricted shares	—	—	—	—	(5,375)	—	—	(5,375)
Other	—	—	—	(2)	75	—	—	73
BALANCE, DECEMBER 31, 2018, prior to the adoption of ASC 842	224,382,791	$22	4,000,000	$46	$8,855,810	$(9,124,932)	$(229,229)	$(498,283)
Effect of adopting ASC 842 (NOTE 18)	—	—	—	—	—	(4,646)	—	(4,646)
BALANCE, DECEMBER 31, 2018	224,382,791	$22	4,000,000	$46	$8,855,810	$(9,129,578)	$(229,229)	$(502,929)
Net loss	—	—	—	—	—	(422,636)	—	(422,636)
Other comprehensive income	—	—	—	—	—	—	10,139	10,139
Compensation related to share-based awards	—	—	—	—	59,142	—	—	59,142
Exercise of options	557	—	—	—	4	—	—	4
Ordinary shares issued	2,419,261	—	—	—	—	—	—	—
Tax withholding for restricted shares	—	—	—	—	(10,156)	—	—	(10,156)
Other	—	1	—	(1)	(108)	—	—	(108)
BALANCE, DECEMBER 31, 2019	226,802,609	$23	4,000,000	$45	$8,904,692	$(9,552,214)	$(219,090)	$(866,544)
Net income	—	—	—	—	—	183,944	—	183,944
Other comprehensive income	—	—	—	—	—	—	1,337	1,337
Compensation related to share-based awards	—	—	—	—	41,357	—	—	41,357
Ordinary shares issued	3,513,159	—	—	—	—	—	—	—
Tax withholding for restricted shares	—	—	—	—	(8,036)	—	—	(8,036)
Other	—	—	—	4	(1)	—	—	3
BALANCE, DECEMBER 31, 2020	230,315,768	$23	4,000,000	$49	$8,938,012	$(9,368,270)	$(217,753)	$(647,939)
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Dollars in thousands)

	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$183,944	$(422,636)	$(1,031,469)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	518,807	612,862	723,707
Inventory step-up	—	—	261
Share-based compensation	41,357	59,142	54,071
Amortization of debt issuance costs and discount	15,606	18,107	20,514
Deferred income taxes	(163,558)	(5,561)	5,557
Change in fair value of contingent consideration	16,353	(46,098)	19,910
Gain on extinguishment of debt	—	(119,828)	—
Acquired in-process research and development charges	28,602	—	—
Asset impairment charges	120,344	526,082	916,939
Gain on sale of business and other assets	(16,353)	(6,367)	(45,155)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(45,792)	19,158	17,090
Inventories	(8,031)	(27,139)	67,269
Prepaid and other assets	(27,421)	11,370	(12,797)
Accounts payable, accrued expenses and other liabilities	(171,366)	(525,746)	(425,336)
Income taxes payable/receivable, net	(95,100)	4,706	(43,291)
Net cash provided by operating activities	$397,392	$98,052	$267,270
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(69,971)	(63,854)	(83,398)
Capitalized interest payments	(2,892)	(3,833)	(3,549)
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(649,504)	—	—
Proceeds from sales and maturities of investments	92,763	—	—
Product acquisition costs and license fees	(2,000)	—	(3,000)
Proceeds from sale of business and other assets, net	6,737	6,577	70,369
Other investing activities	—	912	1,678
Net cash used in investing activities	$(624,867)	$(60,198)	$(17,900)

	2020	2019	2018
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,483,125	—
Repayments of notes	(57,649)	(1,501,788)	—
Repayments of term loans	(34,150)	(34,152)	(34,150)
Proceeds from draw of revolving debt	—	300,000	—
Repayments of other indebtedness	(4,884)	(9,196)	(5,222)
Payments for debt issuance and extinguishment costs	—	(6,414)	—
Payments for contingent consideration	(3,848)	(16,822)	(37,758)
Payments of tax withholding for restricted shares	(8,036)	(10,156)	(5,375)
Proceeds from exercise of options	—	4	933
Net cash (used in) provided by financing activities	$(108,567)	$204,601	$(81,572)
Effect of foreign exchange rate	654	1,096	(1,975)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(335,388)	$243,551	$165,823
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,720,388	1,476,837	1,311,014
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,385,000	$1,720,388	$1,476,837
SUPPLEMENTAL INFORMATION:
Cash paid for interest, excluding capitalized interest	$534,529	$559,528	$515,042
Cash paid for income taxes, gross	$11,669	$14,875	$17,639
Cash refunds from income taxes, gross	$31,897	$11,808	$7,378
Cash paid into Qualified Settlement Funds for mesh legal settlements	$7,215	$253,520	$336,648
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$123,803	$314,266	$353,032
Other cash distributions for mesh legal settlements	$44,471	$15,330	$25,222
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
NOTE 1. DESCRIPTION OF BUSINESS
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
We regularly evaluate our estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturns, can increase the uncertainty already inherent in our estimates and assumptions. We also are subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, litigation, legislation and regulations. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our Consolidated Financial Statements on a prospective basis.
Customer, Product and Supplier Concentration. We primarily sell our branded and generic products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and government agencies. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and MCOs. Customers in the managed care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers. Net revenues from direct customers that accounted for 10% or more of our total consolidated revenues during the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
AmerisourceBergen Corporation	33%	34%	32%
McKesson Corporation	27%	26%	27%
Cardinal Health, Inc.	24%	25%	26%
Revenues from these customers are included within each of our segments.
VASOSTRICT® accounted for 27%, 18% and 15% of our 2020, 2019 and 2018 net revenues, respectively. XIAFLEX® accounted for 11% of both our 2020 and 2019 net revenues. No other products accounted for 10% or more of our net revenues during the years ended December 31, 2020, 2019 or 2018.
We have agreements with certain third parties for the manufacture, supply and processing of certain of our existing pharmaceutical products. See Note 16. Commitments and Contingencies for information on material manufacturing, supply and other service agreements.

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
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSA and other fees for services, returns and allowances, which we collectively refer to as sales deductions. The Company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable components and the most likely amount method when estimating the amount of variable consideration to include in the transaction price with respect to future potential milestone payments that do not qualify for the sales- and usage-based royalty exception. Variable consideration is included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved. Payment terms for these types of contracts generally fall within 30 to 90 days of invoicing.
At December 31, 2020 and 2019, our reserves for sales deductions totaled $605.6 million and $660.3 million, respectively. These amounts relate primarily to our estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns for the Branded Pharmaceuticals segment, and to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.
Returns and Allowances—Consistent with industry practice, we maintain a return policy that allows our customers to return products within a specified period of time both subsequent to and, in certain cases, prior to the products’ expiration dates. Our return policy generally allows customers to receive credit for expired products within six months prior to expiration and within between six months and one year after expiration. Our provision for returns and allowances consists of our estimates for future product returns, pricing adjustments and delivery errors.
Rebates—Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:
•direct rebates;
•indirect rebates;
•governmental rebates, including those for Medicaid, Medicare and TRICARE, among others; and
•managed-care rebates.
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
Prior to the adoption of ASC 606, the Company accounted for revenue recognition and sales deductions under Accounting Standards Codification Topic 605, Revenue Recognition.
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
Contract assets and liabilities related to rights and obligations arising from a single contract, or a series of contracts combined and accounted for as a single contract, are generally presented on a net basis. Contract assets and liabilities are further described in Note 13. Contract Assets and Liabilities.
Acquisitions. We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. Assets acquired as part of an asset acquisition that are considered to be in-process research and development are immediately expensed unless there is an alternative future use in other research and development projects.
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
Cash and Cash Equivalents. The Company considers all highly liquid money market instruments with an original maturities of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, cash equivalents were deposited in financial institutions and consisted almost entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.
Restricted Cash and Cash Equivalents. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are excluded from Cash and cash equivalents in the Consolidated Balance Sheets. For additional information see Note 7. Fair Value Measurements.

Accounts Receivable. The Company adopted Accounting Standards Codification Topic 326, Financial Instruments-Credit Losses (ASC 326) on January 1, 2020. For further discussion of the adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of December 31, 2020” section below. Subsequent to the adoption of ASC 326, our accounts receivable balance is stated at amortized cost less an allowance determined using the expected credit loss model. In addition, our accounts receivable balance is reduced by certain sales deduction reserves where we have the right of offset with the customer. We generally do not require collateral.
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
With respect to our accounts receivable, we have no history of significant losses. Approximately 90% and 88% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation) at December 31, 2020 and December 31, 2019, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Company’s Consolidated Financial Statements at December 31, 2020 or December 31, 2019, nor were the changes to the allowance during any of the periods presented.
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
Property, Plant and Equipment. Property, plant and equipment is generally stated at cost less accumulated depreciation. Major improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs incurred during the construction or development of property, plant and equipment are capitalized as assets under construction. Once an asset has been placed into service, depreciation expense is taken on a straight-line basis over the estimated useful life of the related assets or, in the case of leasehold improvements and finance lease assets, over the shorter of the estimated useful life and the lease term. As of December 31, 2020, the useful lives of our property, plant and equipment range from 1 year to up to 30 years for buildings, 15 years for machinery and equipment, 10 years for computer equipment and software and 10 years for furniture and fixtures.
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

Lease Accounting. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. The Company elected to apply certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2019, including the package of practical expedients, as well as the practical expedient permitting the Company to not assess whether certain land easements contain leases. Due to the Company's election of these practical expedients, the Company carried forward certain historical conclusions for existing contracts, including conclusions relating to initial direct costs and to the existence and classification of leases. ASC 842 applies to a number of arrangements to which the Company is party.
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
The present value of lease payments is calculated based on:
•Lease payments—Lease payments include fixed and certain variable payments, less lease incentives, together with amounts probable of being owed by the Company under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement. Lease payments exclude consideration that is not related to the transfer of goods and services to the Company.
•Discount rate—The discount rate must be determined based on information available to the Company upon the commencement of a lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company’s leases is generally not readily determinable, the Company generally uses the hypothetical incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.
In making the determination of whether a lease is an operating lease or a finance lease, the Company considers the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors, including the lessee’s and lessor’s rights, obligations and economic incentives over the term of the lease.
Generally, upon the commencement of a lease, the Company will record a lease liability and a right-of-use asset. However, the Company has elected, for all underlying assets with initial lease terms of twelve months or less (known as short-term leases), to not recognize a lease liability or right-of-use asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. Right-of-use assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs incurred by the lessee and (ii) lease payments made by the lessor, net of lease incentives received, prior to lease commencement.
Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. For finance leases, amortization expense and interest expense are recognized separately in the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis over the lease term and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. Lease costs for short-term leases not recognized in the Consolidated Balance Sheets are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and right-of-use asset impairment charges are expensed as incurred. Right-of-use assets are assessed for impairment, similar to other long-lived assets.
Prior to the adoption of ASC 842, the Company accounted for leases under Accounting Standards Codification Topic 840, Leases (ASC 840).

Cloud Computing Arrangements. The Company may from time to time incur costs in connection with hosting arrangements that are service contracts. Subsequent to the Company’s January 1, 2019 adoption of Accounting Standards Update (ASU) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), the Company capitalizes any such implementation costs, expenses them over the terms of the respective hosting arrangements and subjects them to impairment testing consistent with other long-lived assets.
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
To the extent an intangible asset is deemed to have a finite life, it is then amortized over its estimated useful life using either the straight-line method or, in the case of certain developed technology assets, an accelerated amortization model. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
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
Long-Lived Asset Impairment Testing. Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable. Recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. An impairment loss, if any, is measured as the excess of the asset’s carrying amount over its fair value, generally based on a discounted future cash flow method, independent appraisals or offers from prospective buyers. An impairment loss would be recognized in the Consolidated Statements of Operations in the period that the impairment occurs.
In-Process Research and Development Assets. In-process research and development assets acquired in an asset acquisition are immediately expensed unless there is an alternative future use in other research and development projects. Otherwise, acquired in-process research and development assets are generally recognized as indefinite-lived intangible assets. Such assets are generally initially recorded at fair value if acquired in a business combination, or at cost if otherwise. Indefinite-lived intangible assets are not subject to amortization. Instead, they are tested for impairment annually and when events or changes in circumstances indicate that the asset might be impaired. Our annual assessment is performed as of October 1. If the fair value of the intangible assets is less than its carrying amount, an impairment loss is recognized for the difference. Assets that receive regulatory approval are reclassified and accounted for as finite-lived intangible assets.
Goodwill. While amortization expense is not recorded on goodwill, goodwill is subject to impairment reviews. An impairment assessment is conducted as of October 1, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired.
We perform the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge we recognize for a reporting unit is equal to the lesser of (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.

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
Contingent Consideration. Certain of the Company’s acquisitions involve the potential for future payment of consideration that is contingent upon the occurrence of a future event, such as (i) the achievement of specified regulatory, operational and/or commercial milestones or (ii) royalty payments, such as those relating to future product sales. Contingent consideration liabilities related to an asset acquisition are initially recorded when considered probable and reasonably estimable, which may occur subsequent to the acquisition date. Subsequent changes in the recorded amounts are generally recorded as adjustments to the cost of the acquired assets. Contingent consideration liabilities related to a business combination are initially recorded at fair value on the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the Company remeasures its contingent consideration liabilities to their current estimated fair values, with changes recorded in earnings. Changes to any of the inputs used in determining fair value may result in fair value adjustments that differ significantly from the actual remeasurement adjustments recognized.
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
Advertising Costs. Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising costs amounted to $76.0 million, $63.1 million and $49.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Restructuring. Restructuring charges related to nonretirement postemployment benefits that fall under Accounting Standards Codification Topic 712, Compensation—Nonretirement Postemployment Benefits (ASC 712) are recognized when the severance liability is determined to be probable of being paid and reasonably estimable. One-time benefits related to restructurings, if any, are recognized in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations (ASC 420) when the programs are approved, the affected employees are identified, the terms of the arrangement are established, it is determined changes to the plan are unlikely to occur and the arrangements are communicated to employees. Other restructuring costs are generally expensed as incurred.
Share-Based Compensation. The Company grants share-based compensation awards to certain employees and non-employee directors. Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. However, expense recognition differs in the case of certain performance share units (PSUs) where the ultimate payout is performance-based. For these awards, at each reporting period, the Company estimates the ultimate payout and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. Share-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs. New ordinary shares are generally issued upon the exercise of stock options or vesting of stock awards by employees and non-employee directors. Refer to Note 19. Share-based Compensation for additional discussion, including the accounting treatment for long-term cash incentive awards that will be settled in ordinary shares.
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
The Company records uncertain tax positions on the basis of a two-step process whereby the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within the Income tax (benefit) expense line in the Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted or Otherwise Effective as of December 31, 2020
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13, together with a series of subsequently-issued related ASUs, has been codified in ASC 326. ASC 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivable. The Company adopted ASC 326 using a modified retrospective approach with an effective date of January 1, 2020. The adoption of ASC 326 did not have a material impact on the Company’s Consolidated Financial Statements.
NOTE 3. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the Board resolved to wind-down in 2016, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Litigation-related and other contingencies, net	$41,097	$30,400	$34,000
Loss from discontinued operations before income taxes	$(67,847)	$(62,052)	$(69,702)
Income tax benefit	$(4,327)	$—	$—
Discontinued operations, net of tax	$(63,520)	$(62,052)	$(69,702)

Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $63.5 million, $62.1 million and $69.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and the impact of cash activity related to vaginal mesh cases. There were no material net cash flows related to Astora discontinued investing activities during the years ended December 31, 2020, 2019 and 2018. There was no depreciation or amortization during the years ended December 31, 2020, 2019 and 2018 related to Astora.
NOTE 4. RESTRUCTURING
Set forth below are disclosures relating to restructuring initiatives that resulted in material expenses or cash expenditures during the years ended December 31, 2020, 2019 or 2018 or had material restructuring liabilities at either December 31, 2020 or December 31, 2019.
2017 Generic Pharmaceuticals Restructuring Initiative
On July 21, 2017, the Company announced that, after completing a comprehensive review of its manufacturing network, it would be ceasing operations and closing its manufacturing and distribution facilities in Huntsville, Alabama (the 2017 Generic Pharmaceuticals Restructuring Initiative). The closure of the facilities was completed in June 2018 and the facilities were sold in the fourth quarter of 2018 for net cash proceeds of $23.1 million, resulting in a net gain on disposal of $12.5 million, which is included in Other (income) expense, net in the Consolidated Statements of Operations.
As a result of the 2017 Generic Pharmaceuticals Restructuring Initiative, the Company incurred pre-tax charges of $61.6 million during the year ended December 31, 2018. This amount does not include the $12.5 million gain on the sale of the Huntsville facilities described above.
The expenses in 2018 consisted of accelerated depreciation charges of $35.2 million, employee separation, continuity and other benefit-related costs of $9.1 million, asset impairment charges of $2.6 million and certain other charges of $14.7 million. These charges are included in the Generic Pharmaceuticals segment.
Accelerated depreciation charges and employee separation, continuity and other benefit-related costs are primarily included in Cost of revenues in the Consolidated Statements of Operations. Impairment charges are included in Asset impairment charges. Certain other charges are included in both Cost of revenues and Selling, general and administrative expenses.
The Company did not incur any other material pre-tax charges as a result of the 2017 Generic Pharmaceuticals Restructuring Initiative during the years ended December 31, 2020, 2019 and 2018 and does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative.
Changes to the liability for the 2017 Generic Pharmaceuticals Restructuring Initiative during the year ended December 31, 2019 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2018	$4,239	$48	$4,287
Cash payments	(4,239)	(48)	(4,287)
Liability balance as of December 31, 2019	$—	$—	$—
January 2018 Restructuring Initiative
In January 2018, the Company initiated a restructuring initiative that included a reorganization of its Generic Pharmaceuticals segment’s R&D network, a further simplification of the Company’s manufacturing networks and a company-wide unification of certain corporate functions (the January 2018 Restructuring Initiative).
As a result of the January 2018 Restructuring Initiative, the Company incurred pre-tax charges of $23.5 million during the year ended December 31, 2018.
The expenses in 2018 consisted primarily of employee separation, continuity and other benefit-related costs of $21.7 million and certain other charges of $1.8 million. Of the total charges incurred, $10.6 million are included in the Generic Pharmaceuticals segment, $5.2 million are included in Corporate unallocated costs, $3.9 million are included in the Sterile Injectables segment, $3.1 million are included in the International Pharmaceuticals segment and $0.7 million are included in the Branded Pharmaceuticals segment.

Employee separation, continuity and other benefit-related costs are included in Cost of revenues, Selling, general and administrative and R&D expenses in the Consolidated Statements of Operations. Certain other charges are primarily included in Selling, general and administrative expenses.
The Company did not incur any other material pre-tax charges as a result of the January 2018 Restructuring Initiative during the years ended December 31, 2020, 2019 and 2018 and does not expect to incur additional material pre-tax restructuring-related expenses related to this initiative.
The liability related to the January 2018 Restructuring Initiative was not material at December 31, 2020 or 2019 and there were no material changes to the liability during the years ended December 31, 2020 or 2019.
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
As a result of the 2020 Restructuring Initiative, the Company expects to incur total pre-tax restructuring-related expenses of approximately $163 million to $183 million, of which approximately $135 million to $150 million relates to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs. These estimated restructuring charges consist of accelerated depreciation charges of approximately $56 million to $66 million, asset impairment charges of approximately $7 million, employee separation, continuity and other benefit-related costs of approximately $85 million to $90 million and certain other restructuring costs of approximately $15 million to $20 million. Cash outlays associated with the 2020 Restructuring Initiative are expected to be approximately $100 million to $110 million and consist primarily of employee separation, continuity and other benefit-related costs and certain other restructuring costs. The Company anticipates these actions will be substantially completed by the end of 2022, with substantially all cash payments made by then.
As a result of the 2020 Restructuring Initiative, the Company incurred the following pre-tax net charges during the year ended December 31, 2020 (in thousands):

2020
Accelerated depreciation charges	$22,459
Asset impairment charges	7,391
Charges to increase excess inventory reserves	3,097
Employee separation, continuity and other benefit-related costs	60,025
Certain other restructuring costs	664
Total	$93,636
During the year ended December 31, 2020, these pre-tax net charges were primarily attributable to our Generic Pharmaceuticals segment, which incurred $79.0 million of these pre-tax net charges. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of December 31, 2020, cumulative amounts incurred to date include accelerated depreciation charges of approximately $22.5 million, asset impairment charges related to identifiable intangible assets and certain operating lease assets of approximately $7.4 million, charges to increase excess inventory reserves of approximately $3.1 million, employee separation, continuity and other benefit-related costs of approximately $60.0 million and certain other restructuring costs of approximately $0.7 million. Of these amounts, approximately $79.0 million were attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.

During the year ended December 31, 2020, the pre-tax net charges related to the 2020 Restructuring Initiative were included in our Consolidated Statements of Operations as follows (in thousands):

2020
Cost of revenues	$53,297
Selling, general and administrative	27,857
Research and development	5,091
Asset impairment charges	7,391
Total	$93,636
Changes to the liability for the 2020 Restructuring Initiative during the year ended December 31, 2020 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2019	$—	$—	$—
Net charges	60,025	664	60,689
Cash payments	(1,687)	—	(1,687)
Liability balance as of December 31, 2020	$58,338	$664	$59,002
Of the liability at December 31, 2020, $36.4 million is classified as current and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
NOTE 5. ACQUISITIONS
BioSpecifics Acquisition
On October 19, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Beta Acquisition Corp., a Delaware corporation and wholly-owned indirect subsidiary of the Company (Merger Sub) and BioSpecifics. Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the Offer) on November 2, 2020 to acquire all of BioSpecifics’ issued and outstanding shares of common stock (BioSpecifics Shares) at a purchase price of $88.50 per BioSpecifics Share (Offer Price), net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest.
Through the expiration of the Offer on December 1, 2020, approximately 6,159,975 BioSpecifics Shares were validly tendered and not validly withdrawn in accordance with the terms of the Offer. With all conditions to the Offer satisfied, on December 2, 2020, Merger Sub accepted for purchase all of the BioSpecifics Shares that were validly tendered and not validly withdrawn in accordance with the terms of the Offer.
Following consummation of the Offer, on December 2, 2020, Merger Sub merged with and into BioSpecifics (the Merger) in accordance with Section 251(h) of the Delaware General Corporation Law without a vote on the adoption of the Merger Agreement by BioSpecifics’ stockholders, with BioSpecifics continuing as the surviving corporation in the Merger and thereby becoming a wholly-owned, indirect subsidiary of the Company.
As a result of the Merger, the BioSpecifics Shares ceased to be traded on the Nasdaq, effective as of market open on December 2, 2020.
Prior to the Merger, BioSpecifics was a biopharmaceutical company involved in the development of injectable CCH that generated revenue primarily from its license agreement with us. We had a strategic relationship with BioSpecifics since 2004 pursuant to which BioSpecifics was, among other things, entitled to a royalty stream from us related to our collagenase-based therapies, including XIAFLEX® and QWO®. Subsequent to the acquisition, BioSpecifics became our wholly-owned consolidated subsidiary.
The operating results of BioSpecifics are included in the accompanying Consolidated Statements of Operations from December 2, 2020 and the assets and liabilities of BioSpecifics are included in the Consolidated Balance Sheets as of December 31, 2020. Additionally, beginning in December 2020, the BioSpecifics acquisition had the effect of reducing future royalty payments, which had previously been recognized in Cost of revenues. The BioSpecifics acquisition also eliminates certain milestones and royalties we may otherwise have been required to pay for potential future indications of products or product candidates containing CCH, including those associated with our plantar fibromatosis and adhesive capsulitis development programs.

The acquired set of BioSpecifics assets and activities did not meet the definition of a business based on our assessment that the acquired set of activities lacks substantive processes that significantly contribute to the conversion of inputs into outputs. As a result, we accounted for the transaction as an asset acquisition. The consideration transferred in the asset acquisition was measured at cost, including transaction costs, assets transferred by the Company and royalty obligations discharged by the seller. The following table represents the costs accumulated to acquire BioSpecifics (in thousands):

December 2, 2020
Base purchase price (1)	$650,029
Vested employee options and benefits (2)	10,280
Transaction costs	10,268
Less: royalty obligations discharged (3)	(14,909)
Total acquisition consideration	$655,668
__________
(1)Represents cash consideration paid for 6,159,975 shares tendered and 1,184,980 remaining shares not tendered, but automatically cancelled and funded in an escrow account.
(2)In accordance with BioSpecifics’ stock plan and employment arrangements, certain unvested options and employee bonus compensation immediately vested and accelerated, with no future service requirement, upon change in control. We have accounted for the accelerated vestings as a component of consideration transferred.
(3)Represents the total reduction to the base purchase price for the pre-acquisition accrued and unpaid royalty liability discharged on the date of closing.
The following table summarizes the allocation of consideration transferred on a relative fair value basis to identifiable tangible and intangible assets and other information about the assets and liabilities acquired at the BioSpecifics acquisition date (in thousands):

December 2, 2020
Cash and cash equivalents	$21,073
Investments (1)	89,050
Intangible assets—developed technology	673,796
Intangible assets—in-process research and development	28,602
Other acquired assets	3,089
Deferred tax liability	(156,441)
Other assumed liabilities	(3,501)
Net identifiable assets acquired	$655,668
__________
(1)Investments acquired primarily consisted of debt securities acquired from BioSpecifics on December 2, 2020. Investments acquired were fully liquidated prior to December 31, 2020. No material gains or losses were recognized upon liquidation.
The in-process research and development assets noted in the table above were expensed on the acquisition date and are included in Research and development in the Consolidated Statements of Operations. The Company concluded that the consideration allocable to developed technology acquired represented incremental costs associated with the Company’s existing XIAFLEX® and QWO® intangible assets (the Existing Intangible Assets). The Existing Intangible Assets were acquired by the Company as part of its acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium), accounted for as a business combination at fair value during 2015. Auxilium had a pre-existing development and license agreement with BioSpecifics. The following table summarizes changes to the gross carrying amount, accumulated amortization and net book amount of the Existing Intangible Assets and the new intangible assets resulting from the BioSpecifics acquisition (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Amount
Asset balances immediately prior to BioSpecifics acquisition	$1,580,600	$(725,123)	$855,477
Additional costs incurred in connection with BioSpecifics acquisition	673,796	—	673,796
Asset balances immediately following BioSpecifics acquisition	$2,254,396	$(725,123)	$1,529,273
Prior to the BioSpecifics acquisition, the Company had been amortizing the Existing Intangible Assets over their respective useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The BioSpecifics acquisition significantly impacted the timing and amount of estimated future cash flows from sales of XIAFLEX® and QWO® and, therefore, the Company considered the acquisition to be a triggering event to remeasure the expected useful lives of the XIAFLEX® and QWO® intangible assets. Following the BioSpecifics acquisition, the Company determined that the weighted average useful life for the XIAFLEX® and QWO® intangible assets was approximately 13.6 years from the closing date of the BioSpecifics acquisition and, accordingly, the intangible assets will be amortized prospectively on a straight-line basis over their revised useful lives, which approximate the periods of economic benefits expected to be realized from future cash flows from sales of XIAFLEX® and QWO®.

NOTE 6. SEGMENT RESULTS
The Company’s four reportable business segments are Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. These segments reflect the level at which the CODM regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.
We evaluate segment performance based on Segment adjusted income from continuing operations before income tax, which we define as Loss from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items. Effective January 1, 2020, the Company revised its definition of Segment adjusted income from continuing operations before income tax to exclude certain legal costs in order to reflect changes in how the CODM reviews segment performance. The Company believes that such costs are not indicative of business performance and that excluding them more accurately reflects each segment’s results and better enables management to compare financial results between periods. Prior period results have been adjusted to reflect this change. Specifically, for the year ended December 31, 2019, certain legal costs of $64.0 million and $1.3 million have been excluded from our Branded Pharmaceuticals and Generic Pharmaceuticals segments, respectively, and for the year ended December 31, 2018, certain legal costs of $43.8 million have been excluded from our Branded Pharmaceuticals segment, resulting in increases to the Segment adjusted income from continuing operations before income tax for these segments. This change had no impact on our Total consolidated loss from continuing operations before income tax.
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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products to treat and manage conditions in the areas of urology, orthopedics, endocrinology and bariatrics, among others. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, TESTOPEL®, EDEX® and LIDODERM®, among others.
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ertapenem for injection (the authorized generic of Merck’s Invanz®) and ephedrine sulfate injection, among others.
Generic Pharmaceuticals
Our Generic Pharmaceuticals segment consists of a product portfolio including solid oral extended-release, solid oral immediate-release, liquids, semi-solids, patches, powders, ophthalmics and sprays and includes products that treat and manage a wide of medical conditions.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin. The key products of this segment serve various therapeutic areas, including attention deficit hyperactivity disorder, pain, women’s health, oncology and transplantation.

The following represents selected information for the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net revenues from external customers:
Branded Pharmaceuticals	$781,780	$855,402	$862,832
Sterile Injectables	1,238,847	1,063,131	929,566
Generic Pharmaceuticals	783,110	879,882	1,012,215
International Pharmaceuticals (1)	99,337	115,949	142,465
Total net revenues from external customers	$2,903,074	$2,914,364	$2,947,078
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$377,526	$426,677	$412,543
Sterile Injectables	950,145	780,799	695,363
Generic Pharmaceuticals	87,178	159,716	317,892
International Pharmaceuticals	41,022	44,758	59,094
Total segment adjusted income from continuing operations before income tax	$1,455,871	$1,411,950	$1,484,892
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.
The table below provides reconciliations of our Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Total consolidated loss from continuing operations before income tax	$(26,518)	$(344,904)	$(938,832)
Interest expense, net	532,939	538,734	521,656
Corporate unallocated costs (1)	157,723	168,136	200,592
Amortization of intangible assets	427,543	543,862	622,339
Inventory step-up	—	—	261
Upfront and milestone payments to partners (2)	35,075	6,623	45,108
Continuity and separation benefits and other cost reduction initiatives (3)	126,282	34,598	86,295
Certain litigation-related and other contingencies, net (4)	(19,049)	11,211	13,809
Certain legal costs (5)	67,819	65,282	43,753
Asset impairment charges (6)	120,344	526,082	916,939
Acquisition-related and integration items, net (7)	16,549	(46,098)	21,914
Gain on extinguishment of debt	—	(119,828)	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	1,919	4,362	(5,486)
Other, net (8)	15,245	23,890	(43,456)
Total segment adjusted income from continuing operations before income tax	$1,455,871	$1,411,950	$1,484,892
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts in 2020 include a $28.6 million charge related to in-process research and development assets expensed in connection with the acquisition of BioSpecifics. Amounts in 2018 include a $35.0 million upfront payment related to the development, license and commercialization agreement with Nevakar, Inc.
(3)Amounts in 2020 include employee separation, continuity and other benefit-related costs of $86.9 million, accelerated depreciation charges of $22.5 million and miscellaneous charges of $16.9 million. Amounts in 2019 include employee separation, continuity and other benefit-related costs of $23.6 million and miscellaneous charges of $11.0 million. Amounts in 2018 include employee separation, continuity and other benefit-related costs of $31.7 million, accelerated depreciation charges of $35.2 million, charges to increase excess inventory reserves of $2.9 million and miscellaneous charges of $16.5 million. These costs relate primarily to our restructuring activities as further described in Note 4. Restructuring, certain continuity and transitional compensation arrangements for certain senior management of the Company and certain other cost reduction initiatives.
(4)Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 16. Commitments and Contingencies.
(5)Amounts relate to opioid-related legal expenses.

(6)Amounts primarily relate to charges to impair goodwill and intangible assets, property, plant and equipment and operating lease right-of-use assets. For additional information, refer to Note 4. Restructuring, Note 7. Fair Value Measurements, Note 9. Leases, Note 10. Property, Plant and Equipment and Note 11. Goodwill and Other Intangibles.
(7)Amounts primarily relate to changes in the fair value of contingent consideration.
(8)Amounts in 2020 include $31.1 million of third-party fees incurred in connection with the June 2020 Refinancing Transactions, which were accounted for as debt modifications. Refer to Note 15. Debt for additional information. Amounts in 2019 include $17.5 million for contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment and $14.1 million for a premium associated with an extended reporting period endorsement on an expiring insurance program. Remaining amounts in this row primarily relate to gains or losses on sales of businesses and other assets, as further described in Note 20. Other (Income) Expense, Net.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
During the years ended December 31, 2020, 2019 and 2018, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	2020	2019	2018
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$316,234	$327,638	$264,638
SUPPRELIN® LA	88,182	86,797	81,707
Other Specialty (1)	92,662	105,241	98,230
Total Specialty Products	$497,078	$519,676	$444,575
Established Products:
PERCOCET®	$110,112	$116,012	$122,901
TESTOPEL®	35,234	55,244	58,377
Other Established (2)	139,356	164,470	236,979
Total Established Products	$284,702	$335,726	$418,257
Total Branded Pharmaceuticals (3)	$781,780	$855,402	$862,832
Sterile Injectables:
VASOSTRICT®	$785,646	$531,737	$453,767
ADRENALIN®	152,074	179,295	143,489
Ertapenem for injection	65,607	104,679	57,668
APLISOL®	36,220	61,826	64,913
Other Sterile Injectables (4)	199,300	185,594	209,729
Total Sterile Injectables (3)	$1,238,847	$1,063,131	$929,566
Total Generic Pharmaceuticals (5)	$783,110	$879,882	$1,012,215
Total International Pharmaceuticals (6)	$99,337	$115,949	$142,465
Total revenues, net	$2,903,074	$2,914,364	$2,947,078
__________
(1)Products included within Other Specialty are NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2020 and/or any product having revenues in excess of $100 million during any of the years ended December 31, 2020, 2019 or 2018 or $25 million during any quarterly period in 2020 or 2019.
(4)Products included within Other Sterile Injectables include ephedrine sulfate injection and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the year ended December 31, 2019, colchicine tablets (the authorized generic of Takeda’s Colcrys®), which launched in July 2018, made up 6% of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)The International Pharmaceuticals segment, which accounted for less than 5% of consolidated total revenues for each of the periods presented, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through our operating company Paladin.

The following represents depreciation expense for our reportable segments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Branded Pharmaceuticals	$11,758	$12,573	$14,542
Sterile Injectables	17,400	14,287	10,500
Generic Pharmaceuticals	52,614	32,689	66,016
International Pharmaceuticals	4,530	4,234	4,925
Corporate unallocated	4,962	5,217	5,385
Total depreciation expense	$91,264	$69,000	$101,368
NOTE 7. FAIR VALUE MEASUREMENTS
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
Financial Instruments
The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, equity method investments, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds pay dividends that generally reflect short-term interest rates. Due to their initial maturities, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at December 31, 2020 and December 31, 2019 (in thousands):

	Consolidated Balance Sheets Line Items	December 31, 2020	December 31, 2019
Restricted cash and cash equivalents—current	Restricted cash and cash equivalents	$171,563	$247,457
Restricted cash and cash equivalents—noncurrent	Other assets	—	18,400
Total restricted cash and cash equivalents		$171,563	$265,857
The restricted cash and cash equivalents amounts primarily relate to litigation-related matters, including approximately $127.0 million and $242.8 million held in QSFs for mesh-related matters at December 31, 2020 and December 31, 2019, respectively. See Note 16. Commitments and Contingencies for further information about mesh-related and other litigation-related matters. Additionally, at December 31, 2020, approximately $25.0 million of restricted cash and cash equivalents related to certain insurance-related matters.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019 were as follows (in thousands):

	Fair Value Measurements at December 31, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$214,120	$—	$—	$214,120
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$8,566	$8,566
Acquisition-related contingent consideration—noncurrent	$—	$—	$27,683	$27,683

	Fair Value Measurements at December 31, 2019 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$427,033	$—	$—	$427,033
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$6,534	$6,534
Acquisition-related contingent consideration—noncurrent	$—	$—	$23,123	$23,123
At December 31, 2020 and December 31, 2019, money market funds include $26.5 million and $70.2 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 16. Commitments and Contingencies for further discussion of our product liability cases. At December 31, 2020 and December 31, 2019, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning of period	$29,657	$116,703
Amounts settled	(9,885)	(41,448)
Changes in fair value recorded in earnings	16,353	(46,098)
Effect of currency translation	124	500
End of period	$36,249	$29,657
At December 31, 2020, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 11.8%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the year ended December 31, 2020 by acquisition (in thousands):

	Balance as of December 31, 2019	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of December 31, 2020
Auxilium acquisition	$13,207	$2,921	$(1,644)	$14,484
Lehigh Valley Technologies, Inc. acquisitions	6,800	12,337	(6,037)	13,100
Other	9,650	1,095	(2,080)	8,665
Total	$29,657	$16,353	$(9,761)	$36,249

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
__________
(1)The change in fair value recorded in earnings includes the impact of certain competitive events occurring during 2019.
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Fair Value Measurements during the Year Ended December 31, 2020 (1) using:			Total Expense for the Year Ended December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)(3)	$—	$—	$15,463	$(79,917)
Certain property, plant and equipment	—	—	—	(1,249)
Operating lease right-of-use assets	—	—	—	(6,392)
Total	$—	$—	$15,463	$(87,558)

	Fair Value Measurements during the Year Ended December 31, 2019 (1) using:			Total Expense for the Year Ended December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (3)	$—	$—	$229,680	$(347,706)
Certain property, plant and equipment	—	—	—	(6,468)
Total	$—	$—	$229,680	$(354,174)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)These fair value measurements were determined using risk-adjusted discount rates ranging from approximately 10.0% to 12.0% (weighted average rate of approximately 11.3%, weighted based on relative fair value).
(3)The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 11. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies utilized.
NOTE 8. INVENTORIES
Inventories consist of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Raw materials (1)	$99,495	$124,171
Work-in-process (1)	98,753	65,392
Finished goods (1)	154,012	138,302
Total	$352,260	$327,865
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At December 31, 2020 and December 31, 2019, $13.2 million and $29.0 million, respectively, of noncurrent inventory was included in Other assets in the Consolidated Balance Sheets. As of December 31, 2020 and December 31, 2019, the Company’s Consolidated Balance Sheets included approximately $37.5 million and $17.6 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 9. LEASES
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
Renewal and/or early termination options are common in our lease arrangements, particularly with respect to our real estate leases. Our right-of-use assets and lease liabilities generally exclude periods covered by renewal options and include periods covered by early termination options (based on our conclusion that it is not reasonably certain that we will exercise such options).
Our most significant lease is for our Malvern, Pennsylvania location. The initial term of the lease is through 2024 and includes three renewal options, each for an additional 60-month period. These renewal options are not considered reasonably certain of exercise and are therefore excluded from the right-of-use asset and lease liability.
We are party to certain sublease arrangements, primarily related to our real estate leases, where we act as the lessee and intermediate lessor. For example, we sublease portions of our Malvern, Pennsylvania facility to multiple tenants through sublease arrangements ending in 2024, with certain limited renewal and early termination options.
The following table presents information about the Company’s right-of-use assets and lease liabilities at December 31, 2020 and December 31, 2019 (in thousands):

	Consolidated Balance Sheets Line Items	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$37,030	$51,700
Finance lease right-of-use assets	Property, plant and equipment, net	47,549	56,793
Total right-of-use assets		$84,579	$108,493
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,613	$10,763
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	38,132	48,299
Total operating lease liabilities		$49,745	$59,062
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$6,227	$5,672
Noncurrent finance lease liabilities	Other liabilities	25,027	31,312
Total finance lease liabilities		$31,254	$36,984

The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2020 and 2019 (in thousands):

	Consolidated Statements of Operations Line Items	2020	2019
Operating lease cost	Various (1)	$14,175	$13,648
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$9,244	$9,407
Interest on lease liabilities	Interest expense, net	$1,716	$1,986
Other lease costs and income:
Variable lease costs (2)	Various (1)	$10,305	$9,653
Operating lease right-of-use asset impairment charges	Asset impairment charges	$6,392	$—
Sublease income	Various (1)	$(3,803)	$(3,689)
__________
(1)Amounts are included in the Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Cost of revenues	$11,610	$11,168
Selling, general and administrative	$18,108	$17,648
Research and development	$203	$203
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
Expenses incurred under operating leases, determined in accordance with ASC 840, were $18.7 million in 2018.
The following table provides the undiscounted amount of future cash flows included in our lease liabilities at December 31, 2020 for each of the five years subsequent to December 31, 2020 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$14,012	$7,590
2022	13,584	7,740
2023	10,438	7,894
2024	5,164	8,051
2025	4,203	909
Thereafter	11,017	12,299
Total future lease payments	$58,418	$44,483
Less: amount representing interest	8,673	13,229
Present value of future lease payments (lease liability)	$49,745	$31,254
The following table provides the weighted average remaining lease term and weighted average discount rates for our leases as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years), weighted based on lease liability balances:
Operating leases	5.1 years	5.9 years
Finance leases	9.5 years	9.5 years
Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Operating leases	5.9%	5.8%
Finance leases	5.6%	5.5%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$14,598	$14,940
Operating cash payments for finance leases	$2,666	$2,000
Financing cash payments for finance leases	$4,884	$9,196
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$623
Finance leases	$—	$5,953
NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land and buildings	$291,212	$285,866
Machinery and equipment	275,846	262,056
Leasehold improvements	74,506	70,324
Computer equipment and software	126,437	117,037
Furniture and fixtures	13,886	13,443
Assets under construction	84,759	73,213
Total property, plant and equipment, gross	$866,646	$821,939
Less: accumulated depreciation	(408,175)	(317,074)
Total property, plant and equipment, net	$458,471	$504,865
Depreciation expense was $91.3 million, $69.0 million and $101.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded property, plant and equipment impairment charges totaling $1.2 million, $6.5 million and $6.5 million, respectively. These charges are included in the Asset impairment charges line item in our Consolidated Statement of Operations and primarily reflect the write-off of certain property, plant and equipment.
At December 31, 2020 and December 31, 2019, $141.4 million and $104.3 million of the Company’s Property, plant and equipment, representing net book amounts, were located in India. At December 31, 2020 and December 31, 2019, there were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.
NOTE 11. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2018	$828,818	$2,731,193	$151,108	$53,517	$3,764,636
Effect of currency translation	—	—	—	2,456	2,456
Goodwill impairment charges	—	—	(151,108)	(20,800)	(171,908)
Goodwill as of December 31, 2019	$828,818	$2,731,193	$—	$35,173	$3,595,184
Effect of currency translation	—	—	—	(2,387)	(2,387)
Goodwill impairment charges	—	—	—	(32,786)	(32,786)
Goodwill as of December 31, 2020	$828,818	$2,731,193	$—	$—	$3,560,011

The carrying amounts of goodwill at December 31, 2020 and December 31, 2019 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2019	$855,810	$—	$3,142,657	$500,417	$4,498,884
Accumulated impairment losses as of December 31, 2020	$855,810	$—	$3,142,657	$546,251	$4,544,718
Other Intangible Assets
Changes in the amount of other intangible assets for the year ended December 31, 2020 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2019	Acquisitions	Impairments	Other (1)	Effect of Currency Translation	Balance as of December 31, 2020
Indefinite-lived intangibles:
In-process research and development	$93,900	$—	$—	$(90,900)	$—	$3,000
Total indefinite-lived intangibles	$93,900	$—	$—	$(90,900)	$—	$3,000
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$457,402	$—	$(15,000)	$(3,172)	$—	$439,230
Tradenames	6,409	—	—	—	—	6,409
Developed technology (weighted average life of 11 years)	5,844,439	673,796	(64,917)	(15,428)	4,844	6,442,734
Total finite-lived intangibles (weighted average life of 11 years)	$6,308,250	$673,796	$(79,917)	$(18,600)	$4,844	$6,888,373
Total other intangibles	$6,402,150	$673,796	$(79,917)	$(109,500)	$4,844	$6,891,373

Accumulated amortization:	Balance as of December 31, 2019	Amortization	Impairments	Other (1)	Effect of Currency Translation	Balance as of December 31, 2020
Finite-lived intangibles:
Licenses	$(410,336)	$(8,029)	$—	$3,172	$—	$(415,193)
Tradenames	(6,409)	—	—	—	—	(6,409)
Developed technology	(3,414,138)	(419,514)	—	108,328	(3,639)	(3,728,963)
Total other intangibles	$(3,830,883)	$(427,543)	$—	$111,500	$(3,639)	$(4,150,565)
Net other intangibles	$2,571,267					$2,740,808
__________
(1)Amounts include reclassification adjustments of $90.9 million from In-process research and development to Developed technology for certain assets that were placed in service during the year ended December 31, 2020. The remaining amounts primarily relate to the removal of certain fully amortized Licenses and Developed technology intangible assets.
Amortization expense for the years ended December 31, 2020, 2019 and 2018 totaled $427.5 million, $543.9 million and $622.3 million, respectively. Amortization expense is included in Cost of revenues in the Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2020 is as follows (in thousands):

2021	$374,337
2022	$359,645
2023	$316,292
2024	$280,213
2025	$258,486

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
The discounted cash flow models are dependent upon our estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, operating margins, discount rates and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows for the Company’s October 1, 2020, 2019 and 2018 annual goodwill and indefinite-lived intangible assets impairment tests ranged from 10.0% to 15.0%, from 9.5% to 13.5% and from 9.5% to 11.5%, respectively, depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Consolidated Statements of Operations.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	2020	2019	2018
Goodwill impairment charges	$32,786	$171,908	$680,000
Other intangible asset impairment charges	$79,917	$347,706	$230,418
Except as described below, pre-tax non-cash asset impairment charges related primarily to certain in-process research and development and/or developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
Annual Goodwill Impairment Tests
As a result of our annual test performed as of October 1, 2020, the Company determined that the estimated fair values of each of its reporting units exceeded their respective carrying amounts; therefore, the Company did not record any pre-tax non-cash goodwill impairment charges during the fourth quarter of 2020.
As a result of our annual test performed as of October 1, 2019, the Company determined that the carrying amount of the Paladin reporting unit exceeded its estimated fair value; therefore, the Company recorded a pre-tax non-cash goodwill impairment charge of $20.8 million during the fourth quarter of 2019. The Paladin impairment was primarily a result of certain anticipated product discontinuation activities. The impairment also reflects the estimated impact of Canadian pricing regulations that were issued in the second half of 2019. We did not record goodwill impairment charges for the other reporting units as a result of the 2019 annual tests.
As a result of our annual test performed as of October 1, 2018, the Company determined that the carrying amounts of the Generic Pharmaceuticals and Paladin reporting units exceeded their respective estimated fair values; therefore, the Company recorded pre-tax non-cash goodwill impairment charges of $258.0 million and $31.0 million, respectively, during the fourth quarter of 2018. The Generic Pharmaceuticals impairment can be primarily attributed to an increase in the discount rate used in the determination of fair value and unfavorable underlying business outlook assumption changes. The Paladin impairment was primarily a result of increased competition and slower than expected product launches in our Canadian market.
We did not record any other goodwill impairment charges as a result of our October 1, 2020, 2019 and 2018 annual impairment tests.
Other Impairment Tests
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
During the first quarter of 2018, a change in segments resulted in changes to our reporting units for goodwill impairment testing purposes, including the creation of a new Sterile Injectables reporting unit, which was previously part of our Generics reporting unit. As a result of these changes, under U.S. GAAP, we tested the goodwill of the former Generics reporting unit immediately before the segment realignment and the goodwill of both the new Sterile Injectables and Generic Pharmaceuticals reporting units immediately after the segment realignment. These goodwill tests were performed using an income approach that utilized a discounted cash flow model. The results of these goodwill impairment tests were as follows:
•The former Generics reporting unit’s estimated fair value exceeded its carrying amount, resulting in no related goodwill impairment charge.
•The new Sterile Injectables reporting unit’s estimated fair value exceeded its carrying amount, resulting in no related goodwill impairment charge.
•The new Generic Pharmaceuticals reporting unit’s carrying amount exceeded its estimated fair value, resulting in a pre-tax non-cash goodwill impairment charge of $391.0 million.
We are closely monitoring the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material.
NOTE 12. LICENSE AND COLLABORATION AGREEMENTS
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
BioSpecifics
Until the acquisition of BioSpecifics in December 2020, the Company, through an affiliate, was party to a development and license agreement, as amended (the BioSpecifics License Agreement) with BioSpecifics. The BioSpecifics License Agreement was originally entered into in June 2004 to obtain exclusive worldwide rights to develop, market and sell certain products containing BioSpecifics’ enzyme CCH. The Company’s licensed rights concerned the development and commercialization of products, other than dermal formulations labeled for topical administration, including the indications of DC, Dupuytren’s nodules, PD, adhesive capsulitis, cellulite, plantar fibromatosis, lateral hip fat and other potential indications.
Until the acquisition of BioSpecifics in December 2020, we were required to, among other things, pay BioSpecifics on a country-by-country and product-by-product basis a specified percentage within a range of 5% to 15% of net sales for products covered by the BioSpecifics License Agreement. This royalty applied to net sales by the Company and/or any of its sublicensees. In addition, the Company and its affiliates were required to pay BioSpecifics an amount equal to a specified mark-up on certain cost of goods related to supply of XIAFLEX® (which mark-up was capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX®) for products sold by the Company and its affiliates.
In December 2020, we acquired BioSpecifics, which eliminated this third-party relationship. See Note 5. Acquisitions for further discussion of the BioSpecifics acquisition.

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
NOTE 13. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At December 31, 2020, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	December 31, 2020	December 31, 2019	$ Change	% Change
Contract assets, net (1)	$13,525	$—	$13,525	NM
Contract liabilities, net (2)	$6,028	$6,592	$(564)	(9)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)At December 31, 2020, approximately $3.2 million of this contract asset amount is classified as current and is included in Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. The remaining amount is classified as noncurrent and is included in Other assets. The net increase in contract assets during the year ended December 31, 2020 was primarily due to the Company’s estimated consideration for the sale of certain intellectual property rights.
(2)At December 31, 2020 and December 31, 2019, approximately $1.4 million and $1.4 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. The decrease in contract liabilities during the year ended December 31, 2020 was primarily due to approximately $2.8 million in revenue recognized during the period, partially offset by a new agreement entered into during 2020.
During the year ended December 31, 2020, we recognized revenue of $19.1 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts payable	$94,408	$101,532
Returns and allowances	207,916	206,248
Rebates	126,644	129,056
Chargebacks	2,177	1,594
Accrued interest	98,105	112,860
Accrued payroll and related benefits	130,092	79,869
Accrued royalties and other distribution partner payables	59,745	115,816
Acquisition-related contingent consideration—current	8,566	6,534
Other	108,287	146,440
Total	$835,940	$899,949
NOTE 15. DEBT
The following table presents information about the Company’s total indebtedness at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	172,048	172,048	5.75%	182,479	182,479
5.375% Senior Notes due 2023	5.62%	6,127	6,098	5.62%	210,440	209,018
6.00% Senior Notes due 2023	6.28%	56,436	56,063	6.28%	1,439,840	1,426,998
5.875% Senior Secured Notes due 2024	6.14%	300,000	297,267	6.14%	300,000	296,647
6.00% Senior Notes due 2025	6.27%	21,578	21,366	6.27%	1,200,000	1,185,726
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,995,142	7.71%	1,500,000	1,482,212
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	932,395		—	—
6.00% Senior Notes due 2028	6.11%	1,260,416	1,251,725		—	—
Term Loan Facility	5.21%	3,295,475	3,274,330	6.21%	3,329,625	3,302,675
Revolving Credit Facility	2.69%	300,000	300,000	4.25%	300,000	300,000
Total long-term debt, net		$8,376,443	$8,314,728		$8,470,678	$8,394,049
Less current portion, net		34,150	34,150		34,150	34,150
Total long-term debt, less current portion, net		$8,342,293	$8,280,578		$8,436,528	$8,359,899
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at December 31, 2020. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027 and (iii) the Credit Agreement and related loan documents are secured on a pari passu basis by a perfected first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024 and the 7.50% Senior Secured Notes due 2027 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 9.50% Senior Secured Second Lien Notes due 2027, in each case to the extent of the value of the collateral securing such instruments.

The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $8.4 billion and $7.4 billion at December 31, 2020 and December 31, 2019, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement (as amended from time to time, the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a senior secured term loan facility in an initial principal amount of $3,415.0 million (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $695.5 million of remaining credit is available under the Revolving Credit Facility as of December 31, 2020. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement contains affirmative and negative covenants that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restricted payments, investments and transactions with the Company’s affiliates. As of December 31, 2020 and December 31, 2019, we were in compliance with all such covenants.
In addition, after each fiscal year-end, the Company is required to perform a calculation of Excess Cash Flow (as defined in the Credit Agreement), which could result in certain pre-payments of the principal relating to the Term Loan Facility in accordance with the terms of the Credit Agreement. No such payment is required at December 31, 2020.
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
Senior Notes and Senior Secured Notes
Our various senior notes and senior secured notes mature between 2022 and 2028. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Until a date specified in each indenture (the Non-Call Period), the notes may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in each indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date. As of December 31, 2020, the Non-Call Period has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.00% Senior Notes due 2028.

•After the Non-Call Period specified in each indenture, the notes may be redeemed, in whole or in part, at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for each of our notes vary over time. The redemption prices pursuant to this clause range from 100.000% to 107.125% of principal at December 31, 2020; however, these redemption prices generally decrease to 100% of the principal amount of the applicable notes over time as the notes approach maturity pursuant to a step-down schedule set forth in each of the indentures.
•Until a date specified in each indenture, the notes may be redeemed, in part (up to 35% or 40% of the principal amount outstanding as specified in each indenture), with the net cash proceeds from specified equity offerings at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. As of December 31, 2020, this clause has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.00% Senior Notes due 2028, for which the specified redemption premiums are 107.500%, 109.500% and 106.000%, respectively.
We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the 6.00% Senior Notes due 2028 indenture.
The indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain affirmative and negative covenants that the Company believes to be customary for similar indentures. Under these indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. At December 31, 2020 and December 31, 2019, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes. In addition, pursuant to the terms of the indentures governing certain of our senior unsecured notes, the restricted subsidiaries of Endo International plc, whose assets comprise substantially all of the Company’s consolidated total assets after intercompany eliminations, are subject to various restrictions limiting their ability to transfer assets in excess of certain thresholds to Endo International plc.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the years ended December 31, 2020, 2019 and 2018.
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
The difference between the cash paid and the carrying amount of notes repurchased in the Notes Repurchases resulted in a $124.0 million gain. In connection with the March 2019 Refinancing Transactions, we also incurred costs and fees totaling $26.2 million, of which $4.2 million related to the Notes Repurchases, $19.1 million related to the 7.50% Senior Secured Notes due 2027 issuance and $2.9 million related to the Revolving Credit Facility Amendment. The costs incurred in connection with the Notes Repurchases were charged to expense in the first quarter of 2019 and recorded as a partial offset to the gain. The costs incurred in connection with the 7.50% Senior Secured Notes due 2027 issuance and the Revolving Credit Facility Amendment, together with previously deferred debt issuance costs associated with the Revolving Credit Facility, have been deferred to be amortized as interest expense over the terms of the respective instruments. The net gain resulting from the March 2019 Refinancing Transactions was included in the Gain on extinguishment of debt line item in the Consolidated Statements of Operations.
June 2019 Revolving Credit Facility Borrowing
In June 2019, the Company borrowed $300.0 million under the Revolving Credit Facility to be used for purposes consistent with the Company’s capital allocation priorities, including for general corporate purposes.

June 2020 Refinancing
In June 2020, the Company executed certain transactions (the June 2020 Refinancing Transactions) that included: (i) the solicitation of consents from the holders of the Old Notes (as defined below) to certain amendments to the indentures governing such notes, which, pursuant to a supplemental indenture to each such indenture executed by the respective issuers and guarantors, eliminated substantially all of the restrictive covenants, certain events of default and other provisions contained in each such indenture and (ii) the exchanges (collectively, the Exchange Offers), by certain of the Company’s wholly-owned subsidiaries, of the following:
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
•$515.5 million aggregate principal amount of additional 7.50% Senior Secured Notes due 2027 issued by PPI (the Additional 7.50% Senior Secured Notes due 2027);
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
The Additional 7.50% Senior Secured Notes due 2027 are an additional issuance of our existing $1,500.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2027 issued on March 28, 2019, which we refer to collectively as the 7.50% Senior Secured Notes due 2027. The 7.50% Senior Secured Notes due 2027 are guaranteed on a senior secured basis by the Company and its subsidiaries that also guarantee the Credit Agreement (collectively, the Guarantors). The 7.50% Senior Secured Notes due 2027 are senior secured obligations of PPI and the Guarantors and are secured by the same collateral that secures the Credit Agreement and the Company’s existing senior secured notes. Interest on the Additional 7.50% Senior Secured Notes due 2027 is payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2020. The 7.50% Senior Secured Notes due 2027 will mature on April 1, 2027 but may be redeemed earlier, in whole or in part, subject to limitations as described in the indenture.
The 9.50% Senior Secured Second Lien Notes due 2027 are guaranteed on a senior secured second lien basis by the Company and the Guarantors. The 9.50% Senior Secured Second Lien Notes due 2027 are senior secured second lien obligations of Endo DAC, Endo Finance, Endo Finco and the Guarantors and are secured by a second priority lien on, and on a junior basis with respect to, the same collateral that secures the Credit Agreement and the Company’s existing senior secured notes. Interest on the 9.50% Senior Secured Second Lien Notes due 2027 is payable semiannually in arrears on January 31 and July 31 of each year, beginning on January 31, 2021. The 9.50% Senior Secured Second Lien Notes due 2027 will mature on July 31, 2027 but may be redeemed earlier, in whole or in part, subject to limitations as described in the indenture.
The 6.00% Senior Notes due 2028 are unsecured and effectively subordinated to all of our existing and future secured indebtedness (including the obligations under the Credit Agreement, the existing secured notes and the New Secured Notes) to the extent of the value of the collateral securing such instruments. Interest on the 6.00% Senior Notes due 2028 is payable semiannually in arrears on June 30 and December 30 of each year, beginning on December 30, 2020. The 6.00% Senior Notes due 2028 will mature on June 30, 2028 but may be redeemed earlier, in whole or in part, subject to limitations as described in the indenture.
The June 2020 Refinancing Transactions were accounted for as debt modifications. Previously deferred and unamortized amounts associated with the Old Notes exchanged will be amortized over the respective terms of the New Senior Notes. In connection with the June 2020 Refinancing Transactions, we incurred fees to third parties of approximately $31.1 million, which were charged to expense and included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
August 2020 Tender Offer
In August 2020, Endo Finance repurchased and retired approximately $10 million aggregate principal of 5.75% Senior Notes due 2022 pursuant to a tender offer (the August 2020 Tender Offer).

Maturities
The following table presents, as of December 31, 2020, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2020 (in thousands):

Maturities (1)
2021	$34,150
2022 (2)	$237,292
2023	$96,713
2024 (2)	$3,770,225
2025	$21,578
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
(2)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at December 31, 2020, $22.8 million will mature in 2022, with the remainder maturing in 2024.
NOTE 16. COMMITMENTS AND CONTINGENCIES
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
In addition to the manufacturing and supply agreements described above, we have agreements with various companies for clinical development and certain other services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Jubilant HollisterStier Laboratories LLC (JHS)
During the second quarter of 2016, we entered into an agreement with JHS (the JHS Agreement). Pursuant to the JHS Agreement, JHS fills and lyophilizes the XIAFLEX® bulk drug substance, which is manufactured by the Company, and produces sterile diluent. The initial term of the JHS Agreement is three years, with automatic renewal provisions thereafter for subsequent one-year terms, unless or until either party provides notification prior to expiration of the then current term of the contract. The Company is required to purchase a specified percentage of its total forecasted volume of XIAFLEX® from JHS each year, unless JHS is unable to supply XIAFLEX® within the timeframe established under such forecasts. Amounts purchased pursuant to the JHS Agreement were $6.8 million, $8.6 million and $7.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts that we expect or that coverage will otherwise be available. See the risk factor “We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities” in Part I, Item 1A of this document for more information.

As of December 31, 2020, our accrual for loss contingencies totaled $372.1 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of December 31, 2020, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Consolidated Balance Sheets.
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
Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 71,000 filed and unfiled U.S. mesh claims as of December 31, 2020. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
In October 2019, the Ontario Superior Court of Justice approved a class action settlement covering unresolved claims by Canadian women implanted with an AMS vaginal mesh device. Astora funded the settlement in February 2020.
The following table presents the changes in the QSFs and mesh liability accrual balances during the year ended December 31, 2020 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2019	$242,842	$454,031
Additional charges	—	43,093
Cash contributions to Qualified Settlement Funds	7,215	—
Cash distributions to settle disputes from Qualified Settlement Funds	(123,803)	(123,803)
Cash distributions to settle disputes	—	(44,471)
Other (1)	744	2,071
Balance as of December 31, 2020	$126,998	$330,921
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
As of December 31, 2020, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $127.0 million of which remains in the QSFs as of December 31, 2020. We currently expect to fund all of the remaining payments under all previously executed settlement agreements during 2021. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents. In addition, we may pay cash distributions to settle disputes separate from the QSFs, which will also decrease the liability accrual and decrease cash and cash equivalents.
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

We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. The earliest trial is currently scheduled for May 2021; however, the timing of trials is uncertain due to the impact of COVID-19 and other factors.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including EHSI, EPI, PPI, PPCI, Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, PSP LLC and in Canada, Paladin, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of February 18, 2021, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,890 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 300 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 185 cases filed by individuals. Certain of the cases have been filed as putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids, an action filed by the City of Grand Prairie, Alberta on behalf of a proposed class of all local or municipal governments in Canada, as well as three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
The complaints in the cases assert a variety of claims, including but not limited to statutory claims asserting violations of public nuisance, consumer protection, unfair trade practices, racketeering, Medicaid fraud and/or drug dealer liability laws and/or common law claims for public nuisance, fraud/misrepresentation, strict liability, negligence and/or unjust enrichment. The claims are generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or alleged failures to take adequate steps to identify and report suspicious orders and to prevent abuse and diversion. Plaintiffs generally seek various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief.
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. Other cases are pending in various federal or state courts. The cases are at various stages in the litigation process. The first MDL trial, relating to the claims of two Ohio counties (Track One plaintiffs), was set for October 2019 but did not go forward after most defendants settled. EPI, EHSI, PPI and PPCI executed a settlement agreement with the Track One plaintiffs in September 2019 which provided for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. Under the settlement agreement, the Track One plaintiffs may be entitled to additional payments in the event of a comprehensive resolution of government-related opioid claims. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries. The earliest trial is currently scheduled for April 2021; however, trials may occur earlier or later as timing remains uncertain due to the impact of COVID-19 and other factors. Most cases remain at the pleading and/or discovery stage. In February 2021, the MDL court declined to certify a proposed class of legal guardians of children born with neonatal abstinence syndrome; plaintiffs have filed a motion for reconsideration.
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. The statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers and seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. The action is currently set for hearing in June 2021.
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
In December 2020, the Company received an administrative subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia seeking documents related to McKinsey & Company. We are cooperating with the investigation.
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
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and several other defendants with leave to amend certain claims. Third party payers have appealed the dismissal of their master class action complaint to the U.S. Court of Appeals for the Eleventh Circuit. Other plaintiffs have filed amended master complaints or sought leave to do so. In particular, in February 2021, various plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a motion for leave to file a consolidated medical monitoring class action complaint. PPI is not named as a defendant in the consumer economic loss complaint or the proposed medical monitoring complaint.
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
Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In October 2019, the defendants filed various motions to dismiss and, in the alternative, moved to transfer the litigation to the U.S. District Court for the District of Delaware. In August 2020, the Southern District of New York granted the motion to transfer without ruling on the motions to dismiss. In January 2021, the defendants filed motions to dismiss in the District of Delaware.
Beginning in June 2020, several alleged indirect purchasers filed proposed class actions against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and federal antitrust laws in connection with the settlement of certain patent litigations concerning generic versions of Xyrem® (sodium oxybate). The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In December 2020, the cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constitutes unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally seeks injunctive and equitable monetary relief.
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
Securities Litigation
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against us, certain of our current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In June 2019, the parties entered into a settlement providing for, among other things, a $50 million payment to the investor class in exchange for a release of their claims. In December 2019, the court denied a petition to intervene filed by the lead plaintiff in the Pelletier litigation described below, and granted final approval of the settlement. The Company’s insurers funded the settlement in 2019. In December 2019, the putative intervenor appealed the denial of its petition to intervene and the final approval order to Pennsylvania Superior Court. In January 2021, the plaintiff moved to dismiss the appeal; in February 2021, the putative intervenor consented to that motion.

In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the pricing of various generic pharmaceutical products. In June 2018, the court appointed Park Employees’ and Retirement Board Employees’ Annuity Benefit Fund of Chicago lead plaintiff in the action. In September 2018, the defendants filed a motion to dismiss, which the court granted in part and denied in part in February 2020. In particular, the court granted the motion and dismissed the claims with prejudice insofar as they were based on an alleged price-fixing conspiracy; the court otherwise denied the motion to dismiss, allowing other aspects of the lead plaintiff’s claims to proceed. In June 2020, the lead plaintiff moved for class certification. In February 2021, the court replaced the existing lead plaintiff with the Bucks County Employees’ Retirement Fund, appointed Alexandre Pelletier, Nathan Dole and Wayne Wingard as co-lead plaintiffs and ordered supplemental briefing on class certification. The motion for class certification remains pending.
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. The lead plaintiff filed an amended complaint in November 2020. In January 2021, the defendants filed a motion to dismiss.
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
VASOSTRICT® Related Matters
In July 2016, Fresenius sued our subsidiaries PPCI and PSP LLC in the U.S. District Court for the District of New Jersey alleging an anticompetitive scheme to exclude competition for PPCI’s VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In particular, Fresenius alleged violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that our subsidiaries entered into exclusive supply agreements with one or more API manufacturers and that, as a result, Fresenius could not obtain vasopressin API in order to file an ANDA to obtain FDA approval for its own vasopressin product. Fresenius sought actual, treble and punitive damages, attorneys’ fees and costs and injunctive relief. In February 2020, the court granted our subsidiaries’ motion for summary judgment on all claims and denied Fresenius’s cross-motion for partial summary judgment. In January 2021, the U.S. Court of Appeals for the Third Circuit vacated the district court’s order granting our subsidiaries’ motion for summary judgment and remanded for further consideration of that motion.
In December 2020, our subsidiaries PPI and PSP LLC settled a trade-secret lawsuit against QuVa Pharma, Inc. and eight former PSP LLC employees, which had been pending in the U.S. District Court for the District of New Jersey since August 2017. The settlement order dismissed all claims with prejudice and released the preliminary injunction bond.
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/NDAs for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and EPIC filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In December 2020, we separately filed suit against Eagle Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited in the U.S. District Court for the District of New Jersey in connection with a newly issued VASOSTRICT® genotyping patent. Beginning in May 2020 through January 2021, we reached settlements with American Regent, Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Fresenius, Aurobindo Pharma Limited and Dr. Reddy’s Laboratories, Inc. We have voluntarily dismissed all cases pending against those defendants. The remaining Delaware cases against Eagle Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC have been consolidated and trial is presently scheduled for July 2021; however, a trial may occur later as timing remains uncertain due to the impact of COVID-19 and other factors.
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
NOTE 17. OTHER COMPREHENSIVE INCOME (LOSS)
During the years ended December 31, 2020, 2019 and 2018, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at December 31, 2020 and December 31, 2019 consist of Foreign currency translation loss.
NOTE 18. SHAREHOLDERS' DEFICIT
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
NOTE 19. SHARE-BASED COMPENSATION
Stock Incentive Plans
In June 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (the 2015 Plan), which has subsequently been amended, as approved by the Company’s shareholders, on multiple occasions, including in 2018, 2019 and 2020. Under the 2015 Plan, stock options (including incentive stock options), stock appreciation rights, restricted stock awards, performance awards and other share- or cash-based awards may be issued at the discretion of the Compensation Committee of the Board from time to time. No ordinary shares are to be granted under previously approved plans, including the Company’s 2000, 2004, 2007, 2010 and Assumed Stock Incentive Plans. Any awards previously granted and outstanding under these prior plans remain subject to the terms of those prior plans.
During the third quarter of 2017, the Company issued approximately 1.0 million stock options and 0.1 million restricted stock units (RSUs) that were initially subject to shareholder approval and were subsequently approved by shareholders on June 7, 2018 at the Company’s Annual General Meeting of Shareholders. The options have an exercise price equal to the closing share price on their issuance date in August 2017. For accounting and disclosure purposes, these stock options and RSUs were considered to have been granted in 2018 upon approval by shareholders.

As further described below, certain of the Company’s outstanding PSUs are measured against targets covering three independent successive one-year performance periods, which are generally established for each performance period during the first quarter of that calendar year. The determination of the grant-date(s) underlying such PSUs depends in part on the date(s) on which each of the performance targets with respect to those PSUs are approved. Therefore, for certain PSUs, a single unit may give rise to multiple grant dates depending, in part, on the dates on which the respective performance targets are approved.
Beginning in 2017, long-term cash incentive (LTCI) awards were provided to certain employees. LTCI awards were designed to vest ratably, in equal amounts, over a three-year service period. Upon vesting, each vested LTCI unit would be settled in cash in an amount equal to the price of Endo’s ordinary shares on the vest date. As of September 30, 2018, approximately 3.0 million unvested LTCI awards were outstanding for approximately 570 employees. The outstanding awards had a weighted average remaining requisite service period of 2.3 years. A corresponding liability of $14.9 million was recorded as of September 30, 2018 in Accounts payable and accrued expenses and Other liabilities in the Company’s Consolidated Balance Sheets. On October 1, 2018, the Compensation Committee of the Board authorized the Company to settle each of the outstanding unvested LTCI awards in shares, rather than cash, upon vesting in accordance with the original vesting terms of the awards. With the authorization of the Compensation Committee, management’s intent to settle the awards in shares rather than cash is a modification that changes the awards’ classification from liability to equity, effective October 1, 2018. The accounting for the modification occurred in the fourth quarter of 2018. Prior to this modification, LTCI awards were excluded from amounts in this Note 19. Share-based Compensation. Subsequent to this modification, LTCI awards are generally treated the same as RSUs, including for accounting, financial statement classification and disclosure purposes. However, adjustments to pre-modification amounts of LTCI expense that are recorded in the Consolidated Statements of Operations subsequent to this modification, including adjustments related to actual or estimated forfeitures, are excluded from the determination of share-based compensation expense.
At December 31, 2020, approximately 12.1 million ordinary shares were reserved for future grants under the 2015 Plan. As of December 31, 2020, stock options, restricted stock awards, PSUs, RSUs, LTCI awards and certain other cash-based awards have been granted under the stock incentive plans.
Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. However, expense recognition differs in the case of certain PSUs where the ultimate payout is performance-based. For these awards, at each reporting period, the Company estimates the ultimate payout and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed.
Presented below are the components of total share-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	2020	2019	2018
Selling, general and administrative expenses	$32,368	$44,159	$44,454
Research and development expenses	2,504	4,501	2,251
Cost of revenues	6,485	10,482	7,366
Total share-based compensation expense	$41,357	$59,142	$54,071
As of December 31, 2020, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards for which a grant date has been established as of December 31, 2020 amounted to $21.9 million.
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

A summary of the activity for each of the years ended December 31, 2020, 2019 and 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2017	8,248,130	$22.79
Granted	971,590	$7.55
Exercised	(94,392)	$9.89
Forfeited	(605,737)	$19.01
Expired	(446,873)	$36.80
Outstanding as of December 31, 2018	8,072,718	$20.62
Exercised	(557)	$7.55
Forfeited	(125,739)	$14.38
Expired	(665,883)	$40.37
Outstanding as of December 31, 2019	7,280,539	$18.93
Forfeited	(16,953)	$11.81
Expired	(347,000)	$35.56
Outstanding as of December 31, 2020	6,916,586	$18.11	5.39	$—
Vested and expected to vest as of December 31, 2020	6,912,211	$18.11	5.39	$—
Exercisable as of December 31, 2020	6,389,536	$18.53	5.37	$—
__________
(1)The intrinsic value of a stock option is the excess, if any, of the closing price of the Company’s ordinary shares on the last trading day of the fiscal year over the exercise price. The aggregate intrinsic values presented in the table above represent sum of the intrinsic values of all corresponding stock options that are “in-the-money,” if any.
The range of exercise prices for the above stock options outstanding at December 31, 2020 is from $7.55 to $86.54.
The total intrinsic values of options exercised during the years ended December 31, 2019 and 2018 were less than $0.1 million and $0.6 million, respectively. No tax benefits from stock option exercises were realized during the years ended December 31, 2020, 2019 and 2018. The weighted average grant-date fair values of the stock options granted during the year ended December 31, 2018 was $3.97 per option, determined using the following weighted average assumptions:

2018
Expected term (years)	4.0
Risk-free interest rate	2.7%
Dividend yield	—
Expected volatility	63%
As of December 31, 2020, the weighted average remaining requisite service period of non-vested stock options was 0.2 years and the total remaining unrecognized compensation cost related to non-vested stock options amounted to $0.2 million.
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

PSUs awarded in 2020, 2019 and 2018 were based upon two discrete measures: relative total shareholder return (TSR) and an adjusted free cash flow performance metric (FCF), each accounting for 50% of the PSU awards upon issuance. TSR performance is measured against the three-year TSR of a custom index of companies. For PSUs awarded in 2020 and 2019, FCF performance is measured against a target covering a single three-year performance period, which is generally established at the grant date. For PSUs awarded in 2018, FCF performance is measured against targets covering three independent successive one-year performance periods, which are generally established for each performance period during the first quarter of that calendar year. Upon the completion of the three-year performance period, the PSUs vest and the actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon the performance criteria described above. In addition to meeting the performance conditions, grant recipients are also generally subject to being employed by the Company until the conclusion of the three-year vesting period in order to receive the awards. TSR is considered a market condition under applicable authoritative guidance, while FCF is considered performance condition.
RSUs are valued based on the closing price of Endo’s ordinary shares on the date of grant. PSUs with TSR conditions are valued using a Monte-Carlo variant valuation model, while those with FCF conditions are valued taking into consideration the probability of achieving the specified performance goal. The Monte-Carlo variant valuation model considered a variety of potential future share prices for Endo as well as our peer companies in a selected market index.
A summary of our non-vested RSUs and PSUs for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Number of Shares	Aggregate Intrinsic Value (1)
Non-vested as of December 31, 2017	4,724,673
Granted	5,609,561
LTCI modification (2)	2,989,965
Forfeited	(753,653)
Vested	(1,551,074)
Non-vested as of December 31, 2018	11,019,472
Granted	6,687,695
Forfeited	(918,425)
Vested	(3,872,453)
Non-vested as of December 31, 2019	12,916,289
Granted	3,761,648
Forfeited	(824,299)
Vested	(5,513,359)
Non-vested as of December 31, 2020	10,340,279	$74,243,203
Vested and expected to vest as of December 31, 2020	9,702,411	$69,663,311
__________
(1)The aggregate intrinsic values of RSUs and PSUs presented in the table above are calculated by multiplying the closing price of the Company’s ordinary shares on the last trading day of the fiscal year by the corresponding number of RSUs and PSUs.
(2)As a result of the October 1, 2018 modification to the Company’s LTCI awards described above, modified LTCI awards are treated as RSUs for disclosure purposes; thus, the table above reflects an increase to the non-vested number of shares on the modification date.
As of December 31, 2020, the weighted average remaining requisite service period of the units presented in the table above was 1.3 years and the corresponding total remaining unrecognized compensation cost amounted to $12.8 million in the case of RSUs and LTCI awards and $8.9 million in the case of PSUs. The weighted average grant-date fair value of the units granted during the years ended December 31, 2020, 2019 and 2018 was $5.54, $7.72 and $6.88 per unit, respectively.

NOTE 20. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Net gain on sale of business and other assets (1)	$(16,353)	$(6,367)	$(45,155)
Foreign currency loss (gain), net (2)	2,466	5,247	(3,762)
Net (gain) loss from our investments in the equity of other companies (3)	(2,160)	2,346	3,444
Other miscellaneous, net (4)	(5,063)	15,451	(6,480)
Other (income) expense, net	$(21,110)	$16,677	$(51,953)
__________
(1)Amounts in 2018 include a $12.5 million gain on the sale of the Company’s Huntsville, Alabama facilities, as further discussed in Note 4. Restructuring. The remaining amounts primarily relate to the sales of certain intellectual property rights.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
(4)Amounts in 2019 primarily relate to $17.5 million of contract termination costs incurred as a result of certain product discontinuation activities in our International Pharmaceuticals segment.
NOTE 21. INCOME TAXES
Loss from Continuing Operations before Income Tax
Our operations are conducted through our various subsidiaries in numerous jurisdictions throughout the world. We have provided for income taxes based upon the tax laws and rates in the jurisdictions in which our operations are conducted.
The components of our Loss from continuing operations before income tax by geography for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
U.S.	$(375,262)	$(688,224)	$(1,342,860)
International	348,744	343,320	404,028
Total loss from continuing operations before income tax	$(26,518)	$(344,904)	$(938,832)
Income tax from continuing operations consists of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current:
U.S. Federal	$(108,866)	$15,317	$6,236
U.S. State	(434)	(3,002)	2,864
International	(1,124)	8,926	8,278
Total current income tax	$(110,424)	$21,241	$17,378
Deferred:
U.S. Federal	$(143,411)	$(515)	$10,084
U.S. State	(11,773)	(482)	(778)
International	(8,374)	(4,564)	(3,749)
Total deferred income tax	$(163,558)	$(5,561)	$5,557
Total income tax	$(273,982)	$15,680	$22,935

Tax Rate
A reconciliation of income tax from continuing operations at the U.S. federal statutory income tax rate to the total income tax provision from continuing operations for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Notional U.S. federal income tax provision at the statutory rate	$(5,569)	$(72,430)	$(197,155)
State income tax, net of federal benefit	(17,311)	(4,455)	494
U.S. tax reform impact	(129,599)	—	5,664
Uncertain tax positions	35,941	43,273	46,317
Residual tax on non-U.S. net earnings	(83,550)	(67,987)	(638,724)
Non-deductible goodwill impairment	7,490	27,493	109,189
Change in valuation allowance	(97,752)	30,123	748,562
Intra-entity transfers of assets	—	—	(63,335)
Base erosion minimum tax	77,438	13,662	—
Non-deductible expenses	8,875	21,299	3,446
Executive compensation limitation	5,857	4,547	5,955
Equity based compensation	6,495	6,014	4,118
Financing activities	(33,217)	—	—
Investment activities	(44,964)	—	—
Other	(4,116)	14,141	(1,596)
Income tax	$(273,982)	$15,680	$22,935
The change in income tax benefit in 2020 as compared to the 2019 income tax expense primarily relates to the income tax benefit arising from the CARES Act, as discussed in more detail below, and a change in deferred tax liabilities following the BioSpecifics acquisition during 2020. The decrease in income tax expense in 2019 as compared to the 2018 income tax expense primarily related to a charge to establish a valuation allowance against certain U.S. deferred tax assets during 2018.
On March 27, 2020, the CARES Act was enacted by the U.S. government in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers to be carried back to offset taxable income from previous taxable years. Specifically, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2020, the Company recorded a tax benefit in continuing operations of $129.6 million as a result of the change in the NOL carryback period, net of valuation allowance.

Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of the net deferred income tax liability shown on the balance sheets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Accrued expenses and customer allowances	$109,595	$112,489
Deferred interest expense	281,608	317,997
Fixed assets and intangible assets	487,378	598,730
Loss on capital assets	66,159	61,971
Net operating loss carryforward	9,659,130	9,743,763
Other	91,895	89,501
Research and development and other tax credit carryforwards	15,176	16,620
Total gross deferred income tax assets	$10,710,941	$10,941,071
Deferred tax liabilities:
Other	$(9,469)	$(10,086)
Intercompany notes	(1,057,158)	(1,131,537)
Total gross deferred income tax liabilities	$(1,066,627)	$(1,141,623)
Valuation allowance	(9,668,556)	(9,828,959)
Net deferred income tax liability	$(24,242)	$(29,511)
As of December 31, 2020, the Company had significant deferred tax assets for tax credits, net operating and capital loss carryforwards, net of unrecognized tax benefits, as presented below (in thousands):

Jurisdiction	Amount	Begin to Expire
Ireland	$38,607	Indefinite
Luxembourg	$9,381,910	2034
U.S.:
Federal-ordinary losses	$41,049	2036
Federal-capital losses	$42,620	2022
Federal-tax credits	$5,274	2036
State-ordinary losses	$248,148	2021
State-capital losses	$29,292	2022
State-tax credits	$8,408	2021
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.
The Company has recorded a valuation allowance against certain jurisdictional NOL carryforwards and other tax attributes. As of December 31, 2020 and 2019, the total valuation allowance was $9,668.6 million and $9,829.0 million, respectively. During the year ended December 31, 2020, the Company decreased its valuation allowance by $160.4 million, which was primarily driven by deferred tax liabilities recognized as part of the BioSpecifics acquisition. During the year ended December 31, 2019, the Company decreased its valuation allowance by $48.7 million, which was primarily driven by statutory rate changes in Luxembourg.
As of December 31, 2020, the Company had the following significant valuation allowances (in thousands):

Jurisdiction	December 31, 2020
Ireland	$218,934
Luxembourg	$8,324,752
U.S.	$1,121,094

We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. No additional provision has been made for Irish and non-Irish income taxes on the undistributed earnings of subsidiaries as such earnings are expected to be indefinitely reinvested. As of December 31, 2020, certain subsidiaries had approximately $1,424.3 million of cumulative undistributed earnings that have been deemed permanently reinvested. A liability could arise if our intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
Uncertain Tax Positions
The Company and its subsidiaries are subject to income taxes in the U.S., various states and numerous foreign jurisdictions with varying statutes as to which tax years are subject to examination by the tax authorities. The Company has taken positions on its tax returns that may be challenged by various tax authorities. The Company believes it has appropriately established reserves for tax-related uncertainties. The Company endeavors to resolve matters with a tax authority at the examination level and could reach agreement with a tax authority at any time. The accruals for tax-related uncertainties are based on the Company’s best estimate of the potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. The final outcome with a tax authority may result in a tax liability that is more or less than that reflected in our financial statements. Favorable resolution of such matters could be recognized as a reduction of the Company’s effective tax rate in the year of resolution, while a resolution that is not favorable could increase the effective tax rate and may require the use of cash. Uncertain tax positions are reviewed quarterly and adjusted as necessary when events occur that affect potential tax liabilities, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, identification of new issues and issuance of new legislation, regulations or case law.
As of December 31, 2020, the Company had total unrecognized income tax benefits (UTBs) of $576.8 million. If recognized in future years, $230.8 million of such amounts would impact the income tax provision and effective tax rate. As of December 31, 2019, the Company had total UTBs of $530.2 million. If recognized in future years, $320.3 million of such amounts would have impacted the income tax provision and effective tax rate. The following table summarizes the activity related to UTBs during the years ended December 31, 2020, 2019 and 2018 (in thousands):

Unrecognized Tax Benefit Federal, State, and Foreign Tax
UTB Balance at December 31, 2017	$415,951
Gross additions for current year positions	36,088
Gross reductions for prior period positions	(3,570)
Gross additions for prior period positions	7,950
Decrease due to lapse of statute of limitations	(2,129)
Currency translation adjustment	(2,600)
UTB Balance at December 31, 2018	$451,690
Gross additions for current year positions	35,766
Gross reductions for prior period positions	(2,377)
Gross additions for prior period positions	880
Decrease due to lapse of statute of limitations	(1,006)
Currency translation adjustment	1,528
UTB Balance at December 31, 2019	$486,481
Gross additions for current year positions	33,402
Gross reductions for prior period positions	(577)
Gross additions for prior period positions	16,914
Decrease due to lapse of statute of limitations	(7,033)
Currency translation adjustment	588
UTB Balance at December 31, 2020	$529,775
Accrued interest and penalties	47,006
Total UTB balance including accrued interest and penalties	$576,781

The Company records accrued interest and penalties, where applicable, related to uncertain tax positions as part of the provision for income taxes. The cumulative accrued interest and penalties related to uncertain tax positions were $47.0 million and $43.7 million as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company recognized a benefit of $78.2 million, primarily related to the CARES Act, as a reduction to our net uncertain tax position liability. During the years ended December 31, 2019 and 2018, we recognized expense of $13.8 million and $8.6 million, respectively, related to interest and penalties. The current portion of our UTB liability of $0.2 million is included in our Consolidated Balance Sheet as Accounts payable and accrued expenses. The noncurrent portion of our UTB liability is included in our Consolidated Balance Sheet as Other liabilities or, if and to the extent appropriate, as a reduction to Deferred tax assets.
Our subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 5 years. Certain subsidiary tax returns are currently under examination by taxing authorities, including U.S. tax returns for the 2006 through 2018 tax years by the IRS.
It is expected that the amount of UTBs will change during the next twelve months; however, the Company does not currently anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.
On June 3, 2020, in connection with the IRS’s examination of our U.S. income tax return for the fiscal year ended December 31, 2015 (2015 Return), we received an acknowledgement of facts (AoF) from the IRS related to transfer pricing positions taken by Endo U.S., Inc. and its subsidiaries (Endo U.S.). The AoF asserted that Endo U.S. overpaid for certain pharmaceutical products that it purchased from certain non-U.S. related parties and proposed a specific adjustment to our 2015 Return position. On September 4, 2020, we received a Form 5701 Notice of Proposed Adjustment (NOPA) that is consistent with the previously disclosed AoF. We believe that the terms of the subject transactions are consistent with comparable transactions for similarly situated unrelated parties, and we intend to contest the proposed adjustment. While the NOPA is not material to our business, financial condition, results of operations or cash flows, the IRS could seek to apply its position to subsequent tax periods and propose similar adjustments. The aggregate impact of these adjustments, if sustained, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
In connection with the IRS’s examination of our 2015 Return, on December 31, 2020, the IRS issued a TAM that we previously disclosed we were expecting to receive regarding the portion of our 2015 NOL that qualifies as a specified product liability loss (SLL). The TAM concurred in part with our positions on the 2015 Return but disagreed with our position that the AMS worthless stock loss qualifies as an SLL. If the IRS’s position is sustained in whole or in part, we could be required to repay with interest a portion of the $760 million tax refund we disclosed in our 2016 Annual Report on Form 10-K. This result could have a material adverse effect on our business, financial condition, results of operations and cash flows. We disagree with the IRS’s position in the TAM regarding the AMS worthless stock loss and, if necessary, intend to contest the proposed adjustment. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
As of December 31, 2020, we may be subject to examination in the following major tax jurisdictions:

Jurisdiction	Open Years
Canada	2013 through 2020
India	2012 through 2020
Ireland	2014 through 2020
Luxembourg	2014 through 2020
U.S. - federal, state and local	2006 through 2020

NOTE 22. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Numerator:
Income (loss) from continuing operations	$247,464	$(360,584)	$(961,767)
Loss from discontinued operations, net of tax	(63,520)	(62,052)	(69,702)
Net income (loss)	$183,944	$(422,636)	$(1,031,469)
Denominator:
For basic per share data—weighted average shares	229,314	226,050	223,960
Dilutive effect of ordinary share equivalents	4,339	—	—
For diluted per share data—weighted average shares	233,653	226,050	223,960
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
For the year ended December 31, 2020, aggregate stock options and stock awards of 7.1 million and 5.2 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive. All potentially dilutive items were excluded from the diluted share calculation for the years ended December 31, 2019 and 2018 because their effect would have been anti-dilutive as the Company was in a loss position.
NOTE 23. SAVINGS AND INVESTMENT PLAN AND DEFERRED COMPENSATION PLANS
Savings and Investment Plan
The Company maintains a defined contribution Savings and Investment Plan (the Endo 401(k) Plan) covering all U.S.-based eligible employees. The Company matches 100% of the first 3% of eligible cash compensation that a participant contributes to the Endo 401(k) Plan plus 50% of the next 2% for a total of up to 4%, subject to statutory limitations. The Company’s matching contributions generally vest ratably over a two-year period.
Costs incurred for contributions made by the Company to the Endo 401(k) Plan amounted to $7.6 million, $7.4 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents select unaudited financial data for each of the three-month periods ending March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, as well as the comparable 2019 periods (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020 (1)
Total revenues	$820,405	$687,588	$634,860	$760,221
Gross profit	$431,606	$351,492	$286,783	$390,682
Income (loss) from continuing operations	$157,581	$17,610	$(68,974)	$141,247
Discontinued operations, net of tax	$(27,651)	$(7,052)	$(6,913)	$(21,904)
Net income (loss)	$129,930	$10,558	$(75,887)	$119,343
Net income (loss) per share—Basic:
Continuing operations	$0.69	$0.08	$(0.30)	$0.61
Discontinued operations	(0.12)	(0.03)	(0.03)	(0.09)
Basic	$0.57	$0.05	$(0.33)	$0.52
Net income (loss) per share—Diluted:
Continuing operations	$0.68	$0.08	$(0.30)	$0.60
Discontinued operations	(0.12)	(0.03)	(0.03)	(0.09)
Diluted	$0.56	$0.05	$(0.33)	$0.51
Weighted average shares—Basic	227,198	229,716	230,040	230,301
Weighted average shares—Diluted	233,014	233,681	230,040	234,474
2019 (2)
Total revenues	$720,411	$699,727	$729,426	$764,800
Gross profit	$328,502	$311,519	$340,261	$364,744
Loss from continuing operations	$(12,612)	$(98,052)	$(41,431)	$(208,489)
Discontinued operations, net of tax	$(5,961)	$(7,953)	$(37,984)	$(10,154)
Net loss	$(18,573)	$(106,005)	$(79,415)	$(218,643)
Net loss per share—Basic:
Continuing operations	$(0.06)	$(0.43)	$(0.18)	$(0.92)
Discontinued operations	(0.02)	(0.04)	(0.17)	(0.04)
Basic	$(0.08)	$(0.47)	$(0.35)	$(0.96)
Net loss per share—Diluted:
Continuing operations	$(0.06)	$(0.43)	$(0.18)	$(0.92)
Discontinued operations	(0.02)	(0.04)	(0.17)	(0.04)
Diluted	$(0.08)	$(0.47)	$(0.35)	$(0.96)
Weighted average shares—Basic	224,594	226,221	226,598	226,787
Weighted average shares—Diluted	224,594	226,221	226,598	226,787
__________
(1)Income (loss) from continuing operations for the year ended December 31, 2020 was impacted by (i) acquisition-related and integration items, net of $12.5 million, $6.0 million, $(1.4) million and $(0.6) million during the first, second, third and fourth quarters, respectively, which related primarily to changes in the fair value of contingent consideration, (ii) asset impairment charges of $97.8 million, $8.4 million and $14.1 million during the first, third and fourth quarters, respectively, (iii) certain continuity and separation benefits and other cost reduction initiatives of $23.2 million, $9.4 million, $67.7 million and $25.9 million during the first, second, third and fourth quarters, respectively, (iv) amounts related to litigation-related and other contingent matters totaling $(17.2) million, $(8.6) million, $1.8 million and $4.9 million during the first, second, third and fourth quarters, respectively, and (v) amounts related to sales of businesses and other assets of $(8.2) million, $(6.7) million, $(1.9) million and $0.4 million during the first, second, third and fourth quarters, respectively.
(2)Loss from continuing operations for the year ended December 31, 2019 was impacted by (i) acquisition-related and integration items, net of $(37.5) million, $(5.5) million, $16.0 million and $(19.1) million during the first, second, third and fourth quarters, respectively, which related primarily to changes in the fair value of contingent consideration, (ii) asset impairment charges of $165.4 million, $88.4 million, $4.8 million and $267.4 million during the first, second, third and fourth quarters, respectively, (iii) certain continuity and separation benefits and other cost reduction initiatives of $2.0 million, $2.1 million, $11.0 million and $19.4 million during the first, second, third and fourth quarters, respectively, (iv) a gain on extinguishment of debt of $(119.8) million during the first quarter, (v) amounts related to litigation-related and other contingent matters totaling $10.3 million, $(14.4) million and $15.3 million during the second, third and fourth quarters, respectively, and (vi) amounts related to sales of businesses and other assets of $1.3 million, $(2.5) million, $(1.9) million and $(3.3) million during the first, second, third and fourth quarters, respectively.

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