Form 10-Q
period 2021-03-31
Endo International plc
filed 2021-05-07
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of April 29, 2021 was 233,305,326.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, any future financial results, cost savings, revenues, expenses, net income and income per share, as well as future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us), and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to our business as a result of COVID-19); the timing or results of any pending or future litigation, investigations or claims or actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, tax matters with the United States (U.S.) Internal Revenue Service (IRS) and key products such as VASOSTRICT®; unfavorable publicity regarding the misuse of opioids; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 26, 2021 (the Annual Report), in Part II, Item 1A of this report and in other reports that we file with the SEC. These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report and in Part II, Item 1A of this report, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,427,775	$1,213,437
Restricted cash and cash equivalents	137,066	171,563
Accounts receivable, net	473,152	511,262
Inventories, net	362,180	352,260
Prepaid expenses and other current assets	86,056	100,899
Income taxes receivable	9,002	63,837
Total current assets	$2,495,231	$2,413,258
PROPERTY, PLANT AND EQUIPMENT, NET	452,172	458,471
OPERATING LEASE ASSETS	34,389	37,030
GOODWILL	3,560,011	3,560,011
OTHER INTANGIBLES, NET	2,643,989	2,740,808
DEFERRED INCOME TAXES	1,828	1,824
OTHER ASSETS	46,551	53,235
TOTAL ASSETS	$9,234,171	$9,264,637
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$855,405	$835,940
Current portion of legal settlement accrual	327,896	372,121
Current portion of operating lease liabilities	11,813	11,613
Current portion of long-term debt	200,342	34,150
Income taxes payable	36	—
Total current liabilities	$1,395,492	$1,253,824
DEFERRED INCOME TAXES	24,352	26,066
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,077,622	8,280,578
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	35,738	38,132
OTHER LIABILITIES	299,940	313,976
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both March 31, 2021 and December 31, 2020	47	49
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 231,459,092 and 230,315,768 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	8,943,764	8,938,012
Accumulated deficit	(9,326,746)	(9,368,270)
Accumulated other comprehensive loss	(216,061)	(217,753)
Total shareholders' deficit	$(598,973)	$(647,939)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,234,171	$9,264,637
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
TOTAL REVENUES, NET	$717,919	$820,405
COSTS AND EXPENSES:
Cost of revenues	305,293	388,799
Selling, general and administrative	187,174	166,768
Research and development	29,739	31,615
Litigation-related and other contingencies, net	637	(17,176)
Asset impairment charges	3,309	97,785
Acquisition-related and integration items, net	(5,022)	12,462
Interest expense, net	134,341	132,877
Loss on extinguishment of debt	13,753	—
Other expense (income), net	912	(13,974)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$47,783	$21,249
INCOME TAX EXPENSE (BENEFIT)	724	(136,332)
INCOME FROM CONTINUING OPERATIONS	$47,059	$157,581
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(5,535)	(27,651)
NET INCOME	$41,524	$129,930
NET INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$0.20	$0.69
Discontinued operations	(0.02)	(0.12)
Basic	$0.18	$0.57
NET INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$0.20	$0.68
Discontinued operations	(0.03)	(0.12)
Diluted	$0.17	$0.56
WEIGHTED AVERAGE SHARES:
Basic	230,551	227,198
Diluted	238,671	233,014
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME	$41,524	$129,930
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$1,692	$(14,437)
Total other comprehensive income (loss)	$1,692	$(14,437)
COMPREHENSIVE INCOME	$43,216	$115,493
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$41,524	$129,930
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	118,485	141,588
Share-based compensation	9,993	17,645
Amortization of debt issuance costs and discount	3,551	4,339
Deferred income taxes	(1,719)	(911)
Change in fair value of contingent consideration	(5,453)	12,462
Loss on extinguishment of debt	13,753	—
Asset impairment charges	3,309	97,785
Loss (gain) on sale of business and other assets	355	(8,192)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	37,182	(72,833)
Inventories	(3,802)	(324)
Prepaid and other assets	16,606	(3,581)
Accounts payable, accrued expenses and other liabilities	(44,868)	(112,625)
Income taxes payable/receivable, net	54,924	(142,727)
Net cash provided by operating activities	$243,840	$62,556
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(16,733)	(19,638)
Capitalized interest payments	(1,133)	(492)
Proceeds from sale of business and other assets, net	818	4,167
Net cash used in investing activities	$(17,048)	$(15,963)

	Three Months Ended March 31,
	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	1,279,978	—
Proceeds from issuance of term loans, net	1,980,000	—
Repayments of term loans	(3,295,475)	(8,537)
Repayments of other indebtedness	(1,321)	(1,184)
Payments for debt issuance and extinguishment costs	(5,904)	—
Payments for contingent consideration	(387)	(364)
Payments of tax withholding for restricted shares	(4,863)	(4,398)
Proceeds from exercise of options	622	—
Net cash used in financing activities	$(47,350)	$(14,483)
Effect of foreign exchange rate	399	(1,894)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$179,841	$30,216
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,385,000	1,720,388
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,564,841	$1,750,604
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$2,000	$—
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$17,853	$47,801
Other cash distributions for mesh legal settlements	$3,734	$17,819
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
NOTE 1. BASIS OF PRESENTATION
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in the Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments and share-based compensation, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of COVID-19.
Significant Accounting Policies Added or Updated since December 31, 2020
There have been no significant changes to our significant accounting policies since December 31, 2020. For additional discussion of the Company’s significant accounting policies, see Note 2. Summary of Significant Accounting Policies in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.

NOTE 3. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the board of directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Litigation-related and other contingencies, net	$—	$30,454
Loss from discontinued operations before income taxes	$(6,221)	$(33,517)
Income tax benefit	$(686)	$(5,866)
Discontinued operations, net of tax	$(5,535)	$(27,651)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $5.5 million and $27.7 million for the three months ended March 31, 2021 and 2020, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
NOTE 4. RESTRUCTURING
Set forth below are disclosures relating to restructuring initiatives that resulted in material expenses or cash expenditures during the three-month periods ended March 31, 2021 or 2020 or had material restructuring liabilities at either March 31, 2021 or December 31, 2020.
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
As a result of the 2020 Restructuring Initiative, the Company’s global workforce is expected to be reduced by approximately 525 net full-time positions. The Company expects to realize annualized pre-tax cash savings (without giving effect to the costs described below) of approximately $85 million to $95 million by the first half of 2023, primarily related to reductions in Cost of revenues of approximately $65 million to $70 million and other expenses, including Selling, general and administrative and Research and development expenses, of approximately $20 million to $25 million.
As a result of the 2020 Restructuring Initiative, the Company expects to incur total pre-tax restructuring-related expenses of approximately $163 million to $183 million, of which approximately $135 million to $150 million relates to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs. These estimated restructuring charges consist of accelerated depreciation charges of approximately $56 million to $66 million, asset impairment charges of approximately $7 million, employee separation, continuity and other benefit-related costs of approximately $85 million to $90 million and certain other restructuring costs of approximately $15 million to $20 million. Cash outlays associated with the 2020 Restructuring Initiative are expected to be approximately $100 million and consist primarily of employee separation, continuity and other benefit-related costs and certain other restructuring costs. The Company anticipates these actions will be substantially completed by the end of 2022, with substantially all cash payments made by then.

As a result of the 2020 Restructuring Initiative, the Company incurred the following pre-tax net charges during the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
Accelerated depreciation charges	$6,907
Charges to increase excess inventory reserves	5,049
Employee separation, continuity and other benefit-related costs	6,610
Certain other restructuring costs	858
Total	$19,424
During the three months ended March 31, 2021, these pre-tax net charges were primarily attributable to our Generic Pharmaceuticals segment, which incurred $14.9 million of these pre-tax net charges. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of March 31, 2021, cumulative amounts incurred to date include accelerated depreciation charges of approximately $29.4 million, asset impairment charges related to identifiable intangible assets and certain operating lease assets of approximately $7.4 million, charges to increase excess inventory reserves of approximately $8.1 million, employee separation, continuity and other benefit-related costs of approximately $66.6 million and certain other restructuring costs of approximately $1.5 million. Of these amounts, approximately $93.8 million were attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
During the three months ended March 31, 2021, the pre-tax net charges related to the 2020 Restructuring Initiative were included in our Condensed Consolidated Statements of Operations as follows (in thousands):

Three Months Ended March 31, 2021
Cost of revenues	$15,296
Selling, general and administrative	3,542
Research and development	586
Total	$19,424
Changes to the liability for the 2020 Restructuring Initiative during the three months ended March 31, 2021 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2020	$58,338	$664	$59,002
Net charges	6,610	858	7,468
Cash payments	(9,054)	(1,346)	(10,400)
Liability balance as of March 31, 2021	$55,894	$176	$56,070
Of the liability at March 31, 2021, $41.9 million is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
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

We evaluate segment performance based on Segment adjusted income from continuing operations before income tax, which we define as Income from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items.
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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products to treat and manage conditions in the areas of urology, orthopedics, endocrinology and bariatrics, among others. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, PERCOCET®, TESTOPEL®, EDEX® and LIDODERM® among others.
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
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues from external customers:
Branded Pharmaceuticals	$206,635	$204,073
Sterile Injectables	308,745	336,390
Generic Pharmaceuticals	180,873	251,283
International Pharmaceuticals (1)	21,666	28,659
Total net revenues from external customers	$717,919	$820,405
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$93,769	$98,422
Sterile Injectables	242,639	263,896
Generic Pharmaceuticals	34,104	57,327
International Pharmaceuticals	7,471	14,197
Total segment adjusted income from continuing operations before income tax	$377,983	$433,842
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Total consolidated income from continuing operations before income tax	$47,783	$21,249
Interest expense, net	134,341	132,877
Corporate unallocated costs (1)	39,474	43,322
Amortization of intangible assets	95,130	117,237
Upfront and milestone payments to partners	556	1,750
Continuity and separation benefits and other cost reduction initiatives (2)	23,720	23,220
Certain litigation-related and other contingencies, net (3)	637	(17,176)
Certain legal costs (4)	19,276	15,536
Asset impairment charges (5)	3,309	97,785
Acquisition-related and integration items, net (6)	(5,022)	12,462
Loss on extinguishment of debt	13,753	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	1,147	(7,094)
Other, net (7)	3,879	(7,326)
Total segment adjusted income from continuing operations before income tax	$377,983	$433,842
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended March 31, 2021 include employee separation, continuity and other benefit-related costs of $8.5 million, accelerated depreciation charges of $6.9 million and miscellaneous charges of $8.3 million. Amounts for the three months ended March 31, 2020 include employee separation, continuity and other benefit-related costs of $13.8 million, accelerated depreciation charges of $6.6 million and miscellaneous charges of $2.8 million. These costs relate primarily to our restructuring activities as further described in Note 4. Restructuring, certain continuity and transitional compensation arrangements for certain senior management of the Company and certain other cost reduction initiatives.
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
(7)Amounts for the three months ended March 31, 2021 primarily relate to $3.9 million of third party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs. Refer to Note 12. Debt for additional information. Other amounts in this row primarily relate to gains on sales of businesses and other assets.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three months ended March 31, 2021 and 2020, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2021	2020
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$95,270	$89,072
SUPPRELIN® LA	28,028	19,720
Other Specialty (1)	20,032	25,505
Total Specialty Products	$143,330	$134,297
Established Products:
PERCOCET®	$25,625	$27,703
TESTOPEL®	11,189	8,192
Other Established (2)	26,491	33,881
Total Established Products	$63,305	$69,776
Total Branded Pharmaceuticals (3)	$206,635	$204,073
Sterile Injectables:
VASOSTRICT®	$223,946	$202,904
ADRENALIN®	29,437	56,512
Other Sterile Injectables (4)	55,362	76,974
Total Sterile Injectables (3)	$308,745	$336,390
Total Generic Pharmaceuticals (5)	$180,873	$251,283
Total International Pharmaceuticals (6)	$21,666	$28,659
Total revenues, net	$717,919	$820,405
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for the three months ended March 31, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
(4)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. No individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
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
Financial Instruments
The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds pay dividends that generally reflect short-term interest rates. Due to their initial maturities, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.

Restricted Cash and Cash Equivalents
Amounts reported as Restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets primarily relate to litigation-related matters, including approximately $111.2 million and $127.0 million held in Qualified Settlement Funds (QSFs) for mesh-related matters at March 31, 2021 and December 31, 2020, respectively. See Note 13. Commitments and Contingencies for further information about mesh-related and other litigation-related matters. Additionally, at March 31, 2021 and December 31, 2020, approximately $25.0 million of restricted cash and cash equivalents related to certain insurance-related matters.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Fair Value Measurements at March 31, 2021 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$212,115	$—	$—	$212,115
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$6,861	$6,861
Acquisition-related contingent consideration—noncurrent	$—	$—	$22,902	$22,902

	Fair Value Measurements at December 31, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$214,120	$—	$—	$214,120
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$8,566	$8,566
Acquisition-related contingent consideration—noncurrent	$—	$—	$27,683	$27,683
At March 31, 2021 and December 31, 2020, money market funds include $24.5 million and $26.5 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 13. Commitments and Contingencies for further discussion of our product liability cases. At March 31, 2021 and December 31, 2020, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning of period	$36,249	$29,657
Amounts settled	(1,151)	(2,461)
Changes in fair value recorded in earnings	(5,453)	12,462
Effect of currency translation	118	(719)
End of period	$29,763	$38,939

At March 31, 2021, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 11.1%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the three months ended March 31, 2021 by acquisition (in thousands):

	Balance as of December 31, 2020	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of March 31, 2021
Auxilium acquisition	$14,484	$96	$—	$14,580
Lehigh Valley Technologies, Inc. acquisitions	13,100	(5,536)	(764)	6,800
Other	8,665	(13)	(269)	8,383
Total	$36,249	$(5,453)	$(1,033)	$29,763
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 were as follows (in thousands):

	Fair Value Measurements during the Three Months Ended March 31, 2021 (1) using:			Total Expense for the Three Months Ended March 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$—	$(2,882)
Certain property, plant and equipment	—	—	—	(427)
Total	$—	$—	$—	$(3,309)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)This fair value measurement was determined using a risk-adjusted discount rate of 10.0%.
NOTE 7. INVENTORIES
Inventories consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials (1)	$101,622	$99,495
Work-in-process (1)	104,511	98,753
Finished goods (1)	156,047	154,012
Total	$362,180	$352,260
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At March 31, 2021 and December 31, 2020, $7.4 million and $13.2 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets included approximately $7.8 million and $37.5 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 8. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at March 31, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Line Items	March 31, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$34,389	$37,030
Finance lease right-of-use assets	Property, plant and equipment, net	45,238	47,549
Total right-of-use assets		$79,627	$84,579
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,813	$11,613
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	35,738	38,132
Total operating lease liabilities		$47,551	$49,745
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$6,376	$6,227
Noncurrent finance lease liabilities	Other liabilities	23,355	25,027
Total finance lease liabilities		$29,731	$31,254
The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
	Statement of Operations Line Items	2021	2020
Operating lease cost	Various (1)	$3,736	$3,992
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,311	$2,311
Interest on lease liabilities	Interest expense, net	$367	$466
Other lease costs and income:
Variable lease costs (2)	Various (1)	$3,022	$2,658
Sublease income	Various (1)	$(933)	$(861)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$3,058	$3,328
Selling, general and administrative	$5,024	$4,721
Research and development	$54	$51
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$2,883	$2,981
Operating cash payments for finance leases	$548	$648
Financing cash payments for finance leases	$1,321	$1,184

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amount of our goodwill for the three months ended March 31, 2021 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2020	$828,818	$2,731,193	$—	$—	$3,560,011
Goodwill as of March 31, 2021	$828,818	$2,731,193	$—	$—	$3,560,011
The carrying amounts of goodwill at March 31, 2021 and December 31, 2020 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2020	$855,810	$—	$3,142,657	$546,251	$4,544,718
Accumulated impairment losses as of March 31, 2021	$855,810	$—	$3,142,657	$553,764	$4,552,231
Other Intangible Assets
Changes in the amount of other intangible assets for the three months ended March 31, 2021 are set forth in the table below (in thousands):

Cost basis:	Balance as of December 31, 2020	Acquisitions	Impairments	Effect of Currency Translation	Balance as of March 31, 2021
Indefinite-lived intangibles:
In-process research and development	$3,000	$—	$—	$—	$3,000
Total indefinite-lived intangibles	$3,000	$—	$—	$—	$3,000
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$439,230	$—	$—	$—	$439,230
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	6,442,734	—	(2,882)	3,583	6,443,435
Total finite-lived intangibles (weighted average life of 12 years)	$6,888,373	$—	$(2,882)	$3,583	$6,889,074
Total other intangibles	$6,891,373	$—	$(2,882)	$3,583	$6,892,074

Accumulated amortization:	Balance as of December 31, 2020	Amortization	Impairments	Effect of Currency Translation	Balance as of March 31, 2021
Finite-lived intangibles:
Licenses	$(415,193)	$(1,293)	$—	$—	$(416,486)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(3,728,963)	(93,837)	—	(2,390)	(3,825,190)
Total other intangibles	$(4,150,565)	$(95,130)	$—	$(2,390)	$(4,248,085)
Net other intangibles	$2,740,808				$2,643,989
Amortization expense for the three months ended March 31, 2021 and 2020 totaled $95.1 million and $117.2 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2020 is as follows (in thousands):

2021	$373,653
2022	$358,856
2023	$315,448
2024	$280,394
2025	$258,643

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
The discounted cash flow models are dependent upon our estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, operating margins, discount rates and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows are determined depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2021 and 2020, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended March 31,
	2021	2020
Goodwill impairment charges	$—	$32,786
Other intangible asset impairment charges	$2,882	$63,751
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
NOTE 10. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At March 31, 2021, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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

The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	March 31, 2021	December 31, 2020	$ Change	% Change
Contract assets, net (1)	$13,025	$13,525	$(500)	(4)%
Contract liabilities, net (2)	$5,887	$6,028	$(141)	(2)%
__________
(1)At March 31, 2021 and December 31, 2020, approximately $3.0 million and $3.2 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both March 31, 2021 and December 31, 2020, approximately $1.4 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the three months ended March 31, 2021, approximately $0.1 million of revenue was recognized that was included in the contract liability balance at December 31, 2020.
During the three months ended March 31, 2021, we recognized revenue of $13.6 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts payable	$104,524	$94,408
Returns and allowances	209,194	207,916
Rebates	128,526	126,644
Chargebacks	2,199	2,177
Accrued interest	125,074	98,105
Accrued payroll and related benefits	101,658	130,092
Accrued royalties and other distribution partner payables	55,632	59,745
Acquisition-related contingent consideration—current	6,861	8,566
Other	121,737	108,287
Total	$855,405	$835,940

NOTE 12. DEBT
The following table presents information about the Company’s total indebtedness at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021			December 31, 2020
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	172,048	172,048	5.75%	172,048	172,048
5.375% Senior Notes due 2023	5.62%	6,127	6,102	5.62%	6,127	6,098
6.00% Senior Notes due 2023	6.28%	56,436	56,097	6.28%	56,436	56,063
5.875% Senior Secured Notes due 2024	6.14%	300,000	297,429	6.14%	300,000	297,267
6.00% Senior Notes due 2025	6.27%	21,578	21,396	6.27%	21,578	21,366
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,995,782	7.70%	2,015,479	1,995,142
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	932,620	9.68%	940,590	932,395
6.00% Senior Notes due 2028	6.11%	1,260,416	1,251,955	6.11%	1,260,416	1,251,725
6.125% Senior Secured Notes due 2029	6.34%	1,295,000	1,277,419	—%	—	—
Term Loan Facility	6.12%	2,000,000	1,958,822	5.21%	3,295,475	3,274,330
Revolving Credit Facility	2.63%	300,000	300,000	2.69%	300,000	300,000
Total long-term debt, net		$8,375,968	$8,277,964		$8,376,443	$8,314,728
Less current portion, net		200,342	200,342		34,150	34,150
Total long-term debt, less current portion, net		$8,175,626	$8,077,622		$8,342,293	$8,280,578
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at March 31, 2021. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027, (iii) the 6.125% Senior Secured Notes due 2029 and (iv) the Credit Agreement and related loan documents are secured on a pari passu basis by a perfected first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $8.4 billion and $8.4 billion at March 31, 2021 and December 31, 2020, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
Following the March 2021 Refinancing Transactions (as defined and further described below), the Company and certain of its subsidiaries are party to a credit agreement (as amended and/or restated from time to time, the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $695.5 million of remaining credit is available under the Revolving Credit Facility as of March 31, 2021. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement contains affirmative and negative covenants that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restricted payments, investments and transactions with the Company’s affiliates. As of March 31, 2021 and December 31, 2020, we were in compliance with all such covenants.

The commitments under the Revolving Credit Facility generally mature as follows: (i) approximately $76.0 million in April 2022 (provided however that such amounts will generally mature in October 2021 if the 7.25% Senior Notes due 2022 and the 5.75% Senior Notes due 2022 are not each refinanced or repaid in full prior to the date that is 91 days prior to their January 15, 2022 maturity dates), (ii) approximately $248.7 million in March 2024 and (iii) approximately $675.3 million in March 2026. Principal payments on the Term Loan Facility equal to 0.25% of the initial $2,000.0 million principal amount are generally payable quarterly, beginning on June 30, 2021 and extending until the Term Loan Facility’s ultimate maturity date in 2028 (which may spring to an earlier date as described below), at which time the remaining principal amount outstanding will be payable. The maturity date of the Term Loan Facility will be accelerated to: (i) December 2026 if the 7.50% Senior Secured Notes due 2027 have not been repaid or refinanced prior to the date that is 91 days prior to their April 1, 2027 maturity date and the related principal amount of such notes outstanding on such date is at least $500.0 million or (ii) May 2027 if the 9.50% Senior Secured Second Lien Notes due 2027 have not been repaid or refinanced prior to the date that is 91 days prior to their July 31, 2027 maturity date and the related principal amount of such notes outstanding on such date is at least $500.0 million.
Borrowings under the Revolving Credit Facility bear interest, at the borrower’s election, at a rate equal to (i) an applicable margin between 1.50% and 3.00% depending on the Company’s Total Net Leverage Ratio plus London Interbank Offered Rate (LIBOR) or (ii) an applicable margin between 0.50% and 2.00% depending on the Company’s Total Net Leverage Ratio plus the Alternate Base Rate (as defined in the Credit Agreement). In addition, borrowings under our Term Loan Facility bear interest, at the borrower’s election, at a rate equal to (i) 5.00% plus LIBOR, subject to a LIBOR floor of 0.75%, or (ii) 4.00% plus the Alternate Base Rate, subject to an Alternate Base Rate floor of 1.75%.
Senior Notes and Senior Secured Notes
Following the March 2021 Refinancing Transactions, our various senior notes and senior secured notes mature between 2022 and 2029. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Until a date specified in each indenture (the Non-Call Period), the notes may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in each indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date. As of March 31, 2021, the Non-Call Period has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027, the 6.00% Senior Notes due 2028 and the 6.125% Senior Secured Notes due 2029.
•After the Non-Call Period specified in each indenture, the notes may be redeemed, in whole or in part, at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for each of our notes vary over time. The redemption prices pursuant to this clause range from 100.000% to 107.125% of principal at March 31, 2021; however, these redemption prices generally decrease to 100% of the principal amount of the applicable notes over time as the notes approach maturity pursuant to a step-down schedule set forth in each of the indentures.
•Until a date specified in each indenture, the notes may be redeemed, in part (up to 35% or 40% of the principal amount outstanding as specified in each indenture), with the net cash proceeds from specified equity offerings at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. As of March 31, 2021, this clause has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027, the 6.00% Senior Notes due 2028 and the 6.125% Senior Secured Notes due 2029, for which the specified redemption premiums are 107.500%, 109.500%, 106.000% and 106.125%, respectively.
We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
The indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain affirmative and negative covenants that the Company believes to be customary for similar indentures. Under these indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. At March 31, 2021 and December 31, 2020, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes. In addition, pursuant to the terms of the indentures governing certain of our senior unsecured notes, the restricted subsidiaries of Endo International plc, whose assets comprise substantially all of the Company’s consolidated total assets after intercompany eliminations, are subject to various restrictions limiting their ability to transfer assets in excess of certain thresholds to Endo International plc.

Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the three months ended March 31, 2021 or the year ended December 31, 2020. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2020, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
June 2020 Refinancing
In June 2020, the Company executed certain transactions (the June 2020 Refinancing Transactions) that included, among other things, the exchanges by certain of the Company’s wholly-owned subsidiaries of certain series of senior notes for certain newly issued senior secured notes and senior notes and $47.2 million in cash paid by the Company. The June 2020 Refinancing Transactions were accounted for as debt modifications. Following the June 2020 Refinancing Transactions, previously deferred and unamortized amounts associated with the old notes exchanged are now being amortized over the respective terms of the new notes. In connection with the June 2020 Refinancing Transactions, we incurred fees to third parties of approximately $31.1 million, substantially all of which were charged to expense during the second quarter of 2020 and were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
August 2020 Tender Offer
In August 2020, the Company repurchased and retired approximately $10 million aggregate principal of 5.75% Senior Notes due 2022 pursuant to a tender offer (the August 2020 Tender Offer).
March 2021 Refinancing
In March 2021, the Company executed certain transactions (the March 2021 Refinancing Transactions) that included:
•refinancing in full its previously-existing term loans, which had approximately $3,295.5 million of principal outstanding immediately before refinancing (the Existing Term Loans), with the proceeds from: (i) a new $2,000.0 million term loan (the Term Loan Facility) and (ii) $1,295.0 million of newly issued 6.125% Senior Secured Notes due 2029 (collectively, the Term Loan Refinancing);
•extending the maturity of approximately $675.3 million of existing revolving commitments under the Revolving Credit Facility to March 2026; and
•making certain other modifications to the credit agreement that was in effect immediately prior to the March 2021 Refinancing Transactions (the Prior Credit Agreement).
The changes to the Credit Facilities and the Prior Credit Agreement were effected pursuant to an amendment and restatement agreement entered into by the Company in March 2021 (the Restatement Agreement), which amended and restated the Prior Credit Agreement (as amended and restated by the Restatement Agreement, the Credit Agreement), among the Endo International plc, certain of its subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender.
The 6.125% Senior Secured Notes due 2029 were issued in March 2021 in a private offering to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and outside the U.S. to non-U.S. persons in compliance with Regulation S under the Securities Act. These notes, along with the Company’s other first lien obligations, are secured on a pari passu basis by a perfected first priority lien on the collateral securing these notes. They are guaranteed on a senior secured basis by the Company and its subsidiaries that also guarantee the Credit Agreement. Interest on these notes is payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. These notes will mature on April 1, 2029 but may be redeemed earlier, in whole or in part, subject to limitations as described in the indenture.
The $2,000.0 million portion of the Term Loan Refinancing associated with the new term loan was accounted for as a debt modification, while the $1,295.0 million portion associated with the new notes issued was accounted for as an extinguishment. During the first quarter of 2021, in connection with the Term Loan Refinancing, $7.8 million of deferred and unamortized costs associated with the Existing Term Loans, representing the portion associated with the extinguishment, was charged to expense and included in the Loss on extinguishment of debt line item in the Condensed Consolidated Statements of Operations. The Company also incurred an additional $56.7 million of new costs and fees, of which: (i) $29.2 million and $17.6 million have been deferred to be amortized as interest expense over the terms of the Term Loan Facility and the newly issued 6.125% Senior Secured Notes due 2029, respectively; (ii) $6.0 million was considered debt extinguishment costs and was charged to expense in the first quarter of 2021 and included in the Loss on extinguishment of debt line item in the Condensed Consolidated Statements of Operations; and (iii) $3.9 million was considered debt modification costs and was charged to expense in the first quarter of 2021 and included in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations.
The Company also incurred $2.1 million of new costs and fees associated with the extension of the Revolving Credit Facility, which have been deferred and are being amortized as interest expense over the new term of the Revolving Credit Facility.

Maturities
The following table presents, as of March 31, 2021, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2020 (in thousands):

Maturities (1)
2021	$15,000
2022 (2)	$223,142
2023	$82,563
2024 (2)	$394,600
2025	$41,578
__________
(1)Per the terms of the Credit Agreement, certain amounts borrowed pursuant to the Credit Facilities could mature prior to their scheduled maturity date if certain of our senior notes are not refinanced or repaid prior to the date that is 91 days prior to the respective stated maturity dates thereof. Accordingly, we may seek to repay or refinance certain senior notes prior to their stated maturity dates or otherwise may be required to repay certain amounts borrowed pursuant to the Credit Facilities prior to their scheduled maturity dates. The amounts in this maturities table represent the originally scheduled maturity dates and do not reflect any potential early repayments or refinancings. For additional information, refer to the discussion above under the heading “Credit Facilities.”
(2)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at March 31, 2021, $22.8 million will mature in 2022 and $74.6 million will mature in 2024, with the remainder maturing in 2026.
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
As of March 31, 2021, our accrual for loss contingencies totaled $327.9 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of March 31, 2021, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets.
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

Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 71,000 filed and unfiled U.S. mesh claims as of March 31, 2021. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the QSFs and mesh liability accrual balances during the three months ended March 31, 2021 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2020	$126,998	$330,921
Additional charges	—	—
Cash contributions to Qualified Settlement Funds	2,000	—
Cash distributions to settle disputes from Qualified Settlement Funds	(17,853)	(17,853)
Cash distributions to settle disputes	—	(3,734)
Other (1)	8	(255)
Balance as of March 31, 2021	$111,153	$309,079
__________
(1)Amounts deposited in the QSFs may earn interest, which is generally used to pay administrative costs of the funds and is reflected in the table above as an increase to the QSF and Mesh Liability Accrual balances. Any interest remaining after all claims have been paid will generally be distributed to the claimants who participated in that settlement. Also included within this line are foreign currency adjustments for settlements not denominated in U.S. dollars.
Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
As of March 31, 2021, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $111.2 million of which remains in the QSFs as of March 31, 2021. We currently expect to fund all of the remaining payments under all previously executed settlement agreements during 2021. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
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
We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. The earliest trial is currently scheduled for July 2021; however, the timing of trials is uncertain due to the impact of COVID-19 and other factors.
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

Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and Endo Ventures Limited, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of April 29, 2021, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,900 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 300 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 190 cases filed by individuals. Certain of the cases have been filed as putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids, an action filed by the City of Grand Prairie, Alberta, and The Corporation of the City of Brantford, Ontario, on behalf of a proposed class of all local or municipal governments in Canada, as well as three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
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
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. Other cases are pending in various federal or state courts. The cases are at various stages in the litigation process. The first MDL trial, relating to the claims of two Ohio counties (Track One plaintiffs), was set for October 2019 but did not go forward after most defendants settled. EPI, EHSI, PPI and PPCI executed a settlement agreement with the Track One plaintiffs in September 2019 which provided for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. Under the settlement agreement, the Track One plaintiffs may be entitled to additional payments in the event of a comprehensive resolution of government-related opioid claims. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries. In February 2021, the MDL court declined to certify a proposed class of legal guardians of children born with neonatal abstinence syndrome; plaintiffs filed a motion for reconsideration, which was denied.
A trial began in April 2021 in The People of the State of California v. Purdue Pharma L.P., et al., a case pending in Superior Court in Orange County, California. The next trial is currently scheduled to begin in June 2021 in New York state court, and other cases have also been set for trial in various courts around the country. Trials may occur earlier or later than currently scheduled, as timing remains uncertain due to the impact of COVID-19 and other factors.
In April 2021, the court in Staubus, et al. v Purdue Pharma, L.P., et al., a case filed by three district attorneys general and an individual in the Circuit Court for Sullivan County, Tennessee, issued an order granting a default judgment on liability against EPI and EHSI and awarding the plaintiffs fees and costs relating to certain discovery issues. The plaintiffs assert claims under the Tennessee Drug Dealer Liability Act (DDLA), which provides for the recovery of economic damages, non-economic damages, exemplary damages, reasonable attorney fees and costs of suit. The district attorneys general claim to be seeking economic damages of approximately $2.4 billion, as well as other relief, on behalf of nine counties in eastern Tennessee and certain municipalities within those counties. Also in April 2021, on the day before issuing the default judgment order, the court issued a separate order (i) denying the defendants’ motion to dismiss the district attorneys general from the case in light of a December 2020 Tennessee Supreme Court ruling that district attorneys general lack standing to sue under the DDLA, (ii) allowing seven counties to be substituted into the case as plaintiffs, and (iii) providing a period of thirty days for other counties and municipalities on whose behalf the district attorneys general had sued to join the lawsuit. The plaintiffs subsequently notified the court that two additional counties and several municipalities have elected to substitute into the case as plaintiffs; the plaintiffs also requested a short extension of time for other municipalities to make their elections. The court’s default judgment order is limited to the issue of liability. The court has not made any determination on the issue of damages and has scheduled a jury trial on damages to begin in July 2021. In May 2021, EPI and EHSI filed a notice of appeal and in the alternative a petition seeking appellate review of the court’s default judgment order, a petition seeking appellate review of the court’s substitution order, and a motion to stay further proceedings in the trial court pending resolution of appellate proceedings. In addition, EPI and EHSI previously filed a motion for summary judgment on the government plaintiffs’ claims that relates in part to damages; that motion remains pending. At this time, the Company does not believe that a loss is probable, nor can it estimate the range of possible loss, if any, associated with the case.

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
We will continue to vigorously defend the foregoing matters, including but not limited to the Staubus matter, and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including third party payers pursuing class action claims, have appealed the dismissal orders to the U.S. Court of Appeals for the Eleventh Circuit. In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI is not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. Defendants, including PPI, filed motions to dismiss the amended complaints in March 2021.
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

Beginning in February 2009, the U.S. Federal Trade Commission (FTC) and certain private plaintiffs sued our subsidiaries PPCI (since June 2016, EGHI) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. In November 2019, PPI and PPCI entered into settlement agreements with all but one of the remaining plaintiffs in the MDL; a settlement with that remaining plaintiff was reached in April 2021. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of liability or fault. Separately, in August 2019, several alleged direct purchasers filed suit in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. In January 2020, the U.S. District Court for the Eastern District of Pennsylvania denied defendants’ motion to transfer venue to the Northern District of Georgia.
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
Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In October 2019, the defendants filed various motions to dismiss and, in the alternative, moved to transfer the litigation to the U.S. District Court for the District of Delaware. In August 2020, the Southern District of New York granted the motion to transfer without ruling on the motions to dismiss. In January 2021, the defendants filed motions to dismiss in the District of Delaware, which remain pending.
Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and federal antitrust laws in connection with the settlement of certain patent litigations concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; there is also a non-class action suit. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the complaints.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constitutes unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally seeks injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss.
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

Securities Litigation
In February 2017, a putative class action entitled Public Employees’ Retirement System of Mississippi v. Endo International plc was filed in the Court of Common Pleas of Chester County, Pennsylvania by an institutional purchaser of shares in our June 2, 2015 public offering. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against us, certain of our current and former directors and officers, and the underwriters who participated in the offering, based on certain disclosures about Endo’s generics business. In June 2019, the parties entered into a settlement providing for, among other things, a $50 million payment to the investor class in exchange for a release of their claims. In December 2019, the court denied a petition to intervene filed by the then-lead plaintiff in the Pelletier litigation described below, and granted final approval of the settlement. The Company’s insurers funded the settlement in 2019. In December 2019, the putative intervenor appealed the denial of its petition to intervene and the final approval order to Pennsylvania Superior Court. In March 2021, the appeal was dismissed with the consent of the putative intervenor, and the settlement is now final.
In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the pricing of various generic pharmaceutical products. In June 2018, the court appointed Park Employees’ and Retirement Board Employees’ Annuity Benefit Fund of Chicago lead plaintiff in the action. In September 2018, the defendants filed a motion to dismiss, which the court granted in part and denied in part in February 2020. In particular, the court granted the motion and dismissed the claims with prejudice insofar as they were based on an alleged price-fixing conspiracy; the court otherwise denied the motion to dismiss, allowing other aspects of the lead plaintiff’s claims to proceed. In June 2020, the lead plaintiff moved for class certification. In February 2021, the court replaced the existing lead plaintiff with the Bucks County Employees’ Retirement Fund, appointed Alexandre Pelletier, Nathan Dole and Wayne Wingard as co-lead plaintiffs and ordered supplemental briefing on class certification. The court granted Wingard’s motion to withdraw as a co-lead plaintiff in April 2021. The motion for class certification remains pending.
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. The lead plaintiff filed an amended complaint in November 2020. In January 2021, the defendants filed a motion to dismiss, which remains pending.
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
NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)
During the three months ended March 31, 2021 and 2020, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at March 31, 2021 and December 31, 2020 consist of Foreign currency translation loss.
NOTE 15. SHAREHOLDERS' DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders' deficit for the three months ended March 31, 2021 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, DECEMBER 31, 2020	$49	$23	$8,938,012	$(9,368,270)	$(217,753)	$(647,939)
Net income	—	—	—	41,524	—	41,524
Other comprehensive income	—	—	—	—	1,692	1,692
Compensation related to share-based awards	—	—	9,993	—	—	9,993
Exercise of options	—	—	622	—	—	622
Tax withholding for restricted shares	—	—	(4,863)	—	—	(4,863)
Other	(2)	—	—	—	—	(2)
BALANCE, MARCH 31, 2021	$47	$23	$8,943,764	$(9,326,746)	$(216,061)	$(598,973)

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
Share-Based Compensation
The Company recognized share-based compensation expense of $10.0 million and $17.6 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $36.1 million.
As of March 31, 2021, the weighted average remaining requisite service period for non-vested stock options was 0.4 years and for non-vested restricted stock units was 1.8 years.
NOTE 16. OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss (gain) on sale of business and other assets (1)	$355	$(8,192)
Foreign currency loss (gain), net (2)	1,385	(5,639)
Net loss from our investments in the equity of other companies (3)	151	249
Other miscellaneous, net	(979)	(392)
Other expense (income), net	$912	$(13,974)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 17. INCOME TAXES
The following table displays our Income from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Income from continuing operations before income tax	$47,783	$21,249
Income tax expense (benefit)	$724	$(136,332)
Effective tax rate	1.5%	(641.6)%
The change in Income tax expense (benefit) for the three months ended March 31, 2021 compared to the prior year period primarily relates to the 2020 discrete tax benefit for the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as discussed below, and changes in the geographic mix of pre-tax earnings.

The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of March 31, 2021. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
On March 27, 2020, the CARES Act was enacted by the U.S. government in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the three months ended March 31, 2020, the Company recorded a discrete tax benefit in continuing operations of $137.3 million as a result of the change in the NOL carryback period.
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
In connection with the IRS’s examination of our 2015 Return, on December 31, 2020, the IRS issued a Technical Advice Memorandum (TAM) that we previously disclosed we were expecting to receive regarding the portion of our 2015 NOL that qualifies as a specified product liability loss (SLL). The TAM concurred in part with our positions on the 2015 Return but disagreed with our position that the AMS worthless stock loss qualifies as an SLL. On April 23, 2021, we received draft NOPAs from the IRS consistent with the TAM. As of the date of this filing, we are in the process of reviewing and discussing the draft NOPAs with the IRS. Although the amount of adjustments that may be asserted by the IRS in the final NOPAs is not known at this time, if the IRS’s position is sustained in whole or in part, we could be required to repay with interest a portion of the $760 million tax refund we disclosed in our 2016 Annual Report on Form 10-K. This result could have a material adverse effect on our business, financial condition, results of operations and cash flows. We disagree with the IRS’s position in the TAM and the draft NOPAs regarding the AMS worthless stock loss and, if necessary, intend to contest the proposed adjustments. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
NOTE 18. NET INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations	$47,059	$157,581
Loss from discontinued operations, net of tax	(5,535)	(27,651)
Net income	$41,524	$129,930
Denominator:
For basic per share data—weighted average shares	230,551	227,198
Dilutive effect of ordinary share equivalents	8,120	5,816
For diluted per share data—weighted average shares	238,671	233,014
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

For the three months ended March 31, 2021, aggregate stock options and stock awards of 3.7 million and 0.1 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive. For the three months ended March 31, 2020, aggregate stock options and stock awards of 7.2 million and 3.3 million, respectively, were excluded from the diluted share calculation because their effect would have been anti-dilutive.
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations are primarily due to (1) the timing of new product launches, (2) purchasing patterns of our customers, (3) market acceptance of our products, (4) the impact of competitive products and products we recently acquired, (5) pricing of our products, (6) the timing of mergers, acquisitions, divestitures and other related activity, (7) other actions taken by the Company which may impact the availability of our products and (8) more recently, the impact of COVID-19. These fluctuations are also attributable to charges incurred for compensation related to share-based payments, amortization of intangible assets, asset impairment charges, charges related to litigation, restructuring charges and certain upfront, milestone and other payments made or accrued pursuant to acquisition or licensing agreements. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
•In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Many countries and localities announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, suspending all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place orders (subject to limited exceptions). Since then, developments have evolved rapidly and are likely to continue to do so. While there has been loosening of restrictions, an increase in diagnosed cases may lead to the reinstatement of various restrictions. The impact on our results from COVID-19 and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations. The extent to which COVID-19 will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. In addition, the impacts from COVID-19 on our consolidated results and the results of our business segments to date may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for any future periods. COVID-19 could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.
•In June 2020, we completed a series of financing transactions, collectively referred to herein as the June 2020 Refinancing Transactions, which are further discussed in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
•In December 2020, we completed our acquisition of BioSpecifics Technologies Corp (BioSpecifics). Prior to this acquisition, we had a strategic relationship with BioSpecifics since 2004 pursuant to which BioSpecifics was, among other things, entitled to a royalty stream from us related to our collagenase-based therapies, including XIAFLEX® and QWO® (collagenase clostridium histolyticum-aaes). Subsequent to the acquisition, BioSpecifics became our wholly-owned consolidated subsidiary. As a result, beginning in December 2020, the BioSpecifics acquisition had the effect of reducing royalty payments recognized in Cost of revenues.

•In March 2021, we completed a series of financing transactions, collectively referred to herein as the March 2021 Refinancing Transactions, which are further discussed in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In July 2020, we received FDA approval for QWO® for the treatment of moderate to severe cellulite in the buttocks of adult women. During 2020, we put in place a U.S. aesthetics commercial team and the capabilities that enabled us to launch QWO® in March 2021.
COVID-19 Update and Other Key Trends
We are closely monitoring the impact of COVID-19 on all aspects of our business, the pharmaceutical industry and the economy as a whole, including how it has and will continue to impact our workforce, our customers and the patients they serve, our manufacturing and supply chain operations, our research and development (R&D) programs and regulatory approval processes and our liquidity and access to capital. In addition to our existing business continuity plans, our Senior Executive Team has developed and implemented a range of proactive measures to address the risks, uncertainties and operational challenges associated with COVID-19. We continue to closely monitor the rapidly evolving situation and implement plans intended to limit the impact of COVID-19 on our business so that we can continue to produce the critical care medicines that hospitals and healthcare providers need to treat patients, including those with COVID-19. Actions we have taken to date and expected key trends are further described below.
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
Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. Beginning in late first-quarter 2020 and into early second-quarter 2020, we experienced an increase in sales volumes for some of our critical care products, including VASOSTRICT®. These higher volumes resulted from significant channel inventory stocking of these products in anticipation of treating certain patients infected with COVID-19 including, in the case of VASOSTRICT®, for the treatment of patients with vasodilatory shock. This increase in sales volume was followed by significant inventory destocking for the remainder of the second quarter of 2020. Sales volumes returned toward pre-COVID-19 levels during the third quarter of 2020; however, during the fourth quarter of 2020 and continuing into the first quarter of 2021, we again experienced increased sales volumes based on a resurgence of COVID-19 cases in certain parts of the U.S. Additionally, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. Since then, sales volumes for these products have been recovering toward pre-COVID-19 levels as physician office activity and patient office visits have increased. Future changes in the COVID-19 pandemic could further impact future revenues for these and/or other products.
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

Clinical and Development Programs. We have a number of ongoing clinical trials. We are committed to the safety of our patients, employees and others involved in these trials. We are monitoring COVID-19 closely and continue to partner with the FDA on our ongoing clinical trials, regulatory applications and other R&D activities. Based on an assessment of our R&D programs, including our clinical trials, we have developed a plan and timeline for each study in order to enhance communication with patients, sites and vendors. To date, the impacts of COVID-19 have resulted in modest delays and could continue to cause delays to certain of our clinical trials and product development and commercialization programs, including obtaining adequate patient enrollment, receiving regulatory approvals and successfully bringing product candidates to market. Additionally, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we moved the product launch of QWO® to spring 2021.
Key Trends. Since the first quarter of 2020, we, and our industry as a whole, have been impacted by COVID-19 and may experience an impact going forward. The most significant trends we face as a result of the COVID-19 pandemic include: (i) decreases in demand for certain of our physician administered products due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic, (ii) potential temporary decreases to the supply of certain of our products due to modified production schedules to safely maintain operations in response to COVID-19 and other factors including, without limitation, workforce availability, (iii) potential idle capacity charges based on implementation of certain of the policies described above at our manufacturing facilities and (iv) potential delays in our ability to launch some new products due to production prioritization and economic conditions and other factors outside of our control.
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
•For the full year 2021, we expect an increase in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2020, primarily driven by increased revenues of XIAFLEX®. This expected increase in XIAFLEX® revenues is primarily driven by an anticipated increase in demand driven by our investments in and promotional efforts behind this product. Additionally, we expect physician office activity and patient office visits to increase in 2021 compared to 2020. We also launched QWO® in March 2021, which we expect will contribute to the overall increase in Branded Pharmaceuticals segment revenues in 2021.
•For the full year 2021, we expect revenues from the Established Products portfolio of our Branded Pharmaceuticals segment and from our Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals segments to decline as compared to 2020, primarily driven by competitive pressures impacting these product portfolios.
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Total revenues, net	$717,919	$820,405	(12)%
Cost of revenues	305,293	388,799	(21)%
Gross margin	$412,626	$431,606	(4)%
Gross margin percentage	57.5%	52.6%
Selling, general and administrative	$187,174	$166,768	12%
Research and development	29,739	31,615	(6)%
Litigation-related and other contingencies, net	637	(17,176)	NM
Asset impairment charges	3,309	97,785	(97)%
Acquisition-related and integration items, net	(5,022)	12,462	NM
Interest expense, net	134,341	132,877	1%
Loss on extinguishment of debt	13,753	—	NM
Other expense (income), net	912	(13,974)	NM
Income from continuing operations before income tax	$47,783	$21,249	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Total revenues, net. Total revenues for the three months ended March 31, 2021 decreased as compared to the prior year period as revenue increases from VASOSTRICT® and the Specialty Products portfolio of our Branded Pharmaceuticals segment were more than offset by revenue declines from our Generic Pharmaceuticals and International Pharmaceuticals segments, the Established Products portfolio of our Branded Pharmaceuticals segment and certain products in our Sterile Injectables segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three months ended March 31, 2021 and 2020, we incurred certain charges that impact the comparability of total Cost of revenues, including those related to amortization expense and continuity and separation benefits and other cost reduction initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of intangible assets (1)	$95,130	$117,237
Continuity and separation benefits and other cost reduction initiatives (2)	$15,296	$6,238
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease during the three months ended March 31, 2021 was primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets previously put into service.
(2)Amounts primarily relate to certain employee separation, continuity and other benefit-related costs, charges to increase excess inventory reserves and accelerated depreciation charges. For further discussion of our material restructuring initiatives, including a discussion of related charges and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The decrease in Cost of revenues for the three months ended March 31, 2021 was primarily due to decreased revenues, decreased amortization expense and favorable changes in product mix as described below, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives.
Gross margin percentage increased for the three months ended March 31, 2021 as a result of favorable changes in product mix and decreased amortization expense, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives. The favorable change in product mix for the three months ended March 31, 2021 primarily resulted from increased VASOSTRICT® revenues and decreased Generic Pharmaceuticals segment revenues.
Additionally, as further discussed above, beginning in December 2020, the BioSpecifics acquisition had the effect of reducing royalty payments recognized in Cost of revenues.
Selling, general and administrative expenses. The increase for the three months ended March 31, 2021 was primarily due to increased costs associated with our commercial launch of QWO®, our investment and promotional efforts behind XIAFLEX® and certain legal matters, as well as a higher branded prescription drug fee, partially offset by decreased long-term incentive compensation costs.
Additionally, Selling, general and administrative expenses have been and may in the future be impacted by the 2020 Restructuring Initiative. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of this initiative, including the related charges and expected future charges.
We expect Selling, general and administrative expenses to increase as compared to amounts in 2020, primarily as a result of increased costs associated with our commercial launch of QWO®, significantly increased investment and promotional efforts behind XIAFLEX® and increased legal costs associated with certain matters.
R&D expenses. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs and can also vary in periods in which we incur significant upfront or milestone charges related to agreements with third parties.
Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO®, which was approved by the FDA for the treatment of moderate to severe cellulite in the buttocks of adult women in July 2020. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis, which are continuing to progress. We also expect to continue to focus investments in ready-to-use and other product candidates in our Sterile Injectables segment, potentially including license and commercialization agreements such as our Nevakar, Inc. agreement. In 2019, Endo initiated an open-label Phase 1 pharmacokinetic (PK) study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype. Based on the study results, we were issued two new patents by the U.S. Patent and Trademark Office (PTO), both of which expire in 2040. Endo also submitted a Prior Approval Supplement (PAS) application for VASOSTRICT® to the FDA, which was subsequently accepted by the agency and is under review. The timing and outcome of the FDA’s review of the PAS application are within the FDA’s discretion. As our development programs progress, it is possible that our R&D expenses could increase.

The decrease in R&D expense for the three months ended March 31, 2021 was primarily driven by decreased costs associated with our Generic Pharmaceuticals segment, certain post-marketing R&D commitments and our development programs for QWO®, partially offset by increased costs associated with our Sterile Injectables segment and our XIAFLEX® development programs.
Additionally, R&D expenses have been and may in the future be impacted by the 2020 Restructuring Initiative. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of this initiative, including the related charges and expected future charges.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Goodwill impairment charges	$—	$32,786
Other intangible asset impairment charges	2,882	63,751
Property, plant and equipment impairment charges	427	1,248
Total asset impairment charges	$3,309	$97,785
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
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net (benefit) expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 6. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$134,697	$136,373
Interest income	(356)	(3,496)
Interest expense, net	$134,341	$132,877
The decrease in interest expense for the three months ended March 31, 2021 was primarily attributable to decreases to LIBOR that impacted our variable-rate debt and the reductions to the amount of our indebtedness associated with the June 2020 Refinancing Transactions, partially offset by the increases to the weighted average interest rate applicable to: (i) our notes following the June 2020 Refinancing Transactions and (ii) our Term Loan Facility following the March 2021 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions. Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Loss on extinguishment of debt. The amount during the three months ended March 31, 2021 relates to the March 2021 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.

Other expense (income), net. The components of Other expense (income), net for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss (gain) on sale of business and other assets	$355	$(8,192)
Foreign currency loss (gain), net	1,385	(5,639)
Net loss from our investments in the equity of other companies	151	249
Other miscellaneous, net	(979)	(392)
Other expense (income), net	$912	$(13,974)
For additional information on the components of Other expense (income), net, refer to Note 16. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense (benefit). The following table displays our Income from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Income from continuing operations before income tax	$47,783	$21,249
Income tax expense (benefit)	$724	$(136,332)
Effective tax rate	1.5%	(641.6)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in Income tax expense (benefit) for the three months ended March 31, 2021 compared to the prior year period primarily relates to the 2020 discrete tax benefit for the CARES Act and changes in the geographic mix of pre-tax earnings.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of March 31, 2021. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
During the third quarter of 2020, the IRS opened an examination into certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2016 and December 31, 2018. The IRS will likely examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examinations. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate. See the risk factor “The IRS and other taxing authorities may continue to challenge our tax positions and we may not be able to successfully maintain such positions” in Part I, Item 1A of this report for more information.
For additional information on our income taxes, including information about the impact of the CARES Act, see Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Litigation-related and other contingencies, net	$—	$30,454
Loss from discontinued operations before income taxes	$(6,221)	$(33,517)
Income tax benefit	$(686)	$(5,866)
Discontinued operations, net of tax	$(5,535)	$(27,651)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three months ended March 31, 2021 and 2020 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Refer to Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further details regarding our reportable segments and Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance), as well as reconciliations of Total consolidated income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax.
We refer to Segment adjusted income from continuing operations before income tax, a financial measure not defined by U.S. GAAP, in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. For instance, we believe that this measure facilitates internal comparisons to our historical operating results and comparisons to competitors’ results. We believe this measure is useful to investors in allowing for greater transparency related to supplemental information used in our financial and operational decision-making. Further, we believe that Segment adjusted income from continuing operations before income tax may be useful to investors as we are aware that certain of our significant shareholders utilize Segment adjusted income from continuing operations before income tax to evaluate our financial performance. Finally, Segment adjusted income from continuing operations before income tax is utilized in the calculation of other financial measures not determined in accordance with U.S. GAAP that are used by the Compensation & Human Capital Committee of the Company’s Board in assessing the performance and compensation of substantially all of our employees, including our executive officers.
There are limitations to using financial measures such as Segment adjusted income from continuing operations before income tax. Other companies in our industry may define Segment adjusted income from continuing operations before income tax differently than we do. As a result, it may be difficult to use Segment adjusted income from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Segment adjusted income from continuing operations before income tax is not intended to represent cash flow from operations as defined by U.S. GAAP and should not be used as an indicator of operating performance, a measure of liquidity or as alternative to net income, cash flows or any other financial measure determined in accordance with U.S. GAAP. We compensate for these limitations by providing, in Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1, reconciliations of Total consolidated income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax.
Revenues, net. The following table displays our revenue by reportable segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Branded Pharmaceuticals	$206,635	$204,073	1%
Sterile Injectables	308,745	336,390	(8)%
Generic Pharmaceuticals	180,873	251,283	(28)%
International Pharmaceuticals (1)	21,666	28,659	(24)%
Total net revenues from external customers	$717,919	$820,405	(12)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Specialty Products:
XIAFLEX®	$95,270	$89,072	7%
SUPPRELIN® LA	28,028	19,720	42%
Other Specialty (1)	20,032	25,505	(21)%
Total Specialty Products	$143,330	$134,297	7%
Established Products:
PERCOCET®	$25,625	$27,703	(8)%
TESTOPEL®	11,189	8,192	37%
Other Established (2)	26,491	33,881	(22)%
Total Established Products	$63,305	$69,776	(9)%
Total Branded Pharmaceuticals (3)	$206,635	$204,073	1%
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray and AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for the three months ended March 31, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
Specialty Products
The increase in XIAFLEX® revenues for the three months ended March 31, 2021 was primarily attributable to increased price and demand-related volume, partially offset by inventory destocking as compared to the first quarter of 2020.
The increase in SUPPRELIN® LA revenues for the three months ended March 31, 2021 was primarily attributable to increased volumes, partially offset by decreased price.
The decrease in Other Specialty Products revenues for the three months ended March 31, 2021 was primarily attributable to decreased price and volumes.
Refer to the “COVID-19 Update and Other Key Trends” section above for additional discussion of the impacts of COVID-19 on our physician administered products.
Established Products
The decrease in PERCOCET® revenues for the three months ended March 31, 2021 was primarily attributable to volume decreases, partially offset by price increases.
The increase in TESTOPEL® revenues for the three months ended March 31, 2021 was primarily attributable to a temporary supply disruption in the first half of 2020, which was subsequently resolved in the third quarter of 2020.
The decrease in Other Established Products revenues for the three months ended March 31, 2021 was primarily attributable to price decreases as a result of ongoing competitive pressures and certain other factors, partially offset by net volume increases.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
VASOSTRICT®	$223,946	$202,904	10%
ADRENALIN®	29,437	56,512	(48)%
Other Sterile Injectables (1)	55,362	76,974	(28)%
Total Sterile Injectables (2)	$308,745	$336,390	(8)%
__________
(1)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the three months ended March 31, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.

The increase in VASOSTRICT® revenues for the three months ended March 31, 2021 was primarily attributable to price, as well as increased volumes resulting from the impacts of COVID-19 described above. Although there has been a resurgence of COVID-19 that is expected to continue in the coming months, we expect sales volumes to decrease toward pre-COVID-19 levels beginning in the second quarter of 2021 and continuing into the second half of 2021 to the extent hospitalizations related to COVID-19 decline.
As of March 31, 2021, we have 14 patents covering VASOSTRICT® listed in the Orange Book, including with respect to presentations that have not yet been commercialized, and additional patents pending with the PTO. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in significant reductions to our market share, revenues and cash flows, both in the short term and long term, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in ADRENALIN® revenues for the three months ended March 31, 2021 was primarily attributable to the impact of competitive entrants. The introduction of one or more additional competing versions of ADRENALIN® could result in further reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in Other Sterile Injectables revenues for the three months ended March 31, 2021 was primarily attributable to decreased volumes and price across multiple products within the product portfolio that have been impacted by competitive pressures.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the three months ended March 31, 2021 was primarily attributable to competitive pressures on certain generic products. Additionally, during the three months ended March 31, 2020, certain products in this segment experienced increases in revenues as a result of the COVID-19 pandemic that did not reoccur to the same extent during the three months ended March 31, 2021. These decreases were partially offset by increased revenues from certain recent product launches.
International Pharmaceuticals. The decrease in International Pharmaceuticals revenues for the three months ended March 31, 2021 was primarily attributable to competitive pressures in certain international markets and the impact of certain product discontinuation activities.
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax by reportable segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Branded Pharmaceuticals	$93,769	$98,422	(5)%
Sterile Injectables	$242,639	$263,896	(8)%
Generic Pharmaceuticals	$34,104	$57,327	(41)%
International Pharmaceuticals	$7,471	$14,197	(47)%
Branded Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2021 was primarily attributable to increased costs associated with our commercial launch of QWO® and our investment and promotional efforts behind XIAFLEX®, partially offset by the gross margin effect of increased revenues, as further described above, the reduction to royalty payments relating to the BioSpecifics acquisition and favorable changes in product mix.
When compared to 2020, we expect this segment’s 2021 Segment adjusted income from continuing operations before income tax to reflect increased gross margins as a result of both the increase in revenues described above and the reduction to royalty payments relating to the BioSpecifics acquisition as described above, partially offset by increased operating expenses, including increased costs associated with our commercial launch of QWO® and significantly increased investment and promotional efforts behind XIAFLEX®.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2021 was primarily attributable to the gross margin effect of the decreased revenues further described above, as well as increased costs associated with our R&D investments in this segment.

Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2021 was primarily attributable to the gross margin effects of the decreased revenues further described above.
International Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2021 was primarily attributable to the gross margin effects of the decreased revenues further described above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, mergers and acquisitions (such as the recent acquisition of BioSpecifics), contingent liabilities, debt service payments, income taxes and litigation-related matters, including in connection with vaginal mesh matters and other matters. The Company’s working capital was $1,099.7 million at March 31, 2021 compared to working capital of $1,159.4 million at December 31, 2020. The amounts at March 31, 2021 and December 31, 2020 include restricted cash and cash equivalents of $111.2 million and $127.0 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.
Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,427.8 million at March 31, 2021 compared to $1,213.4 million at December 31, 2020. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
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

Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of March 31, 2021, approximately $2.0 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $6.1 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at March 31, 2021. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement and the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain certain covenants. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all such covenants. We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional information about our indebtedness, including our debt refinancing transactions and information about covenants, maturities, interest rates, security and priority.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B3 with a stable outlook and B with a negative outlook, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at March 31, 2021 and December 31, 2020 are below (dollars in thousands):

	March 31, 2021	December 31, 2020
Total current assets	$2,495,231	$2,413,258
Less: total current liabilities	1,395,492	1,253,824
Working capital	$1,099,739	$1,159,434
Current ratio (total current assets divided by total current liabilities)	1.8:1	1.9:1
Net working capital decreased by $59.7 million from December 31, 2020 to March 31, 2021. This decrease was driven in part by the following activity during the three months ended March 31, 2021: (i) the reclassification of $180.3 million of debt maturing in January 2022 from noncurrent to current liabilities; (ii) the incurrence of costs and fees related to the March 2021 Refinancing Transactions, which are further described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report; and (iii) Capital expenditures, excluding capitalized interest, of $16.7 million. These decreases were partially offset by the favorable impact to net current assets resulting from operations during the three months ended March 31, 2021.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$243,840	$62,556
Investing activities	(17,048)	(15,963)
Financing activities	(47,350)	(14,483)
Effect of foreign exchange rate	399	(1,894)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$179,841	$30,216
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

The $181.3 million increase in Net cash provided by operating activities during the three months ended March 31, 2021 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations, as well as a decrease of approximately $44.0 million in cash outflows for certain mesh-related matters and a decrease of approximately $39.7 million in cash outflows for interest payments as a result of the timing and amounts of interest payments related to our indebtedness. We currently expect to fund all of the remaining payments under all previously executed settlement agreements during 2021, which could result in reductions to our operating cash flows. For additional information about mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Investing activities. The $1.1 million increase in Net cash used in investing activities during the three months ended March 31, 2021 compared to the prior year period was partially attributable to a decrease in Proceeds from sale of business and other assets, net of $3.3 million and certain other items, partially offset by a decrease in Capital expenditures, excluding capitalized interest of $2.9 million.
Financing activities. During the three months ended March 31, 2021, Net cash used in financing activities primarily related to the March 2021 Refinancing Transactions, including the payment of approximately $40.9 million of associated costs and fees. The remaining amount primarily related to Payments of tax withholding for restricted shares of $4.9 million.
During the three months ended March 31, 2020, Net cash used in financing activities related primarily to Repayments of term loans of $8.5 million and Payments of tax withholding for restricted shares of $4.4 million.
Contractual Obligations. As of March 31, 2021, there were no material changes in our contractual obligations from those disclosed in the Annual Report except for those related to the financing transactions described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
CRITICAL ACCOUNTING ESTIMATES
Significant changes to our critical accounting estimates since December 31, 2020 are detailed below. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of the Annual Report.
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

Additionally, as further discussed above under the heading “RESULTS OF OPERATIONS,” our Generic Pharmaceuticals segment and certain of the products in our Sterile Injectables segment are subject to risks and uncertainties related to future competition, including the potential introduction of generic versions of VASOSTRICT®. If actual results for these segments differ from our expectations, as a result of competition or otherwise, and/or if we make changes to our assumptions for these segments relating to competition or any other risks or uncertainties, the estimated future revenues and cash flows could be significantly reduced, which could ultimately result in asset impairment charges that may be material. As of March 31, 2021, the carrying amount of goodwill associated with our Sterile Injectables segment was approximately $2.7 billion.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as applicable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At March 31, 2021 and December 31, 2020, the aggregate principal amounts of such variable-rate indebtedness were $2,300.0 million and $3,595.5 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At March 31, 2021 and December 31, 2020, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $23.0 million and $36.0 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of March 31, 2021 and December 31, 2020, we had no other assets or liabilities with significant interest rate sensitivity.
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
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at March 31, 2021 and December 31, 2020. A 10% change at March 31, 2021 would have resulted in approximately $10 million in incremental foreign currency losses on such date. A 10% change at December 31, 2020 would have resulted in approximately $11 million in incremental foreign currency losses on such date.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Business Related Risks
Our business and financial condition may be adversely affected by legislation.
We cannot predict with any certainty how existing laws may be applied or how laws or legal standards may change in the future. Current or future legislation, whether state or federal, or in any of the non-U.S. jurisdictions with authority over our operations, may have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, the effect of Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (H.R. 6), enacted in October 2018, is still uncertain.
In addition, in April 2018, New York enacted a statute called the Opioid Stewardship Act (the Stewardship Act), which, among other things, provided for certain manufacturers and distributors of certain opioids in the state of New York (the Contributing Parties) to make payments to a newly created Opioid Stewardship Fund (the Fund). By its terms, the Stewardship Act required Contributing Parties to pay a combined total of up to $100 million annually into the Fund, with each Contributing Party’s share based on the total amount of morphine milligram equivalents (MME) of certain opioids sold or distributed by the Contributing Party in the state of New York during the preceding calendar year, subject to potential adjustments by the New York State Department of Health. Failure of a Contributing Party to make required reports or pay its ratable share, or a Contributing Party passing on the cost of its ratable share to a purchaser, could subject the Contributing Party to penalties. In December 2018, a federal district court struck down the Stewardship Act as unconstitutional. In September 2020, an appellate court reversed on procedural grounds the district court’s decision and a petition for rehearing of the appellate court decision was denied in December 2020. An amendment to the Stewardship Act made clear that the law applies only to New York opioid sales or distributions for calendar years 2017 and 2018. To the extent that further court decisions do not strike down the Stewardship Act and we are deemed to be a Contributing Party, we could face liability under the Stewardship Act but we believe any such liability would be one-time in nature because the liability would be retroactively imposed only on sales in 2017 and 2018. Additionally, other entities may attempt to seek reimbursement from Endo for payments made related to products manufactured by Endo and distributed in New York. Furthermore, the application of the Stewardship Act may require additional regulatory guidance, which could be substantially delayed, increasing the uncertainty as to the ultimate effect of the Stewardship Act on us. If we are ultimately deemed to be a Contributing Party under the Stewardship Act, or similar legislation that could be enacted by New York or other jurisdictions, compliance with those laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In October 2018, the Canadian province of British Columbia enacted a statute called the Opioid Damages and Health Care Costs Recovery Act, which allows the British Columbia government to file a direct action against opioid manufacturers and wholesalers to recover the health care costs it has incurred, and will incur, resulting from an “opioid-related wrong.” The statute defines “opioid-related wrong” to include any breach of a common law, equitable or statutory duty or obligation owed to persons in British Columbia who have been or might be exposed to an opioid product. The statute, among other effects, erases limitation periods for certain claims, reverses certain burdens of proof as to causation, allows the use of population-based evidence and restricts discovery of certain documents. Similar legislation has been enacted in other Canadian provinces including Alberta, Manitoba, Newfoundland and Labrador, Nova Scotia, Ontario, Prince Edward Island and Saskatchewan. It is possible that these statutes, or similar statutes enacted by other jurisdictions, and resultant litigation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In Canada, the prices of patented pharmaceutical products are subject to regulation by the Patented Medicine Prices Review Board (PMPRB). Under the Canadian Patent Act and Patented Medicines Regulations, patentees of inventions that pertain to pharmaceutical products sold in Canada are required to file price and sales information about their patented pharmaceutical products with the PMPRB. The PMPRB reviews this information on an ongoing basis to ensure that the prices of patented pharmaceuticals sold in Canada are not excessive, based upon price tests established by the PMPRB. There is a risk that the price of our pharmaceutical products could be found to be excessive because the price as set at launch is non-compliant with the PMPRB’s guidelines, or because our average sale prices over time are not compliant with the guidelines. Furthermore, amendments expected to come into force on July 1, 2021 will introduce a number of changes to the regulation of Canadian drug prices by the PMPRB. The PMPRB guidelines will be updated to introduce new price tests to account for changes introduced by the amendments. The application of the new price tests under the guidelines could result in the current prices of our pharmaceutical products being deemed to be excessive. Failure by us to comply with the current or future guidelines could ultimately result in us reducing the prices of the pharmaceutical products we sell in Canada and/or making a payment to the Canadian government to offset revenues deemed by the PMPRB to be excessive, which could ultimately reduce the revenues and cash flows of our International Pharmaceuticals segment and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
It is possible that these or other changes in law could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Governmental Regulation” in Part I, Item 1 of the Annual Report.
The risks related to our global operations may adversely impact our revenues, results of operations and financial condition.
During the three months ended March 31, 2021, approximately 3% of our total revenues were from customers outside the U.S. Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA), export control laws, customs and import laws, and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, some countries where we source, develop, manufacture or sell products are subject to political, economic and/or social instability. Our non-U.S. R&D, manufacturing and sales operations expose us and our employees, representatives, agents and distributors to risks inherent in operating in non-U.S. jurisdictions. For example, we currently perform certain R&D and manufacturing operations in India and plan to expand these operations, including through investment in a new manufacturing site we are constructing in Indore. A disruption in our Indian operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include:
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
•difficulties and costs of obtaining and maintaining labs, R&D sites, manufacturing facilities and other locations in which we operate;
•COVID‐19 or other outbreaks, epidemics or pandemics as described in the risk factor “Widespread health problems, including the recent global coronavirus, could materially and adversely affect our business” set forth in this report;
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
We cannot provide assurance that one or more of these factors will not harm our business. Risks associated with our non-U.S. R&D, manufacturing or sales could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Additionally, our product development programs have been, and may continue to be, adversely affected by the pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development could be subject to delays beyond our control as regulators, such as the FDA, focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, we moved the product launch of QWO® to spring 2021. In addition, we have assessed, and expect to continue to assess, the timeline for commercialization of other products.
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
The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions (including the effects of any “re-opening” actions and plans) and other limitations on our ability to conduct our business in the ordinary course, as well as the availability of effective treatments or vaccines. The longer the pandemic continues, or if there is an additional resurgence of COVID-19 cases in any geography such as the recent resurgence in India, the more severe the impacts described above could be on both our domestic and international business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.

Tax Related Risks
The IRS and other taxing authorities may continue to challenge our tax positions and we may not be able to successfully maintain such positions.
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a worthless stock deduction directly attributable to product liability losses. On December 31, 2020, the IRS issued a TAM that we previously disclosed we were expecting to receive. On April 23, 2021, we received draft NOPAs from the IRS consistent with the TAM. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
During the third quarter of 2020, the IRS opened an examination into certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2016 and December 31, 2018. The IRS will likely examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examinations. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2021.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6. Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
4.1
Indenture, dated as of March 25, 2021, among Endo Luxembourg Finance Company I S.à r.l., Endo U.S. Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Secured Notes due 2029 (including Form of 6.125% Senior Secured Notes due 2029)
		001-36326	Current Report on Form 8-K	March 25, 2021
10.1
Amendment and Restatement Agreement, dated as of March 25, 2021, by and among Endo International plc, Endo Luxembourg Finance Company I S.à r.l., Endo LLC, the lenders and other parties party thereto and JPMorgan Chase Bank, N.A. as administrative agent, issuing bank and swingline lender
		001-36326	Current Report on Form 8-K	March 25, 2021
10.2	Form of Stock Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.3	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.4	Form of Long-Term Cash Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	Not applicable; filed herewith
10.5	Executive Employment Agreement between Endo Ventures Limited and George Apostol, effective April 29, 2021	001-36326	Current Report on Form 8-K	April 29, 2021
10.6	Cash Continuity Arrangement between Endo and George Apostol, dated November 5, 2020	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

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
Date: May 7, 2021