Form 10-Q
period 2021-06-30
Endo International plc
filed 2021-08-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of July 29, 2021 was 233,500,280.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, any statements relating to the status and outcome of litigation, any future financial results, cost savings, revenues, expenses, net income and income per share, as well as future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us), and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to our business as a result of COVID-19); the timing or results of any pending or future litigation, investigations or claims or actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, tax matters with the United States (U.S.) Internal Revenue Service (IRS) and key products such as VASOSTRICT®; unfavorable publicity regarding the misuse of opioids; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 26, 2021 (the Annual Report), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 7, 2021 (the First Quarter 2021 Form 10-Q), in Part II, Item 1A of this report and in other reports that we file with the SEC. These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document, including with respect to opioid-related proceedings or any other litigation; our ability to adjust to changing market conditions; our ability to attract and retain key personnel; our ability to maintain compliance with our financial obligations under certain of our outstanding debt obligations and avoid related downgrades of our debt and long-term corporate credit ratings (which could increase our cost of capital) and/or potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ outstanding indebtedness; our ability to incur additional borrowings in compliance with the covenants in our then-existing facilities or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness; and/or the potential for a significant reduction in our short-term and long-term revenues and/or any other factor that could cause us to be unable to fund our operations and liquidity needs, such as future capital expenditures and payment of our indebtedness. The occurrence or possibility of any such result may cause us to engage in a strategic review that ultimately results in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report, Part II, Item 1A of the First Quarter 2021 Form 10-Q and Part II, Item 1A of this report, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,545,172	$1,213,437
Restricted cash and cash equivalents	128,558	171,563
Accounts receivable, net	458,138	511,262
Inventories, net	338,456	352,260
Prepaid expenses and other current assets	89,224	100,899
Income taxes receivable	9,781	63,837
Total current assets	$2,569,329	$2,413,258
PROPERTY, PLANT AND EQUIPMENT, NET	446,052	458,471
OPERATING LEASE ASSETS	31,945	37,030
GOODWILL	3,560,011	3,560,011
OTHER INTANGIBLES, NET	2,548,655	2,740,808
DEFERRED INCOME TAXES	1,829	1,824
OTHER ASSETS	48,436	53,235
TOTAL ASSETS	$9,206,257	$9,264,637
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$825,001	$835,940
Current portion of legal settlement accrual	349,177	372,121
Current portion of operating lease liabilities	11,890	11,613
Current portion of long-term debt	223,142	34,150
Income taxes payable	2	—
Total current liabilities	$1,409,212	$1,253,824
DEFERRED INCOME TAXES	22,934	26,066
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,052,815	8,280,578
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	32,871	38,132
OTHER LIABILITIES	305,467	313,976
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both June 30, 2021 and December 31, 2020	47	49
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 233,496,634 and 230,315,768 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	8,938,957	8,938,012
Accumulated deficit	(9,342,246)	(9,368,270)
Accumulated other comprehensive loss	(213,823)	(217,753)
Total shareholders’ deficit	$(617,042)	$(647,939)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,206,257	$9,264,637
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TOTAL REVENUES, NET	$713,830	$687,588	$1,431,749	$1,507,993
COSTS AND EXPENSES:
Cost of revenues	318,480	336,096	623,773	724,895
Selling, general and administrative	177,619	173,258	364,793	340,026
Research and development	34,669	30,495	64,408	62,110
Litigation-related and other contingencies, net	35,195	(8,572)	35,832	(25,748)
Asset impairment charges	4,929	—	8,238	97,785
Acquisition-related and integration items, net	97	6,045	(4,925)	18,507
Interest expense, net	141,553	129,164	275,894	262,041
Loss on extinguishment of debt	—	—	13,753	—
Other expense (income), net	372	(4,150)	1,284	(18,124)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$916	$25,252	$48,699	$46,501
INCOME TAX EXPENSE (BENEFIT)	11,100	7,642	11,824	(128,690)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(10,184)	$17,610	$36,875	$175,191
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(5,316)	(7,052)	(10,851)	(34,703)
NET (LOSS) INCOME	$(15,500)	$10,558	$26,024	$140,488
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(0.04)	$0.08	$0.16	$0.77
Discontinued operations	(0.03)	(0.03)	(0.05)	(0.16)
Basic	$(0.07)	$0.05	$0.11	$0.61
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(0.04)	$0.08	$0.16	$0.75
Discontinued operations	(0.03)	(0.03)	(0.05)	(0.15)
Diluted	$(0.07)	$0.05	$0.11	$0.60
WEIGHTED AVERAGE SHARES:
Basic	233,331	229,716	231,941	228,457
Diluted	233,331	233,681	237,043	233,348
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET (LOSS) INCOME	$(15,500)	$10,558	$26,024	$140,488
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$2,238	$5,624	$3,930	$(8,813)
Total other comprehensive income (loss)	$2,238	$5,624	$3,930	$(8,813)
COMPREHENSIVE (LOSS) INCOME	$(13,262)	$16,182	$29,954	$131,675
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$26,024	$140,488
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	237,703	264,198
Share-based compensation	14,437	26,867
Amortization of debt issuance costs and discount	7,120	8,551
Deferred income taxes	(3,555)	(2,544)
Change in fair value of contingent consideration	(5,336)	18,507
Loss on extinguishment of debt	13,753	—
Acquired in-process research and development charges	5,000	—
Asset impairment charges	8,238	97,785
Loss (gain) on sale of business and other assets	91	(14,842)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	52,283	192,599
Inventories	20,406	(8,719)
Prepaid and other assets	17,965	(15,123)
Accounts payable, accrued expenses and other liabilities	(49,475)	(228,861)
Income taxes payable/receivable, net	54,162	(112,018)
Net cash provided by operating activities	$398,816	$366,888
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(41,345)	(36,305)
Capitalized interest payments	(2,563)	(1,125)
Product acquisition costs and license fees	(2,485)	—
Proceeds from sale of business and other assets, net	1,343	6,017
Net cash used in investing activities	$(45,050)	$(31,413)

	Six Months Ended June 30,
	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	1,279,978	—
Proceeds from issuance of term loans, net	1,980,000	—
Repayments of notes	—	(47,218)
Repayments of term loans	(3,300,475)	(17,074)
Repayments of other indebtedness	(2,669)	(2,393)
Payments for debt issuance and extinguishment costs	(7,618)	—
Payments for contingent consideration	(1,471)	(2,181)
Payments of tax withholding for restricted shares	(14,114)	(6,865)
Proceeds from exercise of options	622	—
Net cash used in financing activities	$(65,747)	$(75,731)
Effect of foreign exchange rate	711	(915)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$288,730	$258,829
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,385,000	1,720,388
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,673,730	$1,979,217
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$2,000	$—
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$26,255	$67,733
Other cash distributions for mesh legal settlements	$8,617	$18,165
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
NOTE 1. BASIS OF PRESENTATION
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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

NOTE 3. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the board of directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Litigation-related and other contingencies, net	$—	$(2,103)	$—	$28,351
Loss from discontinued operations before income taxes	$(5,873)	$(6,507)	$(12,094)	$(40,024)
Income tax (benefit) expense	$(557)	$545	$(1,243)	$(5,321)
Discontinued operations, net of tax	$(5,316)	$(7,052)	$(10,851)	$(34,703)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $10.9 million and $34.7 million for the six months ended June 30, 2021 and 2020, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
NOTE 4. RESTRUCTURING
Set forth below are disclosures relating to restructuring initiatives for which amounts recognized or cash expenditures during the three- or six-month periods ended June 30, 2021 or 2020 were material or that had material restructuring liabilities at either June 30, 2021 or December 31, 2020.
2020 Restructuring Initiative
On November 5, 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency (the 2020 Restructuring Initiative). These actions are expected to generate significant cost savings that will be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions include the following:
•Optimizing the Company’s retail generics business cost structure by exiting manufacturing sites in Irvine, California and Chestnut Ridge, New York, as well as active pharmaceutical ingredient manufacturing and bioequivalence study sites in India. The sites will be exited in a phased approach that is expected to be completed in the second half of 2022. Certain products currently manufactured at the Irvine and Chestnut Ridge sites are expected to be transferred to other internal and external sites within the Company’s manufacturing network.
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

The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net restructuring charges related to:
Accelerated depreciation	$9,072	$1,755	$15,979	$8,385
Excess inventory reserves	745	—	5,794	—
Employee separation, continuity and other benefit-related costs	1,721	—	8,331	—
Certain other restructuring costs	936	—	1,794	—
Total	$12,474	$1,755	$31,898	$8,385
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $7.6 million and $22.5 million of pre-tax net charges during the three and six months ended June 30, 2021, respectively, and $1.8 million and $8.4 million of pre-tax net charges during the three and six months ended June 30, 2020, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of June 30, 2021, cumulative amounts incurred to date include charges related to accelerated depreciation of approximately $38.4 million, asset impairments related to identifiable intangible assets and certain operating lease assets of approximately $7.4 million, excess inventory reserves of approximately $8.9 million, employee separation, continuity and other benefit-related costs of approximately $68.4 million and certain other restructuring costs of approximately $2.5 million. Of these amounts, approximately $101.5 million were attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net restructuring charges included in:
Cost of revenues	$5,048	$1,261	$20,344	$6,026
Selling, general and administrative	6,686	407	10,228	1,945
Research and development	740	87	1,326	414
Total	$12,474	$1,755	$31,898	$8,385
Changes to the liability for the 2020 Restructuring Initiative during the six months ended June 30, 2021 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2020	$58,338	$664	$59,002
Net charges	8,331	1,668	9,999
Cash payments	(16,793)	(1,347)	(18,140)
Liability balance as of June 30, 2021	$49,876	$985	$50,861
Of the liability at June 30, 2021, $38.2 million is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products in the areas of urology, orthopedics, endocrinology, medical aesthetics and bariatrics, among others. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, QWO®, PERCOCET®, TESTOPEL®, EDEX® and LIDODERM®, among others.
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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues from external customers:
Branded Pharmaceuticals	$228,040	$129,521	$434,675	$333,594
Sterile Injectables	294,600	319,214	603,345	655,604
Generic Pharmaceuticals	167,272	215,879	348,145	467,162
International Pharmaceuticals (1)	23,918	22,974	45,584	51,633
Total net revenues from external customers	$713,830	$687,588	$1,431,749	$1,507,993
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$101,659	$49,174	$195,428	$147,596
Sterile Injectables	226,983	241,753	469,622	505,649
Generic Pharmaceuticals	20,922	47,394	55,026	104,721
International Pharmaceuticals	10,102	9,304	17,573	23,501
Total segment adjusted income from continuing operations before income tax	$359,666	$347,625	$737,649	$781,467
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total consolidated income from continuing operations before income tax	$916	$25,252	$48,699	$46,501
Interest expense, net	141,553	129,164	275,894	262,041
Corporate unallocated costs (1)	36,500	33,590	75,974	76,912
Amortization of intangible assets	94,070	104,498	189,200	221,735
Upfront and milestone payments to partners	5,125	444	5,681	2,194
Continuity and separation benefits and other cost reduction initiatives (2)	15,083	9,444	38,803	32,664
Certain litigation-related and other contingencies, net (3)	35,195	(8,572)	35,832	(25,748)
Certain legal costs (4)	24,843	18,005	44,119	33,541
Asset impairment charges (5)	4,929	—	8,238	97,785
Acquisition-related and integration items, net (6)	97	6,045	(4,925)	18,507
Loss on extinguishment of debt	—	—	13,753	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	1,355	3,005	2,502	(4,089)
Other, net (7)	—	26,750	3,879	19,424
Total segment adjusted income from continuing operations before income tax	$359,666	$347,625	$737,649	$781,467
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended June 30, 2021 include employee separation, continuity and other benefit-related costs of $1.6 million, accelerated depreciation charges of $9.1 million and miscellaneous charges of $4.4 million. Amounts for the six months ended June 30, 2021 include employee separation, continuity and other benefit-related costs of $10.1 million, accelerated depreciation charges of $16.0 million and miscellaneous charges of $12.7 million. Amounts for the three months ended June 30, 2020 include employee separation, continuity and other benefit-related costs of $4.1 million, accelerated depreciation charges of $1.8 million and miscellaneous charges of $3.6 million. Amounts for the six months ended June 30, 2020 include employee separation, continuity and other benefit-related costs of $17.9 million, accelerated depreciation charges of $8.4 million and miscellaneous charges of $6.4 million. These costs relate primarily to our restructuring activities as further described in Note 4. Restructuring, certain continuity and transitional compensation arrangements for certain senior management of the Company and certain other cost reduction initiatives.
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
(7)Amounts for the six months ended June 30, 2021 primarily relate to $3.9 million of third party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs. Amounts for the three and six months ended June 30, 2020 primarily relate to $30.7 million of third party fees incurred in connection with the June 2020 Refinancing Transactions, which were accounted for as debt modification costs. Refer to Note 12. Debt for additional information. Other amounts in this row primarily relate to gains on sales of businesses and other assets.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and six months ended June 30, 2021 and 2020, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$111,487	$33,783	$206,757	$122,855
SUPPRELIN® LA	27,568	15,395	55,596	35,115
Other Specialty (1)	28,036	19,566	48,068	45,071
Total Specialty Products	$167,091	$68,744	$310,421	$203,041
Established Products:
PERCOCET®	$26,156	$27,578	$51,781	$55,281
TESTOPEL®	9,439	617	20,628	8,809
Other Established (2)	25,354	32,582	51,845	66,463
Total Established Products	$60,949	$60,777	$124,254	$130,553
Total Branded Pharmaceuticals (3)	$228,040	$129,521	$434,675	$333,594
Sterile Injectables:
VASOSTRICT®	$197,121	$214,214	$421,067	$417,118
ADRENALIN®	29,977	33,161	59,414	89,673
Other Sterile Injectables (4)	67,502	71,839	122,864	148,813
Total Sterile Injectables (3)	$294,600	$319,214	$603,345	$655,604
Total Generic Pharmaceuticals (5)	$167,272	$215,879	$348,145	$467,162
Total International Pharmaceuticals (6)	$23,918	$22,974	$45,584	$51,633
Total revenues, net	$713,830	$687,588	$1,431,749	$1,507,993
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray, AVEED® and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
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

Restricted Cash and Cash Equivalents
Amounts reported as Restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets primarily relate to litigation-related matters, including approximately $102.8 million and $127.0 million held in Qualified Settlement Funds (QSFs) for mesh-related matters at June 30, 2021 and December 31, 2020, respectively. See Note 13. Commitments and Contingencies for further information about mesh-related and other litigation-related matters. Additionally, at June 30, 2021 and December 31, 2020, approximately $25.0 million of restricted cash and cash equivalents related to certain insurance-related matters.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Fair Value Measurements at June 30, 2021 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$185,922	$—	$—	$185,922
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$5,651	$5,651
Acquisition-related contingent consideration—noncurrent	$—	$—	$21,796	$21,796

	Fair Value Measurements at December 31, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$214,120	$—	$—	$214,120
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$8,566	$8,566
Acquisition-related contingent consideration—noncurrent	$—	$—	$27,683	$27,683
At June 30, 2021 and December 31, 2020, money market funds include $22.3 million and $26.5 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 13. Commitments and Contingencies for further discussion of our product liability cases. At June 30, 2021 and December 31, 2020, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning of period	$29,763	$38,939	$36,249	$29,657
Amounts settled	(2,539)	(3,221)	(3,690)	(5,682)
Changes in fair value recorded in earnings	117	6,045	(5,336)	18,507
Effect of currency translation	106	294	224	(425)
End of period	$27,447	$42,057	$27,447	$42,057

At June 30, 2021, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 11%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2021 by acquisition (in thousands):

	Balance as of December 31, 2020	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of June 30, 2021
Auxilium acquisition	$14,484	$(490)	$(635)	$13,359
Lehigh Valley Technologies, Inc. acquisitions	13,100	(5,181)	(2,219)	5,700
Other	8,665	335	(612)	8,388
Total	$36,249	$(5,336)	$(3,466)	$27,447
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 were as follows (in thousands):

	Fair Value Measurements during the Six Months Ended June 30, 2021 (1) using:			Total Expense for the Six Months Ended June 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$5,011	$(7,811)
Certain property, plant and equipment	—	—	—	(427)
Total	$—	$—	$5,011	$(8,238)
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
NOTE 7. INVENTORIES
Inventories consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials (1)	$102,030	$99,495
Work-in-process (1)	90,301	98,753
Finished goods (1)	146,125	154,012
Total	$338,456	$352,260
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At June 30, 2021 and December 31, 2020, $7.2 million and $13.2 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets included approximately $12.5 million and $37.5 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 8. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at June 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Line Items	June 30, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$31,945	$37,030
Finance lease right-of-use assets	Property, plant and equipment, net	42,927	47,549
Total right-of-use assets		$74,872	$84,579
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,890	$11,613
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	32,871	38,132
Total operating lease liabilities		$44,761	$49,745
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$6,528	$6,227
Noncurrent finance lease liabilities	Other liabilities	21,627	25,027
Total finance lease liabilities		$28,155	$31,254
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Line Items	2021	2020	2021	2020
Operating lease cost	Various (1)	$3,521	$3,112	$7,257	$7,104
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,311	$2,311	$4,622	$4,622
Interest on lease liabilities	Interest expense, net	$338	$441	$705	$907
Other lease costs and income:
Variable lease costs (2)	Various (1)	$3,042	$2,184	$6,064	$4,842
Sublease income	Various (1)	$(947)	$(932)	$(1,880)	$(1,793)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$2,986	$2,446	$6,044	$5,774
Selling, general and administrative	$4,887	$4,179	$9,911	$8,900
Research and development	$54	$50	$108	$101
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$6,453	$7,125
Operating cash payments for finance leases	$1,297	$1,493
Financing cash payments for finance leases	$2,669	$2,393

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents information about our goodwill at June 30, 2021 and December 31, 2020 (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2020	$828,818	$2,731,193	$—	$—	$3,560,011
Goodwill as of June 30, 2021	$828,818	$2,731,193	$—	$—	$3,560,011
The carrying amounts of goodwill at June 30, 2021 and December 31, 2020 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2020	$855,810	$—	$3,142,657	$546,251	$4,544,718
Accumulated impairment losses as of June 30, 2021	$855,810	$—	$3,142,657	$561,068	$4,559,535
Other Intangible Assets
Changes in the amount of other intangible assets for the six months ended June 30, 2021 are set forth in the table below (in thousands):

Cost basis:	Balance as of December 31, 2020	Acquisitions	Impairments	Effect of Currency Translation	Balance as of June 30, 2021
Indefinite-lived intangibles:
In-process research and development	$3,000	$—	$—	$—	$3,000
Total indefinite-lived intangibles	$3,000	$—	$—	$—	$3,000
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$439,230	$2,485	$(1,300)	$—	$440,415
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	6,442,734	—	(6,511)	7,065	6,443,288
Total finite-lived intangibles (weighted average life of 12 years)	$6,888,373	$2,485	$(7,811)	$7,065	$6,890,112
Total other intangibles	$6,891,373	$2,485	$(7,811)	$7,065	$6,893,112

Accumulated amortization:	Balance as of December 31, 2020	Amortization	Impairments	Effect of Currency Translation	Balance as of June 30, 2021
Finite-lived intangibles:
Licenses	$(415,193)	$(2,512)	$—	$—	$(417,705)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(3,728,963)	(186,688)	—	(4,692)	(3,920,343)
Total other intangibles	$(4,150,565)	$(189,200)	$—	$(4,692)	$(4,344,457)
Net other intangibles	$2,740,808				$2,548,655
Amortization expense for the three and six months ended June 30, 2021 totaled $94.1 million and $189.2 million, respectively. Amortization expense for the three and six months ended June 30, 2020 totaled $104.5 million and $221.7 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2020 is as follows (in thousands):

2021	$373,132
2022	$357,260
2023	$315,018
2024	$280,356
2025	$258,659

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
During the three and six months ended June 30, 2021 and 2020, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Goodwill impairment charges	$—	$—	$—	$32,786
Other intangible asset impairment charges	$4,929	$—	$7,811	$63,751
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
NOTE 10. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At June 30, 2021, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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

The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	June 30, 2021	December 31, 2020	$ Change	% Change
Contract assets, net (1)	$13,025	$13,525	$(500)	(4)%
Contract liabilities, net (2)	$5,346	$6,028	$(682)	(11)%
__________
(1)At June 30, 2021 and December 31, 2020, approximately $2.6 million and $3.2 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At June 30, 2021 and December 31, 2020, approximately $1.0 million and $1.4 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the six months ended June 30, 2021, approximately $0.3 million of revenue was recognized that was included in the contract liability balance at December 31, 2020.
During the six months ended June 30, 2021, we recognized revenue of $18.3 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts payable	$103,842	$94,408
Returns and allowances	190,989	207,916
Rebates	130,245	126,644
Chargebacks	2,080	2,177
Accrued interest	107,953	98,105
Accrued payroll and related benefits	105,649	130,092
Accrued royalties and other distribution partner payables	46,162	59,745
Acquisition-related contingent consideration—current	5,651	8,566
Other	132,430	108,287
Total	$825,001	$835,940

NOTE 12. DEBT
The following table presents information about the Company’s total indebtedness at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021			December 31, 2020
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	172,048	172,048	5.75%	172,048	172,048
5.375% Senior Notes due 2023	5.62%	6,127	6,105	5.62%	6,127	6,098
6.00% Senior Notes due 2023	6.28%	56,436	56,132	6.28%	56,436	56,063
5.875% Senior Secured Notes due 2024	6.14%	300,000	297,592	6.14%	300,000	297,267
6.00% Senior Notes due 2025	6.27%	21,578	21,389	6.27%	21,578	21,366
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,996,434	7.70%	2,015,479	1,995,142
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	932,851	9.68%	940,590	932,395
6.00% Senior Notes due 2028	6.11%	1,260,416	1,252,189	6.11%	1,260,416	1,251,725
6.125% Senior Secured Notes due 2029	6.34%	1,295,000	1,277,845		—	—
Term Loan Facility	6.12%	1,995,000	1,955,078	5.21%	3,295,475	3,274,330
Revolving Credit Facility	2.63%	300,000	300,000	2.69%	300,000	300,000
Total long-term debt, net		$8,370,968	$8,275,957		$8,376,443	$8,314,728
Less: current portion, net		223,142	223,142		34,150	34,150
Total long-term debt, less current portion, net		$8,147,826	$8,052,815		$8,342,293	$8,280,578
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at June 30, 2021. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027, (iii) the 6.125% Senior Secured Notes due 2029 and (iv) the Credit Agreement and related loan documents are secured on a pari passu basis by a perfected first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $7.9 billion and $8.4 billion at June 30, 2021 and December 31, 2020, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
Following the March 2021 Refinancing Transactions (as defined and further described below), the Company and certain of its subsidiaries are party to a credit agreement (as amended and/or restated from time to time, the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $695.0 million of remaining credit is available under the Revolving Credit Facility as of June 30, 2021. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.

The Credit Agreement contains affirmative and negative covenants and events of default that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restricted payments, investments and transactions with the Company’s affiliates. As of June 30, 2021 and December 31, 2020, we were in compliance with all such covenants. The events of default include, among other things, non-payment of principal or interest, breach of covenants, certain bankruptcies, cross default with respect to certain debt having a principal amount in excess of $150.0 million and the entry of certain non-appealable judgments by a court for the payment of money in excess of $150.0 million (net of amounts covered by insurance) that have not been paid or discharged within certain specified time periods and during which time execution has not been stayed. The events of default are subject to certain grace periods, may require the administrative agent or lenders to take certain action to accelerate the outstanding loans and other secured obligations under the Credit Agreement and may be waived, cured or amended in a number of circumstances.
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
Senior Notes and Senior Secured Notes
Following the March 2021 Refinancing Transactions, our various senior notes and senior secured notes mature between 2022 and 2029. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Until a date specified in each indenture (the Non-Call Period), the notes may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in each indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date. As of June 30, 2021, the Non-Call Period has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027, the 6.00% Senior Notes due 2028 and the 6.125% Senior Secured Notes due 2029.
•After the Non-Call Period specified in each indenture, the notes may be redeemed, in whole or in part, at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for each of our notes vary over time. The redemption prices pursuant to this clause range from 100.000% to 107.125% of principal at June 30, 2021; however, these redemption prices generally decrease to 100% of the principal amount of the applicable notes over time as the notes approach maturity pursuant to a step-down schedule set forth in each of the indentures.
•Until a date specified in each indenture, the notes may be redeemed, in part (up to 35% or 40% of the principal amount outstanding as specified in each indenture), with the net cash proceeds from specified equity offerings at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. As of June 30, 2021, this clause has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027, the 6.00% Senior Notes due 2028 and the 6.125% Senior Secured Notes due 2029, for which the specified redemption premiums are 107.500%, 109.500%, 106.000% and 106.125%, respectively.
We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.

The indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain affirmative and negative covenants and events of default that the Company believes to be customary for similar indentures. Under these indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. At June 30, 2021 and December 31, 2020, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes. In addition, pursuant to the terms of the indentures governing certain of our senior unsecured notes, the restricted subsidiaries of Endo International plc, whose assets comprise substantially all of the Company’s consolidated total assets after intercompany eliminations, are subject to various restrictions limiting their ability to transfer assets in excess of certain thresholds to Endo International plc. Under these indentures, the events of default include, among other things, non-payment of principal or interest, breach of covenants, certain bankruptcies, failure to make any required payment at maturity on certain debt having a principal amount in excess of $150.0 million, or the acceleration of such debt, and the entry of certain judgments by a court for the payment of money in excess of $150.0 million (net of amounts covered by insurance) that have not been satisfied, stayed, rescinded or annulled within certain specified time periods. The events of default are subject to certain grace periods, may require the trustee or holders to take certain action to accelerate the notes and may be waived or amended in a number of circumstances.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the six months ended June 30, 2021 and the year ended December 31, 2020. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2020, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
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
The changes to the Credit Facilities and the Prior Credit Agreement were effected pursuant to an amendment and restatement agreement entered into by the Company in March 2021 (the Restatement Agreement), which amended and restated the Prior Credit Agreement (as amended and restated by the Restatement Agreement, the Credit Agreement), among Endo International plc, certain of its subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender.

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
During the first quarter of 2021, the Company also incurred $2.1 million of new costs and fees associated with the extension of the Revolving Credit Facility, which have been deferred and are being amortized as interest expense over the new term of the Revolving Credit Facility.
Maturities
The following table presents, as of June 30, 2021, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2020 (in thousands):

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
(2)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at June 30, 2021, $22.8 million will mature in 2022 and $74.6 million will mature in 2024, with the remainder maturing in 2026.
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

We believe that certain settlements and judgments, as well as legal defense costs, relating to certain product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts that we expect or that coverage will otherwise be available. See the risk factor “We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities” in this report for more information.
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, at any given time, we may be engaged in one or more strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Actions that may be evaluated or pursued could include reorganization or restructuring activities of all or a portion of our business, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Some of these measures could take significant time to implement and others may require judicial or other third party approval.
As of June 30, 2021, our accrual for loss contingencies totaled $349.2 million, the most significant components of which relate to product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of June 30, 2021, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets.
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
Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 70,000 filed and unfiled U.S. mesh claims as of June 30, 2021. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.

The following table presents the changes in the QSFs and mesh liability accrual balances during the six months ended June 30, 2021 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2020	$126,998	$330,921
Additional charges	—	—
Cash contributions to Qualified Settlement Funds	2,000	—
Cash distributions to settle disputes from Qualified Settlement Funds	(26,255)	(26,255)
Cash distributions to settle disputes	—	(8,617)
Other (1)	14	(509)
Balance as of June 30, 2021	$102,757	$295,540
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
As of June 30, 2021, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $102.8 million of which remains in the QSFs as of June 30, 2021. We currently expect to fund all of the remaining payments under all previously executed settlement agreements during 2021. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
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
We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. The earliest trial is currently scheduled for August 2021; however, the timing of trials is uncertain due to the impact of COVID-19 and other factors.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and Endo Ventures Limited, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of July 29, 2021, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,920 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 190 cases filed by individuals. Certain of the cases have been filed as putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids, an action filed by the City of Grand Prairie, Alberta, and The Corporation of the City of Brantford, Ontario, on behalf of a proposed class of all local or municipal governments in Canada, as well as three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.

The complaints in the cases assert a variety of claims, including but not limited to statutory claims asserting violations of public nuisance, consumer protection, unfair trade practices, racketeering, Medicaid fraud and/or drug dealer liability laws and/or common law claims for public nuisance, fraud/misrepresentation, strict liability, negligence and/or unjust enrichment. The claims are generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or alleged failures to take adequate steps to identify and report suspicious orders and to prevent abuse and diversion. Plaintiffs have sought various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. The damages sought exceed our applicable insurance.
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. Other cases are pending in various federal or state courts. As described herein, the cases are at various stages in the litigation process. Some trials or proceedings are ongoing and may be nearing a decision, others are scheduled or may begin during the remainder of 2021, and others are scheduled or may begin as soon as 2022 or 2023. The timing of any scheduled trial is subject to change.
Two trials are currently ongoing. A trial began in April 2021 in The People of the State of California v. Purdue Pharma L.P., et al., a case pending in Superior Court in Orange County, California. Closing arguments in the liability phase of the trial are set to begin in late September 2021; if necessary, a remedy phase will be scheduled after the liability phase concludes. In June 2021, a jury trial began in New York state court in a case involving claims by the State of New York and two New York counties. This trial is limited to the issue of liability for the plaintiffs’ public nuisance claims; the parties have not yet taken discovery on damage or remedy issues. In August 2021, the court, on the plaintiffs’ motion, issued an order to show cause why it should not impose sanctions, including a default judgment on liability, for alleged discovery misconduct and set the matter for an August 6, 2021 hearing date; the plaintiffs are also seeking additional sanctions, including a finding of civil contempt, for an alleged failure to comply with a portion of the order requiring information about certain document productions.
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
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. In July 2021, DFS filed an amended statement of charges. The amended statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers and seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. A hearing previously set for June 2021 was adjourned; a status conference is set for September 2021. In July 2021, EPI, EHSI, PPI and PPCI, among others, filed a petition for judgment in New York state court seeking to prohibit DFS from proceeding with its administrative enforcement action.
We will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests, including entering into settlement negotiations and settlements even in circumstances where we believe we have meritorious defenses. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In December 2020, the Company received an administrative subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia seeking documents related to McKinsey & Company. The Company received a related subpoena in May 2021, also issued by the U.S. Attorney’s Office for the Western District of Virginia. We are cooperating with the investigation.

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
In July 2021, EPI and EHSI reached an agreement to settle the opioid-related claims of nine counties in eastern Tennessee, eighteen municipalities within those counties and a minor individual, all of whom were plaintiffs in a case filed in the Circuit Court for Sullivan County, Tennessee as Staubus, et al. v Purdue Pharma, L.P., et al., and later known as Sullivan County, et al. v. Purdue Pharma, L.P., et al. The plaintiffs asserted claims under the Tennessee Drug Dealer Liability Act (DDLA) and claimed to be seeking economic damages of approximately $2.5 billion, as well as other relief, including exemplary damages of $10 billion. In April 2021, the court issued an order granting a default judgment on liability against EPI and EHSI and awarding the plaintiffs fees and costs relating to certain discovery issues. The parties’ settlement, which provides for a payment of $35 million, was reached shortly before a scheduled trial limited to the issue of damages. We recorded an accrual for this amount during the second quarter of 2021. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries.
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in Zantac® and generic ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). The complaints assert a variety of claims, including but not limited to various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief. Similar complaints against various defendants have also been filed in certain state courts. PPI and its subsidiaries have not manufactured or sold ranitidine since 2016.
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including third party payers pursuing class action claims, have appealed the dismissal orders to the U.S. Court of Appeals for the Eleventh Circuit. In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. Plaintiffs’ time to appeal has not yet expired.
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
Other Antitrust Matters
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued our subsidiaries EHSI and EPI and other pharmaceutical companies including Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired, alleging violations of antitrust law arising out of an agreement reached by EPI and Impax to settle certain patent infringement litigation and EPI’s introduction of reformulated OPANA® ER. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In April 2020, defendants filed motions for summary judgment and certain evidentiary motions. In June 2021, the court denied defendants’ motions for summary judgment, granted in part and denied in part defendants’ evidentiary motions and granted direct and indirect purchaser plaintiffs’ motions for class certification. In July 2021, the U.S. Court of Appeals for the Seventh Circuit granted defendants’ petition for leave to appeal the certification of the end-payer class and remanded the matter to the trial court for its further consideration of certain issues. Trial is currently scheduled for June 2022.

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
Beginning in June 2021, multiple complaints were filed on behalf of a putative class of direct purchasers in the U.S. District Court for the District of Massachusetts against Takeda Pharmaceuticals, PPI and us, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Amitiza® (lubiprostone). The complaints allege that Takeda and PPI entered into a settlement agreement that delayed the entry of generic Amitiza® and assert claims under Section 1 and Section 2 of the Sherman Act. Plaintiffs seek damages, treble damages and attorneys’ fees and costs.
In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). The complaint alleges, among other things, that a distribution agreement between Takeda and Par with respect to an authorized generic was in effect an output restriction conspiracy. The plaintiff asserts claims under Section 1 and Section 2 of the Sherman Act and seeks damages, treble damages and attorneys’ fees and costs.

In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constitutes unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally seeks injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which remain pending.
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
Securities Litigation
In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the pricing of various generic pharmaceutical products. In June 2018, the court appointed Park Employees’ and Retirement Board Employees’ Annuity Benefit Fund of Chicago lead plaintiff in the action. In September 2018, the defendants filed a motion to dismiss, which the court granted in part and denied in part in February 2020. In particular, the court granted the motion and dismissed the claims with prejudice insofar as they were based on an alleged price-fixing conspiracy; the court otherwise denied the motion to dismiss, allowing other aspects of the lead plaintiff’s claims to proceed. In June 2020, the lead plaintiff moved for class certification. In February 2021, the court replaced the existing lead plaintiff with the Bucks County Employees’ Retirement Fund, appointed Alexandre Pelletier, Nathan Dole and Wayne Wingard as co-lead plaintiffs and ordered supplemental briefing on class certification. The court granted Wingard’s motion to withdraw as a co-lead plaintiff in April 2021. In May 2021, the court granted plaintiffs’ motion for class certification. In July 2021, defendants filed a motion to modify the class definition and remove Mr. Pelletier as a class representative in light of certain expert disclosures by plaintiffs. In June 2021, defendants moved for summary judgment on certain grounds. Those motions remain pending.
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

Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In December 2020, we separately filed suit against Eagle Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited in the U.S. District Court for the District of New Jersey in connection with a newly issued VASOSTRICT® genotyping patent. Beginning in May 2020 through January 2021, we reached settlements with American Regent, Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Fresenius, Aurobindo Pharma Limited and Dr. Reddy’s Laboratories, Inc. We have voluntarily dismissed all cases pending against those defendants. The remaining Delaware cases against Eagle Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC have been consolidated and a trial was held in July 2021. We are awaiting a ruling from that trial.
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
NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)
During the three and six months ended June 30, 2021 and 2020, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at June 30, 2021 and December 31, 2020 consist of Foreign currency translation loss.

NOTE 15. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and six months ended June 30, 2021 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2020	$49	$23	$8,938,012	$(9,368,270)	$(217,753)	$(647,939)
Net income	—	—	—	41,524	—	41,524
Other comprehensive income	—	—	—	—	1,692	1,692
Compensation related to share-based awards	—	—	9,993	—	—	9,993
Exercise of options	—	—	622	—	—	622
Tax withholding for restricted shares	—	—	(4,863)	—	—	(4,863)
Other	(2)	—	—	—	—	(2)
BALANCE, MARCH 31, 2021	$47	$23	$8,943,764	$(9,326,746)	$(216,061)	$(598,973)
Net loss	—	—	—	(15,500)	—	(15,500)
Other comprehensive income	—	—	—	—	2,238	2,238
Compensation related to share-based awards	—	—	4,444	—	—	4,444
Tax withholding for restricted shares	—	—	(9,251)	—	—	(9,251)
BALANCE, JUNE 30, 2021	$47	$23	$8,938,957	$(9,342,246)	$(213,823)	$(617,042)
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and six months ended June 30, 2020 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2019	$45	$23	$8,904,692	$(9,552,214)	$(219,090)	$(866,544)
Net income	—	—	—	129,930	—	129,930
Other comprehensive loss	—	—	—	—	(14,437)	(14,437)
Compensation related to share-based awards	—	—	17,645	—	—	17,645
Tax withholding for restricted shares	—	—	(4,398)	—	—	(4,398)
Other	(1)	—	(12)	—	—	(13)
BALANCE, MARCH 31, 2020	$44	$23	$8,917,927	$(9,422,284)	$(233,527)	$(737,817)
Net income	—	—	—	10,558	—	10,558
Other comprehensive income	—	—	—	—	5,624	5,624
Compensation related to share-based awards	—	—	9,222	—	—	9,222
Tax withholding for restricted shares	—	—	(2,467)	—	—	(2,467)
Other	1	—	12	—	—	13
BALANCE, JUNE 30, 2020	$45	$23	$8,924,694	$(9,411,726)	$(227,903)	$(714,867)

Share-Based Compensation
The Company recognized share-based compensation expense of $4.4 million and $14.4 million during the three and six months ended June 30, 2021, respectively, and $9.2 million and $26.9 million during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $33.1 million.
As of June 30, 2021, the weighted average remaining requisite service period for non-vested stock options was 0.2 years and for non-vested restricted stock units was 2.0 years.
NOTE 16. OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (gain) loss on sale of business and other assets (1)	$(264)	$(6,650)	$91	$(14,842)
Foreign currency loss (gain), net (2)	876	2,816	2,261	(2,823)
Net loss (gain) from our investments in the equity of other companies (3)	159	(13)	310	236
Other miscellaneous, net	(399)	(303)	(1,378)	(695)
Other expense (income), net	$372	$(4,150)	$1,284	$(18,124)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 17. INCOME TAXES
The following table displays our Income from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations before income tax	$916	$25,252	$48,699	$46,501
Income tax expense (benefit)	$11,100	$7,642	$11,824	$(128,690)
Effective tax rate	1,211.8%	30.3%	24.3%	(276.7)%
The change in Income tax expense (benefit) for the three months ended June 30, 2021 compared to the prior year period primarily relates to 2021 discrete tax expense related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
The change in Income tax expense (benefit) for the six months ended June 30, 2021 compared to the prior year period primarily relates to the 2020 discrete tax benefit for the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as discussed below, and changes in the geographic mix of pre-tax earnings.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of June 30, 2021. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
In connection with the IRS’s examination of our 2015 Return, on December 31, 2020, the IRS issued a Technical Advice Memorandum (TAM) that we previously disclosed we were expecting to receive regarding the portion of our 2015 NOL that we believe qualifies as a specified product liability loss (SLL). The TAM concurred in part with our positions on the 2015 Return but disagreed with our position that the AMS worthless stock loss qualifies as an SLL. On April 23, 2021, we received draft NOPAs from the IRS consistent with the TAM. We continue to disagree with the IRS’s position and the draft NOPAs received and, if necessary, intend to contest any additional tax determined to be owed with respect to the NOPAs. However, if we were unsuccessful in contesting the IRS’s position, we have preliminarily estimated that we would have additional cash taxes payable to the IRS of between $70 million and $250 million excluding interest. We continue to discuss this position with the IRS and the actual amount that may be owed to the IRS if we are unsuccessful may be different than our preliminary estimate. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
NOTE 18. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
(Loss) income from continuing operations	$(10,184)	$17,610	$36,875	$175,191
Loss from discontinued operations, net of tax	(5,316)	(7,052)	(10,851)	(34,703)
Net (loss) income	$(15,500)	$10,558	$26,024	$140,488
Denominator:
For basic per share data—weighted average shares	233,331	229,716	231,941	228,457
Dilutive effect of ordinary share equivalents	—	3,965	5,102	4,891
For diluted per share data—weighted average shares	233,331	233,681	237,043	233,348
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
The following table presents, for the three and six months ended June 30, 2021 and 2020, outstanding stock options and stock awards that could potentially dilute income per share amounts in the future that were not included in the computation of diluted income per share amounts for the periods presented because to do so would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	6,591	7,110	5,163	7,166
Stock awards	9,541	6,617	3,496	5,908

NOTE 19. SUBSEQUENT EVENTS
On August 4, 2021, the Company entered into definitive agreements to sell certain assets related to Endo’s retail generics business to subsidiaries of Strides Pharma Science Limited (Strides) for approximately $24 million in cash, as well as certain other non-cash consideration. The assets to be sold include Endo’s manufacturing facilities in Chestnut Ridge, New York and certain U.S. product regulatory approvals and related product inventory. The sale is expected to close in the second half of 2021. Under the terms of the agreements, Strides will provide Endo with certain contract manufacturing and other services on a transitional basis. Endo will also provide Strides with certain transitional services.
As of June 30, 2021, the Company concluded that none of these assets met the criteria to be classified as held for sale. As a result of the pending sale, the Company expects to record a pre-tax non-cash loss during the third quarter of 2021 in the range of approximately $35 million to $45 million, approximating the difference between the total consideration and the estimated carrying amount of the disposed net assets at the sale closures. The Company also expects to record a pre-tax reversal of accrued employee separation, continuity and other benefit-related costs during the third quarter of 2021 in the range of approximately $15 million to $20 million as a result of the agreements of sale, reflecting a reduction in related estimated cash outlays, pending determination of the number and identify of employees that will transition to Strides. These preliminary estimated amounts, which are expected to be primarily attributable to our Generic Pharmaceuticals segment, are not currently reflected in our estimated restructuring expenses and cash outlays disclosed in Note 4. Restructuring.
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; pricing; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; financing transactions; COVID-19; upfront and milestone payments to partners; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
•In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Many countries and localities announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, suspending all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place orders (subject to limited exceptions). Since then, developments have evolved rapidly and are likely to continue to do so. While there has been loosening of restrictions, an increase in diagnosed cases may lead to the reinstatement of various restrictions. The impact on our results from COVID-19 and related changes in economic conditions, including changes to consumer spending, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations. The extent to which COVID-19 will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. In addition, the impacts from COVID-19 on our consolidated results and the results of our business segments to date may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for any future periods. COVID-19 could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.
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
•In November 2020, we announced the initiation of several strategic actions, collectively referred to as the 2020 Restructuring Initiative, to further optimize operations and increase overall efficiency. We have recorded and expect to record certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of amounts recognized and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
•In addition to our other legal proceedings, we, along with others, are the subject of various legal proceedings regarding the sale, marketing and/or distribution of prescription opioid medications. We have not been able to settle most of the opioid claims made against us and, as a result, there are claims currently against us at various stages in the litigation process. Some trials or proceedings are ongoing and may be nearing a decision, others are scheduled or may begin during the remainder of 2021, and others are scheduled or may begin as soon as 2022 or 2023. The timing of any scheduled trial is subject to change. It is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. For further discussion, see Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
We have since begun to adjust certain of these practices, reflecting the evolved guidelines from health and other governmental authorities, including the elimination of certain social distancing requirements for fully vaccinated team members. Additionally, we have developed plans, where conditions allow, to end our work-from-home requirements during the third quarter of 2021 and implement flexible work options for our employees.

Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. Beginning in late first-quarter 2020 and into early second-quarter 2020, we experienced an increase in sales volumes for some of our critical care products, including VASOSTRICT®. These higher volumes resulted from significant channel inventory stocking of these products in anticipation of treating certain patients infected with COVID-19 including, in the case of VASOSTRICT®, for the treatment of patients with vasodilatory shock. This increase in sales volume was followed by significant inventory destocking for the remainder of the second quarter of 2020 and a continued decline in sales volumes toward pre-COVID-19 levels during the third quarter of 2020. Beginning in the fourth quarter of 2020 and continuing into 2021, we experienced increased sales volumes based on a resurgence of COVID-19 cases in certain parts of the U.S.; however, during the second quarter of 2021, sales volumes began to decline again toward more normal pre-COVID-19 levels. Additionally, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. Since then, sales volumes for these products have been recovering as physician office activity and patient office visits have increased. Future changes in the COVID-19 pandemic could further impact future revenues for these and/or other products.
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
•For the full year 2021, we expect an increase in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2020, primarily driven by increased revenues of XIAFLEX®. This expected increase in XIAFLEX® revenues is primarily driven by an anticipated increase in demand driven by our investments in and promotional efforts behind this product, as well as an anticipated increase in physician office activity and patient office visits in 2021 compared to 2020. We also launched QWO® in March 2021, which we expect will contribute to the overall increase in Branded Pharmaceuticals segment revenues in 2021.

•For the full year 2021, we expect revenues from the Established Products portfolio of our Branded Pharmaceuticals segment and from our Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals segments to decline as compared to 2020, primarily driven by competitive pressures impacting these product portfolios.
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Total revenues, net	$713,830	$687,588	4%	$1,431,749	$1,507,993	(5)%
Cost of revenues	318,480	336,096	(5)%	623,773	724,895	(14)%
Gross margin	$395,350	$351,492	12%	$807,976	$783,098	3%
Gross margin percentage	55.4%	51.1%		56.4%	51.9%
Selling, general and administrative	$177,619	$173,258	3%	$364,793	$340,026	7%
Research and development	34,669	30,495	14%	64,408	62,110	4%
Litigation-related and other contingencies, net	35,195	(8,572)	NM	35,832	(25,748)	NM
Asset impairment charges	4,929	—	NM	8,238	97,785	(92)%
Acquisition-related and integration items, net	97	6,045	(98)%	(4,925)	18,507	NM
Interest expense, net	141,553	129,164	10%	275,894	262,041	5%
Loss on extinguishment of debt	—	—	NM	13,753	—	NM
Other expense (income), net	372	(4,150)	NM	1,284	(18,124)	NM
Income from continuing operations before income tax	$916	$25,252	(96)%	$48,699	$46,501	5%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The increase in revenues for the three months ended June 30, 2021 was primarily due to increased revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment, partially offset by decreased revenues from our Generic Pharmaceuticals and Sterile Injectables segments. Total revenues for the six months ended June 30, 2021 decreased as compared to the prior year period as revenue increases from the Specialty Products portfolio of our Branded Pharmaceuticals segment and VASOSTRICT® were more than offset by revenue declines from our Generic Pharmaceuticals segment, certain products in our Sterile Injectables segment, the Established Products portfolio of our Branded Pharmaceuticals segment and our International Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and six months ended June 30, 2021 and 2020, Cost of revenues includes certain amounts that impact comparability, including amortization expense and continuity and separation benefits and other cost reduction initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets (1)	$94,070	$104,498	$189,200	$221,735
Continuity and separation benefits and other cost reduction initiatives (2)	$4,970	$903	$20,266	$7,141
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and six months ended June 30, 2021 were primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets previously put into service.
(2)Amounts primarily relate to certain employee separation, continuity and other benefit-related costs, excess inventory reserves and accelerated depreciation. For further discussion of our material restructuring initiatives, including a discussion of amounts recognized and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The decrease in Cost of revenues for the three months ended June 30, 2021 was primarily due to decreased amortization expense, the reduction in royalty payments recognized in Cost of revenues resulting from the December 2020 BioSpecifics acquisition and favorable changes in product mix as described below, partially offset by increased revenues and increased expenses related to continuity and separation benefits and other cost reduction initiatives.

The decrease in Cost of revenues for the six months ended June 30, 2021 was primarily due to decreased revenues, decreased amortization expense, the reduction in royalty payments recognized in Cost of revenues resulting from the December 2020 BioSpecifics acquisition and favorable changes in product mix as described below, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives.
Gross margin percentage increased for both the three and six months ended June 30, 2021 as a result of the reduction in royalty payments recognized in Cost of revenues resulting from the December 2020 BioSpecifics acquisition, favorable changes in product mix and decreased amortization expense, partially offset by increased expenses related to continuity and separation benefits and other cost reduction initiatives. The favorable changes in product mix for the three and six months ended June 30, 2021 primarily resulted from increased revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment and decreased Generic Pharmaceuticals segment revenues.
Selling, general and administrative expenses. The increase for the three months ended June 30, 2021 was primarily due to increased costs associated with our commercial launch of QWO®, our investment and promotional efforts behind XIAFLEX® and certain legal matters, partially offset by decreased costs associated with debt financing transactions as further discussed in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The increase for the six months ended June 30, 2021 was primarily due to increased costs associated with our commercial launch of QWO®, our investment and promotional efforts behind XIAFLEX® and certain legal matters, as well as a higher branded prescription drug fee, partially offset by decreased costs associated with debt financing transactions and decreased long-term incentive compensation costs.
Additionally, Selling, general and administrative expenses have been and may in the future be impacted by the 2020 Restructuring Initiative. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of this initiative, including a discussion of amounts recognized and expected future charges.
We expect Selling, general and administrative expenses to increase as compared to amounts in 2020, primarily as a result of increased costs associated with our commercial launch of QWO®, increased investment and promotional efforts behind XIAFLEX® and increased legal costs associated with certain matters.
R&D expenses. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs and can also vary in periods in which we incur significant upfront or milestone charges related to agreements with third parties.
Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO®, which was approved by the FDA for the treatment of moderate to severe cellulite in the buttocks of adult women in July 2020. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis, which are continuing to progress. We expect to progress our plantar fibromatosis development program with the initiation of a Phase 2 study later in 2021. We also expect to continue to focus investments in ready-to-use and other product candidates in our Sterile Injectables segment, potentially including license and commercialization agreements such as our Nevakar, Inc. agreement. In 2019, Endo initiated an open-label Phase 1 pharmacokinetic (PK) study of VASOSTRICT® in healthy volunteers, studying plasma clearance with TT genotype versus AA/AT genotype. Based on the study results, we were issued two new patents by the U.S. Patent and Trademark Office (PTO), both of which expire in 2040. Endo also submitted a Prior Approval Supplement (PAS) application for revised labeling for VASOSTRICT® to the FDA, which was subsequently accepted by the agency. In May 2021, the FDA issued a Complete Response Letter in response to our PAS application for revised labeling. We are considering how to respond. The timing and outcome of any FDA review of the PAS application are within the FDA’s discretion. As our development programs progress, it is possible that our R&D expenses could increase.
The increases in R&D expense for the three and six months ended June 30, 2021 were primarily driven by increased costs associated with our XIAFLEX® development programs. The increase during the six months ended June 30, 2021 was partially offset by decreased costs associated with our Generic Pharmaceuticals segment.
Additionally, R&D expenses have been and may in the future be impacted by the 2020 Restructuring Initiative. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of this initiative, including a discussion of amounts recognized and expected future charges.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net are changes to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. As further described therein, adjustments to the corresponding liability accruals may be required in the future, including in the short term. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Goodwill impairment charges	$—	$—	$—	$32,786
Other intangible asset impairment charges	4,929	—	7,811	63,751
Property, plant and equipment impairment charges	—	—	427	1,248
Total asset impairment charges	$4,929	$—	$8,238	$97,785
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
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$141,643	$129,562	$276,340	$265,935
Interest income	(90)	(398)	(446)	(3,894)
Interest expense, net	$141,553	$129,164	$275,894	$262,041
The increases in interest expense for the three and six months ended June 30, 2021 were primarily attributable to the increases to the weighted average interest rates applicable to: (i) our notes following the June 2020 Refinancing Transactions and (ii) our total indebtedness following the March 2021 Refinancing Transactions. These increases were partially offset by decreases to LIBOR that impacted our variable-rate debt and the reductions to the amount of our indebtedness associated with the June 2020 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions. Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Loss on extinguishment of debt. The amount during the six months ended June 30, 2021 relates to the March 2021 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Other expense (income), net. The components of Other expense (income), net for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (gain) loss on sale of business and other assets	$(264)	$(6,650)	$91	$(14,842)
Foreign currency loss (gain), net	876	2,816	2,261	(2,823)
Net loss (gain) from our investments in the equity of other companies	159	(13)	310	236
Other miscellaneous, net	(399)	(303)	(1,378)	(695)
Other expense (income), net	$372	$(4,150)	$1,284	$(18,124)
For additional information on the components of Other expense (income), net, refer to Note 16. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Income tax expense (benefit). The following table displays our Income from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from continuing operations before income tax	$916	$25,252	$48,699	$46,501
Income tax expense (benefit)	$11,100	$7,642	$11,824	$(128,690)
Effective tax rate	1,211.8%	30.3%	24.3%	(276.7)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in Income tax expense (benefit) for the three months ended June 30, 2021 compared to the prior year period primarily relates to 2021 discrete tax expense related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
The change in Income tax expense (benefit) for the six months ended June 30, 2021 compared to the prior year period primarily relates to the 2020 discrete tax benefit for the CARES Act and changes in the geographic mix of pre-tax earnings.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of June 30, 2021. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
During the third quarter of 2020, the IRS opened an examination into certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2016 and December 31, 2018. The IRS will likely examine our tax returns for other fiscal years and/or for other tax positions. Similarly, other tax authorities are currently examining our non-U.S. tax returns. Additionally, other jurisdictions where we are not currently under audit remain subject to potential future examinations. Such examinations may lead to proposed or actual adjustments to our taxes that may be material, individually or in the aggregate. See the risk factor “The IRS and other taxing authorities may continue to challenge our tax positions and we may not be able to successfully maintain such positions” in Part II, Item 1A of the First Quarter 2021 Form 10-Q for more information.
For additional information on our income taxes, including information about the impact of the CARES Act, see Note 17. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Litigation-related and other contingencies, net	$—	$(2,103)	$—	$28,351
Loss from discontinued operations before income taxes	$(5,873)	$(6,507)	$(12,094)	$(40,024)
Income tax (benefit) expense	$(557)	$545	$(1,243)	$(5,321)
Discontinued operations, net of tax	$(5,316)	$(7,052)	$(10,851)	$(34,703)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three and six months ended June 30, 2021 and 2020 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.

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
Revenues, net. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Branded Pharmaceuticals	$228,040	$129,521	76%	$434,675	$333,594	30%
Sterile Injectables	294,600	319,214	(8)%	603,345	655,604	(8)%
Generic Pharmaceuticals	167,272	215,879	(23)%	348,145	467,162	(25)%
International Pharmaceuticals (1)	23,918	22,974	4%	45,584	51,633	(12)%
Total net revenues from external customers	$713,830	$687,588	4%	$1,431,749	$1,507,993	(5)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Specialty Products:
XIAFLEX®	$111,487	$33,783	NM	$206,757	$122,855	68%
SUPPRELIN® LA	27,568	15,395	79%	55,596	35,115	58%
Other Specialty (1)	28,036	19,566	43%	48,068	45,071	7%
Total Specialty Products	$167,091	$68,744	NM	$310,421	$203,041	53%
Established Products:
PERCOCET®	$26,156	$27,578	(5)%	$51,781	$55,281	(6)%
TESTOPEL®	9,439	617	NM	20,628	8,809	NM
Other Established (2)	25,354	32,582	(22)%	51,845	66,463	(22)%
Total Established Products	$60,949	$60,777	—%	$124,254	$130,553	(5)%
Total Branded Pharmaceuticals (3)	$228,040	$129,521	76%	$434,675	$333,594	30%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray, AVEED® and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
Specialty Products
As discussed above, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. Since then, sales volumes for these products have been recovering as physician office activity and patient office visits have increased.
The increases in XIAFLEX® revenues for the three and six months ended June 30, 2021 were primarily attributable to increased demand-related volumes, including as a result of the recovery noted above, as well as increased price.
The increases in SUPPRELIN® LA revenues for the three and six months ended June 30, 2021 were primarily attributable to increased volumes, including as a result of the recovery noted above.
In March 2021, we launched QWO®, which contributed to the overall increases in Other Specialty Products revenues for the three and six months ended June 30, 2021. The changes in Other Specialty Products revenues for the three and six months ended June 30, 2021 were also impacted by changes in price and volume for multiple products in this portfolio.
Established Products
The decreases in PERCOCET® revenues for the three and six months ended June 30, 2021 were primarily attributable to volume decreases, partially offset by price increases.
The increases in TESTOPEL® revenues for the three and six months ended June 30, 2021 were primarily attributable to a temporary supply disruption in the first half of 2020, which was subsequently resolved in the third quarter of 2020.
The decreases in Other Established Products revenues for the three and six months ended June 30, 2021 were primarily attributable to price decreases as a result of ongoing competitive pressures and certain other factors, partially offset by net volume increases.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
VASOSTRICT®	$197,121	$214,214	(8)%	$421,067	$417,118	1%
ADRENALIN®	29,977	33,161	(10)%	59,414	89,673	(34)%
Other Sterile Injectables (1)	67,502	71,839	(6)%	122,864	148,813	(17)%
Total Sterile Injectables (2)	$294,600	$319,214	(8)%	$603,345	$655,604	(8)%
__________
(1)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or six months ended June 30, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
The decrease in VASOSTRICT® revenues for the three months ended June 30, 2021 was primarily the result of decreased volumes, which have begun to normalize toward pre-COVID-19 levels, partially offset by increased price. The increase in VASOSTRICT® revenues for the six months ended June 30, 2021 was primarily attributable to increased price, partially offset by decreased volumes. As further discussed above, VASOSTRICT® has continued to experience increased sales volumes during the COVID-19 pandemic as compared to pre-COVID-19 levels; however, during the second quarter of 2021, sales volumes began to decline again toward more normal pre-COVID-19 levels. We currently expect sales volumes to continue to decrease toward pre-COVID-19 levels in the second half of 2021 to the extent hospitalizations related to COVID-19 continue to decline.
As of June 30, 2021, we have 14 patents covering VASOSTRICT® listed in the Orange Book, including with respect to presentations that have not yet been commercialized, and additional patents pending with the PTO. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in significant reductions to our market share, revenues and cash flows, both in the short term and long term, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decreases in ADRENALIN® revenues for the three and six months ended June 30, 2021 were primarily attributable to the impact of competitive entrants. The introduction of one or more additional competing versions of ADRENALIN® could result in further reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decreases in Other Sterile Injectables revenues for the three and six months ended June 30, 2021 were primarily attributable to competitive pressures across multiple products within the product portfolio.
Generic Pharmaceuticals. The decreases in Generic Pharmaceuticals revenues for the three and six months ended June 30, 2021 were primarily attributable to competitive pressures on certain generic products, partially offset by increased revenues from certain recent product launches.
International Pharmaceuticals. The decrease in International Pharmaceuticals revenues for the six months ended June 30, 2021 was primarily attributable to competitive pressures in certain international markets and the impact of certain product discontinuation activities.
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax by reportable segment for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Branded Pharmaceuticals	$101,659	$49,174	NM	$195,428	$147,596	32%
Sterile Injectables	$226,983	$241,753	(6)%	$469,622	$505,649	(7)%
Generic Pharmaceuticals	$20,922	$47,394	(56)%	$55,026	$104,721	(47)%
International Pharmaceuticals	$10,102	$9,304	9%	$17,573	$23,501	(25)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Branded Pharmaceuticals. The increases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2021 were primarily attributable to the gross margin effects of increased revenues, as further described above, the reduction to royalty payments relating to the BioSpecifics acquisition and favorable changes in product mix, partially offset by increased costs associated with our commercial launch of QWO® and our investment and promotional efforts behind XIAFLEX®. When compared to 2020, we expect this segment’s Segment adjusted income from continuing operations before income tax for the full year 2021 to reflect increased gross margins and increased operating expenses, primarily as a result of the factors described above.
Sterile Injectables. The decreases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2021 were primarily attributable to the gross margin effect of the decreased revenues further described above.
Generic Pharmaceuticals. The decreases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2021 were primarily attributable to the gross margin effects of the decreased revenues further described above.
International Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the six months ended June 30, 2021 was primarily attributable to the gross margin effects of the decreased revenues further described above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, mergers and acquisitions (such as the recent acquisition of BioSpecifics), contingent liabilities, debt service payments, income taxes and litigation-related matters, including in connection with vaginal mesh matters and other matters. The Company’s working capital was $1,160.1 million at June 30, 2021 compared to working capital of $1,159.4 million at December 31, 2020. The amounts at June 30, 2021 and December 31, 2020 include restricted cash and cash equivalents of $102.8 million and $127.0 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.
Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,545.2 million at June 30, 2021 compared to $1,213.4 million at December 31, 2020. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
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
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of June 30, 2021, approximately $2.0 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $6.1 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at June 30, 2021. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement and the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain certain covenants. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all such covenants. We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
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
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are B3 with a stable outlook and B- with a negative outlook, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at June 30, 2021 and December 31, 2020 are below (dollars in thousands):

	June 30, 2021	December 31, 2020
Total current assets	$2,569,329	$2,413,258
Less: total current liabilities	1,409,212	1,253,824
Working capital	$1,160,117	$1,159,434
Current ratio (total current assets divided by total current liabilities)	1.8:1	1.9:1
Net working capital increased by $0.7 million from December 31, 2020 to June 30, 2021. This increase was primarily driven by the favorable impact to net current assets resulting from operations during the six months ended June 30, 2021, partially offset by the following activity during the six months ended June 30, 2021: (i) an increase in the Current portion of long-term debt of $189.0 million relating to debt expected to be paid within the next twelve months; (ii) the incurrence of costs and fees related to the March 2021 Refinancing Transactions, which are further described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report; and (iii) Capital expenditures, excluding capitalized interest, of $41.3 million.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$398,816	$366,888
Investing activities	(45,050)	(31,413)
Financing activities	(65,747)	(75,731)
Effect of foreign exchange rate	711	(915)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$288,730	$258,829
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
The $31.9 million increase in Net cash provided by operating activities during the six months ended June 30, 2021 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations, including a decrease of approximately $51.0 million in cash outflows for certain mesh-related matters and a decrease of approximately $60.5 million in cash outflows for interest payments as a result of the timing and amounts of interest payments related to our indebtedness. We currently expect to fund all of the remaining payments under all previously executed settlement agreements during 2021, which could result in reductions to our operating cash flows. For additional information about mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Investing activities. The $13.6 million increase in Net cash used in investing activities during the six months ended June 30, 2021 compared to the prior year period was partially attributable to a decrease in Proceeds from sale of business and other assets, net of $4.7 million, an increase in Capital expenditures, excluding capitalized interest of $5.0 million, an increase in Product acquisition costs and license fees of $2.5 million and certain other items.
Financing activities. During the six months ended June 30, 2021, Net cash used in financing activities primarily related to the March 2021 Refinancing Transactions, including the payment of approximately $42.6 million of associated costs and fees. The remaining amount primarily related to Payments of tax withholding for restricted shares of $14.1 million and Repayments of term loans subsequent to the March 2021 Refinancing Transactions of $5.0 million.
During the six months ended June 30, 2020, Net cash used in financing activities related primarily to Repayments of notes of $47.2 million associated with the June 2020 Refinancing Transactions, Repayments of term loans of $17.1 million and Payments of tax withholding for restricted shares of $6.9 million.
Contractual Obligations. As of June 30, 2021, there were no material changes in our contractual obligations from those disclosed in the Annual Report except for those related to the financing transactions described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Fluctuations. As further discussed above, our quarterly results have fluctuated in the past and may continue to fluctuate. Additionally, a substantial portion of our total revenues are through three wholesale drug distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
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
As further discussed in Note 19. Subsequent Events of the Condensed Consolidated Financial Statements included in Part I, Item 1, on August 4, 2021, the Company entered into definitive agreements to sell certain assets related to Endo’s retail generics business and, as a result, the Company expects to record a pre-tax non-cash loss during the third quarter of 2021 in the range of approximately $35 million to $45 million, approximating the difference between the total consideration and the estimated carrying amount of the disposed net assets at the sale closures. These preliminary estimated amounts are expected to be primarily attributable to our Generic Pharmaceuticals segment.
Additionally, as further discussed above under the heading “RESULTS OF OPERATIONS,” our Generic Pharmaceuticals segment and certain of the products in our Sterile Injectables segment are subject to risks and uncertainties related to future competition, including the potential introduction of generic versions of VASOSTRICT®. If actual results for these segments differ from our expectations, as a result of competition or otherwise, and/or if we make changes to our assumptions for these segments relating to competition or any other risks or uncertainties, the estimated future revenues and cash flows could be significantly reduced, which could ultimately result in asset impairment charges that may be material, which could relate to, among other things, our Sterile Injectables segment’s goodwill balance of approximately $2.7 billion and/or our Sterile Injectables segment’s and/or our Generic Pharmaceuticals segment’s long-lived and other assets.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At June 30, 2021 and December 31, 2020, the aggregate principal amounts of such variable-rate indebtedness were $2,295.0 million and $3,595.5 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At June 30, 2021 and December 31, 2020, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $23.0 million and $36.0 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of June 30, 2021 and December 31, 2020, we had no other assets or liabilities with significant interest rate sensitivity.
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
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at June 30, 2021 and December 31, 2020. A 10% change at June 30, 2021 would have resulted in approximately $11 million in incremental foreign currency losses on such date. A 10% change at December 31, 2020 would have resulted in approximately $11 million in incremental foreign currency losses on such date.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report and in Part II, Item 1A. “Risk Factors” of our First Quarter 2021 Form 10-Q. There have been no material changes to our risk factors from those described therein except as set forth below.
Litigation and Liability Related Risks
We are regularly the subject of material legal proceedings, including significant lawsuits, product liability claims, governmental investigations and product recalls, any of which could have a material adverse effect on our company, including causing us to pursue one or more significant corporate transactions or remedial measures.
Our business exposes us to significant potential risks from lawsuits and other material legal proceedings including, but not limited to, matters associated with the testing, manufacturing, marketing, sale and use of our products. Some plaintiffs have received substantial damage awards against or entered into significant settlements with healthcare companies based upon various legal theories including, without limitation, claims for injuries allegedly caused by the use of their products. We have been, are currently and expect to continue to be subject to various lawsuits, product liability claims, other material legal proceedings, governmental investigations and/or product recalls, any of which could have a material adverse effect on our company or cause us to take one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. A number of legal proceedings that we are currently subject to are seeking significant monetary and other damages. Our legal proceedings are at various stages in the litigation process. Some trials or proceedings are ongoing and may be nearing a decision, others are scheduled or may begin during the remainder of 2021, and others are scheduled or may begin as soon as 2022 or 2023. The timing of any scheduled trial is subject to change.
For example, we, along with other manufacturers of prescription opioid medications, as well as distributors and other sellers of such medications, are the subject of lawsuits and have received subpoenas and other requests for information from various federal, state and local government agencies regarding the sale, marketing and/or distribution of prescription opioid medications. Numerous claims against opioid manufacturers, including us, have been and may continue to be filed by or on behalf of various plaintiffs, including states, counties, cities, Native American tribes and/or other government-related persons or entities, hospitals, health systems, unions, health and welfare funds or other third-party payers and/or individuals. See Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information. In these cases, plaintiffs have sought various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. As described above, a number of these cases are either in trial or are scheduled for trial in the near future. At any given time, we may be engaged in settlement or similar discussions regarding these or other cases; however, settlement demands and discussions often seek significant monetary and other remedies and there can be no assurance that we will receive settlement offers that are on terms that we consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Additionally, in the past, we have made the decision to settle some claims even though we believe we had meritorious defenses because of the significant legal and other costs that would have been required to defend such claims. There can be no assurance that settlement opportunities will continue to be available generally, or be consistent with our historic experience, or that we will not settle additional claims even if we believe we have meritorious defenses. We have not been able to settle most of the opioid claims made against us and, as a result, there are claims currently against us at various stages in the litigation process. Some trials or proceedings are ongoing and may be nearing a decision, others are scheduled or may begin during the remainder of 2021, and others are scheduled or may begin as soon as 2022 or 2023. The timing of any scheduled trial is subject to change. Awards against and settlements by us or our competitors could also incentivize parties to bring additional claims against us or increase settlement demands against us. In addition to the risks of direct expenditures for defense costs, settlements and/or judgments in connection with these claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Additionally, we have, and may continue to receive, claims or requests for indemnification from certain of our customers. Furthermore, we and other manufacturers of prescription opioid medications have been, and will likely continue to be, subject to negative publicity and press, which could harm our brand and the demand for our products. Certain other manufacturers of prescription opioid medications have publicly commenced, or announced their intention to commence, cases to seek the protections under Chapter 11 of the Bankruptcy Code to address the claims being asserted against such manufacturers in these opioid lawsuits and others may do so or take similar measures in the future. We cannot assure you how any such decisions will impact our company.

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
In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or which subsequent data demonstrate may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact. See the risk factor “Public concern around the abuse of opioids or other products including, without limitation, law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse and litigation could result in costs to our business and damage our reputation” for more information.
If we are found liable in any lawsuits, including the ongoing legal proceedings related to our sale, marketing and/or distribution of prescription opioid medications, product liability claims or actions related to our sales, marketing or pricing practices or if we are subject to governmental investigations or product recalls, it could result in the imposition of material damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. At any given time, we may be engaged in settlement or similar discussions, and we may voluntarily settle claims even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such claims. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance or accruals. As a result, we may experience significant negative impacts on our operations or financial position. To satisfy judgments or settlements or to pursue certain appeals, we may need to seek financing or bonding, which may not be available on terms acceptable to us, or at all, when required, particularly given the nature and amount of the claims against us. Judgments also could cause defaults under our debt agreements (which could result in cross-defaults or cross-accelerations in other agreements) and/or restrictions on product use or business practices and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows and could be further exacerbated by the impact of COVID-19.
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, at any given time, we may be engaged in one or more strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Actions that may be evaluated or pursued could include reorganization or restructuring activities of all or a portion of our business, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Some of these measures could take significant time to implement and others may require judicial or other third party approval. Any such actions may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value, and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits. See the risk factor “Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties” for more information.

See Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion of the foregoing and other material legal proceedings.
We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities.
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us and, should we suffer an adverse judgment, appeal and similar bonds may not be available in such amounts as may be necessary to further challenge all or part of such judgment. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described above. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover against potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay the amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings which we are exposed to and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
Public concern around the abuse of opioids or other products including, without limitation, law enforcement concerns over diversion or marketing practices, regulatory efforts to combat abuse and litigation could result in costs to our business and damage our reputation.
Media stories regarding drug abuse and diversion, including the abuse and diversion of prescription opioid medications and other controlled substances, are commonplace and have included our company. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of opioids, the limitations of abuse-deterrent formulations, the ability of abusers to discover previously unknown ways to abuse our products, public inquiries and investigations into drug abuse or litigation or regulatory or enforcement activity regarding sales, marketing, distribution or storage of opioids could have a material adverse effect on our reputation, on the results of litigation and on our ability to attract or maintain relationships with third-party partners, including suppliers, vendors, advisors, distributors, manufacturers, collaboration partners, administrators and agents. As a result of the timing and schedule of certain legal proceedings against us, we will likely be subject to additional press for the foreseeable future.
Manufacturers of prescription opioid medications have been the subject of significant civil and criminal investigatory and enforcement actions even in cases where such medications have received approval from the FDA or similar regulatory authorities. Numerous governmental and private persons and entities are pursuing litigation against opioid manufacturers, including us, as well as distributors and others, asserting alleged violations of various laws and regulations relating to opioids and/or other prescription medicines, relying on common law theories, and seeking to hold the defendants accountable for, among other things, societal costs associated with the misuse and abuse of prescription opioid medications as well as non-prescription opioids. A number of these legal proceedings are either in trial or are approaching trial or other significant events, which may result in increased settlement discussions, and other activity. There is a risk we will be subject to similar investigations, enforcement actions or litigations in the future, that we will suffer adverse decisions or verdicts of substantial amounts or that we will enter into monetary settlements. Any unfavorable outcomes as a result of such proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, at any given time, we may be engaged in one or more strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. In 2019, several manufacturers of prescription opioid medications commenced cases under Title 11 of the U.S. Code in order to address the large volume of claims asserted against them in such litigation and others may do so or take other similar measures in the future. See Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information. There have been proposals in certain legislatures to restrict the ability to compromise or release liability of certain parties in such cases, and we cannot assure you whether any such proposals will be made or adopted in the future or predict how any such proposals may affect the Company.
Regulatory actions at the federal, state and local level may seek to limit or restrict the manufacturing, distribution or sale of opioids, both directly and indirectly, and/or to impose novel policy or regulatory mechanisms regarding the distribution or sales of opioids. For example, in April 2019, New York enacted an excise tax on opioids. See the risk factor “Our business and financial condition may be adversely affected by legislation” in Part II, Item 1A. “Risk Factors” of the First Quarter 2021 Form 10-Q for more information.

Various government entities, including the U.S. Congress, state legislatures or other policy-making bodies in the U.S. or elsewhere have held hearings, conducted investigations and/or issued reports calling attention to opioid misuse and abuse, and some have mentioned or criticized the role of manufacturers, including us, in supplying or marketing opioid medications or failing to take adequate steps to detect or report suspicious orders or to prevent abuse and diversion. Press organizations have reported and likely will continue to report on these issues, and such reporting has and may further result in adverse publicity which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Financial and Liquidity Related Risks
Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties.
We rely on cash from operations as well as access to the financial markets to fund our operations, maintain liquidity and meet our financial obligations. Our operations are subject to many significant risks and uncertainties, including those related to generic competition and legal challenges that could impact our key products, including VASOSTRICT®, outstanding and future legal proceedings and governmental investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications, and others. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including one or more of the following:
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
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, at any given time, we may be engaged in one or more strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Actions that may be evaluated or pursued could include reorganization or restructuring activities of all or a portion of our business, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Some of these measures could take significant time to implement and others may require judicial or other third party approval. Additionally, we may need to refinance all or part of our then-existing indebtedness, reduce or delay capital expenditures or seek to raise additional capital. Any refinancing of our substantial indebtedness could be at significantly higher interest rates, which will depend on the conditions of the markets and our financial condition at such time, and may require us to comply with more onerous covenants, which could further restrict our business operations. Any refinancing may also increase the amount of our secured indebtedness. Negative developments in legal or other proceedings could also make it more difficult to consummate any of these transactions or for us to satisfy certain conditions required to borrow under our credit facilities. In addition, the terms of existing or future debt agreements may restrict us from consummating any of these alternatives. Likewise, any reorganizations or restructuring activities, corporate realignments, asset sales or divestitures, strategic partnerships or other actions that we take may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value, and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2021.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Appointment of Chief Accounting Officer
On August 6, 2021, the Company announced that Frank B. Raciti has been appointed to serve as Vice President, Controller and Chief Accounting Officer, effective August 9, 2021. Mr. Raciti will succeed Jack Boyle who is moving into the role of Senior Vice President, Corporate Development and Treasurer.
Mr. Raciti, 40, joined the Company in August 2016 as Director of Technical Accounting and has assumed various roles of increasing responsibility, most recently serving as Assistant Controller since April 2020. Previously, he served as Senior Director, Accounting from March 2019 until April 2020 and Director of Technical Accounting from August 2016 to March 2019. Prior to joining the Company, Mr. Raciti served as a public accountant for PricewaterhouseCoopers from September 2002 until August 2016, including two years in the firm’s National Office, SEC Services organization. Mr. Raciti is a certified public accountant in the Commonwealth of Pennsylvania and holds a Bachelor of Science degree in accounting and a Master’s degree in accounting and professional consultancy from Villanova University.
In connection with his appointment, Mr. Raciti will participate in the Company’s compensation and benefit plans at levels consistent with his position and scope of responsibility.
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
Date: August 6, 2021