Form 10-Q
period 2021-09-30
Endo International plc
filed 2021-11-05
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of October 28, 2021 was 233,670,998.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, any statements relating to the status and outcome of litigation, any future financial results, cost savings, revenues, expenses, net income and income per share, as well as future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any response to COVID-19 such as anticipated return to historical purchasing decisions by customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us), the outcome or progress of our contingency planning, including any potential bankruptcy filing, and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements with words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to our business as a result of COVID-19); the timing or results of any pending or future litigation, investigations or claims or actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, tax matters with the United States (U.S.) Internal Revenue Service (IRS) and key products such as VASOSTRICT®; unfavorable publicity regarding the misuse of opioids; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; the timing and uncertainty of the results of our strategic review and any related potential bankruptcy; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on February 26, 2021 (the Annual Report), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 7, 2021 (the First Quarter 2021 Form 10-Q), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the SEC on August 6, 2021 (the Second Quarter 2021 Form 10-Q), in Part II, Item 1A of this report and in other reports that we file with the SEC. These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document, including with respect to opioid-related proceedings or any other litigation; our ability to adjust to changing market conditions; our ability to attract and retain key personnel; our ability to maintain compliance with our financial obligations under certain of our outstanding debt obligations and avoid related downgrades of our debt and long-term corporate credit ratings (which could increase our cost of capital) and/or potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ outstanding indebtedness; our ability to incur additional borrowings in compliance with the covenants in our then-existing facilities or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness; and/or the potential for a significant reduction in our short-term and long-term revenues and/or any other factor that could cause us to be unable to fund our operations and liquidity needs, such as future capital expenditures and payment of our indebtedness. As a result of the possibility or occurrence of any such result, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Those remedial measures could include a potential bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, as further described in Part II, Item 1A. “Risk Factors” herein. We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans.
i

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report, Part II, Item 1A of the First Quarter 2021 Form 10-Q, Part II, Item 1A of the Second Quarter 2021 Form 10-Q and Part II, Item 1A of this report, we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,568,665	$1,213,437
Restricted cash and cash equivalents	131,605	171,563
Accounts receivable, net	533,827	511,262
Inventories, net	297,302	352,260
Prepaid expenses and other current assets	167,336	100,899
Income taxes receivable	10,259	63,837
Assets held for sale (NOTE 3)	39,952	—
Total current assets	$2,748,946	$2,413,258
PROPERTY, PLANT AND EQUIPMENT, NET	398,425	458,471
OPERATING LEASE ASSETS	34,359	37,030
GOODWILL	3,560,011	3,560,011
OTHER INTANGIBLES, NET	2,454,355	2,740,808
DEFERRED INCOME TAXES	1,818	1,824
OTHER ASSETS	48,638	53,235
TOTAL ASSETS	$9,246,552	$9,264,637
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$921,016	$835,940
Current portion of legal settlement accrual	395,826	372,121
Current portion of operating lease liabilities	11,230	11,613
Current portion of long-term debt	223,142	34,150
Liabilities held for sale (NOTE 3)	3,055	—
Total current liabilities	$1,554,269	$1,253,824
DEFERRED INCOME TAXES	22,522	26,066
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,050,874	8,280,578
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	35,149	38,132
OTHER LIABILITIES	274,055	313,976
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both September 30, 2021 and December 31, 2020	46	49
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 233,668,617 and 230,315,768 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	8,946,183	8,938,012
Accumulated deficit	(9,419,453)	(9,368,270)
Accumulated other comprehensive loss	(217,116)	(217,753)
Total shareholders’ deficit	$(690,317)	$(647,939)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,246,552	$9,264,637
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TOTAL REVENUES, NET	$772,028	$634,860	$2,203,777	$2,142,853
COSTS AND EXPENSES:
Cost of revenues	286,068	348,077	909,841	1,072,972
Selling, general and administrative	246,864	182,259	611,657	522,285
Research and development	25,616	32,055	90,024	94,165
Litigation-related and other contingencies, net	83,495	1,810	119,327	(23,938)
Asset impairment charges	42,155	8,412	50,393	106,197
Acquisition-related and integration items, net	(1,432)	(1,407)	(6,357)	17,100
Interest expense, net	142,958	135,648	418,852	397,689
Loss on extinguishment of debt	—	—	13,753	—
Other income, net	(5,955)	(7,194)	(4,671)	(25,318)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(47,741)	$(64,800)	$958	$(18,299)
INCOME TAX EXPENSE (BENEFIT)	1,548	4,174	13,372	(124,516)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(49,289)	$(68,974)	$(12,414)	$106,217
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(27,918)	(6,913)	(38,769)	(41,616)
NET (LOSS) INCOME	$(77,207)	$(75,887)	$(51,183)	$64,601
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(0.21)	$(0.30)	$(0.05)	$0.46
Discontinued operations	(0.12)	(0.03)	(0.17)	(0.18)
Basic	$(0.33)	$(0.33)	$(0.22)	$0.28
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(0.21)	$(0.30)	$(0.05)	$0.46
Discontinued operations	(0.12)	(0.03)	(0.17)	(0.18)
Diluted	$(0.33)	$(0.33)	$(0.22)	$0.28
WEIGHTED AVERAGE SHARES:
Basic	233,578	230,040	232,487	228,985
Diluted	233,578	230,040	232,487	233,379
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET (LOSS) INCOME	$(77,207)	$(75,887)	$(51,183)	$64,601
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(3,293)	$2,755	$637	$(6,058)
Total other comprehensive (loss) income	$(3,293)	$2,755	$637	$(6,058)
COMPREHENSIVE (LOSS) INCOME	$(80,500)	$(73,132)	$(50,546)	$58,543
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net (loss) income	$(51,183)	$64,601
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	350,455	391,463
Share-based compensation	22,237	33,452
Amortization of debt issuance costs and discount	10,755	12,058
Deferred income taxes	(3,633)	(4,147)
Change in fair value of contingent consideration	(6,771)	17,100
Loss on extinguishment of debt	13,753	—
Acquired in-process research and development charges	5,000	—
Asset impairment charges	50,393	106,197
Loss (gain) on sale of business and other assets	198	(16,730)
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(23,601)	(8,631)
Inventories	29,729	(33,062)
Prepaid and other assets	5,508	(18,455)
Accounts payable, accrued expenses and other liabilities	4,486	(147,176)
Income taxes payable/receivable, net	53,588	(107,227)
Net cash provided by operating activities	$460,914	$289,443
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(61,496)	(52,692)
Capitalized interest payments	(2,721)	(1,915)
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(5,000)	—
Product acquisition costs and license fees	(2,486)	(2,000)
Proceeds from sale of business and other assets, net	1,357	6,377
Net cash used in investing activities	$(70,346)	$(50,230)

	Nine Months Ended September 30,
	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	1,279,978	—
Proceeds from issuance of term loans, net	1,980,000	—
Repayments of notes	—	(57,649)
Repayments of term loans	(3,305,475)	(25,612)
Repayments of other indebtedness	(4,044)	(3,626)
Payments for debt issuance and extinguishment costs	(8,574)	—
Payments for contingent consideration	(3,355)	(3,535)
Payments of tax withholding for restricted shares	(14,688)	(7,935)
Proceeds from exercise of options	622	—
Net cash used in financing activities	$(75,536)	$(98,357)
Effect of foreign exchange rate	238	(458)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$315,270	$140,398
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,385,000	1,720,388
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,700,270	$1,860,786
SUPPLEMENTAL INFORMATION:
Cash paid into Qualified Settlement Funds for mesh legal settlements	$1,738	$—
Cash paid out of Qualified Settlement Funds for mesh legal settlements	$42,862	$107,225
Other cash distributions for mesh legal settlements	$28,208	$26,559
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
NOTE 1. BASIS OF PRESENTATION
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in the Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments and share-based compensation, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Furthermore, as a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. These actions could include a bankruptcy filing which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the items noted above or other uncertainties.
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

NOTE 3. DISCONTINUED OPERATIONS AND HELD FOR SALE
Astora
The operating results of the Company’s Astora business, which the board of directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Litigation-related and other contingencies, net	$25,000	$—	$25,000	$28,351
Loss from discontinued operations before income taxes	$(31,306)	$(7,134)	$(43,400)	$(47,158)
Income tax benefit	$(3,388)	$(221)	$(4,631)	$(5,542)
Discontinued operations, net of tax	$(27,918)	$(6,913)	$(38,769)	$(41,616)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $38.8 million and $41.6 million for the nine months ended September 30, 2021 and 2020, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
Certain Assets and Liabilities of Endo’s Retail Generics Business
As previously disclosed, in November 2020, we announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency, which are collectively referred to as the 2020 Restructuring Initiative and are further discussed in Note 4. Restructuring. These actions include an initiative to exit certain of our manufacturing and other sites to optimize our retail generics business cost structure. As part of this initiative, during the third quarter of 2021, we entered into definitive agreements to sell certain assets related to our retail generics business, as well as certain associated liabilities, to subsidiaries of Strides Pharma Science Limited (Strides) and certain other entities. Certain of the sales closed in October 2021 and the remainder of the sales are expected to close prior to the end of 2021. As a result of these sales, we expect to receive aggregate cash consideration of approximately $24 million, as well as certain non-cash consideration of approximately $13 million. The assets sold include certain of our manufacturing facilities in Chestnut Ridge, New York and Irvine, California, as well as certain U.S. generic retail products and certain related product inventory. Under the terms of the agreements, Strides will provide Endo with certain contract manufacturing and other services on a transitional basis. Endo will also provide Strides with certain transitional services.
During the third quarter of 2021, these assets and liabilities met the criteria to be classified as held for sale in the Condensed Consolidated Balance Sheets, at which time we ceased depreciating the related long-lived assets. We recognized an estimated expected pre-tax disposal loss of $42.2 million during the third quarter of 2021 to write down the carrying amount of the disposal group to fair value, less cost to sell, which we recorded in Asset impairment charges in the Condensed Consolidated Statements of Operations. Additionally, as a result of the transactions summarized above, we recognized a pre-tax reversal of accrued employee separation charges of $19.8 million during the third quarter of 2021, reflecting a reduction in related estimated cash outlays for employees expected to transition to the purchasers. These amounts are included in the quantitative disclosures of the 2020 Restructuring Initiative included in Note 4. Restructuring.
The following table provides the components of Assets and Liabilities held for sale as of September 30, 2021 (in thousands):

September 30, 2021
Inventories, net	$30,060
Property, plant and equipment, net	49,661
Operating lease assets	107
Other intangibles, net	2,279
Impairment of carrying amount	(42,155)
Assets held for sale	$39,952
Accounts payable and accrued expenses	2,406
Operating lease liabilities	649
Liabilities held for sale	$3,055

These assets and liabilities, which are primarily part of the Company’s Generic Pharmaceuticals segment, do not meet the requirements for treatment as a discontinued operation.
NOTE 4. RESTRUCTURING
Set forth below are disclosures relating to restructuring initiatives for which amounts recognized or cash expenditures during the three- or nine-month periods ended September 30, 2021 or 2020 were material or that had material restructuring liabilities at either September 30, 2021 or December 31, 2020.
2020 Restructuring Initiative
On November 5, 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency (the 2020 Restructuring Initiative). These actions are expected to generate significant cost savings that will be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions include the following:
•Optimizing the Company’s retail generics business cost structure by exiting manufacturing sites in Irvine, California and Chestnut Ridge, New York, as well as active pharmaceutical ingredient manufacturing and bioequivalence study sites in India. The sites will be exited in a phased approach that is expected to be completed between the fourth quarter of 2021 and the second half of 2022, beginning with the sale transactions that are further discussed in Note 3. Discontinued Operations and Held for Sale. Certain products currently manufactured at the Irvine and Chestnut Ridge sites are expected to be transferred to other internal and external sites within the Company’s manufacturing network.
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
The amounts in this footnote related to the 2020 Restructuring Initiative include the sale transactions that are further discussed in Note 3. Discontinued Operations and Held for Sale.
As a result of the 2020 Restructuring Initiative, the Company’s global workforce is expected to be reduced by approximately 500 net full-time positions. The Company expects to realize annualized pre-tax cash savings (without giving effect to the costs described below) of approximately $85 million to $95 million by the first half of 2023, primarily related to reductions in Cost of revenues of approximately $65 million to $70 million and other expenses, including Selling, general and administrative and Research and development expenses, of approximately $20 million to $25 million.
As a result of the 2020 Restructuring Initiative, the Company expects to incur total pre-tax restructuring-related expenses of approximately $170 million to $190 million, of which approximately $145 million to $160 million relates to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs. These estimates, which have been updated to reflect the effects the sale transactions that are further discussed in Note 3. Discontinued Operations and Held for Sale, consist of accelerated depreciation charges of approximately $45 million to $55 million, asset impairment charges of approximately $50 million, employee separation, continuity and other benefit-related costs of approximately $60 million to $65 million and certain other restructuring costs of approximately $15 million to $20 million. Cash outlays associated with the 2020 Restructuring Initiative are expected to be approximately $80 million and consist primarily of employee separation, continuity and other benefit-related costs and certain other restructuring costs. The Company anticipates these actions will be substantially completed by the end of 2022, with substantially all cash payments made by then.

The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net restructuring charges (charge reversals) related to:
Accelerated depreciation	$6,350	$6,291	$22,329	$14,676
Asset impairments	42,155	7,391	42,155	7,391
Excess inventory reserves	719	—	6,513	—
Employee separation, continuity and other benefit-related costs	(14,481)	53,647	(6,150)	53,647
Certain other restructuring costs	1,209	—	3,003	—
Total	$35,952	$67,329	$67,850	$75,714
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $31.0 million and $53.5 million of pre-tax net charges during the three and nine months ended September 30, 2021, respectively, and $57.8 million and $66.2 million of pre-tax net charges during the three and nine months ended September 30, 2020, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of September 30, 2021, cumulative amounts incurred to date include charges related to accelerated depreciation of approximately $44.8 million, asset impairments related to identifiable intangible assets, certain operating lease assets and the disposal group that is further discussed in Note 3. Discontinued Operations and Held for Sale of approximately $49.5 million, excess inventory reserves of approximately $9.6 million, employee separation, continuity and other benefit-related costs of approximately $53.9 million and certain other restructuring costs of approximately $3.7 million. Of these amounts, approximately $132.4 million were attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net restructuring charges (charge reversals) included in:
Cost of revenues	$(11,050)	$36,172	$9,294	$42,198
Selling, general and administrative	4,946	20,185	15,174	22,130
Research and development	(99)	3,581	1,227	3,995
Asset impairment charges	42,155	7,391	42,155	7,391
Total	$35,952	$67,329	$67,850	$75,714
Changes to the liability for the 2020 Restructuring Initiative during the nine months ended September 30, 2021 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2020	$58,338	$664	$59,002
Net (charge reversals) charges	(6,150)	2,731	(3,419)
Cash payments	(28,957)	(3,168)	(32,125)
Liability balance as of September 30, 2021	$23,231	$227	$23,458
Of the liability at September 30, 2021, $23.1 million is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
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

We evaluate segment performance based on Segment adjusted income (loss) from continuing operations before income tax, which we define as (Loss) income from continuing operations before income tax and before certain upfront and milestone payments to partners; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; and certain other items.
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
The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues from external customers:
Branded Pharmaceuticals	$230,977	$223,682	$665,652	$557,276
Sterile Injectables	343,653	251,393	946,998	906,997
Generic Pharmaceuticals	174,306	135,508	522,451	602,670
International Pharmaceuticals (1)	23,092	24,277	68,676	75,910
Total net revenues from external customers	$772,028	$634,860	$2,203,777	$2,142,853
Segment adjusted income (loss) from continuing operations before income tax:
Branded Pharmaceuticals	$105,849	$120,368	$301,277	$267,964
Sterile Injectables	282,300	190,498	751,922	696,147
Generic Pharmaceuticals	34,010	(13,428)	89,036	91,293
International Pharmaceuticals	6,764	10,679	24,337	34,180
Total segment adjusted income (loss) from continuing operations before income tax	$428,923	$308,117	$1,166,572	$1,089,584
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.
The table below provides reconciliations of our Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total consolidated (loss) income from continuing operations before income tax	$(47,741)	$(64,800)	$958	$(18,299)
Interest expense, net	142,958	135,648	418,852	397,689
Corporate unallocated costs (1)	65,317	39,976	141,291	116,888
Amortization of intangible assets	91,901	104,066	281,101	325,801
Upfront and milestone payments to partners	525	275	6,206	2,469
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	19,829	67,692	58,632	100,356
Certain litigation-related and other contingencies, net (3)	83,495	1,810	119,327	(23,938)
Certain legal costs (4)	38,842	18,343	82,961	51,884
Asset impairment charges (5)	42,155	8,412	50,393	106,197
Acquisition-related and integration items, net (6)	(1,432)	(1,407)	(6,357)	17,100
Loss on extinguishment of debt	—	—	13,753	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,036)	1,663	466	(2,426)
Other, net (7)	(4,890)	(3,561)	(1,011)	15,863
Total segment adjusted income (loss) from continuing operations before income tax	$428,923	$308,117	$1,166,572	$1,089,584
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended September 30, 2021 include net employee separation, continuity and other benefit-related charge reversals of $11.3 million, accelerated depreciation charges of $6.4 million and other net charges, including those related to strategic review initiatives, of $24.8 million. Amounts for the nine months ended September 30, 2021 include net employee separation, continuity and other benefit-related charge reversals of $1.2 million, accelerated depreciation charges of $22.3 million and other net charges, including those related to strategic review initiatives, of $37.5 million. Amounts for the three months ended September 30, 2020 include net employee separation, continuity and other benefit-related charges of $58.0 million, accelerated depreciation charges of $6.3 million and other net charges, including those related to strategic review initiatives, of $3.4 million. Amounts for the nine months ended September 30, 2020 include net employee separation, continuity and other benefit-related charges of $75.9 million, accelerated depreciation charges of $14.7 million and other net charges, including those related to strategic review initiatives, of $9.8 million. These amounts relate primarily to our restructuring activities as further described in Note 4. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges and certain settlement proceeds related to suits filed by our subsidiaries. Our material legal proceedings and other contingent matters are described in more detail in Note 13. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 9. Goodwill and Other Intangibles, as well as certain disposal group impairment charges as further discussed in Note 3. Discontinued Operations and Held for Sale.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)Amounts for the three and nine months ended September 30, 2021 primarily relate to a gain of $4.9 million associated with the resolution of a prior contract dispute. For the nine months ended September 30, 2021, this gain was partially offset by $3.9 million of third party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs. Amounts for the nine months ended September 30, 2020 include $31.1 million of third party fees incurred in connection with the June 2020 Refinancing Transactions, which were accounted for as debt modification costs. Refer to Note 12. Debt for additional information. Other amounts in this row primarily relate to gains on sales of businesses and other assets.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and nine months ended September 30, 2021 and 2020, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$105,509	$88,167	$312,266	$211,022
SUPPRELIN® LA	30,069	28,229	85,665	63,344
Other Specialty (1)	26,339	23,724	74,407	68,795
Total Specialty Products	$161,917	$140,120	$472,338	$343,161
Established Products:
PERCOCET®	$26,914	$27,508	$78,695	$82,789
TESTOPEL®	11,686	18,068	32,314	26,877
Other Established (2)	30,460	37,986	82,305	104,449
Total Established Products	$69,060	$83,562	$193,314	$214,115
Total Branded Pharmaceuticals (3)	$230,977	$223,682	$665,652	$557,276
Sterile Injectables:
VASOSTRICT®	$255,697	$155,412	$676,764	$572,530
ADRENALIN®	28,722	30,662	88,136	120,335
Other Sterile Injectables (4)	59,234	65,319	182,098	214,132
Total Sterile Injectables (3)	$343,653	$251,393	$946,998	$906,997
Total Generic Pharmaceuticals (5)	$174,306	$135,508	$522,451	$602,670
Total International Pharmaceuticals (6)	$23,092	$24,277	$68,676	$75,910
Total revenues, net	$772,028	$634,860	$2,203,777	$2,142,853
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray, AVEED® and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
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

Restricted Cash and Cash Equivalents
Amounts reported as Restricted cash and cash equivalents in our Condensed Consolidated Balance Sheets primarily relate to litigation-related matters, including approximately $85.9 million and $127.0 million held in Qualified Settlement Funds (QSFs) for mesh-related matters at September 30, 2021 and December 31, 2020, respectively. See Note 13. Commitments and Contingencies for further information about mesh-related and other litigation-related matters. Additionally, at September 30, 2021 and December 31, 2020, approximately $45.0 million and $25.0 million, respectively, of restricted cash and cash equivalents related to certain insurance-related matters.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Fair Value Measurements at September 30, 2021 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$181,443	$—	$—	$181,443
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$5,605	$5,605
Acquisition-related contingent consideration—noncurrent	$—	$—	$17,607	$17,607

	Fair Value Measurements at December 31, 2020 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$214,120	$—	$—	$214,120
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$8,566	$8,566
Acquisition-related contingent consideration—noncurrent	$—	$—	$27,683	$27,683
At September 30, 2021 and December 31, 2020, money market funds include $17.8 million and $26.5 million, respectively, in QSFs to be disbursed to mesh-related or other product liability claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 13. Commitments and Contingencies for further discussion of our product liability cases. At September 30, 2021 and December 31, 2020, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning of period	$27,447	$42,057	$36,249	$29,657
Amounts settled	(2,612)	(3,103)	(6,302)	(8,785)
Changes in fair value recorded in earnings	(1,435)	(1,407)	(6,771)	17,100
Effect of currency translation	(188)	162	36	(263)
End of period	$23,212	$37,709	$23,212	$37,709

At September 30, 2021, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from approximately 10.0% to 15.0% (weighted average rate of approximately 10.7%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2021 by acquisition (in thousands):

	Balance as of December 31, 2020	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of September 30, 2021
Auxilium acquisition	$14,484	$(276)	$(1,975)	$12,233
Lehigh Valley Technologies, Inc. acquisitions	13,100	(6,853)	(2,947)	3,300
Other	8,665	358	(1,344)	7,679
Total	$36,249	$(6,771)	$(6,266)	$23,212
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 were as follows (in thousands):

	Fair Value Measurements during the Nine Months Ended September 30, 2021 (1) using:			Total Expense for the Nine Months Ended September 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$5,011	$(7,811)
Certain property, plant and equipment	—	—	—	(427)
Total	$—	$—	$5,011	$(8,238)
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
NOTE 7. INVENTORIES
Inventories consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials (1)	$71,528	$99,495
Work-in-process (1)	103,316	98,753
Finished goods (1)	122,458	154,012
Total	$297,302	$352,260
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At September 30, 2021 and December 31, 2020, $8.5 million and $13.2 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company’s Condensed Consolidated Balance Sheets included approximately $17.7 million and $37.5 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 8. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at September 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Line Items	September 30, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$34,359	$37,030
Finance lease right-of-use assets	Property, plant and equipment, net	40,616	47,549
Total right-of-use assets		$74,975	$84,579
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$11,230	$11,613
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	35,149	38,132
Total operating lease liabilities		$46,379	$49,745
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$6,683	$6,227
Noncurrent finance lease liabilities	Other liabilities	19,897	25,027
Total finance lease liabilities		$26,580	$31,254
The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Line Items	2021	2020	2021	2020
Operating lease cost	Various (1)	$3,612	$3,339	$10,869	$10,443
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,311	$2,311	$6,933	$6,933
Interest on lease liabilities	Interest expense, net	$310	$416	$1,015	$1,323
Other lease costs and income:
Variable lease costs (2)	Various (1)	$3,035	$2,601	$9,099	$7,443
Operating lease right-of-use asset impairment charges	Asset impairment charges	$—	$6,392	$—	$6,392
Sublease income	Various (1)	$(957)	$(1,077)	$(2,837)	$(2,870)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,988	$2,815	$9,032	$8,589
Selling, general and administrative	$4,959	$4,309	$14,870	$13,209
Research and development	$54	$50	$162	$151
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$10,010	$10,819
Operating cash payments for finance leases	$1,791	$1,982
Financing cash payments for finance leases	$4,044	$3,626
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$4,985	$—
__________
(1)Primarily relates to an increase in lease liabilities and right-of-use assets related to a lease modification.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents information about our goodwill at September 30, 2021 and December 31, 2020 (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2020	$828,818	$2,731,193	$—	$—	$3,560,011
Goodwill as of September 30, 2021	$828,818	$2,731,193	$—	$—	$3,560,011
The carrying amounts of goodwill at September 30, 2021 and December 31, 2020 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2020	$855,810	$—	$3,142,657	$546,251	$4,544,718
Accumulated impairment losses as of September 30, 2021	$855,810	$—	$3,142,657	$548,477	$4,546,944

Other Intangible Assets
Changes in the amounts of other intangible assets for the nine months ended September 30, 2021 are set forth in the table below (in thousands). This table excludes changes related to assets classified as held for sale to the extent such changes occurred after the assets were classified as held for sale.

Cost basis:	Balance as of December 31, 2020	Acquisitions	Impairments	Other (1)	Effect of Currency Translation	Balance as of September 30, 2021
Indefinite-lived intangibles:
In-process research and development	$3,000	$—	$—	$(3,000)	$—	$—
Total indefinite-lived intangibles	$3,000	$—	$—	$(3,000)	$—	$—
Finite-lived intangibles:
Licenses (weighted average life of 14 years)	$439,230	$4,177	$(1,300)	$—	$—	$442,107
Tradenames	6,409	—	—	—	—	6,409
Developed technology (weighted average life of 12 years)	6,442,734	—	(6,511)	(210,476)	1,063	6,226,810
Total finite-lived intangibles (weighted average life of 12 years)	$6,888,373	$4,177	$(7,811)	$(210,476)	$1,063	$6,675,326
Total other intangibles	$6,891,373	$4,177	$(7,811)	$(213,476)	$1,063	$6,675,326

Accumulated amortization:	Balance as of December 31, 2020	Amortization	Impairments	Other (1)	Effect of Currency Translation	Balance as of September 30, 2021
Finite-lived intangibles:
Licenses	$(415,193)	$(3,595)	$—	$—	$—	$(418,788)
Tradenames	(6,409)	—	—	—	—	(6,409)
Developed technology	(3,728,963)	(277,506)	—	211,196	(501)	(3,795,774)
Total other intangibles	$(4,150,565)	$(281,101)	$—	$211,196	$(501)	$(4,220,971)
Net other intangibles	$2,740,808					$2,454,355
__________
(1)Includes reclassification adjustments of $3.0 million for certain developed technology intangible assets, previously classified as in-process research and development, that were placed in service during the nine months ended September 30, 2021, as well as the transfer of certain developed technology intangible assets with a cost basis of $213.5 million and accumulated amortization of $211.2 million to Assets held for sale, as further discussed in Note 3. Discontinued Operations and Held for Sale.
Amortization expense for the three and nine months ended September 30, 2021 totaled $91.9 million and $281.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 totaled $104.1 million and $325.8 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2020 is as follows (in thousands):

2021	$372,900
2022	$357,054
2023	$314,904
2024	$280,280
2025	$258,621
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
During the three and nine months ended September 30, 2021 and 2020, the Company incurred the following goodwill and other intangible asset impairment charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Goodwill impairment charges	$—	$—	$—	$32,786
Other intangible asset impairment charges	$—	$2,020	$7,811	$65,771
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
NOTE 10. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At September 30, 2021, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	September 30, 2021	December 31, 2020	$ Change	% Change
Contract assets, net (1)	$13,024	$13,525	$(501)	(4)%
Contract liabilities, net (2)	$4,804	$6,028	$(1,224)	(20)%
__________
(1)At September 30, 2021 and December 31, 2020, approximately $3.0 million and $3.2 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At September 30, 2021 and December 31, 2020, approximately $0.6 million and $1.4 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the nine months ended September 30, 2021, approximately $0.4 million of revenue was recognized that was included in the contract liability balance at December 31, 2020.
During the nine months ended September 30, 2021, we recognized revenue of $25.3 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts payable	$111,045	$94,408
Returns and allowances	180,269	207,916
Rebates	158,368	126,644
Chargebacks	3,124	2,177
Other sales deductions	2,843	—
Accrued interest	162,502	98,105
Accrued payroll and related benefits	111,426	130,092
Accrued royalties and other distribution partner payables	47,665	59,745
Acquisition-related contingent consideration—current	5,605	8,566
Other	138,169	108,287
Total	$921,016	$835,940
NOTE 12. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021			December 31, 2020
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022	7.25%	$8,294	$8,294	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022	5.75%	172,048	172,048	5.75%	172,048	172,048
5.375% Senior Notes due 2023	5.62%	6,127	6,109	5.62%	6,127	6,098
6.00% Senior Notes due 2023	6.28%	56,436	56,167	6.28%	56,436	56,063
5.875% Senior Secured Notes due 2024	6.14%	300,000	297,758	6.14%	300,000	297,267
6.00% Senior Notes due 2025	6.27%	21,578	21,401	6.27%	21,578	21,366
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,997,099	7.70%	2,015,479	1,995,142
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	933,088	9.68%	940,590	932,395
6.00% Senior Notes due 2028	6.11%	1,260,416	1,252,426	6.11%	1,260,416	1,251,725
6.125% Senior Secured Notes due 2029	6.34%	1,295,000	1,278,278		—	—
Term Loan Facility	6.12%	1,990,000	1,951,348	5.21%	3,295,475	3,274,330
Revolving Credit Facility	2.63%	300,000	300,000	2.69%	300,000	300,000
Total long-term debt, net		$8,365,968	$8,274,016		$8,376,443	$8,314,728
Less: current portion, net		223,142	223,142		34,150	34,150
Total long-term debt, less current portion, net		$8,142,826	$8,050,874		$8,342,293	$8,280,578
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at September 30, 2021. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027, (iii) the 6.125% Senior Secured Notes due 2029 and (iv) the Credit Agreement and related loan documents are secured on a pari passu basis by a perfected first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.

The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $8.0 billion and $8.4 billion at September 30, 2021 and December 31, 2020, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
Following the March 2021 Refinancing Transactions (as defined and further described below), the Company and certain of its subsidiaries are party to a credit agreement (as amended and/or restated from time to time, the Credit Agreement), which provides for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding under the Credit Facilities are set forth in the table above. After giving effect to borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $693.0 million of remaining credit is available under the Revolving Credit Facility as of September 30, 2021. The Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
The Credit Agreement contains affirmative and negative covenants and events of default that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends and other restricted payments, investments and transactions with the Company’s affiliates. As of September 30, 2021 and December 31, 2020, we were in compliance with all such covenants. The events of default include, among other things, non-payment of principal or interest, breach of covenants, certain bankruptcies, cross default with respect to certain debt having a principal amount in excess of $150.0 million and the entry of certain non-appealable judgments by a court for the payment of money in excess of $150.0 million (net of amounts covered by insurance) that have not been paid or discharged within certain specified time periods and during which time execution has not been stayed. The events of default are subject to certain grace periods, may require the administrative agent or lenders to take certain action to accelerate the outstanding loans and other secured obligations under the Credit Agreement and may be waived, cured or amended in a number of circumstances.
Following the March 2021 Refinancing Transactions, the commitments under the Revolving Credit Facility now generally mature as follows: (i) approximately $248.7 million in March 2024 and (ii) approximately $675.3 million in March 2026. In October 2021, commitments under the Revolving Credit Facility of approximately $76.0 million matured. This maturity, which reduced the remaining credit available under the Revolving Credit Facility, occurred because the 7.25% Senior Notes due 2022 and the 5.75% Senior Notes due 2022 were not refinanced or repaid in full prior to the date that was 91 days prior to their January 15, 2022 maturity dates. As a result of this maturity, the Company repaid approximately $22.8 million of borrowings in October 2021, representing the amount borrowed pursuant to these matured commitments.
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
Senior Notes and Senior Secured Notes
Following the March 2021 Refinancing Transactions, our various senior notes and senior secured notes mature between 2022 and 2029. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein, in the following ways:
•Until a date specified in each indenture (the Non-Call Period), the notes may be redeemed, in whole or in part, by paying the sum of: (i) 100% of the principal amount being redeemed, (ii) an applicable make-whole premium as described in each indenture and (iii) accrued and unpaid interest to, but excluding, the redemption date. As of September 30, 2021, the Non-Call Period has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027, the 6.00% Senior Notes due 2028 and the 6.125% Senior Secured Notes due 2029.

•After the Non-Call Period specified in each indenture, the notes may be redeemed, in whole or in part, at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption prices for each of our notes vary over time. The redemption prices pursuant to this clause range from 100.000% to 107.125% of principal at September 30, 2021; however, these redemption prices generally decrease to 100% of the principal amount of the applicable notes over time as the notes approach maturity pursuant to a step-down schedule set forth in each of the indentures.
•Until a date specified in each indenture, the notes may be redeemed, in part (up to 35% or 40% of the principal amount outstanding as specified in each indenture), with the net cash proceeds from specified equity offerings at redemption prices set forth in each indenture, plus accrued and unpaid interest to, but excluding, the redemption date. As of September 30, 2021, this clause has expired for each of our notes except for the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027, the 6.00% Senior Notes due 2028 and the 6.125% Senior Secured Notes due 2029, for which the specified redemption premiums are 107.500%, 109.500%, 106.000% and 106.125%, respectively.
We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
The indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain affirmative and negative covenants and events of default that the Company believes to be customary for similar indentures. Under these indentures, the negative covenants, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indentures) to incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; enter into sale and leaseback transactions; agree to certain restrictions on the ability of restricted subsidiaries to make certain payments to the Company or any of its restricted subsidiaries; create certain liens; merge, consolidate or sell all or substantially all of the Company’s assets; enter into certain transactions with affiliates or designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of exceptions and qualifications, including the fall away or revision of certain of these covenants and release of collateral in the case of the senior secured notes, upon the notes receiving investment grade credit ratings. At September 30, 2021 and December 31, 2020, we were in compliance with all covenants contained in the indentures governing our various senior notes and senior secured notes. In addition, pursuant to the terms of the indentures governing certain of our senior unsecured notes, the restricted subsidiaries of Endo International plc, whose assets comprise substantially all of the Company’s consolidated total assets after intercompany eliminations, are subject to various restrictions limiting their ability to transfer assets in excess of certain thresholds to Endo International plc. Under these indentures, the events of default include, among other things, non-payment of principal or interest, breach of covenants, certain bankruptcies, failure to make any required payment at maturity on certain debt having a principal amount in excess of $150.0 million, or the acceleration of such debt, and the entry of certain judgments by a court for the payment of money in excess of $150.0 million (net of amounts covered by insurance) that have not been satisfied, stayed, rescinded or annulled within certain specified time periods. The events of default are subject to certain grace periods, may require the trustee or holders to take certain action to accelerate the notes and may be waived or amended in a number of circumstances.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the nine months ended September 30, 2021 and the year ended December 31, 2020. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2020, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
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
Maturities
The following table presents, as of September 30, 2021, the maturities on our long-term debt for each of the five fiscal years subsequent to December 31, 2020 (in thousands):

Maturities (1)
2021 (2)	$37,800
2022	$200,342
2023	$82,563
2024 (2)	$394,600
2025	$41,578
__________
(1)Per the terms of the Credit Agreement, certain amounts borrowed pursuant to the Credit Facilities could mature prior to their scheduled maturity date if certain of our senior notes are not refinanced or repaid prior to the date that is 91 days prior to the respective stated maturity dates thereof. Accordingly, we may seek to repay or refinance certain senior notes prior to their stated maturity dates or otherwise may be required to repay certain amounts borrowed pursuant to the Credit Facilities prior to their scheduled maturity dates. The amounts in this maturities table do not generally reflect any potential early repayments or refinancings, except for any that have already been triggered as of the date this report was issued. For additional information, refer to the discussion above under the heading “Credit Facilities.”
(2)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at September 30, 2021, $22.8 million matured in October 2021 and $74.6 million will mature in 2024, with the remainder maturing in 2026.

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
Notwithstanding the foregoing, amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts that we expect or that coverage will otherwise be available. We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us and, should we suffer an adverse judgment, appeal and similar bonds may not be available in such amounts as may be necessary to further challenge all or part of such judgment. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described below. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover against potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay the amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Actions that may be evaluated or pursued could include reorganization or restructuring activities of all or a portion of our business, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Some of these actions could take significant time to implement and others may require judicial or other third-party approval. As further described below, thousands of governmental persons and entities and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims. We have not been able to settle most of the opioid claims made against us and, as a result, we are exploring a wide array of potential actions as part of our contingency planning. These actions could include a bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparts; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management’s time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations. We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans. Certain of these risks and uncertainties could also occur if our suppliers or other third parties believe that we may pursue one or more significant corporate transactions or other remedial measures.
As of September 30, 2021, our accrual for loss contingencies totaled $395.8 million, the most significant components of which relate to: (i) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016, and (ii) a settlement relating to the Pelletier securities case described below, which remains subject to court approval and is expected to be funded by the Company’s insurers. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. While the timing of the resolution of certain of the matters accrued for as loss contingencies remains uncertain and could extend beyond 12 months, as of September 30, 2021, the entire liability accrual amount is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets.

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
Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 71,000 filed and unfiled U.S. mesh claims as of September 30, 2021. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the QSFs and mesh liability accrual balances during the nine months ended September 30, 2021 (in thousands):

	Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2020	$126,998	$330,921
Additional charges	—	25,000
Cash contributions to Qualified Settlement Funds	1,738	—
Cash distributions to settle disputes from Qualified Settlement Funds	(42,862)	(42,862)
Cash distributions to settle disputes	—	(28,208)
Other (1)	18	(1,236)
Balance as of September 30, 2021	$85,892	$283,615
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
As of September 30, 2021, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $85.9 million of which remains in the QSFs as of September 30, 2021. We currently expect to fund all of the remaining payments under all previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
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
We will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests. The next trial is currently scheduled to begin in December 2021; however, the timing of trials is uncertain due to the impact of COVID-19 and other factors.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and Endo Ventures Limited, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of October 28, 2021, filed cases in the U.S. of which we were aware include, but are not limited to, approximately 20 cases filed by or on behalf of states; approximately 2,920 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 190 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases have been filed as putative class actions; to date, however, no court has certified a litigation class. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta by the City of Grand Prairie, Alberta, and The Corporation of the City of Brantford, Ontario, on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan by the Peter Ballantyne Cree Nation and the Lac La Ronge Indian Band, on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in Ontario, Quebec and British Columbia, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
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
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio; other cases are pending in various federal or state courts. The cases are at various stages in the litigation process. Some cases are at the pleading or discovery stage; others are at the trial stage or may otherwise be nearing a decision. For example, a bench trial on liability began in April 2021 in People of the State of California v. Purdue Pharma L.P., et al., a case pending in Superior Court in Orange County, California. The plaintiffs in the case, Orange, Santa Clara and Los Angeles Counties and the City of Oakland, assert claims against EPI and EHSI, among others, for public nuisance, alleged violations of California’s Unfair Competition Law and alleged violations of California’s False Advertising Law. In November 2021, the court issued a tentative decision in defendants’ favor on all counts and directed defendants to submit a proposed statement of decision and proposed judgment within thirty days. Under current schedules, the next trial is set for February 2022 in County of Dallas v. Purdue Pharma L.P., et al. before the 116th Judicial District Court (Dallas, Texas). Other cases have also been set for trial in various courts around the country. Trials may occur earlier or later than currently scheduled, as timing remains uncertain due to the impact of COVID-19 and other factors.
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. In July 2021, DFS filed an amended statement of charges. The amended statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers and seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. A hearing previously set for June 2021 was adjourned; a status conference is currently set for February 2022. In July 2021, EPI, EHSI, PPI and PPCI, among others, filed a petition for judgment in New York state court seeking to prohibit DFS from proceeding with its administrative enforcement action.

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
In July 2021, EPI and EHSI executed a settlement agreement with nine counties in eastern Tennessee, eighteen municipalities within those counties and a minor individual, all of whom were plaintiffs in a case filed in the Circuit Court for Sullivan County, Tennessee as Staubus, et al. v Purdue Pharma, L.P., et al., and later known as Sullivan County, et al. v. Purdue Pharma, L.P., et al. The plaintiffs asserted claims under the Tennessee Drug Dealer Liability Act (DDLA) and claimed to be seeking economic damages of approximately $2.5 billion, as well as other relief, including exemplary damages of $10 billion. In April 2021, the court issued an order granting a default judgment on liability against EPI and EHSI and awarding the plaintiffs fees and costs relating to certain discovery issues. The parties’ settlement, which provides for a payment of $35 million, was reached shortly before a scheduled trial limited to the issue of damages. We recorded an accrual for this amount during the second quarter of 2021. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries.
In September 2021, Endo and its subsidiaries EPI, EHSI, PPI and PPCI executed a settlement agreement with certain plaintiffs in In re Opioid Litigation, pending in Suffolk County Supreme Court in the State of New York. The settlement resolved the claims of the State of New York and two of its counties. The settlement was reached partway through a jury trial on the issue of liability on those plaintiffs’ public nuisance claims. In August 2021, as trial was ongoing, the court, on the plaintiffs’ motion, issued an order to show cause why it should not impose sanctions, including a default judgment on liability, for alleged discovery misconduct; the plaintiffs subsequently sought additional sanctions. The parties’ settlement resolved the plaintiffs’ claims, including the motion for sanctions, as to the settling parties and provided for a payment of $50 million. We recorded an accrual for this amount during the third quarter of 2021. The settlement agreement was solely by way of compromise and settlement and was not in any way an admission of liability or fault by us or any of our subsidiaries.
In September 2021, EPI and EHSI reached an agreement in principle with the Louisiana Attorney General’s office to settle all opioid-related cases and claims of the state and other Louisiana governmental persons and entities in exchange for a total payment of $7.5 million. The settlement, including the payment, will be subject to participation by Louisiana’s political subdivisions and the execution of definitive documentation. We recorded an accrual for this amount during the third quarter of 2021. The settlement will include no admission of wrongdoing, fault or liability of any kind by us or any of our subsidiaries.
In October 2021, EPI and EHSI executed a settlement agreement with the Alabama Attorney General’s office intended to resolve all opioid-related cases and claims of the state and other Alabama governmental persons and entities in exchange for a total payment of $25 million. The settlement was reached shortly before a scheduled trial. The settlement, including the payment, will be subject to participation by Alabama’s political subdivisions. We recorded an accrual for this amount during the third quarter of 2021. The settlement includes no admission of wrongdoing, fault or liability of any kind by us or any of our subsidiaries.
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
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in Zantac® and generic ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). The complaints assert a variety of claims, including but not limited to various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief. Similar complaints against various defendants have also been filed in certain state courts, including California and Pennsylvania, and PPI currently is named in two state court actions, one of which has been removed to federal court. PPI and its subsidiaries have not manufactured or sold ranitidine since 2016.
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including third party payers pursuing class action claims, have appealed the dismissal orders to the U.S. Court of Appeals for the Eleventh Circuit. In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. Certain MDL Plaintiffs have appealed the July 2021 dismissal order.
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
Other Antitrust Matters
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued our subsidiaries EHSI and EPI and other pharmaceutical companies, including Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired, alleging violations of antitrust law arising out of an agreement between EPI and Impax to settle certain patent infringement litigation and EPI’s introduction of reformulated OPANA® ER. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. The cases have been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In April 2020, defendants filed motions for summary judgment and certain evidentiary motions. In June 2021, the court denied defendants’ motions for summary judgment, granted in part and denied in part defendants’ evidentiary motions and granted direct and indirect purchaser plaintiffs’ motions for class certification. In August 2021, following an appeal and remand from the U.S. Court of Appeals for the Seventh Circuit, the district court amended its class certification order to certify a narrower end-payer class. Trial is currently scheduled for June 2022; however, the timing of trials is uncertain due to the impact of COVID-19 and other factors.
Beginning in February 2009, the U.S. Federal Trade Commission (FTC) and certain private plaintiffs sued our subsidiaries PPCI (since June 2016, EGHI) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. In November 2019, PPI and PPCI entered into settlement agreements with all but one of the remaining plaintiffs in the MDL; a settlement with that remaining plaintiff was reached in April 2021. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of liability or fault. Separately, in August 2019, several alleged direct purchasers filed suit in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. In January 2020, the U.S. District Court for the Eastern District of Pennsylvania denied defendants’ motion to transfer venue to the Northern District of Georgia. The case is currently in discovery.
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
Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and federal antitrust laws in connection with the settlement of certain patent litigations concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the complaints that had been filed as of that time. In August 2021, the court issued an order dismissing certain aspects of plaintiffs’ claims but otherwise denying the motions to dismiss. The cases are currently in discovery.
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
In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). The complaint alleges, among other things, that a distribution agreement between Takeda and Par with respect to an authorized generic was in effect an output restriction conspiracy. The plaintiff asserts claims under Section 1 and Section 2 of the Sherman Act and seeks damages, treble damages and attorneys’ fees and costs. In November 2021, the defendants filed motions to dismiss.
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

Securities Litigation
In November 2017, a putative class action entitled Pelletier v. Endo International plc, Rajiv Kanishka Liyanaarchchie De Silva, Suketu P. Upadhyay and Paul V. Campanelli was filed in the U.S. District Court for the Eastern District of Pennsylvania by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the pricing of various generic pharmaceutical products. In June 2018, the court appointed Park Employees’ and Retirement Board Employees’ Annuity Benefit Fund of Chicago lead plaintiff in the action. In September 2018, the defendants filed a motion to dismiss, which the court granted in part and denied in part in February 2020. In particular, the court granted the motion and dismissed the claims with prejudice insofar as they were based on an alleged price-fixing conspiracy; the court otherwise denied the motion to dismiss, allowing other aspects of the lead plaintiff’s claims to proceed. In June 2020, the lead plaintiff moved for class certification. In February 2021, the court replaced the existing lead plaintiff with the Bucks County Employees’ Retirement Fund, appointed Alexandre Pelletier, Nathan Dole and Wayne Wingard as co-lead plaintiffs and ordered supplemental briefing on class certification. The court granted Wingard’s motion to withdraw as a co-lead plaintiff in April 2021. In May 2021, the court granted plaintiffs’ motion for class certification. In July 2021, defendants filed a motion to modify the class definition and remove Mr. Pelletier as a class representative in light of certain expert disclosures by plaintiffs. In June 2021, defendants moved for summary judgment on certain grounds. In October 2021, the parties entered into a settlement, subject to court approval, which provides for a payment of $63.4 million to the investor class in exchange for a release of their claims. The court preliminarily approved the settlement in October 2021 and scheduled a final approval hearing for February 2022. As a result of the settlement, during the third quarter of 2021, the Company recorded an increase of approximately $63.4 million to its accrual for loss contingencies. As the Company’s insurers are expected to fund the settlement, the Company also recorded a corresponding insurance receivable of approximately $63.4 million during the third quarter of 2021, which was recorded as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. The lead plaintiff filed an amended complaint in November 2020. In January 2021, the defendants filed a motion to dismiss. In August 2021, the court granted defendants’ motion to dismiss the amended complaint without prejudice, and granted plaintiffs leave to file a further amended complaint.
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
VASOSTRICT® Related Matters
In July 2016, Fresenius Kabi USA, LLC (Fresenius) sued our subsidiaries PPCI and PSP LLC in the U.S. District Court for the District of New Jersey alleging an anticompetitive scheme to exclude competition for PPCI’s VASOSTRICT®, a vasopressin-based cardiopulmonary drug. In particular, Fresenius alleged violations of Sections 1 and 2 of the Sherman Antitrust Act, as well as state antitrust and common law, based on assertions that our subsidiaries entered into exclusive supply agreements with one or more active pharmaceutical ingredient (API) manufacturers and that, as a result, Fresenius could not obtain vasopressin API in order to file an Abbreviated New Drug Application (ANDA) to obtain U.S. Food and Drug Administration (FDA) approval for its own vasopressin product. Fresenius sought actual, treble and punitive damages, attorneys’ fees and costs and injunctive relief. In February 2020, the court granted our subsidiaries’ motion for summary judgment on all claims and denied Fresenius’s cross-motion for partial summary judgment. In January 2021, the U.S. Court of Appeals for the Third Circuit vacated the district court’s order granting our subsidiaries’ motion for summary judgment and remanded for further consideration of that motion. In October 2021, following supplemental summary judgment briefing, the district court granted our subsidiaries’ motion for summary judgment on all claims and denied Fresenius’s cross-motion for summary judgment.

Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent, Fresenius, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited advising of the filing by such companies of ANDAs/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC filed lawsuits against Eagle Pharmaceuticals, Inc., Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, American Regent and Fresenius in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman legislative scheme. In December 2020, we separately filed suit against Eagle Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited in the U.S. District Court for the District of New Jersey in connection with a newly issued VASOSTRICT® genotyping patent. Beginning in May 2020 through January 2021, we reached settlements with American Regent, Sandoz, Inc., Amphastar Pharmaceuticals, Inc., Fresenius, Aurobindo Pharma Limited and Dr. Reddy’s Laboratories, Inc. We have voluntarily dismissed all cases pending against those defendants. The remaining Delaware cases against Eagle Pharmaceuticals, Inc. and Amneal Pharmaceuticals LLC have been consolidated and a trial was held in July 2021. In August of 2021, the court issued an opinion holding that Eagle’s proposed generic product will not infringe Par’s asserted patent claims. The court made no finding regarding the validity of the patents. We have appealed that ruling. The introduction of any competing versions of VASOSTRICT® could result in significant reductions to our market share, revenues and cash flows, both in the short term and long term, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
NOTE 14. OTHER COMPREHENSIVE (LOSS) INCOME
During the three and nine months ended September 30, 2021 and 2020, there were no tax effects allocated to any component of Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at September 30, 2021 and December 31, 2020 consist of Foreign currency translation loss.

NOTE 15. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and nine months ended September 30, 2021 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2020	$49	$23	$8,938,012	$(9,368,270)	$(217,753)	$(647,939)
Net income	—	—	—	41,524	—	41,524
Other comprehensive income	—	—	—	—	1,692	1,692
Compensation related to share-based awards	—	—	9,993	—	—	9,993
Exercise of options	—	—	622	—	—	622
Tax withholding for restricted shares	—	—	(4,863)	—	—	(4,863)
Other	(2)	—	—	—	—	(2)
BALANCE, MARCH 31, 2021	$47	$23	$8,943,764	$(9,326,746)	$(216,061)	$(598,973)
Net loss	—	—	—	(15,500)	—	(15,500)
Other comprehensive income	—	—	—	—	2,238	2,238
Compensation related to share-based awards	—	—	4,444	—	—	4,444
Tax withholding for restricted shares	—	—	(9,251)	—	—	(9,251)
BALANCE, JUNE 30, 2021	$47	$23	$8,938,957	$(9,342,246)	$(213,823)	$(617,042)
Net loss	—	—	—	(77,207)	—	(77,207)
Other comprehensive loss	—	—	—	—	(3,293)	(3,293)
Compensation related to share-based awards	—	—	7,800	—	—	7,800
Tax withholding for restricted shares	—	—	(574)	—	—	(574)
Other	(1)	—	—	—	—	(1)
BALANCE, SEPTEMBER 30, 2021	$46	$23	$8,946,183	$(9,419,453)	$(217,116)	$(690,317)

The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and nine months ended September 30, 2020 (in thousands):

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
Share-Based Compensation
The Company recognized share-based compensation expense of $7.8 million and $22.2 million during the three and nine months ended September 30, 2021, respectively, and $6.6 million and $33.5 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $28.0 million.
As of September 30, 2021, the weighted average remaining requisite service period for non-vested restricted stock units was 1.7 years.

NOTE 16. OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss (gain) on sale of business and other assets (1)	$107	$(1,888)	$198	$(16,730)
Foreign currency (gain) loss, net (2)	(754)	1,332	1,507	(1,491)
Net loss (gain) from our investments in the equity of other companies (3)	89	(2,609)	399	(2,373)
Other miscellaneous, net	(5,397)	(4,029)	(6,775)	(4,724)
Other income, net	$(5,955)	$(7,194)	$(4,671)	$(25,318)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 17. INCOME TAXES
The following table displays our (Loss) income from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) income from continuing operations before income tax	$(47,741)	$(64,800)	$958	$(18,299)
Income tax expense (benefit)	$1,548	$4,174	$13,372	$(124,516)
Effective tax rate	(3.2)%	(6.4)%	1,395.8%	680.5%
The change in Income tax expense (benefit) for the three months ended September 30, 2021 compared to the prior year period primarily relates to the geographic mix of pre-tax earnings.
The change in Income tax expense (benefit) for the nine months ended September 30, 2021 compared to the prior year period primarily relates to the 2020 discrete tax benefit for the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as discussed below, and changes in the geographic mix of pre-tax earnings.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of September 30, 2021. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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

In connection with the IRS’s examination of our 2015 Return, on December 31, 2020, the IRS issued a Technical Advice Memorandum (TAM) that we previously disclosed regarding the portion of our 2015 NOL that we believe qualifies as a specified product liability loss (SLL). The TAM concurred in part with our positions on the 2015 Return but disagreed with our position that the AMS worthless stock loss qualifies as an SLL. On April 23, 2021, we received draft NOPAs from the IRS consistent with the TAM. We continue to disagree with the IRS’s position and the draft NOPAs received and, if necessary, intend to contest any additional tax determined to be owed with respect to the NOPAs. However, if we were unsuccessful in contesting the IRS’s position, we have preliminarily estimated that we would have additional cash taxes payable to the IRS of between $70 million and $250 million excluding interest. We continue to discuss this position with the IRS and the actual amount that may be owed to the IRS if we are unsuccessful may be different than our preliminary estimate. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
NOTE 18. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
(Loss) income from continuing operations	$(49,289)	$(68,974)	$(12,414)	$106,217
Loss from discontinued operations, net of tax	(27,918)	(6,913)	(38,769)	(41,616)
Net (loss) income	$(77,207)	$(75,887)	$(51,183)	$64,601
Denominator:
For basic per share data—weighted average shares	233,578	230,040	232,487	228,985
Dilutive effect of ordinary share equivalents	—	—	—	4,394
For diluted per share data—weighted average shares	233,578	230,040	232,487	233,379
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
The following table presents, for the three and nine months ended September 30, 2021 and 2020, outstanding stock options and stock awards that could potentially dilute income per share amounts in the future that were not included in the computation of diluted income per share amounts for the periods presented because to do so would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	6,532	7,021	6,626	7,096
Stock awards	8,668	6,887	9,570	6,376
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
•In November 2020, we announced the initiation of several strategic actions, collectively referred to as the 2020 Restructuring Initiative, to further optimize operations and increase overall efficiency. We have been progressing these actions. For example, during the third quarter of 2021, we entered into definitive agreements to sell certain assets related to our retail generics business, as well as certain associated liabilities. Certain of the sales closed in October 2021, with the remainder expected to close prior to the end of 2021. We have recorded and expect to record certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of amounts recognized and expected future charges, refer to Note 3. Discontinued Operations and Held for Sale and Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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

•In addition to our other legal proceedings, we, along with others, are the subject of various legal proceedings regarding the sale, marketing and/or distribution of prescription opioid medications. We have not been able to settle most of the opioid claims made against us and, as a result, there are claims currently against us at various stages in the litigation process. Some cases are at the pleading or discovery stage; others are at the trial stage or may otherwise be nearing a decision. Other cases have also been set for trial in various courts around the country. The timing of any scheduled trial is subject to change. It is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. The implications of these legal proceedings could result in a possible restructuring of our or our subsidiaries’ obligations through a bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, as further described in Part II, Item 1A. “Risk Factors” herein. For further discussion, see Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Workforce. We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce around the globe while continuing to safely produce products upon which patients and their healthcare providers rely. We implemented alternative working practices and work-from-home requirements for appropriate employees, inclusive of our executive leadership team. We limited international and domestic travel, increased our already-thorough cleaning protocols throughout our facilities and prohibited non-essential visitors from our sites. We also implemented temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation and/or other similar policies at our manufacturing facilities. We have continued to pay full wages to our workforce. Certain of these measures have resulted in increased costs and, as further described below, resulted in the prioritization of certain products in our production plans from time to time.
We have since begun to adjust certain of these practices, reflecting the evolved guidelines from health and other governmental authorities, including the elimination of certain social distancing requirements for fully vaccinated team members. We launched a hybrid approach selling model in June 2020 for our field employees, which allows virtual and/or live engagement with healthcare providers and other customers. Additionally, where conditions allowed, we transitioned from our work-from-home requirements during the third quarter of 2021 and implemented flexible work options for our employees. We will continue to evaluate our practices.
Customers and the Patients They Serve. We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict.
Beginning in late first-quarter 2020 and into early second-quarter 2020, we experienced an increase in sales volumes for some of our critical care products, including VASOSTRICT®. These higher volumes resulted from significant channel inventory stocking of these products in anticipation of treating certain patients infected with COVID-19 including, in the case of VASOSTRICT®, for the treatment of patients with vasodilatory shock. The increase in sales volumes for VASOSTRICT® was followed by significant inventory destocking for the remainder of the second quarter of 2020 and a continued decline in sales volumes toward pre-COVID-19 levels during the third quarter of 2020. Beginning in the fourth quarter of 2020 and continuing into 2021, we experienced increased sales volumes based on a resurgence of COVID-19 cases in certain parts of the U.S. While sales volumes began to decline toward more normal pre-COVID-19 levels in the second quarter of 2021, we again experienced increased sales volumes during the third quarter of 2021 based on increased U.S. hospitalizations related to: (i) COVID-19, including as a result of the delta variant, and (ii) other causes, which we believe have been driven in part by higher levels of population mobility and activity as COVID-19-related lockdowns and other restrictions were lifted. Despite these quarterly fluctuations, VASOSTRICT® has generally continued to experience increased sales volumes during the COVID-19 pandemic as compared to pre-COVID-19 levels.
Additionally, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. Since then, sales volumes for these products have generally been recovering as physician office activity and patient office visits have increased; however, during the third quarter of 2021, a resurgence of COVID-19 related to the delta variant has begun to affect this recovery, resulting in a slowing of year-over-year revenue growth for XIAFLEX®.
Future changes in the COVID-19 pandemic could further impact future revenues for these and/or other products.

Manufacturing and Supply Chain Operations. As of the date of this report, our business has not experienced any material supply issues related to COVID-19 and our manufacturing facilities across the globe have continued to operate. We have taken, and plan to continue to take, commercially practical measures to keep these facilities open as they are critical to our ability to reliably supply required critical care and medically necessary products. These measures, as further described above, as well as changes in our workforce availability, have impacted our manufacturing and supply chain productivity at certain of our facilities and have, from time to time, resulted in the prioritization of certain products, such as VASOSTRICT®, in our production plans to provide for their continued availability during and after the pandemic. We believe that our diversified manufacturing footprint, which includes a combination of facilities located in the U.S. and India, supply agreements and strong business relationships with numerous contract manufacturing organizations throughout the world, including in the U.S., Canada, Europe and India, and our proven ability to be a preferred partner of choice to large pharmaceutical companies seeking authorized generic distributors for their branded products, is a critical factor to mitigate significant risks related to manufacturing and supply chain disruption. This footprint, overseen by our global quality and supply chain teams in Ireland, combined with a skilled management team with significant experience in manufacturing and supply chain operations, has enabled us to respond quickly and effectively to the evolving COVID-19 pandemic to date. However, as the pandemic continues to impact the supply of goods and services worldwide, we do face the risk of increased pressure on global logistics network infrastructure and capacity, which could result in interruptions of supply and/or increased costs based upon inability to obtain, and/or delayed deliveries of, raw materials and/or critical supplies necessary to continue our manufacturing activities and/or those of our third party suppliers.
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
Key Trends. Since the first quarter of 2020, we, and our industry as a whole, have been impacted by COVID-19 and may experience an impact going forward. The most significant trends we face as a result of the COVID-19 pandemic include: (i) decreases in demand for certain of our physician administered products due to physician office closures and a decline in patients electing to be treated because of the COVID-19 pandemic, (ii) potential temporary decreases to the supply of certain of our products due to measures we may implement from time to time in response to COVID-19, workforce availability and/or an inability to obtain, and/or delayed deliveries of, raw materials and/or critical supplies necessary to continue our manufacturing activities and/or those of our third party suppliers, (iii) potential idle capacity charges based on the impact of any of the conditions described above and (iv) potential delays in our ability to launch some new products due to production prioritization and economic conditions and other factors outside of our control.
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
•For the full year 2021, we expect an increase in revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment as compared to 2020, primarily driven by increased revenues of XIAFLEX® and SUPPRELIN® LA. The expected increases in XIAFLEX® and SUPPRELIN® LA revenues are primarily driven by anticipated increases in demand driven by our investments in and promotional efforts behind these products, as well as anticipated increases in physician office activity and patient office visits in 2021 compared to 2020. Additionally, SUPPRELIN® LA revenues are expected to increase as a result of better than expected volume performance due to a temporary competitor supply disruption. We also launched QWO® in March 2021, which we expect will contribute to the overall increase in Branded Pharmaceuticals segment revenues in 2021.
•For the full year 2021, we expect revenues from our Sterile Injectables segment to be generally in line with 2020, as anticipated increases in VASOSTRICT® revenues are expected to be offset by competitive pressures impacting this segment’s product portfolio.
•For the full year 2021, we expect revenues from the Established Products portfolio of our Branded Pharmaceuticals segment and from our Generic Pharmaceuticals and International Pharmaceuticals segments to decline as compared to 2020, primarily driven by competitive pressures impacting these product portfolios.

Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Total revenues, net	$772,028	$634,860	22%	$2,203,777	$2,142,853	3%
Cost of revenues	286,068	348,077	(18)%	909,841	1,072,972	(15)%
Gross margin	$485,960	$286,783	69%	$1,293,936	$1,069,881	21%
Gross margin percentage	62.9%	45.2%		58.7%	49.9%
Selling, general and administrative	$246,864	$182,259	35%	$611,657	$522,285	17%
Research and development	25,616	32,055	(20)%	90,024	94,165	(4)%
Litigation-related and other contingencies, net	83,495	1,810	NM	119,327	(23,938)	NM
Asset impairment charges	42,155	8,412	NM	50,393	106,197	(53)%
Acquisition-related and integration items, net	(1,432)	(1,407)	2%	(6,357)	17,100	NM
Interest expense, net	142,958	135,648	5%	418,852	397,689	5%
Loss on extinguishment of debt	—	—	NM	13,753	—	NM
Other income, net	(5,955)	(7,194)	(17)%	(4,671)	(25,318)	(82)%
(Loss) income from continuing operations before income tax	$(47,741)	$(64,800)	(26)%	$958	$(18,299)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The increase in revenues for the three months ended September 30, 2021 was primarily due to increased revenues from our Sterile Injectables and Generic Pharmaceuticals segments, as well as the Specialty Products portfolio of our Branded Pharmaceuticals segment, partially offset by decreased revenues from the Established Products portfolio of our Branded Pharmaceuticals segment. Total revenues for the nine months ended September 30, 2021 increased as compared to the prior year period as revenue increases from the Specialty Products portfolio of our Branded Pharmaceuticals segment and from our Sterile Injectables segment were partially offset by decreased revenues from our Generic Pharmaceuticals segment, the Established Products portfolio of our Branded Pharmaceuticals segment and our International Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and nine months ended September 30, 2021 and 2020, Cost of revenues includes certain amounts that impact comparability, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of intangible assets (1)	$91,901	$104,066	$281,101	$325,801
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$(10,259)	$36,551	$10,007	$43,692
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and nine months ended September 30, 2021 were primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets previously put into service.
(2)Amounts primarily relate to certain employee separation, continuity and other benefit-related costs, excess inventory reserves and accelerated depreciation. As further discussed in Note 3. Discontinued Operations and Held for Sale and Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1, amounts during the third quarter of 2021 include a pre-tax reversal of accrued employee separation charges related to certain site sales. For further discussion of our material restructuring initiatives, including a discussion of amounts recognized and expected future charges, refer to Note 4. Restructuring.
The decreases in Cost of revenues for both the three and nine months ended September 30, 2021 were primarily due to decreased expenses for amounts related to continuity and separation benefits, cost reductions and strategic review initiatives, decreased amortization expense, the reduction in royalty payments recognized in Cost of revenues resulting from the December 2020 BioSpecifics acquisition and favorable changes in product mix as described below, partially offset by increased revenues.

Gross margin percentage increased for both the three and nine months ended September 30, 2021 as a result of the reduction in royalty payments recognized in Cost of revenues resulting from the December 2020 BioSpecifics acquisition, favorable changes in product mix, decreased expenses for amounts related to continuity and separation benefits, cost reductions and strategic review initiatives and decreased amortization expense. The favorable changes in product mix for the three and nine months ended September 30, 2021 primarily resulted from increased revenues from the Specialty Products portfolio of our Branded Pharmaceuticals segment and from our Sterile Injectables segment.
Selling, general and administrative expenses. The increases for the three and nine months ended September 30, 2021 were primarily due to increased costs associated with our commercial launch of QWO®, our investment and promotional efforts behind XIAFLEX®, certain legal matters, certain strategic review initiatives and the timing and amount of patient assistance contributions, partially offset by decreased costs associated with the 2020 Restructuring Initiative, as further discussed in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1. Additionally, for the nine months ended September 30, 2021, costs associated with the debt financing transactions decreased. For further discussion, refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Selling, general and administrative expenses may continue to be impacted by the 2020 Restructuring Initiative. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of this initiative, including a discussion of amounts recognized and expected future charges.
We expect Selling, general and administrative expenses to increase as compared to amounts in 2020, primarily as a result of increased costs associated with our commercial launch of QWO®, increased investment and promotional efforts behind XIAFLEX® and increased costs associated with certain legal matters and certain strategic review initiatives.
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
The decreases in R&D expense for the three and nine months ended September 30, 2021 were primarily driven by decreased costs associated with the 2020 Restructuring Initiative, as further discussed in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1, and decreased costs associated with our Generic Pharmaceuticals segment, partially offset by increased costs associated with our XIAFLEX® development programs.
R&D expenses may continue to be impacted by the 2020 Restructuring Initiative. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for discussion of this initiative, including a discussion of amounts recognized and expected future charges.
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

Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Goodwill impairment charges	$—	$—	$—	$32,786
Other intangible asset impairment charges	—	2,020	7,811	65,771
Property, plant and equipment impairment charges	—	—	427	1,248
Operating lease right-of-use asset impairment charges	—	6,392	—	6,392
Disposal group impairment charges	42,155	—	42,155	—
Total asset impairment charges	$42,155	$8,412	$50,393	$106,197
The factors leading to our material goodwill and intangible asset impairment tests, as well as the results of these tests, are further described in Note 9. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. A discussion of critical accounting estimates made in connection with certain of our impairment tests is included below under the caption “CRITICAL ACCOUNTING ESTIMATES.” For further discussion of the disposal group impairment charges, refer to Note 3. Discontinued Operations and Held for Sale of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$142,994	$135,829	$419,334	$401,764
Interest income	(36)	(181)	(482)	(4,075)
Interest expense, net	$142,958	$135,648	$418,852	$397,689
The increase in interest expense for the three months ended September 30, 2021 was primarily attributable to the increase to the weighted average interest rate applicable to our total indebtedness following the March 2021 Refinancing Transactions. This increase was partially offset by decreases to LIBOR that impacted our variable-rate debt.
The increase in interest expense for the nine months ended September 30, 2021 was primarily attributable to the increases to the weighted average interest rates applicable to: (i) our notes following the June 2020 Refinancing Transactions and (ii) our total indebtedness following the March 2021 Refinancing Transactions. These increases were partially offset by decreases to LIBOR that impacted our variable-rate debt and the reduction to the amount of our indebtedness associated with the June 2020 Refinancing Transactions.
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
Loss on extinguishment of debt. The amount during the nine months ended September 30, 2021 relates to the March 2021 Refinancing Transactions. Refer to Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.

Other income, net. The components of Other income, net for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss (gain) on sale of business and other assets	$107	$(1,888)	$198	$(16,730)
Foreign currency (gain) loss, net	(754)	1,332	1,507	(1,491)
Net loss (gain) from our investments in the equity of other companies	89	(2,609)	399	(2,373)
Other miscellaneous, net	(5,397)	(4,029)	(6,775)	(4,724)
Other income, net	$(5,955)	$(7,194)	$(4,671)	$(25,318)
For additional information on the components of Other income, net, refer to Note 16. Other Income, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense (benefit). The following table displays our (Loss) income from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) income from continuing operations before income tax	$(47,741)	$(64,800)	$958	$(18,299)
Income tax expense (benefit)	$1,548	$4,174	$13,372	$(124,516)
Effective tax rate	(3.2)%	(6.4)%	1,395.8%	680.5%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in Income tax expense (benefit) for the three months ended September 30, 2021 compared to the prior year period primarily relates to the geographic mix of pre-tax earnings.
The change in Income tax expense (benefit) for the nine months ended September 30, 2021 compared to the prior year period primarily relates to the 2020 discrete tax benefit for the CARES Act and changes in the geographic mix of pre-tax earnings.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of September 30, 2021. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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

Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Litigation-related and other contingencies, net	$25,000	$—	$25,000	$28,351
Loss from discontinued operations before income taxes	$(31,306)	$(7,134)	$(43,400)	$(47,158)
Income tax benefit	$(3,388)	$(221)	$(4,631)	$(5,542)
Discontinued operations, net of tax	$(27,918)	$(6,913)	$(38,769)	$(41,616)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three and nine months ended September 30, 2021 and 2020 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Refer to Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further details regarding our reportable segments and Segment adjusted income (loss) from continuing operations before income tax (the measure we use to evaluate segment performance), as well as reconciliations of Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income (loss) from continuing operations before income tax.
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
There are limitations to using financial measures such as Segment adjusted income (loss) from continuing operations before income tax. Other companies in our industry may define Segment adjusted income (loss) from continuing operations before income tax differently than we do. As a result, it may be difficult to use Segment adjusted income (loss) from continuing operations before income tax or similarly named adjusted financial measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Segment adjusted income (loss) from continuing operations before income tax is not intended to represent cash flow from operations as defined by U.S. GAAP and should not be used as an indicator of operating performance, a measure of liquidity or as alternative to net income, cash flows or any other financial measure determined in accordance with U.S. GAAP. We compensate for these limitations by providing, in Note 5. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1, reconciliations of Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income (loss) from continuing operations before income tax.
Revenues, net. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Branded Pharmaceuticals	$230,977	$223,682	3%	$665,652	$557,276	19%
Sterile Injectables	343,653	251,393	37%	946,998	906,997	4%
Generic Pharmaceuticals	174,306	135,508	29%	522,451	602,670	(13)%
International Pharmaceuticals (1)	23,092	24,277	(5)%	68,676	75,910	(10)%
Total net revenues from external customers	$772,028	$634,860	22%	$2,203,777	$2,142,853	3%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Specialty Products:
XIAFLEX®	$105,509	$88,167	20%	$312,266	$211,022	48%
SUPPRELIN® LA	30,069	28,229	7%	85,665	63,344	35%
Other Specialty (1)	26,339	23,724	11%	74,407	68,795	8%
Total Specialty Products	$161,917	$140,120	16%	$472,338	$343,161	38%
Established Products:
PERCOCET®	$26,914	$27,508	(2)%	$78,695	$82,789	(5)%
TESTOPEL®	11,686	18,068	(35)%	32,314	26,877	20%
Other Established (2)	30,460	37,986	(20)%	82,305	104,449	(21)%
Total Established Products	$69,060	$83,562	(17)%	$193,314	$214,115	(10)%
Total Branded Pharmaceuticals (3)	$230,977	$223,682	3%	$665,652	$557,276	19%
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray, AVEED® and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX® and LIDODERM®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
Specialty Products
As discussed above, beginning during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, certain of our products that are physician administered, including XIAFLEX® and SUPPRELIN® LA, began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to the prior year because of the COVID-19 pandemic. Since then, sales volumes for these products have generally been recovering as physician office activity and patient office visits have increased; however, during the third quarter of 2021, a resurgence of COVID-19 related to the delta variant has begun to affect this recovery, resulting in a slowing of year-over-year revenue growth for XIAFLEX®. Further changes as a result the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The increases in XIAFLEX® revenues for the three and nine months ended September 30, 2021 were primarily attributable to increased demand-related volumes, including as a result of the recovery noted above and our increased investment and promotional efforts behind XIAFLEX®, as well as increased price.
The increases in SUPPRELIN® LA revenues for the three and nine months ended September 30, 2021 were primarily attributable to increased volumes, including as a result of the recovery noted above, our investment and promotional efforts behind SUPPRELIN® LA and a temporary competitor supply disruption, partially offset by decreased price.
In March 2021, we launched QWO®, which contributed to the overall increases in Other Specialty Products revenues for the three and nine months ended September 30, 2021. The changes in Other Specialty Products revenues for the three and nine months ended September 30, 2021 were also impacted by changes in price and volume for multiple products in this portfolio.
Established Products
The decreases in PERCOCET® revenues for the three and nine months ended September 30, 2021 were primarily attributable to volume decreases, partially offset by price increases.
During the first half of 2020, TESTOPEL® experienced a temporary supply disruption that was resolved during the third quarter of 2020. The decrease in TESTOPEL® revenues for the three months ended September 30, 2021 was primarily driven by the fact that the prior year period’s revenues included a restocking benefit following the resolution of the supply disruption. The increase in TESTOPEL® revenues for the nine months ended September 30, 2021 was primarily attributable to higher sales in 2021 following the third-quarter 2020 resolution of the supply disruption.
The decreases in Other Established Products revenues for the three and nine months ended September 30, 2021 were primarily attributable to ongoing competitive pressures impacting this product portfolio and certain other factors.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
VASOSTRICT®	$255,697	$155,412	65%	$676,764	$572,530	18%
ADRENALIN®	28,722	30,662	(6)%	88,136	120,335	(27)%
Other Sterile Injectables (1)	59,234	65,319	(9)%	182,098	214,132	(15)%
Total Sterile Injectables (2)	$343,653	$251,393	37%	$946,998	$906,997	4%
__________
(1)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or nine months ended September 30, 2021 and/or any product having revenues in excess of $25 million during any quarterly period in 2021 or 2020.
The increases in VASOSTRICT® revenues for the three and nine months ended September 30, 2021 were driven by increased sales volumes resulting primarily from increased U.S. hospitalizations related to: (i) COVID-19, including as a result of the delta variant, and (ii) other causes, which we believe have been driven in part by higher levels of population mobility and activity as COVID-19-related lockdowns and other restrictions were lifted, as well as increased price. Despite quarterly fluctuations, VASOSTRICT® has generally continued to experience increased sales volumes during the COVID-19 pandemic as compared to pre-COVID-19 levels. We currently expect sales volumes to decrease and trend toward pre-COVID-19 levels by the end of the fourth quarter of 2021 to the extent hospitalizations related to COVID-19 decline.
As of September 30, 2021, we have 14 patents covering VASOSTRICT® listed in the Orange Book, including with respect to presentations that have not yet been commercialized, and additional patents pending with the PTO. The FDA requires any applicant seeking FDA approval for vasopressin prior to patent expiry and relying on VASOSTRICT® as the reference-listed drug to notify us of its filing before the FDA will issue an approval. As further discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters,” we have received notice letters from certain other pharmaceutical companies advising of the filing by such companies of ANDAs for generic versions of VASOSTRICT®. We have taken and plan to continue to take actions in our best interest to protect our rights with respect to VASOSTRICT®. The introduction of any competing versions of VASOSTRICT® could result in significant reductions to our market share, revenues and cash flows, both in the short term and long term, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decreases in ADRENALIN® revenues for the three and nine months ended September 30, 2021 were primarily attributable to the impact of competitive entrants. The introduction of one or more additional competing versions of ADRENALIN® could result in further reductions to our market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decreases in Other Sterile Injectables revenues for the three and nine months ended September 30, 2021 were primarily attributable to competitive pressures across multiple products within the product portfolio.
Generic Pharmaceuticals. The increase in Generic Pharmaceuticals revenues for the three months ended September 30, 2021 was primarily attributable to increased revenues from certain 2021 product launches, partially offset by competitive pressures on certain generic products. The decrease in Generic Pharmaceuticals revenues for the nine months ended September 30, 2021 was primarily attributable to competitive pressures on certain generic products, partially offset by increased revenues from certain recent product launches.
International Pharmaceuticals. The decreases in International Pharmaceuticals revenues for the three and nine months ended September 30, 2021 were primarily attributable to competitive pressures in certain international markets and, for the nine months ended September 30, 2021, the impact of certain product discontinuation activities.
Segment adjusted income (loss) from continuing operations before income tax. The following table displays our Segment adjusted income (loss) from continuing operations before income tax by reportable segment for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Branded Pharmaceuticals	$105,849	$120,368	(12)%	$301,277	$267,964	12%
Sterile Injectables	$282,300	$190,498	48%	$751,922	$696,147	8%
Generic Pharmaceuticals	$34,010	$(13,428)	NM	$89,036	$91,293	(2)%
International Pharmaceuticals	$6,764	$10,679	(37)%	$24,337	$34,180	(29)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Branded Pharmaceuticals. The unfavorable change in Segment adjusted income (loss) from continuing operations before income tax for the three months ended September 30, 2021 was primarily attributable to increased costs associated with our commercial launch of QWO® and our investment and promotional efforts behind XIAFLEX®, partially offset by the gross margin effect of increased revenues, as further described above, the reduction to royalty payments relating to the BioSpecifics acquisition and favorable changes in product mix. The favorable change in Segment adjusted income (loss) from continuing operations before income tax for the nine months ended September 30, 2021 was primarily attributable to the gross margin effect of increased revenues, as further described above, the reduction to royalty payments relating to the BioSpecifics acquisition and favorable changes in product mix, partially offset by increased costs associated with our commercial launch of QWO® and our investment and promotional efforts behind XIAFLEX®. When compared to 2020, we expect this segment’s Segment adjusted income (loss) from continuing operations before income tax for the full year 2021 to reflect increased gross margins and increased operating expenses, primarily as a result of the factors described above.
Sterile Injectables. The favorable changes in Segment adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2021 were primarily attributable to the gross margin effect of the increased revenues further described above.
Generic Pharmaceuticals. The favorable change in Segment adjusted income (loss) from continuing operations before income tax for the three months ended September 30, 2021 was primarily attributable to the gross margin effects of the increased revenues further described above and favorable changes in product mix, as well as decreased R&D expenses and cost savings related to the restructuring activities further described in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1. Segment adjusted income (loss) from continuing operations before income tax for the nine months ended September 30, 2021 was relatively consistent with the amount during the comparable prior year period as the gross margin effect of the decreased revenues further described above was largely offset by favorable changes in product mix, decreased R&D expenses and cost savings related to the restructuring activities further described in Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
International Pharmaceuticals. The unfavorable changes in Segment adjusted income (loss) from continuing operations before income tax for the three and nine months ended September 30, 2021 were primarily attributable to the gross margin effects of the decreased revenues further described above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, milestone payments, capital expenditures, mergers and acquisitions (such as the recent acquisition of BioSpecifics), contingent liabilities, debt service payments, income taxes and litigation-related matters, including in connection with vaginal mesh matters and other matters. The Company’s working capital was $1,194.7 million at September 30, 2021 compared to working capital of $1,159.4 million at December 31, 2020. The amounts at September 30, 2021 and December 31, 2020 include restricted cash and cash equivalents of $85.9 million and $127.0 million, respectively, held in QSFs for mesh-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for mesh product liability settlement agreements.

Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,568.7 million at September 30, 2021 compared to $1,213.4 million at December 31, 2020. While we currently expect our operating cash flows, together with our cash, cash equivalents, restricted cash and restricted cash equivalents, to be sufficient to cover our principal liquidity requirements over the next year, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty, but such impact could be material. To the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues as described above, such increase could be temporary. Additionally, on a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. We may also face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. Furthermore, as a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Those remedial measures could include a potential bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, as further described in Part II, Item 1A. “Risk Factors” herein. We may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
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
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of September 30, 2021, approximately $2.0 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $6.1 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to previous borrowings and issued and outstanding letters of credit, approximately $0.7 billion of remaining credit was available under the Revolving Credit Facility at September 30, 2021. In October 2021, commitments under the Revolving Credit Facility of approximately $76.0 million matured, thereby reducing the remaining credit available under the Revolving Credit Facility. Additionally, the Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.

The Credit Agreement and the indentures governing our various senior secured notes and the 6.00% Senior Notes due 2028 contain certain covenants and events of default. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all such covenants. We have eliminated substantially all of the restrictive covenants and certain events of default in the indentures governing our senior unsecured notes, except for those in the indenture governing the 6.00% Senior Notes due 2028.
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
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Caa1 with a negative outlook and CCC+ with a negative outlook, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at September 30, 2021 and December 31, 2020 are below (dollars in thousands):

	September 30, 2021	December 31, 2020
Total current assets	$2,748,946	$2,413,258
Less: total current liabilities	1,554,269	1,253,824
Working capital	$1,194,677	$1,159,434
Current ratio (total current assets divided by total current liabilities)	1.8:1	1.9:1
Net working capital increased by $35.2 million from December 31, 2020 to September 30, 2021. This increase was primarily driven by the favorable impact to net current assets resulting from operations during the nine months ended September 30, 2021, partially offset by the following activity during the nine months ended September 30, 2021: (i) an increase in the Current portion of long-term debt of $189.0 million relating to debt expected to be paid within the next twelve months; (ii) the incurrence of costs and fees related to the March 2021 Refinancing Transactions, which are further described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report; and (iii) Capital expenditures, excluding capitalized interest, of $61.5 million.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$460,914	$289,443
Investing activities	(70,346)	(50,230)
Financing activities	(75,536)	(98,357)
Effect of foreign exchange rate	238	(458)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$315,270	$140,398
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
The $171.5 million increase in Net cash provided by operating activities during the nine months ended September 30, 2021 compared to the prior year period was primarily due to our results of operations as described above and the timing of cash collections and cash payments related to our operations, including a decrease of approximately $62.7 million in cash outflows for the settlement of certain mesh-related matters and a decrease of approximately $30.1 million in cash outflows for interest payments as a result of the timing and amounts of interest payments related to our indebtedness, offset by an increase of approximately $76.3 million in cash outflows for the settlement of certain opioid-related matters. We currently expect to fund all of the remaining payments under all previously executed mesh settlement agreements within the next 12 months, which could result in reductions to our operating cash flows. For additional information about mesh-related matters, refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Investing activities. The $20.1 million increase in Net cash used in investing activities during the nine months ended September 30, 2021 compared to the prior year period was primarily attributable to an increase in Capital expenditures, excluding capitalized interest of $8.8 million, a decrease in Proceeds from sale of business and other assets, net of $5.0 million and an increase in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $5.0 million.
Financing activities. During the nine months ended September 30, 2021, Net cash used in financing activities primarily related to the March 2021 Refinancing Transactions, including the payment of approximately $43.6 million of associated costs and fees. The remaining amount primarily related to Payments of tax withholding for restricted shares of $14.7 million and Repayments of term loans subsequent to the March 2021 Refinancing Transactions of $10.0 million.
During the nine months ended September 30, 2020, Net cash used in financing activities related primarily to Repayments of notes of $57.6 million associated with the June 2020 Refinancing Transactions and August 2020 Tender Offer, Repayments of term loans of $25.6 million and Payments of tax withholding for restricted shares of $7.9 million.
Contractual Obligations. As of September 30, 2021, there were no material changes in our contractual obligations from those disclosed in the Annual Report except for those related to the financing transactions described in Note 12. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Furthermore, as a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. These actions could include a bankruptcy filing which could ultimately result in, among other things, asset impairment charges that may be material.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At September 30, 2021 and December 31, 2020, the aggregate principal amounts of such variable-rate indebtedness were $2,290.0 million and $3,595.5 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At September 30, 2021 and December 31, 2020, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $22.9 million and $36.0 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of September 30, 2021 and December 31, 2020, we had no other assets or liabilities with significant interest rate sensitivity.
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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other income, net in the Condensed Consolidated Statements of Operations. Refer to Note 16. Other Income, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency (gain) loss, net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at September 30, 2021 and December 31, 2020. A 10% change at September 30, 2021 would have resulted in approximately $10 million in incremental foreign currency losses on such date. A 10% change at December 31, 2020 would have resulted in approximately $11 million in incremental foreign currency losses on such date.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report, in Part II, Item 1A. “Risk Factors” of our First Quarter 2021 Form 10-Q and Part II, Item 1A. “Risk Factors” of our Second Quarter 2021 Form 10-Q. There have been no material changes to our risk factors from those described therein except as set forth below.
Business Related Risks
Supply chain and other manufacturing disruptions could negatively impact our businesses.
We have experienced increased pressure and infrastructure capacity challenges to our global logistics network. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and manufacturing disruptions, whether due to the evolving effects of the COVID-19 pandemic or otherwise, make it more difficult and costly for us to obtain raw materials, supplies or services from third parties, to manufacture our own products and to pursue clinical development activities. If these types of disruptions continue to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

For example, we, along with other manufacturers of prescription opioid medications, as well as distributors and other sellers of such medications, are the subject of lawsuits and have received subpoenas and other requests for information from various federal, state and local government agencies regarding the sale, marketing and/or distribution of prescription opioid medications. Numerous claims against opioid manufacturers, including us, have been and may continue to be filed by or on behalf of various plaintiffs, including states, counties, cities, Native American tribes and/or other government-related persons or entities, hospitals, health systems, unions, health and welfare funds or other third-party payers and/or individuals. See Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information. In these cases, plaintiffs have sought various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. As described above, a number of these cases are either in trial or are scheduled for trial in the near future. At any given time, we may be engaged in settlement or similar discussions regarding these or other cases; however, settlement demands and discussions often seek significant monetary and other remedies and there can be no assurance that we will receive settlement offers that are on terms that we consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Additionally, in the past, we have made the decision to settle some claims even though we believe we had meritorious defenses because of the significant legal and other costs that would have been required to defend such claims. There can be no assurance that settlement opportunities will continue to be available generally, or be consistent with our historic experience, or that we will not settle additional claims even if we believe we have meritorious defenses. We have not been able to settle most of the opioid claims made against us and, as a result, there are claims currently against us at various stages in the litigation process. Some cases are at the pleading or discovery stage; others are at the trial stage or may otherwise be nearing a decision. Other cases have also been set for trial in various courts around the country. The timing of any scheduled trial is subject to change. Awards against and settlements by us or our competitors could also incentivize parties to bring additional claims against us or increase settlement demands against us. In addition to the risks of direct expenditures for defense costs, settlements and/or judgments in connection with these claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Additionally, we have, and may continue to receive, claims or requests for indemnification from certain of our customers. Furthermore, we and other manufacturers of prescription opioid medications have been, and will likely continue to be, subject to negative publicity and press, which could harm our brand and the demand for our products. Certain other manufacturers of prescription opioid medications have publicly commenced, or announced their intention to commence, cases to seek the protections under Chapter 11 of the Bankruptcy Code to address the claims being asserted against such manufacturers in these opioid lawsuits and others may do so or take similar measures in the future. We cannot assure you how any such decisions will impact our company.
Our current and former products may cause or appear to cause serious adverse side effects or potentially dangerous drug interactions if misused or improperly prescribed or as a result of faulty surgical technique. We are subject to various risks associated with having operated a medical device manufacturing business, including potential and actual product liability claims for defective or allegedly defective goods and increased government scrutiny and/or potential claims regarding the marketing of medical devices. For example, we and certain other manufacturers have been named as defendants in multiple lawsuits in various federal and state courts alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. The FDA held a public advisory committee meeting in February 2019 during which the members of the Obstetrics and Gynecology Devices Panel of the Medical Devices Advisory Committee discussed and made recommendations regarding the safety and effectiveness of surgical mesh to treat POP. In April 2019, following the meeting, the FDA ordered that the manufacturers of all remaining surgical mesh products indicated for the transvaginal repair of POP cease selling and distributing their products in the U.S. effective immediately. Although we have not sold transvaginal surgical mesh products since March 2016, it is possible that the FDA’s order and any additional FDA actions based on the outcome of the advisory committee meeting could result in additional litigation against the Company or the expansion of ongoing litigation against the Company. See Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information.
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
If we are found liable in any lawsuits, including the ongoing legal proceedings related to our sale, marketing and/or distribution of prescription opioid medications, product liability claims or actions related to our sales, marketing or pricing practices or if we are subject to governmental investigations or product recalls, it could result in the imposition of material damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. For instance, as discussed in Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, in July 2021, a court in one legal action issued an order granting a default judgment on liability against EPI and EHSI and awarding the plaintiffs fees and costs relating to certain discovery issues. Although we settled that matter, any additional default judgments or other sanctions relating to discovery matters could result in the imposition of material damages or other costs. At any given time, we may be engaged in settlement or similar discussions, and we may voluntarily settle claims even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such claims. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance or accruals. As a result, we may experience significant negative impacts on our operations or financial position. To satisfy judgments or settlements or to pursue certain appeals, we may need to seek financing or bonding, which may not be available on terms acceptable to us, or at all, when required, particularly given the nature and amount of the claims against us. Judgments also could cause defaults under our debt agreements (which could result in cross-defaults or cross-accelerations in other agreements) and/or restrictions on product use or business practices and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows and could be further exacerbated by the impact of COVID-19.
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Actions that may be evaluated or pursued could include reorganization or restructuring activities of all or a portion of our business, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. Some of these actions could take significant time to implement and others may require judicial or other third-party approval. Any such actions may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value, and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits. We are exploring a wide array of such potential actions as part of our contingency planning, including the impact such actions could have on our business and operations. These actions could include a bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparts; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management’s time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations. We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans. Certain of these risks and uncertainties could also occur if our suppliers or other third parties believe that we may pursue one or more significant corporate transactions or other remedial measures. See the risk factor “Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties” for more information.
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
Manufacturers of prescription opioid medications have been the subject of significant civil and criminal investigatory and enforcement actions even in cases where such medications have received approval from the FDA or similar regulatory authorities. Numerous governmental and private persons and entities are pursuing litigation against opioid manufacturers, including us, as well as distributors and others, asserting alleged violations of various laws and regulations relating to opioids and/or other prescription medicines, relying on common law theories, and seeking to hold the defendants accountable for, among other things, societal costs associated with the misuse and abuse of prescription opioid medications as well as non-prescription opioids. A number of these legal proceedings are either in trial or are approaching trial or other significant events, which may result in increased settlement discussions, and other activity. There is a risk we will be subject to similar investigations, enforcement actions or litigations in the future, that we will suffer adverse decisions or verdicts of substantial amounts or that we will enter into monetary settlements. Any unfavorable outcomes as a result of such proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. These actions could include a bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern. See Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information. There have been proposals in certain legislatures to restrict the ability to compromise or release liability of certain parties in such cases, and we cannot assure you whether any such proposals will be made or adopted in the future or predict how any such proposals may affect the Company.
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
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Actions that may be evaluated or pursued could include reorganization or restructuring activities of all or a portion of our business, asset sales or other divestitures, cost-saving initiatives or other corporate realignments, seeking strategic partnerships and exiting certain product or geographic markets. These actions could include a bankruptcy filing which, if it were to occur, would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern. Some of these actions could take significant time to implement and others may require judicial or other third-party approval. Additionally, we may need to refinance all or part of our then-existing indebtedness, reduce or delay capital expenditures or seek to raise additional capital. Any refinancing of our substantial indebtedness could be at significantly higher interest rates, which will depend on the conditions of the markets and our financial condition at such time, and may require us to comply with more onerous covenants, which could further restrict our business operations. Any refinancing may also increase the amount of our secured indebtedness. Negative developments in legal or other proceedings could also make it more difficult to consummate any of these transactions or for us to satisfy certain conditions required to borrow under our credit facilities. In addition, the terms of existing or future debt agreements may restrict us from consummating any of these alternatives. Likewise, any reorganizations or restructuring activities, corporate realignments, asset sales or divestitures, strategic partnerships or other actions that we take may be complex, could entail significant costs and charges or could otherwise negatively impact shareholder value, and there can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all, or that they will result in their intended benefits.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2021.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 1, 2021, the Compensation & Human Capital Committee of the Board of Directors of Endo International plc (the Company) approved a retention program for the Company’s executive officers and certain other key employees (Participants). The retention program provides for the accelerated payment of certain outstanding cash incentive compensation opportunities (prior year awards) and prepayment of 2022 incentive compensation (2022 awards), subject to a clawback as further described below.
The amounts paid pursuant to the retention program must generally be repaid by a Participant if the Participant voluntarily resigns employment without good reason or is terminated for cause prior to (i) with respect to the prior year awards, the original vesting dates and (ii) with respect to the 2022 awards, December 31, 2022 (or, in each case, if earlier, a change in control of the Company). In addition, up to forty percent (40%) of the amounts payable in respect of the 2022 awards must be repaid if certain pre-established financial and operational targets are not satisfied.
The amounts paid pursuant to this program include the following payments to the following named executive officers, in respect of prior year awards and 2022 awards, respectively: (i) $6,293,791 and $11,737,500 for Blaise Coleman, President and Chief Executive Officer, (ii) $1,716,751 and $3,316,500 for Mark Bradley, Executive Vice President and Chief Financial Officer, (iii) $2,046,859 and $3,366,000 for Matthew J. Maletta, Executive Vice President, Chief Legal Officer and Company Secretary, and (iv) $1,757,161 and $3,118,500 for Patrick Barry, Executive Vice President and President, Global Commercial Operations.

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
Date: November 5, 2021