Form 10-Q
period 2022-06-30
Endo International plc
filed 2022-08-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of August 1, 2022 was 235,142,889.

ENDO INTERNATIONAL PLC

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, without limitation, any statements relating to the status and outcome of litigation, any future financial results, cost savings, revenues, expenses, net income and income per share, as well as future financing activities, the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any economic impact, anticipated return to historical purchasing decisions by customers, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us), the expansion of our product pipeline and any development, approval, launch or commercialization activities, the outcome or progress of our contingency planning, including any potential bankruptcy filing, and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements with words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic, governmental actions and restrictive measures, delays and cancellations of medical procedures, manufacturing and supply chain disruptions and other impacts to our business); the timing or results of any pending or future litigation, investigations or claims or actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, antitrust matters and tax matters with the United States (U.S.) Internal Revenue Service (IRS); our ability to reach a resolution with certain of our financial creditors and opioid-related plaintiffs in connection with ongoing restructuring and settlement discussions; unfavorable publicity regarding the misuse of opioids; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the impacts of competition such as those related to the loss of VASOSTRICT® exclusivity; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; our ability to develop or expand our product pipeline and to continue to develop the market for QWO®, XIAFLEX® and other branded or unbranded products; the impact that known and unknown side effects may have on market perception and consumer preference; the success of any acquisition, licensing or commercialization; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; the timing and uncertainty of the results of our strategic review and any related potential bankruptcy; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 1, 2022 (the Annual Report), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 6, 2022 (the First Quarter 2022 Form 10-Q), in Part II, Item 1A of this report and in other reports that we file with the SEC. These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document, including with respect to opioid, tax or antitrust related proceedings or any other litigation; our ability to adjust to changing market conditions; our ability to attract and retain key personnel; our ability to maintain compliance with our financial obligations under certain of our outstanding debt obligations and avoid related downgrades of our debt and long-term corporate credit ratings (which could increase our cost of capital) and/or potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ outstanding indebtedness; our ability to incur additional borrowings in compliance with the covenants in our then-existing facilities or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness; and/or the potential for a significant reduction in our short-term and long-term revenues and/or any other factor that could cause us to be unable to fund our operations and liquidity needs, such as future capital expenditures and payment of our indebtedness. As a result of the possibility or occurrence of any such result, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning may ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Pursuant to such remedial measures, we currently expect to seek protection from our creditors under Chapter 11 of the Bankruptcy Code, which could occur imminently and would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, as further described herein. We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans.
i

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report, Part II, Item 1A of the First Quarter 2022 Form 10-Q and Part II, Item 1A of this report, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,191,572	$1,507,196
Restricted cash and cash equivalents	113,493	124,114
Accounts receivable, net	491,492	592,019
Inventories, net	287,756	283,552
Prepaid expenses and other current assets	97,105	200,484
Income taxes receivable	7,406	7,221
Assets held for sale (NOTE 3)	11,080	—
Total current assets	$2,199,904	$2,714,586
PROPERTY, PLANT AND EQUIPMENT, NET	405,749	396,712
OPERATING LEASE ASSETS	31,343	34,832
GOODWILL	1,449,011	3,197,011
OTHER INTANGIBLES, NET	2,133,955	2,362,823
DEFERRED INCOME TAXES	—	1,138
OTHER ASSETS	142,300	60,313
TOTAL ASSETS	$6,362,262	$8,767,415
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$749,873	$836,898
Current portion of legal settlement accrual	390,781	580,994
Current portion of operating lease liabilities	10,870	10,992
Current portion of long-term debt	26,119	200,342
Income taxes payable	4,029	736
Total current liabilities	$1,181,672	$1,629,962
DEFERRED INCOME TAXES	14,902	21,628
LONG-TERM DEBT, LESS CURRENT PORTION, NET	8,039,178	8,048,980
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	5,000	—
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	29,068	33,727
OTHER LIABILITIES	290,514	277,104
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both June 30, 2022 and December 31, 2021	42	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,139,243 and 233,690,816 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	24	23
Additional paid-in capital	8,959,662	8,953,906
Accumulated deficit	(11,938,916)	(9,981,515)
Accumulated other comprehensive loss	(218,884)	(216,445)
Total shareholders’ deficit	$(3,198,072)	$(1,243,986)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,362,262	$8,767,415
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TOTAL REVENUES, NET	$569,114	$713,830	$1,221,373	$1,431,749
COSTS AND EXPENSES:
Cost of revenues	263,786	318,480	537,001	623,773
Selling, general and administrative	180,830	177,619	407,991	364,793
Research and development	29,788	29,669	65,918	59,408
Acquired in-process research and development	65,000	5,000	67,900	5,000
Litigation-related and other contingencies, net	208	35,195	25,362	35,832
Asset impairment charges	1,781,063	4,929	1,801,016	8,238
Acquisition-related and integration items, net	1,825	97	448	(4,925)
Interest expense, net	139,784	141,553	274,733	275,894
Loss on extinguishment of debt	—	—	—	13,753
Other (income) expense, net	(19,438)	372	(18,149)	1,284
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(1,873,732)	$916	$(1,940,847)	$48,699
INCOME TAX EXPENSE	7,151	11,100	5,336	11,824
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(1,880,883)	$(10,184)	$(1,946,183)	$36,875
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	(4,544)	(5,316)	(11,218)	(10,851)
NET (LOSS) INCOME	$(1,885,427)	$(15,500)	$(1,957,401)	$26,024
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(8.00)	$(0.04)	$(8.30)	$0.16
Discontinued operations	(0.02)	(0.03)	(0.05)	(0.05)
Basic	$(8.02)	$(0.07)	$(8.35)	$0.11
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(8.00)	$(0.04)	$(8.30)	$0.16
Discontinued operations	(0.02)	(0.03)	(0.05)	(0.05)
Diluted	$(8.02)	$(0.07)	$(8.35)	$0.11
WEIGHTED AVERAGE SHARES:
Basic	235,117	233,331	234,498	231,941
Diluted	235,117	233,331	234,498	237,043
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(1,885,427)	$(15,500)	$(1,957,401)	$26,024
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(4,334)	$2,238	$(2,439)	$3,930
Total other comprehensive (loss) income	$(4,334)	$2,238	$(2,439)	$3,930
COMPREHENSIVE (LOSS) INCOME	$(1,889,761)	$(13,262)	$(1,959,840)	$29,954
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net (loss) income	$(1,957,401)	$26,024
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	206,224	237,703
Share-based compensation	7,650	14,437
Amortization of debt issuance costs and discount	7,470	7,120
Deferred income taxes	(5,416)	(3,555)
Change in fair value of contingent consideration	448	(5,336)
Loss on extinguishment of debt	—	13,753
Acquired in-process research and development charges	67,900	5,000
Asset impairment charges	1,801,016	8,238
(Gain) loss on sale of business and other assets	(11,745)	91
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	93,519	52,283
Inventories	(25,369)	20,406
Prepaid and other assets	120,013	17,965
Accounts payable, accrued expenses and other liabilities	(239,449)	(49,475)
Income taxes payable/receivable, net	3,043	54,162
Net cash provided by operating activities	$67,903	$398,816
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(47,559)	(41,345)
Capitalized interest payments	(3,140)	(2,563)
Proceeds from the U.S. Government Agreement	7,340	—
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(89,520)	—
Product acquisition costs and license fees	—	(2,485)
Proceeds from sale of business and other assets, net	21,133	1,343
Net cash used in investing activities	$(111,746)	$(45,050)

ENDO INTERNATIONAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,279,978
Proceeds from issuance of term loans, net	—	1,980,000
Repayments of notes	(180,342)	—
Repayments of term loans	(10,000)	(3,300,475)
Repayments of other indebtedness	(2,970)	(2,669)
Payments for debt issuance and extinguishment costs	—	(7,618)
Payments for contingent consideration	(1,744)	(1,471)
Payments of tax withholding for restricted shares	(1,894)	(14,114)
Proceeds from exercise of options	—	622
Net cash used in financing activities	$(196,950)	$(65,747)
Effect of foreign exchange rate	(452)	711
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(241,245)	$288,730
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,631,310	1,385,000
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,390,065	$1,673,730
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in the Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification adjustments primarily relate to changes to the presentation of certain costs and expenses in our Condensed Consolidated Statements of Operations. Specifically, effective with the First Quarter 2022 Form 10-Q, the Company has added a new financial statement line item labeled Acquired in-process research and development. Any prior period amounts of acquired in-process research and development charges presented in this report have been reclassified to this line item from the existing financial statement line item labeled Research and development.
Going Concern
As previously disclosed, as a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning may ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Some of these actions could take significant time to implement and others may require judicial or other third-party approval. As further described below, thousands of governmental and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims. We have not been able to settle most of the opioid claims made against us and, as a result, we are exploring a wide array of potential actions as part of our contingency planning.
During the second quarter of 2022, our contingency planning process continued to advance. For example, we have been working with our external advisors to explore a range of options and have been engaging in dialogue with certain financial creditors and litigation claimants, together with their advisors. While continuing these discussions and our evaluation of strategic alternatives, we elected, for certain of our senior notes, to not make certain interest payments as they became due beginning on June 30, 2022. Under each of the indentures governing these notes, we have a 30-day grace period from the respective due dates to make these interest payments before such non-payments constitute events of default with respect to such notes. As of the date of this report, these interest payments either: (i) had been paid before the end of any applicable grace periods or (ii) remained unpaid but were still within applicable grace periods. However, we remain in constructive negotiations with an ad hoc group of first lien creditors, among other parties, and, in light of the progress to date, we currently expect that these negotiations will likely result in a pre-arranged filing under Chapter 11 of the U.S. Bankruptcy Code by Endo International plc and substantially all of its subsidiaries, which could occur imminently. There can be no assurance of such an outcome. Despite a likely Chapter 11 filing, we retain substantial liquidity, with approximately $1.19 billion of unrestricted cash on our Condensed Consolidated Balance Sheets as of June 30, 2022, and we continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business.

As we continue discussions with certain of our creditors and/or consider further actions in connection with our evaluation of strategic alternatives, we cannot predict with certainty whether the remaining unpaid interest payments referenced above will be made by the end of any applicable grace periods or whether they and/or any of our future interest payments will be made timely, or at all. If one or more events of default were to occur under any of the agreements relating to our outstanding indebtedness, including without limitation as a result of us not making interest payments by the end of any applicable grace periods and/or us issuing audited financial statements containing an audit opinion with going concern or similar qualifications or exceptions, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately, terminate all commitments to extend further credit, foreclose against assets comprising the collateral securing or otherwise supporting the debt and pursue other legal remedies. Additionally, the instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Our assets and cash flows may be insufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon one or more events of default. Refer to the “Covenants and Events of Default” section of Note 13. Debt for further discussion.
Any of the circumstances above would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparties; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management’s time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations. We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans. Certain of these risks and uncertainties could also occur if our suppliers or other third parties believe that we may pursue one or more significant corporate transactions or other remedial measures.
Taken together, we believe the conditions and events described above raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these unaudited Condensed Consolidated Financial Statements. While the accompanying unaudited Condensed Consolidated Financial Statements have been prepared under the going concern basis of accounting, we continue to evaluate plans to resolve our risks to continue to operate as a going concern. These plans, however, have not yet been finalized and are not fully within our control. As a result, management has concluded that its plans at this stage do not alleviate substantial doubt about Endo’s ability to continue as a going concern.
The unaudited Condensed Consolidated Financial Statements do not include any material adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty. See Note 18. Income Taxes for discussion regarding the impact of our going concern assessment on the valuation allowance related to our net deferred tax assets.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments and share-based compensation, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Furthermore, as further discussed in Note 1. Basis of Presentation, as a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning may ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Any such action could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.

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
NOTE 3. DISCONTINUED OPERATIONS AND HELD FOR SALE
Astora
The operating results of the Company’s Astora business, which the Board of Directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from discontinued operations before income taxes	$(4,544)	$(5,873)	$(11,218)	$(12,094)
Income tax benefit	—	(557)	—	(1,243)
Discontinued operations, net of tax	$(4,544)	$(5,316)	$(11,218)	$(10,851)
Loss from discontinued operations before income taxes includes mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $11.2 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
Certain Assets and Liabilities of Endo’s Retail Generics Business
In November 2020, we announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency, which are collectively referred to as the 2020 Restructuring Initiative and are further discussed in Note 4. Restructuring. These actions include an initiative to exit certain of our manufacturing and other sites to optimize our retail generics business cost structure. As part of this initiative, certain of these sites were sold in 2021 as further discussed in the Annual Report. Additionally, during the second quarter of 2022, we entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York that supported our retail generics business to Ram Ridge Partners BH LLC (Ram Ridge Partners). As of June 30, 2022, the sale has not yet closed; it is expected to close in the third quarter of 2022.
During the second quarter of 2022, these assets, which include property, plant and equipment with a carrying amount of approximately $11 million as of June 30, 2022, met the criteria to be classified as held for sale in the Condensed Consolidated Balance Sheets. Depreciation expense is not recorded on assets held for sale. These assets, which primarily related to the Company’s Generic Pharmaceuticals segment, did not meet the requirements for treatment as a discontinued operation.
NOTE 4. RESTRUCTURING
2020 Restructuring Initiative
On November 5, 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency (the 2020 Restructuring Initiative). These actions were initiated with the expectation of generating significant cost savings to be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions, which we have been progressing, include the following:
•Optimizing the Company’s retail generics business cost structure by exiting manufacturing and other sites in Irvine, California and Chestnut Ridge, New York, as well as certain sites in India. Certain of the sites have already been exited and certain products historically manufactured at these sites have been transferred to other internal and external sites within the Company’s manufacturing network.
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
As a result of the 2020 Restructuring Initiative, the Company expects to incur total pre-tax restructuring-related expenses of approximately $170 million to $185 million, of which approximately $140 million to $155 million relates to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs. The estimated expenses consist of accelerated depreciation charges of approximately $50 million to $55 million, asset impairment charges of approximately $50 million, employee separation, continuity and other benefit-related costs of approximately $55 million to $60 million and certain other restructuring costs of approximately $15 million to $20 million. Cash outlays associated with the 2020 Restructuring Initiative are expected to be approximately $75 million and consist primarily of employee separation, continuity and other benefit-related costs and certain other restructuring costs. By the end of 2022, the Company expects that substantially all of these costs will have been incurred and substantially all related cash payments will have been made.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net restructuring (charge reversals) charges related to:
Accelerated depreciation	$147	$9,072	$3,824	$15,979
Inventory adjustments	261	745	1,027	5,794
Employee separation, continuity and other benefit-related costs	(655)	1,721	1,723	8,331
Certain other restructuring costs	108	936	682	1,794
Total	$(139)	$12,474	$7,256	$31,898
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $0.1 million and $5.1 million of pre-tax net charges during the three and six months ended June 30, 2022, respectively, and $7.6 million and $22.5 million of pre-tax net charges during the three and six months ended June 30, 2021, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of June 30, 2022, cumulative amounts incurred to date include charges related to accelerated depreciation of approximately $51.0 million, asset impairments related to certain identifiable intangible assets, operating lease assets and disposal groups totaling approximately $49.5 million, inventory adjustments of approximately $11.1 million, employee separation, continuity and other benefit-related costs, net of approximately $54.4 million and certain other restructuring costs of approximately $3.4 million. Of these amounts, approximately $133.9 million was attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net restructuring (charge reversals) charges included in:
Cost of revenues	$391	$5,048	$3,650	$20,344
Selling, general and administrative	(712)	6,686	444	10,228
Research and development	182	740	3,162	1,326
Total	$(139)	$12,474	$7,256	$31,898

Changes to the liability for the 2020 Restructuring Initiative during the six months ended June 30, 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2021	$10,979	$205	$11,184
Net charges	1,723	683	2,406
Cash payments	(9,966)	(888)	(10,854)
Liability balance as of June 30, 2022	$2,736	$—	$2,736
Of the liability at June 30, 2022, approximately $2.5 million is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
2022 Restructuring Initiative
On April 28, 2022, the Company communicated the initiation of actions to streamline and simplify certain functions, including its commercial organization, to increase its overall organizational effectiveness and better align with current and future needs (the 2022 Restructuring Initiative). These actions were initiated with the expectation of generating cost savings, with a portion to be reinvested to support the Company’s key strategic priority to expand and enhance its product portfolio.
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
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net restructuring charges (charge reversals) related to:
Inventory adjustments	$905	$2,462
Employee separation, continuity and other benefit-related costs	(233)	20,087
Certain other restructuring costs	—	7,555
Total	$672	$30,104
These pre-tax net amounts were primarily attributable to our Branded Pharmaceuticals segment, which incurred $0.6 million and $17.0 million of pre-tax net charges during the three and six months ended June 30, 2022, respectively. The remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.

The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net restructuring charges (charge reversals) included in:
Cost of revenues	$1,169	$13,284
Selling, general and administrative	(907)	12,719
Research and development	410	4,101
Total	$672	$30,104
Changes to the liability for the 2022 Restructuring Initiative during the six months ended June 30, 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Total
Liability balance as of December 31, 2021	$—	$—
Net charges	20,087	20,087
Cash payments	(8,950)	(8,950)
Liability balance as of June 30, 2022	$11,137	$11,137
Of the liability at June 30, 2022, approximately $7.3 million is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, with the remaining amount classified as noncurrent and included in Other liabilities.
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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products in the areas of urology, orthopedics, endocrinology, medical aesthetics and bariatrics, among others. The products in this segment include XIAFLEX®, SUPPRELIN® LA, NASCOBAL® Nasal Spray, AVEED®, QWO®, PERCOCET®, TESTOPEL® and EDEX®, among others.
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
The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues from external customers:
Branded Pharmaceuticals	$218,952	$228,040	$423,813	$434,675
Sterile Injectables	123,171	294,600	363,199	603,345
Generic Pharmaceuticals	203,377	167,272	389,321	348,145
International Pharmaceuticals (1)	23,614	23,918	45,040	45,584
Total net revenues from external customers	$569,114	$713,830	$1,221,373	$1,431,749
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$88,613	$101,659	$166,279	$195,428
Sterile Injectables	68,397	226,983	259,651	469,622
Generic Pharmaceuticals	83,337	20,922	149,719	55,026
International Pharmaceuticals	8,472	10,102	12,853	17,573
Total segment adjusted income from continuing operations before income tax	$248,819	$359,666	$588,502	$737,649
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total consolidated (loss) income from continuing operations before income tax	$(1,873,732)	$916	$(1,940,847)	$48,699
Interest expense, net	139,784	141,553	274,733	275,894
Corporate unallocated costs (1)	38,388	36,500	81,669	75,974
Amortization of intangible assets	87,568	94,070	177,802	189,200
Acquired in-process research and development charges	65,000	5,000	67,900	5,000
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	37,347	15,083	94,996	38,803
Certain litigation-related and other contingencies, net (3)	208	35,195	25,362	35,832
Certain legal costs (4)	(9,462)	24,843	23,270	44,119
Asset impairment charges (5)	1,781,063	4,929	1,801,016	8,238
Acquisition-related and integration items, net (6)	1,825	97	448	(4,925)
Loss on extinguishment of debt	—	—	—	13,753
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,092)	1,355	(894)	2,502
Other, net (7)	(17,078)	125	(16,953)	4,560
Total segment adjusted income from continuing operations before income tax	$248,819	$359,666	$588,502	$737,649
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended June 30, 2022 include net employee separation, continuity and other benefit-related charges of $11.7 million, accelerated depreciation charges of $0.1 million and other net charges, including those related to strategic review initiatives, of $25.5 million. Amounts for the six months ended June 30, 2022 include net employee separation, continuity and other benefit-related charges of $44.1 million, accelerated depreciation charges of $3.8 million and other net charges, including those related to strategic review initiatives, of $47.1 million. Amounts for the three months ended June 30, 2021 include net employee separation, continuity and other benefit-related charges of $1.6 million, accelerated depreciation charges of $9.1 million and other net charges, including those related to strategic review initiatives, of $4.4 million. Amounts for the six months ended June 30, 2021 include net employee separation, continuity and other benefit-related charges of $10.1 million, accelerated depreciation charges of $16.0 million and other net charges, including those related to strategic review initiatives, of $12.7 million. These amounts relate primarily to our restructuring activities as further described in Note 4. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges. Our material legal proceedings and other contingent matters are described in more detail in Note 14. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses. The amount during the second quarter of 2022 reflects the recovery of certain previously-incurred opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets. For additional information, refer to Note 9. Goodwill and Other Intangibles.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)Amounts for the six months ended June 30, 2021 primarily relate to $3.9 million of third-party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs. Refer to Note 13. Debt for additional information. Other amounts in this row relate to gains and losses on sales of businesses and other assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and six months ended June 30, 2022 and 2021, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$120,878	$111,487	$220,362	$206,757
SUPPRELIN® LA	24,739	27,568	53,569	55,596
Other Specialty (1)	18,246	28,036	38,990	48,068
Total Specialty Products	$163,863	$167,091	$312,921	$310,421
Established Products:
PERCOCET®	$26,256	$26,156	$52,431	$51,781
TESTOPEL®	10,021	9,439	18,901	20,628
Other Established (2)	18,812	25,354	39,560	51,845
Total Established Products	$55,089	$60,949	$110,892	$124,254
Total Branded Pharmaceuticals (3)	$218,952	$228,040	$423,813	$434,675
Sterile Injectables:
VASOSTRICT®	$35,630	$197,121	$191,520	$421,067
ADRENALIN®	26,774	29,977	60,597	59,414
Other Sterile Injectables (4)	60,767	67,502	111,082	122,864
Total Sterile Injectables (3)	$123,171	$294,600	$363,199	$603,345
Total Generic Pharmaceuticals (5)	$203,377	$167,272	$389,321	$348,145
Total International Pharmaceuticals (6)	$23,614	$23,918	$45,040	$45,584
Total revenues, net	$569,114	$713,830	$1,221,373	$1,431,749
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray, AVEED® and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
(4)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three and six months ended June 30, 2022, varenicline tablets (our generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 13% and 12%, respectively, of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
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

Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at June 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Line Items	June 30, 2022	December 31, 2021
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$113,493	$124,114
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	—
Total restricted cash and cash equivalents		$198,493	$124,114
__________
(1)Amounts at June 30, 2022 and December 31, 2021 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $68.2 million and $78.4 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh- and/or opioid-related matters, and (ii) approximately $45.0 million of restricted cash and cash equivalents at both June 30, 2022 and December 31, 2021 related to certain insurance-related matters. In July 2022, the amount of restricted cash and cash equivalents associated with insurance-related matters increased by approximately $40 million to approximately $85 million, which resulted in a corresponding decrease to unrestricted cash and cash equivalents. See Note 14. Commitments and Contingencies for further information about litigation-related matters.
(2)The amount at June 30, 2022 relates to the TLC Agreement (as defined below). See Note 10. License, Collaboration and Asset Acquisition Agreements for further information about this amount.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Fair Value Measurements at June 30, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$13,513	$—	$—	$13,513
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$5,140	$5,140
Acquisition-related contingent consideration—noncurrent	$—	$—	$13,102	$13,102

	Fair Value Measurements at December 31, 2021 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$134,847	$—	$—	$134,847
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$5,748	$5,748
Acquisition-related contingent consideration—noncurrent	$—	$—	$14,328	$14,328
At June 30, 2022 and December 31, 2021, money market funds include $13.5 million and $16.2 million, respectively, in QSFs to be disbursed to litigation claimants. Amounts in QSFs are considered restricted cash equivalents. See Note 14. Commitments and Contingencies for further discussion of our litigation. At June 30, 2022 and December 31, 2021, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period	$17,976	$29,763	$20,076	$36,249
Amounts settled	(1,357)	(2,539)	(2,159)	(3,690)
Changes in fair value recorded in earnings	1,825	117	448	(5,336)
Effect of currency translation	(202)	106	(123)	224
End of period	$18,242	$27,447	$18,242	$27,447
At June 30, 2022, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.8%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net. Amounts recorded for the current and noncurrent portions of acquisition-related contingent consideration are included in Accounts payable and accrued expenses and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2022 by acquisition (in thousands):

	Balance as of December 31, 2021	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of June 30, 2022
Auxilium acquisition	$9,038	$394	$(536)	$8,896
Lehigh Valley Technologies, Inc. acquisitions	3,600	(284)	(416)	2,900
Other	7,438	338	(1,330)	6,446
Total	$20,076	$448	$(2,282)	$18,242
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2022 were as follows (in thousands):

	Fair Value Measurements during the Six Months Ended June 30, 2022 (1) using:			Total Expense for the Six Months Ended June 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)(3)	$—	$—	$37,898	$(49,953)
Certain property, plant and equipment	—	—	—	(3,063)
Total	$—	$—	$37,898	$(53,016)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)These fair value measurements were determined using risk-adjusted discount rates ranging from 9.5% to 12.0% (weighted average rate of approximately 11.6%, weighted based on relative fair value).
(3)The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 9. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies used.
NOTE 7. INVENTORIES
Inventories consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials (1)	$108,779	$90,453
Work-in-process (1)	62,204	82,728
Finished goods (1)	116,773	110,371
Total	$287,756	$283,552
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.

Inventory that is in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At June 30, 2022 and December 31, 2021, $31.6 million and $10.7 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company’s Condensed Consolidated Balance Sheets included approximately $10.4 million and $12.2 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 8. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at June 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Line Items	June 30, 2022	December 31, 2021
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$31,343	$34,832
Finance lease right-of-use assets	Property, plant and equipment, net	30,852	38,365
Total right-of-use assets		$62,195	$73,197
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$10,870	$10,992
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	29,068	33,727
Total operating lease liabilities		$39,938	$44,719
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$6,704	$6,841
Noncurrent finance lease liabilities	Other liabilities	15,160	18,374
Total finance lease liabilities		$21,864	$25,215
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Line Items	2022	2021	2022	2021
Operating lease cost	Various (1)	$2,311	$3,521	$5,037	$7,257
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,120	$2,311	$4,431	$4,622
Interest on lease liabilities	Interest expense, net	$353	$338	$606	$705
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,188	$3,042	$4,695	$6,064
Finance lease right-of-use asset impairment charges	Asset impairment charges	$3,063	$—	$3,063	$—
Sublease income	Various (1)	$(1,410)	$(947)	$(3,250)	$(1,880)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$1,523	$2,986	$3,129	$6,044
Selling, general and administrative	$3,632	$4,887	$7,676	$9,911
Research and development	$54	$54	$108	$108
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$6,344	$6,453
Operating cash payments for finance leases	$1,063	$1,297
Financing cash payments for finance leases	$2,970	$2,669
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amounts of our goodwill for the six months ended June 30, 2022 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2021	$828,818	$2,368,193	$—	$—	$3,197,011
Goodwill impairment charges	—	(1,748,000)	—	—	(1,748,000)
Goodwill as of June 30, 2022	$828,818	$620,193	$—	$—	$1,449,011
The carrying amounts of goodwill at June 30, 2022 and December 31, 2021 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2021	$855,810	$363,000	$3,142,657	$550,355	$4,911,822
Accumulated impairment losses as of June 30, 2022	$855,810	$2,111,000	$3,142,657	$540,339	$6,649,806
Other Intangible Assets
Changes in the amounts of other intangible assets for the six months ended June 30, 2022 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2021	Acquisitions	Impairments	Effect of Currency Translation	Balance as of June 30, 2022
Licenses (weighted average life of 14 years)	$442,107	$—	$—	$—	$442,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	6,226,139	—	(49,953)	(4,700)	6,171,486
Total other intangibles (weighted average life of 12 years years)	$6,674,655	$—	$(49,953)	$(4,700)	$6,620,002

Accumulated amortization:	Balance as of December 31, 2021	Amortization	Impairments	Effect of Currency Translation	Balance as of June 30, 2022
Licenses	$(419,932)	$(2,288)	$—	$—	$(422,220)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(3,885,491)	(175,514)	—	3,587	(4,057,418)
Total other intangibles	$(4,311,832)	$(177,802)	$—	$3,587	$(4,486,047)
Net other intangibles	$2,362,823				$2,133,955
Amortization expense for the three and six months ended June 30, 2022 totaled $87.6 million and $177.8 million, respectively. Amortization expense for the three and six months ended June 30, 2021 totaled $94.1 million and $189.2 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
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
Beginning in May 2022, our share price and the aggregate estimated fair value of our debt experienced significant declines. We believe these declines, which persisted through the end of the second quarter of 2022, were predominantly attributable to continuing and increasing investor and analyst uncertainty with respect to: (i) ongoing opioid and other litigation matters for which we have been unable to reach a broad-based resolution of outstanding claims and (ii) speculation surrounding the possibility of a future bankruptcy filing. Further, rising inflation and interest rates unfavorably affected the cost of borrowing, which is one of several inputs used in the determination of the discount rates used in our discounted cash flow models. For example, the U.S. Federal Reserve raised its benchmark interest rate by 50 basis points in May 2022 and by an additional 75 basis points in June 2022. Taken together, we determined that these factors represented triggering events that required the performance of interim goodwill impairments tests for both our Sterile Injectables and Branded Pharmaceuticals reporting units as of June 30, 2022.
When performing these goodwill impairment tests, we estimated the fair values of our reporting units taking into consideration management’s continued commitment to Endo’s strategic plans and the corresponding projected cash flows, as well as the fact that management’s views on litigation risk have not materially changed since our annual goodwill impairment tests performed on October 1, 2021. However, when analyzing our aggregated estimated internal valuation of our reporting units as of June 30, 2022 compared to our market capitalization, we also considered the increased level of investor and analyst uncertainty described above, coupled with our belief that investors and analysts are unlikely to modify their projections or valuation models unless or until we can demonstrate significant progression on the resolution of outstanding litigation matters and/or demonstrate that the risks of potential future strategic alternatives, including the possibility of a future bankruptcy filing, are no longer applicable. After performing this analysis, we made certain adjustments to incorporate these factors into the valuations of our reporting units and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $1,748.0 million, and (ii) while the estimated fair value declined, there was no goodwill impairment for our Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. The discount rates used in the June 30, 2022 goodwill tests were 13.5% and 18.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.
With respect to other intangible assets, we recorded asset impairment charges of $30.0 million and $50.0 million during the three and six months ended June 30, 2022, respectively, and $4.9 million and $7.8 million during the three and six months ended June 30, 2021, respectively. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
NOTE 10. LICENSE, COLLABORATION AND ASSET ACQUISITION AGREEMENTS
We have entered into certain license, collaboration and discovery agreements with third parties for product development. Generally speaking, these agreements require us to share in the development costs of such product candidates with third parties who in turn grant us marketing rights for such product candidates. Under these agreements we are generally required to: (i) make upfront payments and/or other payments upon successful completion of regulatory, sales and/or other milestones and/or (ii) pay royalties on sales of the products arising from these agreements. We have also, from time to time, entered into agreements to directly acquire certain assets from third parties.
Nevakar Agreement
In May 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement to acquire six development-stage ready-to-use injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Condensed Consolidated Statements of Operations.

The product candidates, which relate to our Sterile Injectables segment, are in various stages of development. The first commercial launch is expected in 2025; however, there can be no assurance this will occur within this timeframe or at all. With this acquisition, the Company will control all remaining development, regulatory, manufacturing and commercialization activities for the acquired product candidates.
TLC Agreement
In June 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599 (the TLC Agreement). We are accounting for the agreement as an asset acquisition. TLC599 is an injectable compound in Phase 3 development for the treatment of osteoarthritis knee pain. The TLC Agreement provides us the opportunity to commercialize this differentiated nonsurgical product candidate to complement our Branded Pharmaceuticals segment’s current on-market and in-development orthopedic-focused opportunities. We currently expect to launch TLC599 in the U.S. in 2025; however, there can be no assurance this will occur within this timeframe or at all.
Under the terms of the TLC Agreement, TLC will primarily be responsible for the development of the product and we will primarily be responsible for obtaining regulatory approval and for commercialization of the product in the U.S. Upon receipt of regulatory approval, we will have exclusive rights to manufacture, market, sell and distribute the product in the U.S.
During the second quarter of 2022, we made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Condensed Consolidated Statements of Operations. TLC is also eligible to receive: (i) payments of up to an additional $110.0 million based on the achievement of certain development, regulatory and manufacturing milestones related to the initial indication for the treatment of osteoarthritis knee pain; (ii) payments of up to an additional $30.0 million based on the achievement of certain development and regulatory milestones related to certain potential future indications; (iii) payments of up to an additional $500.0 million based on the achievement of certain commercial milestones; and (iv) tiered royalties based on net sales of TLC599 in the U.S. Unless terminated earlier or extended, the term of the TLC Agreement generally extends until the 20-year anniversary of the first commercial sale of TLC599.
Pursuant to the terms of the TLC Agreement, we have deposited approximately $85.0 million of cash into a bank account which may be used to fund certain future obligations under the TLC Agreement, or returned to us upon satisfaction of certain conditions. As further described in Note 6. Fair Value Measurements, this amount is considered restricted cash as of June 30, 2022 and is included in our Condensed Consolidated Balance Sheets at June 30, 2022 as Other assets.
NOTE 11. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At June 30, 2022, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	June 30, 2022	December 31, 2021	$ Change	% Change
Contract assets (1)	$3,826	$13,005	$(9,179)	(71)%
Contract liabilities (2)	$4,381	$4,663	$(282)	(6)%
__________
(1)At June 30, 2022 and December 31, 2021, approximately $2.2 million and $2.8 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets. The decrease in contract assets during the six months ended June 30, 2022 primarily relates to: (i) reclassifications of certain amounts to receivables as a result of rights to consideration becoming unconditional and (ii) changes in estimates with respect to amounts of consideration expected to be received from sales of certain intellectual property rights.
(2)At June 30, 2022 and December 31, 2021, approximately $0.6 million and $0.6 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the six months ended June 30, 2022, approximately $0.3 million of revenue was recognized that was included in the contract liability balance at December 31, 2021.

During the six months ended June 30, 2022, we recognized revenue of $1.9 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses include the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts payable	$90,643	$123,129
Returns and allowances	175,083	183,116
Rebates	134,679	150,039
Chargebacks	1,543	2,617
Other sales deductions	3,759	2,500
Accrued interest	139,616	106,735
Accrued payroll and related benefits	70,601	90,029
Accrued royalties and other distribution partner payables	33,690	58,422
Acquisition-related contingent consideration—current	5,140	5,748
Other	95,119	114,563
Total	$749,873	$836,898
NOTE 13. DEBT
The following table presents information about the Company’s total indebtedness at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
	Effective Interest Rate	Principal Amount	Carrying Amount	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022		$—	$—	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022		—	—	5.75%	172,048	172,048
5.375% Senior Notes due 2023	5.62%	6,127	6,119	5.62%	6,127	6,111
6.00% Senior Notes due 2023	6.28%	56,436	56,276	6.28%	56,436	56,203
5.875% Senior Secured Notes due 2024	6.14%	300,000	298,273	6.14%	300,000	297,928
6.00% Senior Notes due 2025	6.27%	21,578	21,437	6.27%	21,578	21,413
7.50% Senior Secured Notes due 2027	7.70%	2,015,479	1,999,173	7.70%	2,015,479	1,997,777
9.50% Senior Secured Second Lien Notes due 2027	9.68%	940,590	933,833	9.68%	940,590	933,330
6.00% Senior Notes due 2028	6.11%	1,260,416	1,253,160	6.11%	1,260,416	1,252,667
6.125% Senior Secured Notes due 2029	6.34%	1,295,000	1,279,620	6.34%	1,295,000	1,278,718
Term Loan Facility	6.43%	1,975,000	1,940,206	6.12%	1,985,000	1,947,633
Revolving Credit Facility	3.56%	277,200	277,200	2.63%	277,200	277,200
Total (1)		$8,147,826	$8,065,297		$8,338,168	$8,249,322
__________
(1)As of June 30, 2022, $26.1 million of the carrying amount of the Company’s long-term debt is classified as a current liability and is included in the Current portion of long-term debt line in the Condensed Consolidated Balance Sheets. As of December 31, 2021, $200.3 million of the carrying amount of the Company’s long-term debt is classified as a current liability and is included in the Current portion of long-term debt line in the Condensed Consolidated Balance Sheets. Any long-term debt not classified as a current liability is included in the Long-term debt, less current portion, net line in the Condensed Consolidated Balance Sheets.

The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at June 30, 2022. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027, (iii) the 6.125% Senior Secured Notes due 2029 and (iv) the Credit Agreement (as defined below) and related loan documents are secured on a pari passu basis by a first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and the guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $4.9 billion and $8.0 billion at June 30, 2022 and December 31, 2021, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement, which, immediately following the March 2021 Refinancing Transactions (as defined and further described below) provided for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding as of June 30, 2022 under the Credit Facilities are set forth in the table above. As of June 30, 2022, $76.0 million of commitments under the Revolving Credit Facility have matured and $924.0 million of commitments remain outstanding under the Revolving Credit Facility. After giving effect to net borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $640.1 million of remaining credit is available under the Revolving Credit Facility as of June 30, 2022. Additionally, the Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
Covenants and Events of Default
As further described below and in the Annual Report, the agreements relating to our outstanding indebtedness contain certain covenants and events of default. The events of default are subject to certain grace periods, may require the administrative agent, trustee, lenders and/or holders, as applicable, to take certain action to accelerate our indebtedness and may be waived or amended in a number of circumstances.
As of June 30, 2022 and December 31, 2021, we were in compliance with all covenants contained in the Credit Agreement and the indentures governing our various senior notes and senior secured notes.
Beginning during the second quarter of 2022, we elected to not make the following interest payments on or prior to their scheduled due dates: (i) approximately $38 million that was due on June 30, 2022 with respect to our outstanding 6.00% Senior Notes due 2028; (ii) approximately $2 million that was due on July 15, 2022 with respect to our outstanding 5.375% Senior Notes due 2023 and 6.00% Senior Notes due 2023; (iii) approximately $45 million that was due on July 31, 2022 with respect to our outstanding 9.50% Senior Secured Second Lien Notes due 2027; and (iv) approximately $1 million that was due on August 1, 2022 with respect to our outstanding 6.00% Senior Notes due 2025. Under each of the indentures governing these notes, we have a 30-day grace period from the respective due dates to make these interest payments before such non-payments constitute events of default with respect to such notes. We chose to enter these grace periods while continuing discussions with certain creditors in connection with our evaluation of strategic alternatives. Our decision to enter these grace periods was not driven by liquidity constraints, as we had approximately $1.19 billion in cash as of June 30, 2022. Accordingly, our day-to-day operations are not impacted by the decision at this time. We made the $38 million interest payment that became due on June 30, 2022 with respect to our outstanding 6.00% Senior Notes due 2028 on July 28, 2022, which was prior to the end of the applicable grace period.
Additionally, as further described in Note 1. Basis of Presentation, we believe there is substantial doubt about our ability to continue as a going concern. Pursuant to the terms of the Credit Agreement, in the event we issue audited financial statements in the future that contain an audit opinion with going concern or similar qualifications or exceptions, it could result in, among other things, an event of default with respect to our Credit Facilities.

If one or more events of default were to occur under any of the agreements relating to our outstanding indebtedness, including without limitation as a result of us not making interest payments by the end of any applicable grace periods and/or us issuing audited financial statements containing an audit opinion with going concern or similar qualifications or exceptions, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately, terminate all commitments to extend further credit, foreclose against assets comprising the collateral securing or otherwise supporting the debt and pursue other legal remedies. Additionally, the instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Our assets and cash flows may be insufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon one or more events of default. We may need to conduct asset sales or pursue other alternatives, including proceedings under applicable insolvency laws relating to some or all of our business.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the six months ended June 30, 2022 or the year ended December 31, 2021. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2021, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
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
As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning may ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Some of these actions could take significant time to implement and others may require judicial or other third-party approval. As further described below, thousands of governmental and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims. We have not been able to settle most of the opioid claims made against us and, as a result, we are exploring a wide array of potential actions as part of our contingency planning. We have been working with our external advisors to explore a range of options and have been engaging in dialogue with certain financial creditors and litigation claimants, together with their advisors. We remain in constructive negotiations with an ad hoc group of first lien creditors, among other parties, and, in light of the progress to date, we currently expect that these negotiations will likely result in a pre-arranged filing under Chapter 11 of the U.S. Bankruptcy Code by Endo International plc and substantially all of its subsidiaries, which could occur imminently. There can be no assurance of such an outcome. Any of the circumstances above would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparties; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management’s time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations. We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans. Certain of these risks and uncertainties could also occur if our suppliers or other third parties believe that we may pursue one or more significant corporate transactions or other remedial measures.

As of June 30, 2022, our accrual for loss contingencies totaled $395.8 million, the most significant components of which relate to: (i) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016 and (ii) various opioid-related matters as further described herein. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of June 30, 2022, $390.8 million of our accrual for loss contingencies is classified in the Current portion of legal settlement accrual in the Condensed Consolidated Balance Sheets, with the remainder classified as Long-term legal settlement accrual, less current portion. The timing of the resolution of certain of these matters remains uncertain.
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
Various Master Settlement Agreements (MSAs) and other agreements have resolved approximately 71,000 filed and unfiled U.S. mesh claims as of June 30, 2022. These MSAs and other agreements were entered into at various times between June 2013 and the present, were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds will be deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the six months ended June 30, 2022 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2021	$78,402	$258,137
Cash received for reversionary interests, net of cash contributions to Qualified Settlement Funds	(367)	—
Cash distributions to settle disputes from Qualified Settlement Funds	(10,610)	(10,610)
Other cash distributions to settle disputes	—	(5,629)
Other (1)	30	(941)
Balance as of June 30, 2022	$67,455	$240,957
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
As of June 30, 2022, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $67.5 million of which remains in the QSFs as of June 30, 2022. We currently expect to fund all of the remaining payments under all previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and Endo Ventures Limited, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of August 1, 2022, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases have been filed as putative class actions; to date, however, no court has certified a litigation class. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta by the City of Grand Prairie, Alberta, and The Corporation of the City of Brantford, Ontario, on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan by the Peter Ballantyne Cree Nation and the Lac La Ronge Indian Band, on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and five additional putative class actions, filed in British Columbia, Manitoba, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
The complaints in the cases assert a variety of claims, including but not limited to statutory claims asserting violations of public nuisance, consumer protection, unfair trade practices, racketeering, Medicaid fraud and/or drug dealer liability laws and/or common law claims for public nuisance, fraud/misrepresentation, strict liability, negligence and/or unjust enrichment. The claims are generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or alleged failures to take adequate steps to identify and report suspicious orders and to prevent abuse and diversion. Plaintiffs seek various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. The damages sought exceed our applicable insurance.
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
In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. In July 2021, DFS filed an amended statement of charges. The amended statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers. DFS seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. In July 2021, EPI, EHSI, PPI and PPCI, among others, filed a petition in New York state court seeking to prohibit DFS from proceeding with its administrative enforcement action. In December 2021, DFS filed a motion to dismiss that petition, which the court granted in June 2022. The Company’s subsidiaries, among others, appealed that ruling in July 2022.

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
Since 2019, the Company and/or certain of its subsidiaries have executed a number of settlement agreements to resolve governmental opioid claims brought by certain states, counties, cities and/or other governmental entities. Certain related developments include but are not limited to the following:
•In September 2019, EPI, EHSI, PPI and PPCI executed a settlement agreement with two Ohio counties providing for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. The settlement amount was paid during the third quarter of 2019 and there is no remaining liability accrual for this matter as of June 30, 2022.
•In January 2020, EPI and PPI executed a settlement agreement with the state of Oklahoma providing for a payment of $8.75 million. The settlement amount was paid during the first quarter of 2020 and there is no remaining liability accrual for this matter as of June 30, 2022.
•In August 2021, EPI, EHSI, nine counties in eastern Tennessee, eighteen municipalities within those counties and a minor individual executed a settlement agreement providing for a payment of $35 million. The settlement amount was paid during the third quarter of 2021 and there is no remaining liability accrual for this matter as of June 30, 2022.
•In September 2021, Endo International plc, EPI, EHSI, PPI and PPCI executed a settlement agreement with the state of New York and two of its counties providing for a payment of $50 million. The settlement amount was paid during the third quarter of 2021 and there is no remaining liability accrual for this matter as of June 30, 2022.
•In October 2021, EPI and EHSI executed a settlement agreement with the Alabama Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Alabama governmental persons and entities in exchange for a total payment of $25 million, subject to certain participation thresholds. The settlement amount has not yet been paid; the parties dispute whether the required participation thresholds have been satisfied. In July 2022, the Alabama Attorney General filed a motion to compel payment in the Circuit Court for Montgomery County, Alabama, which the court granted before EPI and EHSI filed a response. EPI and EHSI have filed a motion to reconsider and stay enforcement of the court’s order, which remains pending, as does a motion by the Alabama Attorney General to convert the court’s order into a final judgment. The full settlement amount is included in our liability accrual as of June 30, 2022.
•In December 2021, Endo International plc, EPI, EHSI, PPI and PPCI executed a settlement agreement with the Texas Attorney General’s office and four Texas counties intended to resolve opioid-related cases and claims of the state and other Texas governmental persons and entities in exchange for a total payment of $63 million, subject to certain participation thresholds. The settlement amount was deposited into a QSF during the first quarter of 2022 and, as of June 30, 2022, there is no remaining liability accrual for this matter.
•In January 2022, EPI and EHSI executed a settlement agreement with the Florida Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Florida governmental persons and entities in exchange for a total payment of up to $65 million, subject to certain participation thresholds. The settlement amount was deposited into a QSF during the second quarter of 2022 and, as of June 30, 2022, the remaining liability accrual for this matter was not material.
•In February 2022, EPI and EHSI executed a settlement agreement with the Louisiana Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Louisiana governmental persons and entities in exchange for a total payment of $7.5 million, subject to certain participation thresholds. The settlement amount has not yet been paid; certain conditions for payment remain outstanding. The full settlement amount is included in our liability accrual as of June 30, 2022
•In March 2022, EPI, EHSI and PPI executed a settlement agreement with the West Virginia Attorney General’s office intended to resolve opioid-related cases and claims of the state and other West Virginia governmental persons and entities in exchange for a total payment of $26 million, subject to certain participation thresholds. The settlement amount has not yet been paid; certain conditions for payment remain outstanding. The full settlement amount is included in our liability accrual as of June 30, 2022.

•In June 2022, EPI and EHSI executed a settlement agreement with the Arkansas Attorney General’s office and certain Arkansas local governments intended to resolve opioid-related cases and claims of the state and other Arkansas governmental persons and entities in exchange for a total payment of $9.75 million, subject to certain participation thresholds. With the exception of certain amounts held back pursuant to the MDL common benefit fund order discussed below, the settlement amount was paid during the third quarter of 2022. The full settlement amount is included in our liability accrual as of June 30, 2022.
•In July 2022, EPI and EHSI executed a settlement agreement with the Mississippi Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Mississippi governmental persons and entities in exchange for a total payment of $9 million, subject to certain participation thresholds. The settlement amount is not yet due and has not been paid. The full settlement amount is included in our liability accrual as of June 30, 2022.
•In July 2022, EPI, EHSI, PPI and PPCI executed a settlement agreement with the City and County of San Francisco providing for an initial payment of $5 million and subsequent payments of $500,000 a year over ten years. The settlement amount is not yet due and has not been paid. The full settlement amount is included in our liability accrual as of June 30, 2022.
While the specific terms of the agreements vary, each agreement was solely by way of compromise and settlement and was not in any way an admission of wrongdoing, fault or liability of any kind by us or any of our subsidiaries. Certain agreements provide for injunctive relief. Some agreements provide for additional payments in the event certain conditions, such as a comprehensive resolution of government-related opioid claims, are met; Florida may also be entitled to additional payments in the event we enter into a settlement with the attorney general of a state with a smaller population than Florida for an amount greater than $65 million prior to November 15, 2022.
Some settlement agreements may be subject to a May 2022 order of the MDL court generally requiring that a percentage of certain settlement amounts be held back from payment to plaintiffs and paid into an MDL common-benefit fund. Certain plaintiffs have filed motions with the MDL court or taken other procedural steps to vacate aspects of the order, seek clarification that the order does not apply to their settlements and/or request relief from the order. Such plaintiffs do not seek an increase of any settlement amount but rather in certain instances dispute that a portion of the total amount should be held back for the MDL common-benefit fund and argue that this portion should instead be paid to the settling plaintiffs.
In some states, certain governmental entities have declined to participate in the settlements and/or actively taken steps to try to challenge the release of their claims. For example:
•The plaintiffs in Mobile County Board of Health, et al. v. Richard Sackler, et al., a case pending in the Circuit Court of Mobile County, Alabama, initially refused to dismiss their claims against our subsidiaries. In April 2022, EPI and EHSI filed a motion in State of Alabama v. Endo Health Solutions Inc., et al., filed in the Circuit Court of Montgomery County, Alabama, seeking an order enjoining the Mobile County Board of Health plaintiffs from continuing their case and directing their compliance with the Alabama settlement. The court granted this motion and the Mobile County Board of Health plaintiffs dismissed their claims in June 2022.
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
Certain settlement agreements provide for the creation of QSFs into which settlement funds have been or will be deposited and/or provide for the repayment of some or all of the settlement amount under certain conditions. Depending on the terms of the respective agreements, funds deposited in QSFs have been and may continue to be considered restricted cash and/or restricted cash equivalents for a period of time subsequent to the initial funding. Distribution of funds from the QSFs is conditioned upon certain criteria that vary by agreement.
We recorded total charges for opioid-related matters of $10.0 million during the six months ended June 30, 2022 and as of June 30, 2022 our corresponding accrual totaled $141.4 million. In addition to the developments described above, our accrual for opioid-related matters as of June 30, 2022 includes amounts relating to certain unresolved matters for which, based on the progress of ongoing settlement negotiations and/or certain other factors, the Company believes a loss is probable and can reasonably be estimated. As further described below, the Company may be exposed to additional losses in excess of the amounts currently accrued, which could be material.

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
In December 2020, the Company received a subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia seeking documents related to McKinsey & Company. The Company received a related subpoena in May 2021, also issued by the U.S. Attorney’s Office for the Western District of Virginia. We are cooperating with the investigation.
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
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in Zantac® and generic ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). The complaints assert a variety of claims, including but not limited to various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief. Similar complaints against various defendants, in some instances including PPI, have also been filed in certain state courts, including but not limited to California, Illinois and Pennsylvania. Neither PPI nor its subsidiaries have manufactured or sold ranitidine since 2016.
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
In July 2022, claimants who alleged certain types of injuries were “exited” from the MDL census registry. Some of these claimants subsequently filed lawsuits in various courts.
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

Generic Drug Pricing Matters
Since March 2016, various private plaintiffs, state attorneys general and other governmental entities have filed cases against our subsidiary PPI and/or, in some instances, the Company, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, DAVA International, LLC, EPI, EHSI and/or PPCI, as well as other pharmaceutical manufacturers and, in some instances, other corporate and/or individual defendants, alleging price-fixing and other anticompetitive conduct with respect to generic pharmaceutical products. These cases, which include proposed class actions filed on behalf of direct purchasers, end-payers and indirect purchaser resellers, as well as non-class action suits, have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania; three cases commenced by writ of summons in Pennsylvania state court are in deferred status. There is also a proposed class action filed in the Federal Court of Canada on behalf of a proposed class of Canadian purchasers.
The various complaints and amended complaints generally assert claims under federal and/or state antitrust law, state consumer protection statutes and/or state common law, and seek damages, treble damages, civil penalties, disgorgement, declaratory and injunctive relief, costs and attorneys’ fees. Some claims are based on alleged product-specific conspiracies; other claims allege broader, multiple-product conspiracies. Under these overarching conspiracy theories, plaintiffs generally seek to hold all alleged participants in a particular conspiracy jointly and severally liable for all harms caused by the alleged conspiracy, not just harms related to the products manufactured and/or sold by a particular defendant.
The MDL court has issued various case management and substantive orders, including orders denying certain motions to dismiss, and discovery is ongoing. In June 2022, the MDL court dismissed certain state attorney general claims for disgorgement.
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
Other Antitrust Matters
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued our subsidiaries EHSI and EPI and other pharmaceutical companies, including Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax) and Penwest Pharmaceuticals Co., which our subsidiary EPI had acquired, alleging violations of antitrust law arising out of an agreement between EPI and Impax to settle certain patent infringement litigation and EPI’s introduction of reformulated OPANA® ER. Some cases were filed on behalf of putative classes of direct and indirect purchasers, while others were filed on behalf of individual retailers or health care benefit plans. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In June 2021, the court certified a direct purchaser class and an end-payer class; in August 2021, following an appeal and remand from the U.S. Court of Appeals for the Seventh Circuit, the district court amended its class certification order to certify a narrower end-payer class. Trial on all plaintiffs’ claims began in June 2022. In July 2022, the jury returned a verdict in favor of defendants. Later that month, plaintiffs filed a motion for judgment as a matter of law or for a new trial, which remains pending.

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
Beginning in May 2018, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI, EPI and/or us, as well as other pharmaceutical companies, alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Exforge® (amlodipine/valsartan). Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In September 2018, the putative class plaintiffs stipulated to the dismissal without prejudice of their claims against EPI and us, and the retailer plaintiffs later did the same. PPI filed a partial motion to dismiss certain claims in September 2018; the court granted the motion in August 2019. In March 2022, the putative class plaintiffs filed motions for class certification. In May 2022, defendants filed motions for summary judgment. The court has ordered that the cases be trial-ready by January 2023.
Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended-release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In October 2019, the defendants filed various motions to dismiss and, in the alternative, moved to transfer the litigation to the U.S. District Court for the District of Delaware. In August 2020, the Southern District of New York granted the motion to transfer without ruling on the motions to dismiss. In January 2021, the defendants filed motions to dismiss in the District of Delaware. In July 2022, the court dismissed certain claims asserted under state law but otherwise denied defendants’ motions to dismiss.
Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; a case filed by Aetna Inc. in May 2022 is pending in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. Discovery is ongoing. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action.
Beginning in June 2021, multiple complaints were filed on behalf of a putative class of direct purchasers in the U.S. District Court for the District of Massachusetts against Takeda Pharmaceuticals, PPI and us, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Amitiza® (lubiprostone). The complaints allege that Takeda and PPI entered into a settlement agreement that delayed the entry of generic Amitiza® and assert claims under Section 1 and Section 2 of the Sherman Act. Plaintiffs seek damages, treble damages and attorneys’ fees and costs. In September 2021, the plaintiffs voluntarily dismissed all claims against Endo International plc. In December 2021, PPI filed a motion to dismiss, which remains pending. Trial is currently scheduled to begin in February 2023.

In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda and PPI with respect to an authorized generic was in effect an output restriction conspiracy; the plaintiff asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In December 2021, the court dismissed the complaint for failure to state a claim (the plaintiff had already voluntarily dismissed all claims against EPI in November 2021). In January 2022, the plaintiff filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. The case is currently in discovery.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022.
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
Securities Litigation
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. In November 2020, the plaintiffs filed an amended complaint that among other things added Matthew J. Maletta as a defendant. In January 2021, the defendants filed a motion to dismiss, which the court granted in August 2021. In November 2021, the plaintiffs filed a second amended complaint, which among other things added allegations about discovery issues in certain opioid-related lawsuits. In January 2022, the defendants moved to dismiss the second amended complaint.
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
VASOSTRICT® Related Matters
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc. (Eagle) and other companies advising of the filing by such companies of Abbreviated New Drug Applications (ANDAs)/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) filed lawsuits against Eagle and other generic filers in the U.S. District Court for the District of Delaware or New Jersey within the 45-day deadline to invoke a 30-month stay of U.S. Food and Drug Administration (FDA) approval pursuant to the Hatch-Waxman statutory framework. We reached settlements and voluntarily dismissed the suits against many of these filers. The remaining Delaware cases against Eagle and Amneal Pharmaceuticals LLC were consolidated and a trial was held in July 2021. In August 2021, the court issued an opinion holding that Eagle’s proposed generic product will not infringe PPI’s asserted patent claims. The court made no finding regarding the validity of the patents. We appealed the ruling. The appellate argument was held in July 2022 before the Federal Circuit.

In December 2020, we separately filed suit against Eagle, Amneal Pharmaceuticals LLC, Dr. Reddy’s Laboratories, Inc. and Aurobindo Pharma Limited in the U.S. District Court for the District of New Jersey in connection with a newly issued VASOSTRICT® genotyping patent. All of these cases have since been dismissed.
During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® 20 units/ml were launched, beginning with Eagle’s generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives have entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased and are likely to continue to increase throughout 2022 and beyond. This competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In March 2022, PSP LLC, PPI and EPIC received a notice letter from Cipla Limited (Cipla) advising of its filing of an ANDA for generic versions of VASOSTRICT® (vasopressin injection) for IV use 40 units/100 ml and 60 units/100 ml. In May 2022, PSP LLC and PPI filed a complaint against Cipla in the District Court of New Jersey within the 45-day statutory period to invoke a 30-month stay of FDA approval pursuant to the Hatch-Waxman statutory framework. The 30-month stay expires in September 2024.
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
NOTE 15. OTHER COMPREHENSIVE (LOSS) INCOME
During the three and six months ended June 30, 2022 and 2021, there were no tax effects allocated to any component of Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at June 30, 2022 and December 31, 2021 consist of Foreign currency translation loss.
NOTE 16. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and six months ended June 30, 2022 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2021	$45	$23	$8,953,906	$(9,981,515)	$(216,445)	$(1,243,986)
Net loss	—	—	—	(71,974)	—	(71,974)
Other comprehensive income	—	—	—	—	1,895	1,895
Compensation related to share-based awards	—	—	4,929	—	—	4,929
Tax withholding for restricted shares	—	—	(1,863)	—	—	(1,863)
Other	(1)	1	1	—	—	1
BALANCE, MARCH 31, 2022	$44	$24	$8,956,973	$(10,053,489)	$(214,550)	$(1,310,998)
Net loss	—	—	—	(1,885,427)	—	(1,885,427)
Other comprehensive loss	—	—	—	—	(4,334)	(4,334)
Compensation related to share-based awards	—	—	2,721	—	—	2,721
Tax withholding for restricted shares	—	—	(31)	—	—	(31)
Other	(2)	—	(1)	—	—	(3)
BALANCE, JUNE 30, 2022	$42	$24	$8,959,662	$(11,938,916)	$(218,884)	$(3,198,072)

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
Share-Based Compensation
The Company recognized share-based compensation expense of $2.7 million and $7.7 million during the three and six months ended June 30, 2022, respectively, and $4.4 million and $14.4 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $15.2 million.
As of June 30, 2022, the weighted average remaining requisite service period for non-vested restricted stock units and performance share units was 1.4 years.
NOTE 17. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (gain) loss on sale of business and other assets (1)	$(11,880)	$(264)	$(11,745)	$91
Foreign currency (gain) loss, net (2)	(2,280)	876	(568)	2,261
Net loss from our investments in the equity of other companies (3)	140	159	226	310
Other miscellaneous, net	(5,418)	(399)	(6,062)	(1,378)
Other (income) expense, net	$(19,438)	$372	$(18,149)	$1,284
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.

NOTE 18. INCOME TAXES
The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income from continuing operations before income tax	$(1,873,732)	$916	$(1,940,847)	$48,699
Income tax expense	$7,151	$11,100	$5,336	$11,824
Effective tax rate	(0.4)%	1,211.8%	(0.3)%	24.3%
The change in Income tax expense for the three and six months ended June 30, 2022 compared to the prior year period primarily relates to the 2021 discrete tax expense related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
As discussed in Note 1. Basis of Presentation, in the second quarter of 2022, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of June 30, 2022. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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

NOTE 19. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
(Loss) income from continuing operations	$(1,880,883)	$(10,184)	$(1,946,183)	$36,875
Loss from discontinued operations, net of tax	(4,544)	(5,316)	(11,218)	(10,851)
Net (loss) income	$(1,885,427)	$(15,500)	$(1,957,401)	$26,024
Denominator:
For basic per share data—weighted average shares	235,117	233,331	234,498	231,941
Dilutive effect of ordinary share equivalents	—	—	—	5,102
For diluted per share data—weighted average shares	235,117	233,331	234,498	237,043
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
The following table presents, for the three and six months ended June 30, 2022 and 2021, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts for the periods presented because to do so would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	5,397	6,591	5,701	5,163
Stock awards	5,493	9,541	6,523	3,496
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

RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; strategic review initiatives; financing transactions; COVID-19; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
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
•In November 2020, we announced the initiation of several strategic actions, collectively referred to as the 2020 Restructuring Initiative, to further optimize operations and increase overall efficiency. We have been progressing these actions. For example, during the second quarter of 2022, we entered into a definitive agreement to sell certain assets located in Chestnut Ridge, New York. We have recorded and expect to record certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of amounts recognized and expected future charges, refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In March 2021, we completed a series of financing transactions, collectively referred to herein as the March 2021 Refinancing Transactions, which are further discussed in Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In March 2021, we launched QWO® (collagenase clostridium histolyticum-aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. We have been progressing and expect to continue to progress our cellulite treatment development programs for QWO®. For example, during the second quarter of 2022, we launched a new multi-cohort, open-label study relevant to the use of QWO® for the treatment of moderate to severe cellulite in the buttocks of adult women. This study, which is designed to test different interventions to assess their potential impact on reduction of bruising, has been created with the flexibility to add cohorts in order to test additional interventions over time if desired.
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
•During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives have entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased and are likely to continue to increase throughout 2022 and beyond. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. As a result of these factors, we experienced a period of significant VASOSTRICT® vial destocking during the second quarter of 2022, which resulted in significant reductions to VASOSTRICT® revenues in this period.
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

•In May 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement to acquire six development-stage ready-to-use injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, see Note 10. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In June 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement with TLC to commercialize TLC599, an injectable compound in Phase 3 development. During the second quarter of 2022, we made an upfront cash payment of $30.0 million to TLC, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. Pursuant to this agreement, we could become obligated to make significant additional milestone and/or royalty payments to TLC in the future. For further discussion of this agreement, see Note 10. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•Beginning in June 2022, we elected to enter certain 30-day grace periods related to senior notes interest payments that were originally due to be paid between June 30, 2022 and August 1, 2022. Under the related indentures governing these notes, we have a 30-day grace period from the respective due dates to make these interest payments before such non-payments constitute events of default with respect to such notes. As of the date of this report, these interest payments either: (i) had been paid before the end of any applicable grace periods or (ii) remained unpaid but were still within applicable grace periods. Refer to Note 1. Basis of Presentation and Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
•In addition to our other legal proceedings, we, along with others, are the subject of various legal proceedings regarding the sale, marketing and/or distribution of prescription opioid medications. We have not been able to settle most of the opioid claims made against us and, as a result, there are opioid-related claims pending against us at various stages in the litigation process. It is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. The implications of these legal proceedings could result in a possible restructuring of our or our subsidiaries’ obligations through a bankruptcy filing which would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern. For further discussion, refer to Note 1. Basis of Presentation and Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A. “Risk Factors” in the Annual Report.
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
When compared to pre-COVID-19 levels, VASOSTRICT® has generally experienced increased sales volumes as a result of the COVID-19 pandemic based primarily on increased utilization levels associated with treating patients infected with COVID-19, including those with vasodilatory shock. However, COVID-19 has also contributed to significant fluctuations in VASOSTRICT® revenues from period to period based on both: (i) increases and decreases in utilization levels based on variability in the COVID-19 pandemic and (ii) channel inventory stocking and destocking patterns over time. Most recently, VASOSTRICT® has begun to experience significant revenue declines as a result of generic competition, which began in late January 2022, as well as changes in the COVID-19 pandemic. Specifically, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. As a result of these factors, we experienced a period of significant VASOSTRICT® vial destocking during the second quarter of 2022, which resulted in significant reductions to VASOSTRICT® revenues in this period.
On the other hand, certain of our products that are physician administered, including XIAFLEX®, have generally experienced decreased sales volumes during the COVID-19 pandemic due to reduced physician office activity and patient office visits because of the COVID-19 pandemic. While these products have generally been recovering since early 2020, they have at times continued to be impacted by COVID-19-related market conditions for specialty product office-based procedures, including medical and administrative staff shortages in physicians’ offices, reduced physician office activity and lower numbers of in-person patient office visits. While we have seen improving market conditions and a recovery in demand beginning in March 2022, these conditions have continued to contribute to variability in these products’ recoveries, as well as uncertainty about future revenues.
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
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Total revenues, net	$569,114	$713,830	(20)%	$1,221,373	$1,431,749	(15)%
Cost of revenues	263,786	318,480	(17)%	537,001	623,773	(14)%
Gross margin	$305,328	$395,350	(23)%	$684,372	$807,976	(15)%
Gross margin percentage	53.6%	55.4%		56.0%	56.4%
Selling, general and administrative	$180,830	$177,619	2%	$407,991	$364,793	12%
Research and development	29,788	29,669	—%	65,918	59,408	11%
Acquired in-process research and development	65,000	5,000	NM	67,900	5,000	NM
Litigation-related and other contingencies, net	208	35,195	(99)%	25,362	35,832	(29)%
Asset impairment charges	1,781,063	4,929	NM	1,801,016	8,238	NM
Acquisition-related and integration items, net	1,825	97	NM	448	(4,925)	NM
Interest expense, net	139,784	141,553	(1)%	274,733	275,894	—%
Loss on extinguishment of debt	—	—	NM	—	13,753	(100)%
Other (income) expense, net	(19,438)	372	NM	(18,149)	1,284	NM
(Loss) income from continuing operations before income tax	$(1,873,732)	$916	NM	$(1,940,847)	$48,699	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decreases in revenues for the three and six months ended June 30, 2022 were primarily due to revenue decreases related to VASOSTRICT® and the Established Products portfolio of our Branded Pharmaceuticals segment, partially offset by increased revenues from our Generic Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and six months ended June 30, 2022 and 2021, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of intangible assets (1)	$87,568	$94,070	$177,802	$189,200
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$5,107	$4,970	$20,844	$20,266
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and six months ended June 30, 2022 were primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets previously put into service.
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

The decreases in Cost of revenues for the three and six months ended June 30, 2022 were primarily due to decreased revenues and decreased amortization expense, partially offset by unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues.
The decreases in gross margin percentage for the three and six months ended June 30, 2022 were primarily due to unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues, partially offset by decreased amortization expense.
Selling, general and administrative. The increases for the three and six months ended June 30, 2022 were primarily due to increased costs associated with certain strategic review initiatives, restructuring and other cost reduction initiatives and our investment in consumer marketing efforts supporting XIAFLEX®, partially offset by the recovery of certain previously-incurred opioid-related legal expenses during the second quarter of 2022. Additionally, during the six months ended June 30, 2022, Selling, general and administrative expenses increased as a result of increased costs associated with certain legal matters. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized and expected future charges.
Research and development. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development programs for the treatment of plantar fibromatosis, for which we subsequently initiated a Phase 2 study in the fourth quarter of 2021, and adhesive capsulitis, for which we announced top-line results from our Phase 2 in the second quarter of 2022. While Phase 2 adhesive capsulitis study participants receiving XIAFLEX® showed some improvement, the difference compared to those study participants receiving placebo was not statistically significant. We have also been progressing and expect to continue to progress our cellulite treatment development programs for QWO®, which was launched in March 2021 for the treatment of moderate to severe cellulite in the buttocks of adult women. For example, during the second quarter of 2022, we launched a new multi-cohort, open-label study relevant to the use of QWO® for the treatment of moderate to severe cellulite in the buttocks of adult women. This study, which is designed to test different interventions to assess their potential impact on reduction of bruising, has been created with the flexibility to add cohorts in order to test additional interventions over time if desired. Additionally, during the second quarter of 2022, we entered into the TLC Agreement, which, as further described in Note 10. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1, is intended to complement our Branded Pharmaceuticals segment’s current on-market and in-development orthopedic-focused opportunities.
We also expect to continue to focus investments in ready-to-use and other product candidates in our Sterile Injectables segment, potentially including acquisitions and/or license and commercialization agreements such as the second-quarter 2022 Nevakar Agreement that is further described in Note 10. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The increase in R&D expense for the six months ended June 30, 2022 was primarily driven by increased costs associated with our XIAFLEX® development programs, as well as increased costs associated with certain restructuring and other cost reduction initiatives. Refer to Note 4. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized and expected future charges.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. We recognize Acquired in-process research and development charges in periods in which we acquire in-process research and development from third parties or incur (up to the point of regulatory approval) expenses related to upfront or milestone payments to third parties. The increases in Acquired in-process research and development charges for the three and six months ended June 30, 2022 were primarily driven by the incurrence, during the second quarter of 2022, of expenses related to upfront payments associated with the Nevakar Agreement and the TLC Agreement of $35.0 million and $30.0 million, respectively, which are further described in Note 10. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1. To the extent we enter into agreements to acquire in-process research and development in the future and/or incur expenses related to upfront or milestone payments to third parties associated with existing or potential future agreements, Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net are changes to our accruals for litigation-related settlement charges. Our material legal proceedings and other contingent matters are described in more detail in Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. As further described therein, adjustments to the corresponding liability accruals may be required in the future, including in the short term. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Goodwill impairment charges	$1,748,000	$—	$1,748,000	$—
Other intangible asset impairment charges	30,000	4,929	49,953	7,811
Property, plant and equipment impairment charges	3,063	—	3,063	427
Total asset impairment charges	$1,781,063	$4,929	$1,801,016	$8,238
For additional information, refer to Note 6. Fair Value Measurements and Note 9. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
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
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$139,931	$141,643	$275,006	$276,340
Interest income	(147)	(90)	(273)	(446)
Interest expense, net	$139,784	$141,553	$274,733	$275,894
The decreases in interest expense for the three and six months ended June 30, 2022 were primarily attributable to decreases to the principal amount of our indebtedness, which were primarily attributable to the partial repayment of the Revolving Credit Facility in October 2021 and the January 2022 Senior Notes Repayments, partially offset by increases in the weighted average interest rate applicable to our total indebtedness. Refer to Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these transactions. Changes in interest rates could increase our interest expense in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Loss on extinguishment of debt. The amount during the six months ended June 30, 2021 relates to the March 2021 Refinancing Transactions. Refer to Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Other (income) expense, net. The components of Other (income) expense, net for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (gain) loss on sale of business and other assets	$(11,880)	$(264)	$(11,745)	$91
Foreign currency (gain) loss, net	(2,280)	876	(568)	2,261
Net loss from our investments in the equity of other companies	140	159	226	310
Other miscellaneous, net	(5,418)	(399)	(6,062)	(1,378)
Other (income) expense, net	$(19,438)	$372	$(18,149)	$1,284
For additional information on the components of Other (income) expense, net, refer to Note 17. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Income tax expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income from continuing operations before income tax	$(1,873,732)	$916	$(1,940,847)	$48,699
Income tax expense	$7,151	$11,100	$5,336	$11,824
Effective tax rate	(0.4)%	1,211.8%	(0.3)%	24.3%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in Income tax expense for the three and six months ended June 30, 2022 compared to the prior year period primarily relates to the 2021 discrete tax expense related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
As discussed in Note 1. Basis of Presentation of the Condensed Consolidated Financial Statements included in Part I, Item 1, in the second quarter of 2022, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of June 30, 2022. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 18. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from discontinued operations before income taxes	$(4,544)	$(5,873)	$(11,218)	$(12,094)
Income tax benefit	—	(557)	—	(1,243)
Discontinued operations, net of tax	$(4,544)	$(5,316)	$(11,218)	$(10,851)
The pre-tax amounts during the three and six months ended June 30, 2022 and 2021 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Branded Pharmaceuticals	$218,952	$228,040	(4)%	$423,813	$434,675	(2)%
Sterile Injectables	123,171	294,600	(58)%	363,199	603,345	(40)%
Generic Pharmaceuticals	203,377	167,272	22%	389,321	348,145	12%
International Pharmaceuticals (1)	23,614	23,918	(1)%	45,040	45,584	(1)%
Total net revenues from external customers	$569,114	$713,830	(20)%	$1,221,373	$1,431,749	(15)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Specialty Products:
XIAFLEX®	$120,878	$111,487	8%	$220,362	$206,757	7%
SUPPRELIN® LA	24,739	27,568	(10)%	53,569	55,596	(4)%
Other Specialty (1)	18,246	28,036	(35)%	38,990	48,068	(19)%
Total Specialty Products	$163,863	$167,091	(2)%	$312,921	$310,421	1%
Established Products:
PERCOCET®	$26,256	$26,156	—%	$52,431	$51,781	1%
TESTOPEL®	10,021	9,439	6%	18,901	20,628	(8)%
Other Established (2)	18,812	25,354	(26)%	39,560	51,845	(24)%
Total Established Products	$55,089	$60,949	(10)%	$110,892	$124,254	(11)%
Total Branded Pharmaceuticals (3)	$218,952	$228,040	(4)%	$423,813	$434,675	(2)%
__________
(1)Products included within Other Specialty include NASCOBAL® Nasal Spray, AVEED® and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
Specialty Products
As noted above, certain of our products that are physician administered, including XIAFLEX®, have generally experienced decreased sales volumes during the COVID-19 pandemic due to reduced physician office activity and patient office visits because of the COVID-19 pandemic. While these products have generally been recovering since early 2020, they have at times continued to be impacted by COVID-19-related market conditions for specialty product office-based procedures, including medical and administrative staff shortages in physicians’ offices, reduced physician office activity and lower numbers of in-person patient office visits. While we have seen improving market conditions and a recovery in demand beginning in March 2022, these conditions have continued to contribute to variability in these products’ recoveries, as well as uncertainty about future revenues. Further changes as a result the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The increases in XIAFLEX® revenues for the three and six months ended June 30, 2022 were primarily attributable to increased net price, partially offset by slightly lower volumes resulting primarily from COVID-19-related market conditions as noted above.
The decreases in SUPPRELIN® LA revenues for the three and six months ended June 30, 2022 were primarily attributable to decreased net price, partially offset by increased volumes.
Established Products
The increase in TESTOPEL® revenues for the three months ended June 30, 2022 was primarily attributable to increased net price, partially offset by lower volumes. The decrease in TESTOPEL® revenues for the six months ended June 30, 2022 was primarily attributable to decreased volumes, partially offset by increased net price.
The decreases in Other Established Products revenues for the three and six months ended June 30, 2022 were primarily attributable to ongoing competitive pressures impacting this product portfolio and certain other factors.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
VASOSTRICT®	$35,630	$197,121	(82)%	$191,520	$421,067	(55)%
ADRENALIN®	26,774	29,977	(11)%	60,597	59,414	2%
Other Sterile Injectables (1)	60,767	67,502	(10)%	111,082	122,864	(10)%
Total Sterile Injectables (2)	$123,171	$294,600	(58)%	$363,199	$603,345	(40)%
__________
(1)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or six months ended June 30, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
The decreases in VASOSTRICT® revenues for the three and six months ended June 30, 2022 were primarily driven by decreases to both net price and volume, which were primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives have entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased and are likely to continue to increase throughout 2022 and beyond. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. As a result of these factors, we experienced a period of significant VASOSTRICT® vial destocking during the second quarter of 2022, which resulted in significant reductions to VASOSTRICT® revenues in this period. In February 2022, we launched VASOSTRICT® in a ready-to-use bottle, representing the first and only ready-to-use formulation of the drug. While we have seen some market conversion to the bottle since its launch, the factors described above have had and could continue to have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, refer to Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “VASOSTRICT® Related Matters.”
The decrease in ADRENALIN® revenues for the three months ended June 30, 2022 was primarily attributable to decreased volume. The increase in ADRENALIN® revenues for the six months ended June 30, 2022 was primarily attributable to increased net price, partially offset by decreased volume.
The decreases in Other Sterile Injectables revenues for the three and six months ended June 30, 2022 were primarily attributable to competitive pressures across multiple products within the product portfolio.
Generic Pharmaceuticals. The increases in Generic Pharmaceuticals revenues for the three and six months ended June 30, 2022 were primarily attributable to revenues from varenicline tablets (our generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, partially offset by competitive pressures on certain generic products. The timing and extent to which we could face competition on varenicline tablets cannot be predicted with certainty; however, competition could occur at any time, including in the near term, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Branded Pharmaceuticals	$88,613	$101,659	(13)%	$166,279	$195,428	(15)%
Sterile Injectables	$68,397	$226,983	(70)%	$259,651	$469,622	(45)%
Generic Pharmaceuticals	$83,337	$20,922	NM	$149,719	$55,026	NM
International Pharmaceuticals	$8,472	$10,102	(16)%	$12,853	$17,573	(27)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Branded Pharmaceuticals. The decreases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2022 were primarily attributable to increased costs associated with our investment in consumer marketing efforts supporting XIAFLEX® and certain legal matters.
Sterile Injectables. The decreases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2022 were primarily attributable to the gross margin effect of the decreased revenues further described above.

Generic Pharmaceuticals. The increases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2022 were primarily attributable to the gross margin effects of the increased revenues further described above and favorable changes in product mix.
International Pharmaceuticals. The decreases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2022 were primarily attributable to changes in product mix.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), contingent liabilities, debt service payments, income taxes and litigation-related matters. The Company’s working capital was $1,018.2 million at June 30, 2022 compared to working capital of $1,084.6 million at December 31, 2021. The amounts at June 30, 2022 and December 31, 2021 include restricted cash and cash equivalents associated with litigation-related matters, including $68.2 million and $78.4 million, respectively, held in QSFs for mesh- and/or opioid-related matters. Although these amounts in QSFs are included in working capital, they are required to be used for legal settlements.
Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,191.6 million at June 30, 2022 compared to $1,507.2 million at December 31, 2021.
Our business is exposed to a variety of material risks as further described herein and in the Annual Report. For example, we may face decreased revenues as a result of COVID-19 and, to the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues, such increase could be temporary. We may face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities, including potential costs related to settlements and judgments, as well as legal defense costs, and the implementation of our COVID-19 related policies and procedures. As a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning may ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Pursuant to such remedial measures, we currently expect to seek protection from our creditors under Chapter 11 of the Bankruptcy Code, which could occur imminently and would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, as further described herein and in Part I, Item 1A. “Risk Factors” in the Annual Report. Additionally, the agreements relating to our outstanding indebtedness contain certain covenants and events of default. As further discussed in Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1, if one or more events of default were to occur under any of the agreements relating to our outstanding indebtedness, including without limitation as a result of us not making interest payments by the end of any applicable grace periods and/or us issuing audited financial statements containing an audit opinion with going concern or similar qualifications or exceptions, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately, terminate all commitments to extend further credit, foreclose against assets comprising the collateral securing or otherwise supporting the debt and pursue other legal remedies, and our assets and cash flows may be insufficient to fully repay borrowings under our outstanding debt instruments if this were to occur. On a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. As further discussed in Note 1. Basis of Presentation of the Condensed Consolidated Financial Statements included in Part I, Item 1, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
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
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. As of June 30, 2022, approximately $2.0 billion was outstanding under the Term Loan Facility, approximately $0.3 billion was outstanding under the Revolving Credit Facility and approximately $5.9 billion was outstanding under the senior secured and senior unsecured notes.
After giving effect to net borrowings under the Revolving Credit Facility and issued and outstanding letters of credit, approximately $0.6 billion of remaining credit was available under the Revolving Credit Facility at June 30, 2022. Additionally, the Company’s outstanding debt agreements contain a number of restrictive covenants, including certain limitations on the Company’s ability to incur additional indebtedness.
Refer to Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional information about our indebtedness, including our debt financing transactions and information about maturities, interest rates, security, priority, events of default and our compliance with covenants.
Credit ratings. The Company’s corporate credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Caa3 with a stable outlook and CC, respectively. No report of any rating agency is being incorporated by reference herein.
Working capital. The components of our working capital and our liquidity at June 30, 2022 and December 31, 2021 are below (dollars in thousands):

	June 30, 2022	December 31, 2021
Total current assets	$2,199,904	$2,714,586
Less: total current liabilities	1,181,672	1,629,962
Working capital	$1,018,232	$1,084,624
Current ratio (total current assets divided by total current liabilities)	1.9:1	1.7:1
Net working capital decreased by $66.4 million from December 31, 2021 to June 30, 2022. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. This benefit was more than offset by, among other things, the following current period activity: (i) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Agreement, of $40.2 million; (ii) a $20.4 million decrease to working capital resulting from certain net charges related to litigation-related and other contingencies, which are further described in Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report; (iii) Acquired in-process research and development charges of $67.9 million and (iv) certain expenses incurred for restructuring and other cost reduction initiatives.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$67,903	$398,816
Investing activities	(111,746)	(45,050)
Financing activities	(196,950)	(65,747)
Effect of foreign exchange rate	(452)	711
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(241,245)	$288,730
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
The $330.9 million decrease in Net cash provided by operating activities during the six months ended June 30, 2022 compared to the prior year period was primarily due to reduced VASOSTRICT® revenues and increased payments for opioid-related matters, partially offset by the fact that, during the second quarter of 2022, we elected to enter a 30-day grace period related to an interest payment of approximately $38 million that was originally due to be paid on June 30, 2022, but, as further described in Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1, was not actually paid until July 2022. It is possible that operating cash flows could decline in the future as a result of, among other things, cash outflows for litigation-related matters and further reductions in VASOSTRICT® revenues.
Investing activities. The $66.7 million increase in Net cash used in investing activities during the six months ended June 30, 2022 compared to the prior year period was primarily attributable to: (i) an increase in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $89.5 million and (ii) an increase in Capital expenditures, excluding capitalized interest of $6.2 million. The changes were partially offset by: (i) an increase in Proceeds from sale of business and other assets, net of $19.8 million and (ii) an increase in Proceeds from the U.S. Government Agreement of $7.3 million.
Financing activities. During the six months ended June 30, 2022, Net cash used in financing activities primarily related to: (i) Repayments of notes of $180.3 million and (ii) Repayments of term loans of $10.0 million.
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
Cash Requirements for Contractual and Other Obligations. As of June 30, 2022, there were no material changes in our cash requirements for contractual and other obligations from those disclosed in the Annual Report except for those related to: (i) our indebtedness as further described in Note 13. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 and (ii) the transactions that are further described in Note 10. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
We have not made any substantial changes to our methodology used in our impairment tests since our previous assessment. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time. The use of different assumptions would increase or decrease our estimated discounted future cash flows and the resulting estimated fair values of our reporting units.
As further described in Note 9. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, we performed certain goodwill impairment tests during the second quarter of 2022. The discount rates used in these tests were 13.5% and 18.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively, compared to 14.5% and 11.0%, respectively, used in the October 1, 2021 goodwill tests. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use. As a result of the June 30, 2022 tests, we recorded a pre-tax non-cash goodwill impairment charge of $1,748.0 million for our Sterile Injectables reporting unit and determined there was no impairment of goodwill for our Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. A 50 basis point increase in the assumed discount rate utilized in the Branded Pharmaceuticals test would not have changed the outcome of that test; however, a 50 basis point increase in the assumed discount rate utilized in the Sterile Injectables test would have increased the goodwill impairment charge for this reporting unit by approximately $50 million.
As of June 30, 2022, our Branded Pharmaceuticals and Sterile Injectables reporting units had remaining goodwill of approximately $0.8 billion and $0.6 billion, respectively, and the carrying amount of our other intangible assets totaled approximately $2.1 billion. As a result, if the assumptions used in our impairment tests change, it is possible that additional impairment charges could be recorded in future periods and that these charges could be material.
Each of our segments is subject to risks and uncertainties related to future competition. For example, our Sterile Injectables segment has experienced significant revenue declines resulting from competitive generic alternatives to VASOSTRICT® that were introduced beginning in late January 2022 and may continue to be introduced. If actual results for our segments differ from our expectations, as a result of competition or otherwise, and/or if we make changes to our assumptions for these segments relating to competition or any other risks or uncertainties, the estimated future revenues and cash flows could be significantly reduced, which could ultimately result in asset impairment charges that may be material. For example, the discounted cash flows used in the most recent goodwill impairment test for our Sterile Injectables reporting unit reflected assumptions related to: (i) the overall market size for both branded and generic versions of VASOSTRICT®, including anticipated changes in demand driven in part by changes in COVID-19-related hospital utilization; (ii) the timing and extent of potential competitive impacts on VASOSTRICT® revenues; (iii) the extent and speed of any conversion of the market for VASOSTRICT® to the RTU pre-mix VASOSTRICT® bottle we launched in February 2022; and (iv) various assumptions regarding our pipeline Sterile Injectables products, including probability of success, launch timing and the competitive landscape at the time of planned launch, among other factors. Future performance is subject to many factors that are outside of our control and subject to significant uncertainty and are therefore inherently difficult to predict. Actual results going forward could differ significantly from our expectations and, if unfavorable, could result in interim impairment tests and additional impairment charges which could be material. Similarly, market-based factors such as rising interest rates could continue to impact our determination of fair value in the future, which could also result in or increase future impairment charges.
Additionally, we are continuing to closely monitor the impact of COVID-19 on our business. It is possible that COVID-19 could result in reductions to the estimated fair values of our goodwill and other intangible assets, which could ultimately result in asset impairment charges that may be material.
Furthermore, as further discussed in Note 1. Basis of Presentation of the Condensed Consolidated Financial Statements included in Part I, Item 1, as a result of the possibility or occurrence of an unfavorable outcome with respect to any legal proceeding, we have engaged in and, at any given time, may further engage in strategic reviews of all or a portion of our business. Any such review or contingency planning may ultimately result in our pursuing one or more significant corporate transactions or other remedial measures, including on a preventative or proactive basis. Any such action could ultimately result in, among other things, asset impairment charges that may be material.
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

Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. At June 30, 2022 and December 31, 2021, the aggregate principal amounts of such variable-rate indebtedness were $2,252.2 million and $2,262.2 million, respectively. Borrowings under the Credit Facilities may from time to time bear interest at variable rates, in certain cases subject to a floor. At June 30, 2022 and December 31, 2021, a hypothetical 1% increase in the applicable rate over the floor would have resulted in $22.5 million and $22.6 million, respectively, of incremental interest expense (representing the annual rate of expense) related to our variable-rate debt borrowings.
To the extent that we utilize additional amounts under the Revolving Credit Facility or otherwise increase the amount of our variable-rate indebtedness, we will be exposed to additional interest rate risk.
As of June 30, 2022 and December 31, 2021, we had no other assets or liabilities with significant interest rate sensitivity.
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
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at June 30, 2022 and December 31, 2021. A 10% change at June 30, 2022 and December 31, 2021 would have resulted in approximately $11 million in incremental foreign currency losses on such dates.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report and Part II, Item 1A. “Risk Factors” of our First Quarter 2022 Form 10-Q. There have been no material changes to our risk factors from those described therein except as set forth below.
The uncertainty surrounding, among other things, our ability to reach a resolution with certain of our financial creditors and opioid-related plaintiffs in connection with ongoing restructuring and settlement discussions has raised substantial doubt about our ability to continue as a going concern. We currently expect to seek protection from our creditors under Chapter 11 of the Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and could place our shareholders at significant risk of losing all of their investment in our ordinary shares.
As we have previously disclosed, our business is exposed to a variety of material risks, including opioid-related claims, other lawsuits and significant existing indebtedness. As a result of these uncertainties, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. We have been working with our external advisors to explore a range of options and have been engaging in dialogue with certain financial creditors and litigation claimants, together with their advisors. We remain in constructive negotiations with an ad hoc group of first lien creditors, among other parties, and, in light of the progress to date, we currently expect that these negotiations will likely result in a pre-arranged filing under Chapter 11 of the U.S. Bankruptcy Code by Endo International plc and substantially all of its subsidiaries, which could occur imminently. There can be no assurance of such an outcome. Any of the circumstances above would subject us to additional risks and uncertainties that could adversely affect our business prospects and ability to continue as a going concern, including, but not limited to, by causing increased difficulty obtaining and maintaining commercial relationships on competitive terms with customers, suppliers and other counterparties; increased difficulty retaining and motivating key employees, as well as attracting new employees; diversion of management’s time and attention to dealing with bankruptcy and restructuring activities rather than focusing exclusively on business operations; incurrence of substantial costs, fees and other expenses associated with bankruptcy proceedings; and loss of ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.
We would, in that event, also be subject to risks and uncertainties caused by the actions of creditors and other third parties with interests that may be inconsistent with our plans. For example, a bankruptcy filing could ultimately give rise to one or more events of default under the Credit Agreement governing our Credit Facilities and/or the indentures governing certain of our senior notes. Additionally, pursuant to the terms of the Credit Agreement, even if we do not ultimately declare bankruptcy, in the event we issue audited financial statements in the future that contain an audit opinion with going concern or similar qualifications or exceptions, it could result in, among other things, an event of default with respect to our Credit Facilities.
If one or more events of default were to occur under any of the agreements relating to our outstanding indebtedness, including without limitation as a result of us not making interest payments by the end of any applicable grace periods and/or us issuing audited financial statements containing an audit opinion with going concern or similar qualifications or exceptions, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become due and payable immediately, terminate all commitments to extend further credit, foreclose against assets comprising the collateral securing or otherwise supporting the debt and pursue other legal remedies. Additionally, the instruments governing our debt contain cross-default or cross-acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument. Our assets and cash flows may be insufficient to fully repay borrowings under our outstanding debt instruments if the obligations thereunder were accelerated upon one or more events of default.
All of our indebtedness and litigation liabilities are senior to the existing ordinary shares in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause our ordinary shares to be canceled, resulting in no recovery for holders of our ordinary shares.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2022.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On August 9, 2022, the Company announced that it completed a calculation indicating that the net assets of Endo International plc, on an unconsolidated standalone basis and in accordance with the Companies Act 2014 and Financial Reporting Standard 102, the financial reporting standard applicable in the UK and Republic of Ireland, are half or less of the amount of its called-up share capital. Pursuant to Section 1111 of the Irish Companies Act 2014, where the net assets of a public limited company (PLC) are half or less of the amount of the PLC’s called-up share capital, the directors of the PLC shall, not later than 28 days after the earliest day on which that fact is known to a director of the PLC (the relevant day), duly convene an extraordinary general meeting of the PLC for the purpose of considering whether any, and if so what, measures should be taken to deal with the situation. In compliance with Section 1111, the Company will convene an extraordinary general meeting not later than 28 days after the relevant day for such purpose. The extraordinary general meeting will be convened for a date not later than 56 days after the relevant day.
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
Date: August 9, 2022