Form 10-Q
period 2022-09-30
Endo International plc
filed 2022-11-09
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	ENDPQ (1)	(1)
(1)	On August 26, 2022, Endo International plc’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began trading exclusively on the over-the-counter market under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the United States Securities and Exchange Commission and Endo International plc’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒

	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒

	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐

	No	☒

The number of ordinary shares, nominal value $0.0001 per share outstanding as of November 1, 2022 was 235,199,746.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statements relating to future financial results, cost savings, revenues, expenses, net income and income per share; the status, progress and/or outcome of litigation, proceedings under chapter 11 of title 11 of the United States (U.S.) Code (the Bankruptcy Code) and/or any other contingency planning initiatives, including the application and effect of the automatic stay thereunder; future financing activities; the impact of the novel strain of coronavirus referred to as COVID-19 on the health and welfare of our employees and on our business (including any economic impact, anticipated return to historical purchasing decisions by customers, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us); the expansion of our product pipeline and any development, approval, launch or commercialization activities; and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements with words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about, among other things, the growth of our business, our financial performance and the development of our industry.
Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the timing or results of any pending or future litigation, investigations, claims, actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, antitrust matters and tax matters with the U.S. Internal Revenue Service (IRS); unfavorable publicity regarding the misuse of opioids; the status, progress and/or outcome of our ongoing bankruptcy proceedings; the risks related to the impact of COVID-19 (such as, without limitation, the scope and duration of the pandemic, governmental actions and restrictive measures, delays and cancellations of medical procedures, manufacturing and supply chain disruptions and other impacts to our business); changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the impacts of competition such as those related to the loss of VASOSTRICT® exclusivity; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; our ability to develop or expand our product pipeline and to continue to develop the market for QWO®, XIAFLEX® and other branded or unbranded products; the impact that known and unknown side effects may have on market perception and consumer preference; the success of any acquisition, licensing or commercialization; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 1, 2022 (the Annual Report), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 6, 2022 (the First Quarter 2022 Form 10-Q), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed with the SEC on August 9, 2022 (the Second Quarter 2022 Form 10-Q), in Part II, Item 1A of this report and in other reports that we file with the SEC.
These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document, including with respect to opioid, tax or antitrust related proceedings or any other litigation; the effects of our ongoing bankruptcy proceedings and the related events of default under our indebtedness on our current and future liquidity and ability to fund our working capital, capital expenditures, business development, debt service requirements, acquisitions and any other obligations; our ability to attract and retain key personnel; our ability to adjust to changing market conditions; and/or the potential for a significant reduction in our short-term and long-term revenues and/or any other factor that could cause us to be unable to fund our operations and liquidity needs.
i

We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report, Part II, Item 1A of the First Quarter 2022 Form 10-Q, Part II, Item 1A of the Second Quarter 2022 Form 10-Q and Part II, Item 1A of this report, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,053,892	$1,507,196
Restricted cash and cash equivalents	145,486	124,114
Accounts receivable, net	423,460	592,019
Inventories, net	288,914	283,552
Prepaid expenses and other current assets	141,120	200,484
Income taxes receivable	1,290	7,221
Total current assets	$2,054,162	$2,714,586
PROPERTY, PLANT AND EQUIPMENT, NET	431,445	396,712
OPERATING LEASE ASSETS	31,342	34,832
GOODWILL	1,352,011	3,197,011
OTHER INTANGIBLES, NET	1,992,932	2,362,823
DEFERRED INCOME TAXES	—	1,138
OTHER ASSETS	144,565	60,313
TOTAL ASSETS	$6,006,457	$8,767,415
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$538,730	$836,898
Current portion of legal settlement accrual	—	580,994
Current portion of operating lease liabilities	724	10,992
Current portion of long-term debt	—	200,342
Income taxes payable	3,599	736
Total current liabilities	$543,053	$1,629,962
DEFERRED INCOME TAXES	11,634	21,628
LONG-TERM DEBT, LESS CURRENT PORTION, NET	—	8,048,980
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	4,363	33,727
OTHER LIABILITIES	27,198	277,104
LIABILITIES SUBJECT TO COMPROMISE	9,345,250	—
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both September 30, 2022 and December 31, 2021	39	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,199,746 and 233,690,816 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	24	23
Additional paid-in capital	8,965,514	8,953,906
Accumulated deficit	(12,661,085)	(9,981,515)
Accumulated other comprehensive loss	(229,533)	(216,445)
Total shareholders’ deficit	$(3,925,041)	$(1,243,986)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,006,457	$8,767,415
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TOTAL REVENUES, NET	$541,690	$772,028	$1,763,063	$2,203,777
COSTS AND EXPENSES:
Cost of revenues	261,232	286,068	798,233	909,841
Selling, general and administrative	192,221	246,864	600,212	611,657
Research and development	31,885	25,616	97,803	85,024
Acquired in-process research and development	800	—	68,700	5,000
Litigation-related and other contingencies, net	419,376	83,495	444,738	119,327
Asset impairment charges	150,200	42,155	1,951,216	50,393
Acquisition-related and integration items, net	(1,399)	(1,432)	(951)	(6,357)
Interest expense, net	74,753	142,958	349,486	418,852
Loss on extinguishment of debt	—	—	—	13,753
Reorganization items, net	124,212	—	124,212	—
Other income, net	(3,998)	(5,955)	(22,147)	(4,671)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(707,592)	$(47,741)	$(2,648,439)	$958
INCOME TAX EXPENSE	10,680	1,548	16,016	13,372
LOSS FROM CONTINUING OPERATIONS	$(718,272)	$(49,289)	$(2,664,455)	$(12,414)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 4)	(3,897)	(27,918)	(15,115)	(38,769)
NET LOSS	$(722,169)	$(77,207)	$(2,679,570)	$(51,183)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(3.05)	$(0.21)	$(11.35)	$(0.05)
Discontinued operations	(0.02)	(0.12)	(0.07)	(0.17)
Basic	$(3.07)	$(0.33)	$(11.42)	$(0.22)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(3.05)	$(0.21)	$(11.35)	$(0.05)
Discontinued operations	(0.02)	(0.12)	(0.07)	(0.17)
Diluted	$(3.07)	$(0.33)	$(11.42)	$(0.22)
WEIGHTED AVERAGE SHARES:
Basic	235,160	233,578	234,719	232,487
Diluted	235,160	233,578	234,719	232,487
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET LOSS	$(722,169)	$(77,207)	$(2,679,570)	$(51,183)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(10,649)	$(3,293)	$(13,088)	$637
Total other comprehensive (loss) income	$(10,649)	$(3,293)	$(13,088)	$637
COMPREHENSIVE LOSS	$(732,818)	$(80,500)	$(2,692,658)	$(50,546)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(2,679,570)	$(51,183)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	302,338	350,455
Share-based compensation	13,506	22,237
Amortization of debt issuance costs and discount	9,406	10,755
Deferred income taxes	(8,337)	(3,633)
Change in fair value of contingent consideration	(951)	(6,771)
Loss on extinguishment of debt	—	13,753
Acquired in-process research and development charges	68,700	5,000
Asset impairment charges	1,951,216	50,393
Non-cash reorganization items, net	89,197	—
(Gain) loss on sale of business and other assets	(11,760)	198
Other	2,083	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	154,645	(23,601)
Inventories	(31,100)	29,729
Prepaid and other assets	72,111	5,508
Accounts payable, accrued expenses and other liabilities	219,668	4,486
Income taxes payable/receivable, net	8,459	53,588
Net cash provided by operating activities	$159,611	$460,914
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(77,865)	(61,496)
Capitalized interest payments	(3,140)	(2,721)
Proceeds from the U.S. Government Agreement	13,601	—
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(89,520)	(5,000)
Product acquisition costs and license fees	—	(2,486)
Proceeds from sale of business and other assets, net	22,378	1,357
Net cash used in investing activities	$(134,546)	$(70,346)
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,279,978
Proceeds from issuance of term loans, net	—	1,980,000
Repayments of notes	(180,342)	—
Repayments of term loans	(10,000)	(3,305,475)
Adequate protection payments	(168,643)	—
Repayments of other indebtedness	(4,501)	(4,044)
Payments for debt issuance and extinguishment costs	—	(8,574)
Payments for contingent consideration	(1,939)	(3,355)
Payments of tax withholding for restricted shares	(1,898)	(14,688)
Proceeds from exercise of options	—	622
Net cash used in financing activities	$(367,323)	$(75,536)
Effect of foreign exchange rate	(4,674)	238
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(346,932)	$315,270
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,631,310	1,385,000
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,284,378	$1,700,270
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in the Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification adjustments primarily relate to changes to the presentation of certain costs and expenses in our Condensed Consolidated Statements of Operations. Specifically, effective with the first quarter of 2022, the Company has added a new financial statement line item labeled Acquired in-process research and development. Any prior period amounts of acquired in-process research and development charges presented in this report have been reclassified to this line item from the existing financial statement line item labeled Research and development.
Going Concern
As further discussed herein, thousands of governmental and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims, most of which we have not been able to settle. As a result of the possibility or occurrence of an unfavorable outcome with respect to these proceedings, other legal proceedings and certain other risks and uncertainties, we have been exploring a wide array of potential actions as part of our contingency planning and, as further described in our Second Quarter 2022 Form 10-Q, we previously concluded that the related conditions and events gave rise to substantial doubt about our ability to continue as a going concern.
Subsequent to the filing of the Second Quarter 2022 Form 10-Q, on August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays the creditors from taking any action to enforce the related financial obligations and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt for additional information. As a result of these conditions and events, management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements have been prepared under the going concern basis of accounting as required by U.S. GAAP and do not include any adjustments that might be necessary should we be unable to continue as a going concern.
NOTE 2. BANKRUPTCY PROCEEDINGS
Chapter 11 Filing
As noted above, on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. The Debtors have received approval from the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to jointly administer their chapter 11 cases (the Chapter 11 Cases) for administrative purposes only pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure under the caption In re Endo International plc, et al. Certain entities consolidated by Endo International plc and included in these Condensed Consolidated Financial Statements are not party to the Chapter 11 Cases. These entities are collectively referred to herein as the Non-Debtor Affiliates.

The Debtors will continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are generally permitted to continue to operate as ongoing businesses and pay debts and honor obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors generally may not pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court.
Among other requirements, chapter 11 proceedings must comply with the priority scheme established by the Bankruptcy Code, under which certain post-petition and secured or “priority” pre-petition liabilities generally need to be satisfied before general unsecured creditors and shareholders are entitled to receive any distribution.
Under the Bankruptcy Code, the Debtors may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in this report, including, where applicable, the express termination rights thereunder or a quantification of obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under the Bankruptcy Code.
To ensure their ability to continue operating in the ordinary course of business, the Debtors have filed with the Bankruptcy Court a variety of motions seeking “first day” relief, including the authority to access cash collateral, continue using their cash management system, pay employee wages and benefits and pay vendors in the ordinary course of business. At a hearing held on August 18, 2022, the Bankruptcy Court generally approved the relief sought in these motions on an interim basis. Following subsequent hearings held on September 28, 2022, October 13, 2022 and October 19, 2022, the Bankruptcy Court entered orders approving substantially all of the relief sought on a final basis.
Events of Default
The August 16, 2022 bankruptcy filings by the Debtors constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays the creditors from taking any action to enforce the related financial obligations and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 14. Debt for additional information.
Restructuring Support Agreement
On August 16, 2022, we entered into a Restructuring Support Agreement (the RSA) with an ad hoc group (the Ad Hoc First Lien Group) of certain creditors holding in excess of 50% of the aggregate outstanding principal amount of Secured Debt (as defined in that certain collateral trust agreement, dated as of April 27, 2017, among Endo International plc, certain subsidiaries of Endo International plc, the other grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (as defined below), and Wells Fargo Bank, National Association, as indenture trustee, and Wilmington Trust, National Association, as collateral trustee (the Collateral Trust Agreement)), pursuant to which, among other things, one or more entities formed in a manner acceptable to the Ad Hoc First Lien Group (the Stalking Horse Bidder or the Purchaser) will serve as stalking horse bidder as we seek to sell all or substantially all of our assets in a sale pursuant to section 363 of the Bankruptcy Code (the Sale).
The Stalking Horse Bidder’s bid (the Stalking Horse Bid), which is subject to higher or otherwise better bids from other parties, includes an offer to purchase substantially all of our assets for an aggregate purchase price including: (i) a credit bid in full satisfaction of the Prepetition First Lien Indebtedness (as defined in the RSA); (ii) $5 million in cash on account of certain unencumbered assets; (iii) $122 million to wind-down our operations following the Sale closing date (the Wind-Down Amount); (iv) pre-closing professional fees; and (v) the assumption of certain liabilities. As part of the Stalking Horse Bid, the Stalking Horse Bidder will also make offers of employment to all of our active employees. Pursuant to the RSA, the definitive purchase and sale agreement with respect to the Stalking Horse Bid will include customary representations and warranties and customary covenants by the parties thereto.

The RSA contemplates a marketing process and auction that will be conducted under the supervision of the Bankruptcy Court, during which interested parties will have an opportunity to conduct due diligence and determine whether to submit a bid to acquire the Debtors’ assets. If the Stalking Horse Bid is selected as the highest or otherwise best offer following said marketing process and auction, the Ad Hoc First Lien Group will direct the Collateral Trustee (as defined in the Collateral Trust Agreement) to assign its rights to credit bid, on behalf of the Secured Parties (as defined in the Collateral Trust Agreement), to the Stalking Horse Bidder, so as to enable the Stalking Horse Bidder to credit bid for all or substantially all of our assets in exchange for the extinguishment of the obligations to the Secured Parties. The RSA further contemplates that the Purchaser will fund one or more trusts for parties with opioid-related claims against us, as further discussed in Note 15. Commitments and Contingencies.
Pursuant to the RSA, each of the parties agreed to, among other things, take all actions as are necessary and appropriate to facilitate the implementation and consummation of the Restructuring (as defined in the RSA), negotiate in good faith certain definitive documents relating to the Restructuring and obtain required approvals. In addition, we agreed to conduct our business in the ordinary course, provide notice and certain materials relating to the Restructuring to the consenting creditors’ advisors and pay certain fees and expenses of the consenting creditors.
The RSA provides certain milestones for the Restructuring. If we fail to satisfy these milestones and such failure is not the result of a breach of the RSA by the Required Consenting First Lien Creditors (as defined in the RSA), the Required Consenting First Lien Creditors will have the right to terminate the RSA. These milestones, as modified since we entered into the RSA (and which may be further modified from time to time), include: (i) not later than 11:59 p.m. prevailing Eastern Time on October 25, 2022, the Bankruptcy Court shall have entered the Cash Collateral Order (as defined below) on a final basis; (ii) not later than 11:59 p.m. prevailing Eastern Time on the date that is one hundred (100) calendar days after the Petition Date, the Bankruptcy Court shall have entered an order approving the bidding procedures; (iii) not later than 11:59 p.m. prevailing Eastern Time on the date that is two hundred forty-five (245) calendar days after the Petition Date, the Bankruptcy Court shall have entered an order approving the Sale; and (iv) not later than 11:59 p.m. prevailing Eastern Time on the date that is three hundred thirty (330) calendar days after the Petition Date (the Outside Date), the closing of the Sale shall have occurred, subject to certain extensions of the Outside Date as set forth in the RSA, including: (a) for extensions of prior milestones; (b) to close the Sale transaction with a backup bidder; and (c) for delays in obtaining regulatory or third-party approvals or consents.
Each of the parties to the RSA may terminate the agreement (and thereby their support for the Sale) under certain limited circumstances, including for material breaches and materially untrue representations and warranties by their counterparties, if a governmental agency enjoins the Sale or if the purchase and sale agreement with respect to the Sale is terminated under certain circumstances.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
Subsequent Developments
Cash Collateral
In October 2022, the Bankruptcy Court entered the Cash Collateral Order approving the Debtors’ consensual use of their secured creditors’ cash collateral. The Debtors intend to use the cash collateral to, among other things, permit the orderly continuation of their businesses, pay the costs of administration of their estates and satisfy other working capital and general corporate purposes. As described in additional detail elsewhere in this report, including in Note 14. Debt, the Cash Collateral Order obligates the Debtors to make certain adequate protection payments during the bankruptcy proceedings, establishes a budget for the Debtors’ use of cash collateral, establishes certain informational rights for the Debtors’ secured creditors and provides for the waiver of certain Bankruptcy Code provisions. The Cash Collateral Order also requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement (which is defined and further discussed below in Note 11. License, Collaboration and Asset Acquisition Agreements).
Asset Sale
As further discussed in Note 4. Discontinued Operations, during the second quarter of 2022, the Debtors entered into a definitive agreement to sell certain assets located in Chestnut Ridge, New York to Ram Ridge Partners (as defined below). In October 2022, the Bankruptcy Court approved the sale of the assets. The sale is currently expected to close in the fourth quarter of 2022.
Potential Claims
The Debtors intend to file with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions to be filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. The Debtors have not yet set a bar date (deadline) for holders of claims to file proofs of claim.

The Debtors have received numerous claims as of the date of this report including, in certain cases, duplicate claims across multiple Debtors. We expect that the Debtors may continue to receive a significant number of claims in the future. As claims are filed, they are being evaluated for validity and compared to amounts recorded in our accounting records. As of the date of this report, the amounts of certain of the claims received exceed the amounts of the corresponding liabilities, if any, that we have recorded based on our assessments of the purported liabilities underlying such claims, and it is likely this will continue to be the case in future periods. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of September 30, 2022.
Differences in amounts recorded and claims filed by creditors will continue to be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of the Debtors’ bankruptcy proceedings.
Bankruptcy Accounting
As a result of the Chapter 11 Cases, we have applied the provisions of Accounting Standards Codification Topic 852, Reorganizations (ASC 852) in preparing the accompanying Condensed Consolidated Financial Statements. ASC 852 requires that, for periods including and after the filing of a chapter 11 petition, the Condensed Consolidated Financial Statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Accordingly, for periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of September 30, 2022, information about the amounts presented as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets (in thousands):

September 30, 2022
Accounts payable	$16,121
Accrued interest	160,097
Debt	7,979,183
Litigation accruals	794,578
Uncertain tax positions	232,920
Other (1)	162,351
Total	$9,345,250
__________
(1)Amounts include operating and finance lease liabilities as further described in Note 9. Leases, acquisition-related contingent consideration liabilities as further described in Note 7. Fair Value Measurements, certain employee compensation-related liabilities and a variety of other miscellaneous liabilities.
The determination of how liabilities will ultimately be settled or treated cannot be made until approved by the Bankruptcy Court. Therefore, the amounts in the table above are preliminary and may be subject to future adjustments as a result of, among other things, the possibility or occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, any rejection by us of executory contracts and/or any payments by us of amounts classified as Liabilities subject to compromise, which may be allowed in certain limited circumstances. Amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us including, without limitation, those related to the expected amounts of allowed claims, the value of any collateral securing claims and the secured status of claims. Such adjustments may be material. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Condensed Consolidated Balance Sheets and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations. The following table sets forth, for the three and nine months ended September 30, 2022, information about the amounts presented as Reorganization items, net in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Professional fees	$35,015	$35,015
Debt valuation adjustments	89,197	89,197
Total	$124,212	$124,212
Since the Petition Date, our operating cash flows included net cash outflows of $2.9 million related to amounts classified as Reorganization items, net, which primarily consisted of payments for professional fees.
Refer also to Note 14. Debt for information about how our bankruptcy proceedings and certain related developments have affected our debt service payments and how such payments are being reflected in our Condensed Consolidated Financial Statements.
Nasdaq Delisting
On August 17, 2022, we received a letter (the Notice) from The Nasdaq Stock Market LLC (Nasdaq) stating that, in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that Endo’s ordinary shares would be delisted. In accordance with the Notice, trading of Endo’s ordinary shares was suspended at the opening of business on August 26, 2022. As a result, Endo’s ordinary shares began trading exclusively on the over-the-counter market on August 26, 2022. On the over-the-counter market, Endo’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began to trade under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the SEC; Endo’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments, share-based compensation, Liabilities subject to compromise and Reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Condensed Consolidated Balance Sheets. Furthermore, our ongoing bankruptcy proceedings and planned sale process have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
Significant Accounting Policies Added or Updated since December 31, 2021
Except as described in Note 2. Bankruptcy Proceedings, there have been no significant changes to our significant accounting policies since December 31, 2021. For additional discussion of the Company’s significant accounting policies, see Note 2. Summary of Significant Accounting Policies in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.

NOTE 4. DISCONTINUED OPERATIONS
Astora
The operating results of the Company’s Astora business, which the Board of Directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Litigation-related and other contingencies, net	$—	$25,000	$—	$25,000
Loss from discontinued operations before income taxes	$(3,897)	$(31,306)	$(15,115)	$(43,400)
Income tax benefit	$—	$(3,388)	$—	$(4,631)
Discontinued operations, net of tax	$(3,897)	$(27,918)	$(15,115)	$(38,769)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $15.1 million and $38.8 million for the nine months ended September 30, 2022 and 2021, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
Certain Assets and Liabilities of Endo’s Retail Generics Business
In November 2020, we announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency (the 2020 Restructuring Initiative), which are further discussed in Note 5. Restructuring. These actions include an initiative to exit certain of our manufacturing and other sites to optimize our retail generics business cost structure.
Certain of these sites were sold in 2021, resulting in the recognition of the following amounts during the third quarter of 2021: (i) an estimated expected pre-tax disposal loss of $42.2 million to write down the carrying amount of the disposal group to fair value, less cost to sell, which we recorded in Asset impairment charges in the Condensed Consolidated Statements of Operations and (ii) a net pre-tax reversal of $19.8 million of expense, primarily related to avoided severance costs for employees that transitioned to the purchasers in connection with these 2021 sales. The 2021 sales are further discussed in the Annual Report.
Additionally, during the second quarter of 2022, we entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York that supported our retail generics business to Ram Ridge Partners BH LLC (Ram Ridge Partners). We previously concluded that, as of June 30, 2022, these assets, which included property, plant and equipment with a carrying amount of approximately $11 million, met the criteria to be classified as held for sale in the Condensed Consolidated Balance Sheets. At September 30, 2022, as a result of the Chapter 11 Cases and the fact that the sale of these assets had become subject to approval by the Bankruptcy Court, we concluded these assets no longer met the criteria to be classified as held for sale. As a result, these assets were included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets as of September 30, 2022. In October 2022, the Bankruptcy Court approved the sale of the assets. The sale is currently expected to close in the fourth quarter of 2022. These assets, which primarily related to the Company’s Generic Pharmaceuticals segment, did not meet the requirements for treatment as a discontinued operation.
NOTE 5. RESTRUCTURING
2020 Restructuring Initiative
As noted above, in November 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency. These actions were initiated with the expectation of generating significant cost savings to be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions, which we have been progressing, include the following:
•Optimizing the Company’s retail generics business cost structure by exiting manufacturing and other sites in Irvine, California, Chestnut Ridge, New York and India. Certain sites have already been exited and certain products historically manufactured at these sites have been transferred to other internal and external sites within the Company’s manufacturing network.
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

As a result of the 2020 Restructuring Initiative, the Company’s global workforce was reduced by approximately 300 net full-time positions. The Company expects to realize annualized pre-tax cash savings (without giving effect to the costs described below) of approximately $85 million to $95 million by the first half of 2023, primarily related to reductions in Cost of revenues of approximately $65 million to $70 million and other expenses, including Selling, general and administrative and Research and development expenses, of approximately $20 million to $25 million. Future costs associated with the 2020 Restructuring Initiative are not expected to be material.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net restructuring charges (charge reversals) related to:
Accelerated depreciation	$—	$6,350	$3,824	$22,329
Asset impairments	—	42,155	—	42,155
Inventory adjustments	408	719	1,435	6,513
Employee separation, continuity and other benefit-related costs	(433)	(14,481)	1,290	(6,150)
Certain other restructuring costs	116	1,209	798	3,003
Total	$91	$35,952	$7,347	$67,850
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $0.4 million and $5.5 million of pre-tax net charges during the three and nine months ended September 30, 2022, respectively, and $31.0 million and $53.5 million of pre-tax net charges during the three and nine months ended September 30, 2021, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of September 30, 2022, cumulative amounts incurred to date include charges related to accelerated depreciation of approximately $51.0 million, asset impairments related to certain identifiable intangible assets, operating lease assets and disposal groups totaling approximately $49.5 million, inventory adjustments of approximately $11.5 million, employee separation, continuity and other benefit-related costs, net of approximately $53.9 million and certain other restructuring costs of approximately $3.5 million. Of these amounts, approximately $134.3 million was attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net restructuring charges (charge reversals) included in:
Cost of revenues	$375	$(11,050)	$4,025	$9,294
Selling, general and administrative	(243)	4,946	201	15,174
Research and development	(41)	(99)	3,121	1,227
Asset impairment charges	—	42,155	—	42,155
Total	$91	$35,952	$7,347	$67,850
Changes to the liability for the 2020 Restructuring Initiative during the nine months ended September 30, 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2021	$10,979	$205	$11,184
Net charges	1,290	798	2,088
Cash payments	(10,671)	(1,003)	(11,674)
Liability balance as of September 30, 2022	$1,598	$—	$1,598

2022 Restructuring Initiative
In April 2022, the Company communicated the initiation of actions to streamline and simplify certain functions, including its commercial organization, to increase its overall organizational effectiveness and better align with current and future needs (the 2022 Restructuring Initiative). These actions were initiated with the expectation of generating cost savings, with a portion to be reinvested to support the Company’s key strategic priority to expand and enhance its product portfolio.
As a result of the 2022 Restructuring Initiative, the Company’s global workforce is ultimately expected to be reduced by up to approximately 100 net full-time positions. The Company expects to realize annualized pre-tax cash savings (without giving effect to the costs described below) of approximately $55 million to $65 million by the second quarter of 2023, primarily related to reductions in Selling, general and administrative expenses. Future costs associated with the 2022 Restructuring Initiative are not expected to be material.
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net restructuring (charge reversals) charges related to:
Inventory adjustments	$—	$2,462
Employee separation, continuity and other benefit-related costs	(1,681)	18,406
Certain other restructuring costs	1,102	8,657
Total	$(579)	$29,525
These pre-tax net amounts were primarily attributable to our Branded Pharmaceuticals segment, which incurred $0.1 million and $17.0 million of pre-tax net charges during the three and nine months ended September 30, 2022, respectively. The remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net restructuring (charge reversals) charges included in:
Cost of revenues	$68	$13,352
Selling, general and administrative	(644)	12,075
Research and development	(3)	4,098
Total	$(579)	$29,525
Changes to the liability for the 2022 Restructuring Initiative during the nine months ended September 30, 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2021	$—	$—	$—
Net charges	18,406	1,102	19,508
Cash payments	(12,871)	(551)	(13,422)
Liability balance as of September 30, 2022	$5,535	$551	$6,086
Substantially all of the remaining liability at September 30, 2022 is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.

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
We evaluate segment performance based on Segment adjusted income from continuing operations before income tax, which we define as (Loss) income from continuing operations before income tax and before acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net; and certain other items.
Certain corporate expenses incurred by the Company are not directly attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of the Company’s segments. The Company’s Total segment adjusted income from continuing operations before income tax is equal to the combined results of each of its segments.
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products in the areas of urology, orthopedics, endocrinology, medical aesthetics and bariatrics, among others. Products in this segment include XIAFLEX®, SUPPRELIN® LA, AVEED®, NASCOBAL® Nasal Spray, QWO®, PERCOCET®, TESTOPEL® and EDEX®, among others.
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ertapenem for injection (the authorized generic of Merck Sharp & Dohme Corp.’s (Merck) Invanz®) and ephedrine sulfate injection, among others.
Generic Pharmaceuticals
Our Generic Pharmaceuticals segment consists of a product portfolio including solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, patches, powders, ophthalmics and sprays and includes products that treat and manage a wide variety of medical conditions.
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

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues from external customers:
Branded Pharmaceuticals	$203,501	$230,977	$627,314	$665,652
Sterile Injectables	118,693	343,653	481,892	946,998
Generic Pharmaceuticals	201,435	174,306	590,756	522,451
International Pharmaceuticals (1)	18,061	23,092	63,101	68,676
Total net revenues from external customers	$541,690	$772,028	$1,763,063	$2,203,777
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$84,940	$105,849	$251,219	$301,277
Sterile Injectables	58,633	282,300	318,284	751,922
Generic Pharmaceuticals	87,675	34,010	237,394	89,036
International Pharmaceuticals	4,296	6,764	17,149	24,337
Total segment adjusted income from continuing operations before income tax	$235,544	$428,923	$824,046	$1,166,572
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total consolidated (loss) income from continuing operations before income tax	$(707,592)	$(47,741)	$(2,648,439)	$958
Interest expense, net	74,753	142,958	349,486	418,852
Corporate unallocated costs (1)	44,182	65,317	125,851	141,291
Amortization of intangible assets	84,042	91,901	261,844	281,101
Acquired in-process research and development charges	800	—	68,700	5,000
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	44,029	19,829	139,025	58,632
Certain litigation-related and other contingencies, net (3)	419,376	83,495	444,738	119,327
Certain legal costs (4)	8,052	38,842	31,322	82,961
Asset impairment charges (5)	150,200	42,155	1,951,216	50,393
Acquisition-related and integration items, net (6)	(1,399)	(1,432)	(951)	(6,357)
Loss on extinguishment of debt	—	—	—	13,753
Foreign currency impact related to the remeasurement of intercompany debt instruments	(6,220)	(2,036)	(7,114)	466
Reorganization items, net (7)	124,212	—	124,212	—
Other, net (8)	1,109	(4,365)	(15,844)	195
Total segment adjusted income from continuing operations before income tax	$235,544	$428,923	$824,046	$1,166,572
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended September 30, 2022 include net employee separation, continuity and other benefit-related charges of $14.1 million and other net charges, including those related to strategic review initiatives, of $30.0 million. Amounts for the nine months ended September 30, 2022 include net employee separation, continuity and other benefit-related charges of $58.1 million, accelerated depreciation charges of $3.8 million and other net charges, including those related to strategic review initiatives, of $77.1 million. Amounts for the three months ended September 30, 2021 include net employee separation, continuity and other benefit-related charge reversals of $11.3 million, accelerated depreciation charges of $6.4 million and other net charges, including those related to strategic review initiatives, of $24.8 million. Amounts for the nine months ended September 30, 2021 include net employee separation, continuity and other benefit-related charge reversals of $1.2 million, accelerated depreciation charges of $22.3 million and other net charges, including those related to strategic review initiatives, of $37.5 million. These amounts relate primarily to our restructuring activities as further described in Note 5. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in this row until the Petition Date and in the Reorganization items, net row thereafter.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges. Our material legal proceedings and other contingent matters are described in more detail in Note 15. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses. The amount during the nine months ended September 30, 2022 reflects the recovery of certain previously-incurred opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets as further described in Note 10. Goodwill and Other Intangibles as well as certain disposal group impairment charges as further described in Note 4. Discontinued Operations.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)Amounts relate to the net expense or income recognized during our bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Bankruptcy Proceedings for further details.
(8)Amounts for the three and nine months ended September 30, 2021 primarily relate to a gain of $4.9 million associated with the resolution of a prior contract dispute. For the nine months ended September 30, 2021, this gain was partially offset by $3.9 million of third-party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs. Refer to Note 14. Debt for additional information. Other amounts in this row relate to gains and losses on sales of businesses and other assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and nine months ended September 30, 2022 and 2021, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$104,014	$105,509	$324,376	$312,266
SUPPRELIN® LA	31,283	30,069	84,852	85,665
Other Specialty (1)	11,033	26,339	50,023	74,407
Total Specialty Products	$146,330	$161,917	$459,251	$472,338
Established Products:
PERCOCET®	$25,052	$26,914	$77,483	$78,695
TESTOPEL®	9,430	11,686	28,331	32,314
Other Established (2)	22,689	30,460	62,249	82,305
Total Established Products	$57,171	$69,060	$168,063	$193,314
Total Branded Pharmaceuticals (3)	$203,501	$230,977	$627,314	$665,652
Sterile Injectables:
VASOSTRICT®	$33,697	$255,697	$225,217	$676,764
ADRENALIN®	24,917	28,722	85,514	88,136
Other Sterile Injectables (4)	60,079	59,234	171,161	182,098
Total Sterile Injectables (3)	$118,693	$343,653	$481,892	$946,998
Total Generic Pharmaceuticals (5)	$201,435	$174,306	$590,756	$522,451
Total International Pharmaceuticals (6)	$18,061	$23,092	$63,101	$68,676
Total revenues, net	$541,690	$772,028	$1,763,063	$2,203,777
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2022, and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
(4)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have no intellectual property protection and are sold within the U.S. During the three and nine months ended September 30, 2022, varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 15% and 13%, respectively, of consolidated total revenues. During the three months ended September 30, 2022, lubiprostone capsules (the authorized generic of Mallinckrodt plc’s Amitiza®), which launched in January 2021, made up 5% of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)The International Pharmaceuticals segment, which accounted for less than 5% of consolidated total revenues for each of the periods presented, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through Endo’s operating company Paladin.
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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at September 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Line Items	September 30, 2022	December 31, 2021
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$145,486	$124,114
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	—
Total restricted cash and cash equivalents		$230,486	$124,114
__________
(1)Amounts at September 30, 2022 and December 31, 2021 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $58.5 million and $78.4 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh- and/or opioid-related matters, and (ii) approximately $86.0 million and $45.0 million, respectively, of restricted cash and cash equivalents related to certain insurance-related matters. See Note 15. Commitments and Contingencies for further information about litigation-related matters.
(2)The amount at September 30, 2022 relates to the TLC Agreement. See Note 11. License, Collaboration and Asset Acquisition Agreements for further information about this amount.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Fair Value Measurements at September 30, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$14,539	$—	$—	$14,539
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$15,812	$15,812

	Fair Value Measurements at December 31, 2021 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$134,847	$—	$—	$134,847
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$20,076	$20,076
__________
(1)At September 30, 2022 and December 31, 2021, money market funds include $14.5 million and $16.2 million, respectively, in QSFs. Amounts in QSFs are considered restricted cash equivalents. See Note 15. Commitments and Contingencies for further discussion of our litigation. At September 30, 2022 and December 31, 2021, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
(2)At September 30, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. At December 31, 2021, this amount is classified in the Condensed Consolidated Balance Sheets as follows: $5.7 million is classified as a current liability and included within Accounts payable and accrued expenses and $14.3 million is classified as a noncurrent liability and included within Other liabilities.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period	$18,242	$27,447	$20,076	$36,249
Amounts settled	(286)	(2,612)	(2,445)	(6,302)
Changes in fair value recorded in earnings	(1,399)	(1,435)	(951)	(6,771)
Effect of currency translation	(745)	(188)	(868)	36
End of period (1)	$15,812	$23,212	$15,812	$23,212
__________
(1)At September 30, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
At September 30, 2022, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.8%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.

The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2022 by acquisition (in thousands):

	Balance as of December 31, 2021	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of September 30, 2022 (1)
Auxilium acquisition	$9,038	$422	$(536)	$8,924
Lehigh Valley Technologies, Inc. acquisitions	3,600	(694)	(506)	2,400
Other	7,438	(679)	(2,271)	4,488
Total	$20,076	$(951)	$(3,313)	$15,812
__________
(1)At September 30, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022 were as follows (in thousands):

	Fair Value Measurements during the Nine Months Ended September 30, 2022 (1) using:			Total Expense for the Nine Months Ended September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)(3)	$—	$—	$65,407	$(103,153)
Certain property, plant and equipment	—	—	—	(3,063)
Total	$—	$—	$65,407	$(106,216)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)These fair value measurements were determined using risk-adjusted discount rates ranging from 9.5% to 12.0% (weighted average rate of approximately 11.7%, weighted based on relative fair value).
(3)The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 10. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies used.
NOTE 8. INVENTORIES
Inventories consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials (1)	$101,407	$90,453
Work-in-process (1)	59,630	82,728
Finished goods (1)	127,877	110,371
Total	$288,914	$283,552
__________
(1)The components of inventory shown in the table above are net of allowance for obsolescence.
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At September 30, 2022 and December 31, 2021, $35.3 million and $10.7 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company’s Condensed Consolidated Balance Sheets included approximately $11.3 million and $12.2 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 9. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at September 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Line Items	September 30, 2022	December 31, 2021
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$31,342	$34,832
Finance lease right-of-use assets	Property, plant and equipment, net	28,819	38,365
Total right-of-use assets		$60,161	$73,197
Operating lease liabilities (1):
Current operating lease liabilities	Current portion of operating lease liabilities	$724	$10,992
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	4,363	33,727
Total operating lease liabilities		$5,087	$44,719
Finance lease liabilities (1):
Current finance lease liabilities	Accounts payable and accrued expenses	$—	$6,841
Noncurrent finance lease liabilities	Other liabilities	1,415	18,374
Total finance lease liabilities		$1,415	$25,215
__________
(1)Amounts at September 30, 2022 exclude operating lease liabilities of $33.6 million and finance lease liabilities of $18.8 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Line Items	2022	2021	2022	2021
Operating lease cost	Various (1)	$3,415	$3,612	$8,452	$10,869
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,024	$2,311	$6,455	$6,933
Interest on lease liabilities	Interest expense, net	$271	$310	$877	$1,015
Other lease costs and income:
Variable lease costs (2)	Various (1)	$3,525	$3,035	$8,220	$9,099
Finance lease right-of-use asset impairment charges	Asset impairment charges	$—	$—	$3,063	$—
Sublease income	Various (1)	$(1,560)	$(957)	$(4,810)	$(2,837)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$1,539	$2,988	$4,668	$9,032
Selling, general and administrative	$5,812	$4,959	$13,488	$14,870
Research and development	$53	$54	$161	$162
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$9,746	$10,010
Operating cash payments for finance leases	$1,439	$1,791
Financing cash payments for finance leases	$4,501	$4,044
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$1,296	$4,985
__________
(1)The amount in 2022 primarily relates to a new lease agreement. The amount in 2021 primarily relates to an increase in lease liabilities and right-of-use assets related to a lease modification.
NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amounts of our goodwill for the nine months ended September 30, 2022 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2021	$828,818	$2,368,193	$—	$—	$3,197,011
Goodwill impairment charges	—	(1,845,000)	—	—	(1,845,000)
Goodwill as of September 30, 2022	$828,818	$523,193	$—	$—	$1,352,011
The carrying amounts of goodwill at September 30, 2022 and December 31, 2021 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2021	$855,810	$363,000	$3,142,657	$550,355	$4,911,822
Accumulated impairment losses as of September 30, 2022	$855,810	$2,208,000	$3,142,657	$502,985	$6,709,452

Other Intangible Assets
Changes in the amounts of other intangible assets for the nine months ended September 30, 2022 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2021	Acquisitions	Impairments	Effect of Currency Translation	Balance as of September 30, 2022
Licenses (weighted average life of 14 years)	$442,107	$—	$—	$—	$442,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	6,226,139	—	(103,153)	(22,210)	6,100,776
Total other intangibles (weighted average life of 12 years years)	$6,674,655	$—	$(103,153)	$(22,210)	$6,549,292

Accumulated amortization:	Balance as of December 31, 2021	Amortization	Impairments	Effect of Currency Translation	Balance as of September 30, 2022
Licenses	$(419,932)	$(3,432)	$—	$—	$(423,364)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(3,885,491)	(258,412)	—	17,316	(4,126,587)
Total other intangibles	$(4,311,832)	$(261,844)	$—	$17,316	$(4,556,360)
Net other intangibles	$2,362,823				$1,992,932
Amortization expense for the three and nine months ended September 30, 2022 totaled $84.0 million and $261.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 totaled $91.9 million and $281.1 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
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
The discounted cash flow models are dependent upon our estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rate and the probability of achieving the estimated cash flows and (ii) future economic conditions. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rates applied to the estimated cash flows are determined depending on the overall risk associated with the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Condensed Consolidated Statements of Operations.
Second-Quarter 2022 Goodwill Impairment Tests
Beginning in May 2022, our share price and the aggregate estimated fair value of our debt experienced significant declines. We believe these declines, which persisted through the end of the second quarter of 2022, were predominantly attributable to continuing and increasing investor and analyst uncertainty with respect to: (i) ongoing opioid and other litigation matters for which we had been unable to reach a broad-based resolution of outstanding claims and (ii) speculation surrounding the possibility of a bankruptcy filing. Further, rising inflation and interest rates unfavorably affected the cost of borrowing, which is one of several inputs used in the determination of the discount rates used in our discounted cash flow models. For example, the U.S. Federal Reserve raised its benchmark interest rate by 50 basis points in May 2022 and by an additional 75 basis points in June 2022. Taken together, we determined that these factors represented triggering events that required the performance of interim goodwill impairments tests for both our Sterile Injectables and Branded Pharmaceuticals reporting units as of June 30, 2022.

When performing these goodwill impairment tests, we estimated the fair values of our reporting units taking into consideration management’s continued commitment to Endo’s strategic plans and the corresponding projected cash flows, as well as the fact that management’s views on litigation risk had not materially changed since our annual goodwill impairment tests performed on October 1, 2021. However, when analyzing our aggregated estimated internal valuation of our reporting units as of June 30, 2022 compared to our market capitalization, we also considered the increased level of investor and analyst uncertainty described above, coupled with our belief that investors and analysts were unlikely to modify their projections or valuation models unless or until we could demonstrate significant progression on the resolution of outstanding litigation matters and/or demonstrate that the risks of potential future strategic alternatives, including the possibility of a future bankruptcy filing, were no longer applicable. After performing this analysis, we made certain adjustments to incorporate these factors into the valuations of our reporting units and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $1,748.0 million, and (ii) while the estimated fair value declined, there was no goodwill impairment for our Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. The discount rates used in the June 30, 2022 goodwill tests were 13.5% and 18.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.
Third-Quarter 2022 Goodwill Impairment Tests
As further described in Note 2. Bankruptcy Proceedings, during the third quarter of 2022, we received the Stalking Horse Bid, which is subject to higher or otherwise better bids from other parties, in connection with the Sale. The value of the bid, as well as our market capitalization, was considered when determining whether it was more likely than not that the carrying amounts of one or more of our reporting units exceeds their respective fair values. Further, rising inflation and interest rates unfavorably affected the cost of borrowing, which is one of several inputs used in the determination of the discount rates used in our discounted cash flow models. For example, the U.S. Federal Reserve raised its benchmark interest rate by 75 basis points in July 2022 and by an additional 75 basis points in September 2022. Taken together, we determined that these factors represented triggering events that required the performance of interim goodwill impairments tests for both our Sterile Injectables and Branded Pharmaceuticals reporting units as of September 30, 2022.
When performing these goodwill impairment tests, we estimated the fair values of our reporting units taking into consideration management’s continued commitment to Endo’s strategic plans and the corresponding projected cash flows. However, when analyzing our aggregated estimated internal valuation of our reporting units as of September 30, 2022 compared to our market capitalization and the Stalking Horse Bid, we made adjustments to incorporate certain risks and uncertainties, including those related to the Chapter 11 Cases and the Sale, into the valuations of our reporting units and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $97.0 million, and (ii) the estimated fair value of our Branded Pharmaceuticals reporting unit exceeded the carrying amount by more than 10%. The discount rates used in the September 30, 2022 goodwill tests were 15.0% and 19.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.
Other Intangible Asset Impairments
With respect to other intangible assets, we recorded asset impairment charges of $53.2 million and $103.2 million during the three and nine months ended September 30, 2022, respectively, and $7.8 million during the nine months ended September 30, 2021. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
NOTE 11. LICENSE, COLLABORATION AND ASSET ACQUISITION AGREEMENTS
We have entered into certain license, collaboration and discovery agreements with third parties for product development. Generally, these agreements require us to share in the development costs of such product candidates with third parties who in turn grant us marketing rights for such product candidates. Under these agreements we are generally required to: (i) make upfront payments and/or other payments upon successful completion of regulatory, sales and/or other milestones and/or (ii) pay royalties on sales of the products arising from these agreements. We have also, from time to time, entered into agreements to directly acquire certain assets from third parties.
2022 Nevakar Agreement
In May 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement to acquire six development-stage ready-to-use injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the 2022 Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Condensed Consolidated Statements of Operations.

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
Under the terms of the TLC Agreement, TLC is primarily responsible for the development of the product and we are primarily responsible for obtaining regulatory approval and for commercialization of the product in the U.S. Upon receipt of regulatory approval, if obtained, we will have exclusive rights to manufacture, market, sell and distribute the product in the U.S.
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
Pursuant to the terms of the TLC Agreement, we have deposited approximately $85.0 million of cash into a bank account which may be used to fund certain future obligations under the TLC Agreement or returned to us upon satisfaction of certain conditions. As further described in Note 7. Fair Value Measurements, this amount is considered restricted cash as of September 30, 2022 and is included in our Condensed Consolidated Balance Sheets at September 30, 2022 as Other assets.
In September 2022, we were informed by TLC of the top-line results from TLC’s Phase 3 clinical study to evaluate the efficacy and safety of TLC599 in patients with pain from osteoarthritis of the knee. While study participants treated with TLC599 showed improvement on the primary endpoint (change from baseline to week 12 on the WOMAC pain scale) consistent with the level of improvement reported in the previously conducted TLC599 Phase 2 clinical study, the difference compared to those receiving placebo was not statistically significant. Based on this data, we are evaluating options for TLC599 with TLC.
NOTE 12. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At September 30, 2022, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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

The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	September 30, 2022	December 31, 2021	$ Change	% Change
Contract assets (1)	$2,737	$13,005	$(10,268)	(79)%
Contract liabilities (2)	$4,240	$4,663	$(423)	(9)%
__________
(1)At September 30, 2022 and December 31, 2021, approximately $1.2 million and $2.8 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets. The decrease in contract assets during the nine months ended September 30, 2022 primarily relates to: (i) reclassifications of certain amounts to receivables as a result of rights to consideration becoming unconditional and (ii) changes in estimates with respect to amounts of consideration expected to be received from sales of certain intellectual property rights.
(2)At September 30, 2022 and December 31, 2021, approximately $0.6 million and $0.6 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the nine months ended September 30, 2022, approximately $0.4 million of revenue was recognized that was included in the contract liability balance at December 31, 2021.
During the nine months ended September 30, 2022, we recognized revenue of $10.2 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts payable	$84,999	$123,129
Returns and allowances	159,215	183,116
Rebates	148,165	150,039
Chargebacks	834	2,617
Other sales deductions	6,551	2,500
Accrued interest	43	106,735
Accrued payroll and related benefits	39,465	90,029
Accrued royalties and other distribution partner payables	15,934	58,422
Acquisition-related contingent consideration—current	—	5,748
Other (1)	83,524	114,563
Total	$538,730	$836,898
__________
(1)Amounts include a wide variety of accrued expenses, the most significant of which relate to accrued legal and other professional fees.
The amounts in the table above do not include amounts classified as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets. Refer to Note 2. Bankruptcy Proceedings for additional information about Liabilities subject to compromise.

NOTE 14. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022		$—	$—	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022		—	—	5.75%	172,048	172,048
5.375% Senior Notes due 2023	5.38%	6,127	6,127	5.62%	6,127	6,111
6.00% Senior Notes due 2023	6.00%	56,436	56,436	6.28%	56,436	56,203
5.875% Senior Secured Notes due 2024	6.88%	300,000	291,531	6.14%	300,000	297,928
6.00% Senior Notes due 2025	6.00%	21,578	21,578	6.27%	21,578	21,413
7.50% Senior Secured Notes due 2027	8.50%	2,015,479	1,937,603	7.70%	2,015,479	1,997,777
9.50% Senior Secured Second Lien Notes due 2027	9.50%	940,590	940,590	9.68%	940,590	933,330
6.00% Senior Notes due 2028	6.00%	1,260,416	1,260,416	6.11%	1,260,416	1,252,667
6.125% Senior Secured Notes due 2029	7.13%	1,295,000	1,253,866	6.34%	1,295,000	1,278,718
Term Loan Facility	12.25%	1,975,000	1,937,854	6.12%	1,985,000	1,947,633
Revolving Credit Facility	9.75%	277,200	273,182	2.63%	277,200	277,200
Total (3)		$8,147,826	$7,979,183		$8,338,168	$8,249,322
__________
(1)As noted below, beginning on the Petition Date, we ceased recognition of interest expense related to all of our debt instruments and began to incur “adequate protection payments” (further discussed below) related to our First Lien Debt Instruments (representing all of our debt instruments except for our senior unsecured notes and the 9.75% Senior Secured Second Lien Notes due 2027). The September 30, 2022 “effective interest rates” included in the table above represent the rates in effect on such date used to calculate: (i) future adequate protection payments related to our First Lien Debt Instruments and (ii) future contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and, with respect to our First Lien Debt Instruments, without consideration of any reductions related to adequate protection payments made through such date.
(2)The September 30, 2022 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments. During the third quarter of 2022, in accordance with ASC 852, we adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Condensed Consolidated Statements of Operations) $89.2 million of previously-deferred and unamortized costs associated with these instruments. The September 30, 2022 carrying amounts of our First Lien Debt Instruments also reflect reductions for certain adequate protection payments made since the Petition Date, as further discussed herein.
(3)As of September 30, 2022, the entire carrying amount our debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the Liabilities subject to compromise line in the Condensed Consolidated Balance Sheets. As of December 31, 2021, $200.3 million of the carrying amount of our debt is classified as a current liability and is included in the Current portion of long-term debt line in the Condensed Consolidated Balance Sheets. The remaining carrying amount of our debt as of December 31, 2021 is included in the Long-term debt, less current portion, net line in the Condensed Consolidated Balance Sheets.
General Information
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at September 30, 2022. The obligations under (i) the 5.875% Senior Secured Notes due 2024, (ii) the 7.50% Senior Secured Notes due 2027, (iii) the 6.125% Senior Secured Notes due 2029 and (iv) the Credit Agreement (as defined below) and related loan documents are secured on a pari passu basis by a first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $5.1 billion and $8.0 billion at September 30, 2022 and December 31, 2021, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.

Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement, which immediately following the March 2021 Refinancing Transactions (as defined and further described below) provided for (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding as of September 30, 2022 under the Credit Facilities are set forth in the table above. As of September 30, 2022, $76.0 million of commitments under the Revolving Credit Facility have matured and $924.0 million of commitments have been terminated as a result of the Chapter 11 Cases.
Covenants, Events of Default and Bankruptcy-Related Matters
As further described below and in the Annual Report, the agreements relating to our outstanding indebtedness contain certain covenants and events of default.
Beginning during the second quarter of 2022, we elected to not make the following interest payments on or prior to their scheduled due dates: (i) approximately $38 million that was due on June 30, 2022 with respect to our outstanding 6.00% Senior Notes due 2028; (ii) approximately $2 million that was due on July 15, 2022 with respect to our outstanding 5.375% Senior Notes due 2023 and 6.00% Senior Notes due 2023; (iii) approximately $45 million that was due on July 31, 2022 with respect to our outstanding 9.50% Senior Secured Second Lien Notes due 2027; and (iv) approximately $1 million that was due on August 1, 2022 with respect to our outstanding 6.00% Senior Notes due 2025. Under each of the indentures governing these notes, we had a 30-day grace period from the respective due dates to make these interest payments before such non-payments constituted events of default with respect to such notes. We chose to enter these grace periods while continuing discussions with certain creditors in connection with our evaluation of strategic alternatives. Our decision to enter these grace periods was not driven by liquidity constraints. We made the interest payment of approximately $38 million that became due on June 30, 2022 with respect to our outstanding 6.00% Senior Notes due 2028 on July 28, 2022, which was prior to the end of the applicable grace period. We also made the interest payments totaling approximately $2 million that became due on July 15, 2022 with respect to our outstanding 5.375% Senior Notes due 2023 and 6.00% Senior Notes due 2023 on August 11, 2022, which was prior to the end of the applicable grace periods.
On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays the creditors from taking any action to enforce the related financial obligations and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. Because the Company has not yet obtained approval by the Bankruptcy Court regarding such transactions, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all secured and unsecured debt instruments have been classified as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of September 30, 2022 and we ceased the recognition of interest expense related to these instruments as of the Petition Date. During the third quarter of 2022, we did not recognize approximately $77 million of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.
As part of the RSA that is further discussed in Note 2. Bankruptcy Proceedings, the Company and the Ad Hoc First Lien Group agreed on the terms of a proposed order authorizing the Company’s use of cash collateral (as modified and entered by the Bankruptcy Court on a final (amended) basis in October 2022, the Cash Collateral Order) in connection with the Chapter 11 Cases on certain terms and conditions set forth therein.
Pursuant to the Cash Collateral Order, we are obligated to make certain adequate protection payments during our bankruptcy proceedings on each of our First Lien Debt Instruments. These adequate protection payments include the payment of amounts equal to any accrued and unpaid interest that existed as of the Petition Date by no later than eight business days after entry of the interim Cash Collateral Order, as well as the following payments, to be paid on the last business day of each calendar month, calculated based upon a rate of:
•with respect to the Revolving Credit Facility and the Term Loan Facility, 200 basis points plus: (i) if denominated in dollars, ABR plus the Applicable Rate (each as defined in the Credit Agreement), or (ii) if denominated in Canadian dollars, the Canadian Prime Rate plus the Applicable Rate (each as defined in the Credit Agreement); and
•with respect to the applicable senior secured notes, 100 basis points plus the applicable rate of interest set forth on the face of the applicable note.

The rates in the foregoing bullet points, which are used to calculate any applicable adequate protection payments, are expressed as a percentage of the contractual principal amounts outstanding without consideration of any reductions related to adequate protection payments. On a cumulative basis through September 30, 2022, we made the following adequate protection payments pursuant to the Cash Collateral Order:
•$4.0 million with respect to the Revolving Credit Facility;
•$37.1 million with respect to the Term Loan Facility; and
•$127.5 million with respect to the applicable senior secured notes.
As required by ASC 852, these adequate protection payments are recorded as a reduction of the carrying amount of the respective First Lien Debt Instruments, which are classified as Liabilities subject to compromise. This accounting treatment is due to the aforementioned uncertainties with respect to the ultimate outcome of the bankruptcy proceedings, including the proposed sale transaction, which in turn creates uncertainties surrounding the first lien debt holders’ ability to recover in full the amount of outstanding principal associated with those instruments. Some or all of the adequate protection payments may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases.
In addition to the terms described above, the Cash Collateral Order among other things establishes a budget for the Company’s use of cash collateral, establishes certain informational rights for the Company’s secured creditors and provides for the waiver of certain Bankruptcy Code provisions. The foregoing description of the Cash Collateral Order does not purport to be complete and is qualified in its entirety by reference to the Cash Collateral Order entered by the Bankruptcy Court in the Chapter 11 Cases.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the nine months ended September 30, 2022 or the year ended December 31, 2021. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2021, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
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
The $2,000.0 million portion of the Term Loan Refinancing associated with the new term loan was accounted for as a debt modification, while the $1,295.0 million portion associated with the new notes issued was accounted for as an extinguishment. During the first quarter of 2021, in connection with the Term Loan Refinancing, $7.8 million of deferred and unamortized costs associated with the Existing Term Loans, representing the portion associated with the extinguishment, was charged to expense and is included in the Loss on extinguishment of debt line item in the Condensed Consolidated Statements of Operations. The Company also incurred an additional $56.7 million of new costs and fees, of which: (i) $29.2 million and $17.6 million were initially deferred to be amortized as interest expense over the terms of the Term Loan Facility and the newly issued 6.125% Senior Secured Notes due 2029, respectively; (ii) $6.0 million was considered debt extinguishment costs and was charged to expense in the first quarter of 2021 and is included in the Loss on extinguishment of debt line item in the Condensed Consolidated Statements of Operations; and (iii) $3.9 million was considered debt modification costs and was charged to expense in the first quarter of 2021 and is included in the Selling, general and administrative expense line item in the Condensed Consolidated Statements of Operations. The deferred amounts were being amortized as interest expense until the initiation of our bankruptcy proceedings during the third quarter of 2022, at which time the remaining unamortized costs were expensed as Reorganization items, net in the Condensed Consolidated Statements of Operations.
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
NOTE 15. COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Investigations
We and certain of our subsidiaries are involved in various claims, legal proceedings and internal and governmental investigations (collectively, proceedings) arising from time to time, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection, tax and commercial matters. An adverse outcome in any of these proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are also subject to a number of matters that are not being disclosed herein because, in the opinion of our management, these matters are immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows.
As further discussed in Note 2. Bankruptcy Proceedings, on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay. Where no stay is in place or expected, and in the event the stays in place were to be lifted, we intend to vigorously prosecute or defend our position as appropriate. We cannot predict the outcome of any proceeding, and there can be no assurance that we will be successful or obtain any requested relief.
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
Notwithstanding the foregoing, amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts we expect or that coverage will otherwise be available. We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us and, should we suffer an adverse judgment, appeal and similar bonds may not be available in such amounts as may be necessary to further challenge all or part of such judgment. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described herein. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
As of September 30, 2022, our accrual for loss contingencies totaled $794.6 million, the most significant components of which relate to: (i) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016 and (ii) various opioid-related matters as further described herein. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of September 30, 2022, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.

As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors, including litigants, may file proofs of claim evidencing such claims. The Debtors have not yet set a bar date (deadline) for holders of claims to file proofs of claim.
At the Company’s request, the Bankruptcy Court has appointed a future claims representative (FCR) in the Company’s Chapter 11 Cases. As further described in the applicable bankruptcy court filings, the FCR represents the rights of individuals who may in the future assert one or more claims against the Company or a successor of the Company’s businesses for personal injury based on the Company’s opioid, transvaginal mesh or ranitidine products, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, the claimant was unaware of the alleged injury, had a latent manifestation of the alleged injury or was otherwise unable to assert or incapable of asserting the claims based on the alleged injury.
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
At various times from June 2013 through the Petition Date, the Company and/or certain of its subsidiaries entered into various Master Settlement Agreements (MSAs) and other agreements intended to resolve approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs are subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provide for the creation of QSFs into which the settlement funds are deposited, establish participation requirements and allow for a reduction of the total settlement payment in the event participation thresholds are not met. In certain circumstances, participation requirements or other conditions for payment were not satisfied prior to the Petition Date. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the nine months ended September 30, 2022 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2021	$78,402	$258,137
Cash received for reversionary interests, net of cash contributions to Qualified Settlement Funds	(367)	—
Cash distributions to settle disputes from Qualified Settlement Funds	(20,089)	(20,089)
Other cash distributions to settle disputes	—	(6,499)
Other (1)	149	(820)
Balance as of September 30, 2022 (2)	$58,095	$230,729
__________
(1)Amounts deposited in the QSFs earn interest from time to time that is reflected in the table above as an increase to the QSF and Mesh Liability Accrual balances. Subject to any restrictions on making payments as a result of the Chapter 11 Cases, such interest is generally used to pay administrative costs of the funds and any interest remaining after all claims have been paid will generally be distributed to the claimants who participated in that settlement. Also included within this line are foreign currency adjustments for settlements not denominated in U.S. dollars.
(2)As of September 30, 2022, this balance is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
As of September 30, 2022, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $58.1 million of which remains in the QSFs as of September 30, 2022. In light of the filing of petitions for relief under the Bankruptcy Code, we do not expect to make new payments under previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.

As of the Petition Date, mesh personal injury claims against AMS and Astora in the U.S. became subject to the automatic stay, and a similar cessation of litigation activity is in place in some other countries. In certain other countries where no stay is in place, and in the event the stays in place were to be lifted, we will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests.
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
Although the Company believes it has appropriately estimated the probable total amount of loss associated with all mesh-related matters as of the date of this report, it is reasonably possible that adjustments to our overall liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and Endo Ventures Limited, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of November 1, 2022, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta by the City of Grand Prairie, Alberta, and The Corporation of the City of Brantford, Ontario, on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan by the Peter Ballantyne Cree Nation and the Lac La Ronge Indian Band, on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
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
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio; however, in April 2022, the Judicial Panel on Multidistrict Litigation issued an order suggesting that, based on the progress of the MDL, it would no longer transfer new cases filed in or removed to federal court to the MDL. Other cases are pending in various federal or state courts. As of the Petition Date, litigation activity against the Company and its subsidiaries ceased in nearly all pending cases as a result of the automatic stay. A similar cessation of litigation activity is in place in Canada. One plaintiff, the State of Oregon, has taken the position that the automatic stay does not apply to its case, but has nevertheless agreed to suspend further litigation pending resolution of a motion for a preliminary injunction in the Bankruptcy Court that, if granted, would confirm that opioid cases brought by public plaintiffs may not proceed during the pendency of the bankruptcy proceedings.

In September 2019, EPI, EHSI, PPI and PPCI received subpoenas from the New York State Department of Financial Services (DFS) seeking documents and information regarding the marketing, sale and distribution of opioid medications in New York. In June 2020, DFS commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. In July 2021, DFS filed an amended statement of charges. The amended statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers. DFS seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. In July 2021, EPI, EHSI, PPI and PPCI, among others, filed a petition in New York state court seeking to prohibit DFS from proceeding with its administrative enforcement action. In December 2021, DFS filed a motion to dismiss that petition, which the court granted in June 2022. The Company’s subsidiaries, among others, appealed that ruling in July 2022. Both the appeal and the DFS administrative matter were stayed following commencement of the Chapter 11 Cases.
Between 2019 and the Petition Date, the Company and/or certain of its subsidiaries executed a number of settlement agreements to resolve governmental opioid claims brought by certain states, counties, cities and/or other governmental entities. Certain related developments include but are not limited to the following:
•In September 2019, EPI, EHSI, PPI and PPCI executed a settlement agreement with two Ohio counties providing for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. The settlement amount was paid during the third quarter of 2019.
•In January 2020, EPI and PPI executed a settlement agreement with the state of Oklahoma providing for a payment of $8.75 million. The settlement amount was paid during the first quarter of 2020.
•In August 2021, EPI, EHSI, nine counties in eastern Tennessee, eighteen municipalities within those counties and a minor individual executed a settlement agreement providing for a payment of $35 million. The settlement amount was paid during the third quarter of 2021.
•In September 2021, Endo International plc, EPI, EHSI, PPI and PPCI executed a settlement agreement with the state of New York and two of its counties providing for a payment of $50 million. The settlement amount was paid during the third quarter of 2021.
•In October 2021, EPI and EHSI executed a settlement agreement with the Alabama Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Alabama governmental persons and entities in exchange for a total payment of $25 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and, as a result of the Chapter 11 Cases, it is not known when or if such amount will be paid.
•In December 2021, Endo International plc, EPI, EHSI, PPI and PPCI executed a settlement agreement with the Texas Attorney General’s office and four Texas counties intended to resolve opioid-related cases and claims of the state and other Texas governmental persons and entities in exchange for a total payment of $63 million, subject to certain participation thresholds. The settlement amount was deposited into a QSF during the first quarter of 2022.
•In January 2022, EPI and EHSI executed a settlement agreement with the Florida Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Florida governmental persons and entities in exchange for a total payment of up to $65 million, subject to certain participation thresholds. The settlement amount was deposited into a QSF during the second quarter of 2022.
•In February 2022, EPI and EHSI executed a settlement agreement with the Louisiana Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Louisiana governmental persons and entities in exchange for a total payment of $7.5 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and, as a result of the Chapter 11 Cases, it is not known when or if such amount will be paid.
•In March 2022, EPI, EHSI and PPI executed a settlement agreement with the West Virginia Attorney General’s office intended to resolve opioid-related cases and claims of the state and other West Virginia governmental persons and entities in exchange for a total payment of $26 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and, as a result of the Chapter 11 Cases, it is not known when or if such amount will be paid.
•In June 2022, EPI and EHSI executed a settlement agreement with the Arkansas Attorney General’s office and certain Arkansas local governments intended to resolve opioid-related cases and claims of the state and other Arkansas governmental persons and entities in exchange for a total payment of $9.75 million, subject to certain participation thresholds. With the exception of certain amounts held back pursuant to an MDL common benefit fund order, the settlement amount was paid during the third quarter of 2022.

•In July 2022, EPI and EHSI executed a settlement agreement with the Mississippi Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Mississippi governmental persons and entities in exchange for a total payment of $9 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and, as a result of the Chapter 11 Cases, it is not known when or if such amount will be paid.
•In July 2022, EPI, EHSI, PPI and PPCI executed a settlement agreement with the City and County of San Francisco providing for an initial payment of $5 million and subsequent payments of $500,000 a year over ten years. The settlement amount was not paid as of the Petition Date and, as a result of the Chapter 11 Cases, it is not known when or if such amount will be paid.
While the specific terms of the agreements vary, each agreement was solely by way of compromise and settlement and was not in any way an admission of wrongdoing, fault or liability of any kind by us or any of our subsidiaries. Certain settlement agreements provided for the creation of QSFs, the repayment of some or all of the settlement amount under certain conditions and/or additional payments in the event certain conditions were met. Depending on the terms of the respective agreements, funds deposited in QSFs have been and may continue to be considered restricted cash and/or restricted cash equivalents for a period of time subsequent to the initial funding. Distribution of funds from the QSFs is conditioned upon certain criteria that vary by agreement.
Certain of the settlement agreements described above provide for injunctive relief. The RSA also provides for certain voluntary injunctive terms that bind the Company during the course of the bankruptcy proceedings and would apply to any purchaser of our opioid business in conjunction with the bankruptcy proceedings.
The Stalking Horse Bid provides for the establishment by the Purchaser of voluntary opioid trusts for the benefit of certain public, tribal and private opioid claimants in exchange for releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. The trusts would distribute up to a total of $550 million over ten years to eligible claimants that opt into the trust agreements by specified participation deadlines. Under the proposed public claimant opioid trust, states which have previously reached settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received, net of the amounts allocated to them in the trust agreement and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. The Company would have no obligation or liability with respect to the voluntary trusts, which would be funded exclusively by the Purchaser. As previously noted, the Stalking Horse Bid is subject to higher or otherwise better bids from other parties and therefore there is no certainty regarding whether the proposed sale transaction to the Purchaser, and the funding of the voluntary opioid trusts by the Purchaser, will actually occur.
Although the proposed voluntary opioid trusts would be funded by the Purchaser, and not by the Company or any of its subsidiaries, we believe the proposed funding amount represents the best estimate of liability relating to the contingencies associated with various opioid claims against the Company and its subsidiaries. We therefore recorded charges of approximately $419 million and $429 million during the three and nine months ended September 30, 2022, respectively, to adjust our aggregate opioid liability accrual to approximately $550 million as of September 30, 2022.
To the extent unresolved, and in the event stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests, which may include entering into settlement negotiations and settlements even in circumstances where we believe we have meritorious defenses. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition to the lawsuits and administrative matters described above, the Company and/or its subsidiaries have received certain subpoenas, civil investigative demands (CIDs) and informal requests for information concerning the sale, marketing and/or distribution of prescription opioid medications, including but not limited to the following:
Various state attorneys general have served subpoenas and/or CIDs on EHSI and/or EPI. Some of these state attorneys general subsequently filed lawsuits against the Company and/or its subsidiaries; others have indicated their support for the opioid trusts described above. To the extent any state attorney general investigations are continuing, we are cooperating with them.
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

Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). The complaints assert a variety of claims, including but not limited to various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief. Similar complaints against various defendants, in some instances including PPI, have also been filed in certain state courts, including but not limited to California, Illinois and Pennsylvania. Neither PPI nor its subsidiaries have manufactured or sold ranitidine since 2016.
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including third-party payers pursuing class action claims, appealed the dismissal orders to the U.S. Court of Appeals for the Eleventh Circuit. In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. In November 2021, the MDL court issued a final judgment as to PPI and other generic defendants. Certain MDL plaintiffs appealed the July 2021 dismissal order and/or the November 2021 judgment.
In July 2022, claimants who alleged certain types of injuries were “exited” from the MDL census registry. Some of these claimants subsequently filed lawsuits in various courts.
As of the Petition Date, the claims against PPI became subject to the automatic stay. Thereafter, PPI was voluntarily dismissed from several pending matters, including the appeal from the MDL court’s dismissal of the third-party payer class action complaint.
In the event the stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The MDL court has issued various case management and substantive orders, including orders denying certain motions to dismiss in whole or in part, and discovery is ongoing.
As of the Petition Date, the claims against the Company and its subsidiaries in the U.S. became subject to the automatic stay. A similar cessation of litigation activity is in place in Canada.
In the event the stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Other Antitrust Matters
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued our subsidiaries EHSI and EPI; Penwest Pharmaceuticals Co. (Penwest), which our subsidiary EPI had acquired; and Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax), alleging among other things violations of antitrust law arising out of an agreement between EPI and Impax to settle certain patent infringement litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others were non-class action suits. The cases were consolidated and/or coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In June 2021, the court certified a direct purchaser class and an end-payer class; in August 2021, following an appeal, the district court amended its class certification order to certify a narrower end-payer class. Trial on all plaintiffs’ claims began in June 2022. In July 2022, the jury returned a verdict in favor of EHSI, EPI and Penwest (Impax settled during trial). Later that month, plaintiffs filed a motion for judgment as a matter of law or in the alternative for a new trial. As of the Petition Date, the matter became subject to the automatic stay.
Beginning in February 2009, the U.S. Federal Trade Commission (FTC) and certain private plaintiffs sued our subsidiaries PPCI (since June 2016, EGHI) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. Between November 2019 and April 2021, PPI and PPCI entered into settlement agreements with all of the plaintiffs remaining in the MDL. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of wrongdoing, fault or liability of any kind. Separately, in August 2019, several alleged direct purchasers filed suit against PPI and other pharmaceutical companies in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. As of the Petition Date, the claims against PPI became subject to the automatic stay.
Beginning in May 2018, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI, EPI and/or us, as well as other pharmaceutical companies, alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Exforge® (amlodipine/valsartan). Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In September 2018, the putative class plaintiffs stipulated to the dismissal without prejudice of their claims against EPI and us, and the retailer plaintiffs later did the same. PPI filed a partial motion to dismiss certain claims in September 2018; the court granted the motion in August 2019. In March 2022, the putative class plaintiffs filed motions for class certification. In May 2022, defendants filed motions for summary judgment. As of the Petition Date, the claims against PPI became subject to the automatic stay.

Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended-release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In August 2020, the litigation was transferred to the U.S. District Court for the District of Delaware. In July 2022, the court dismissed certain claims asserted under state law but otherwise denied defendants’ motions to dismiss. As of the Petition Date, the claims against PPI became subject to the automatic stay.
Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; a case filed by Aetna Inc. in May 2022 is pending in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action. As of the Petition Date, the claims against PPI became subject to the automatic stay.
Beginning in June 2021, multiple complaints were filed on behalf of a putative class of direct purchasers in the U.S. District Court for the District of Massachusetts against Takeda Pharmaceuticals, PPI and us, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Amitiza® (lubiprostone). The complaints alleged that Takeda and PPI entered into a settlement agreement that delayed the entry of generic Amitiza® and asserted claims under Section 1 and Section 2 of the Sherman Act. Plaintiffs sought damages, treble damages and attorneys’ fees and costs. In September 2021, the plaintiffs voluntarily dismissed all claims against Endo International plc without prejudice. As of the Petition Date, the claims against PPI became subject to the automatic stay. In August 2022, plaintiffs voluntarily dismissed all claims against PPI without prejudice.
In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda and PPI with respect to an authorized generic was in effect an output restriction conspiracy; the plaintiff asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In December 2021, the court dismissed the complaint for failure to state a claim (the plaintiff had already voluntarily dismissed all claims against EPI in November 2021). In January 2022, the plaintiff filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. As of the Petition Date, the claims against PPI became subject to the automatic stay. In September 2022, plaintiffs voluntarily dismissed all claims against PPI with prejudice in exchange for PPI’s agreement to provide certain limited discovery as a non-party.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022. Briefing on the appeal has not been stayed and is expected to conclude in the first quarter of 2023.
To the extent unresolved, and in the event the stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Securities Litigation
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and the New York Department of Financial Services’ administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. In November 2020, the plaintiffs filed an amended complaint that among other things added Matthew J. Maletta as a defendant. In January 2021, the defendants filed a motion to dismiss, which the court granted in August 2021. In November 2021, the plaintiffs filed a second amended complaint, which among other things added allegations about discovery issues in certain opioid-related lawsuits. In January 2022, the defendants moved to dismiss the second amended complaint. As of the Petition Date, the claims against the Company became subject to the automatic stay. In August 2022, the court granted the motion and dismissed the case with prejudice. The automatic stay does not apply to the individual defendants, and the plaintiffs’ time to appeal the ruling as to those defendants has run.
Similar matters may be brought by others. We are unable to predict the outcome of any such matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Nevakar Matter
In August 2022, Endo Ventures Limited (EVL) filed an adversary proceeding within the ongoing bankruptcy proceedings against Nevakar, Inc. and Nevakar Injectables Inc. (collectively Nevakar) to enforce a 2018 development, license and commercialization agreement (the 2018 Nevakar Agreement) and the 2022 Nevakar Agreement that is further described in Note 11. License, Collaboration and Asset Acquisition Agreements between EVL, on the one hand, and Nevakar, on the other. In this adversary proceeding, EVL alleges that Nevakar breached these agreements, financially harming EVL. EVL also seeks a declaratory judgment that its prior actions did not constitute any incurable material breach that might justify Nevakar’s purported termination of the 2018 Nevakar Agreement. In September 2022, Nevakar filed counterclaims against EVL, alleging that EVL breached the 2018 Nevakar Agreement and seeking a declaratory judgment that Nevakar’s termination of the 2018 Nevakar Agreement was effective. In September 2022, pursuant to a stipulation between the parties, the bankruptcy court entered a consent order preserving the status quo prior to Nevakar’s notice of termination pending a November 2022 trial on the issue of whether Nevakar’s purported termination of the 2018 Nevakar Agreement is effective. Depending on the result of that trial and subsequent litigation of any remaining disputes, adjustments to our overall liability accrual may be required, and there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Patent Matters
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle Pharmaceuticals, Inc. (Eagle) and other companies advising of the filing by such companies of Abbreviated New Drug Applications (ANDAs)/New Drug Applications (NDAs) for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) filed lawsuits against Eagle and other generic filers in the U.S. District Court for the District of Delaware or New Jersey. We reached settlements and voluntarily dismissed the suits against many of these filers. The remaining Delaware cases against Eagle and Amneal Pharmaceuticals LLC were consolidated and a trial was held in July 2021. In August 2021, the court issued an opinion holding that Eagle’s proposed generic product would not infringe PPI’s asserted patent claims. The court made no finding regarding the validity of the patents. We appealed the ruling. In August 2022, the Federal Circuit affirmed the District of Delaware’s decision (i) that Eagle’s proposed generic product would not infringe PPI’s asserted patent claims and (ii) denying the issuance of a declaratory judgment that Eagle’s planned sale of generic product would infringe under 35 U.S.C. § 271(a) and (b).

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
In March 2022, PSP LLC, PPI and EPIC received a notice letter from Cipla Limited (Cipla) advising of its filing of an ANDA for generic versions of VASOSTRICT® (vasopressin injection) for IV use 40 units/100 ml and 60 units/100 ml. In May 2022, PSP LLC and PPI filed a complaint against Cipla in the District Court of New Jersey, which triggered a 30-month stay of U.S. Food and Drug Administration (FDA) approval of Cipla’s ANDA; that stay expires in September 2024.
Other Proceedings and Investigations
Proceedings similar to those described above may also be brought in the future. Additionally, we are involved in, or have been involved in, arbitrations or various other proceedings that arise in the normal course of our business. We cannot predict the timing or outcome of these other proceedings. Currently, neither we nor our subsidiaries are involved in any other proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
NOTE 16. OTHER COMPREHENSIVE (LOSS) INCOME
During the three and nine months ended September 30, 2022 and 2021, there were no tax effects allocated to any component of Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at September 30, 2022 and December 31, 2021 consist of Foreign currency translation loss.

NOTE 17. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and nine months ended September 30, 2022 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2021	$45	$23	$8,953,906	$(9,981,515)	$(216,445)	$(1,243,986)
Net loss	—	—	—	(71,974)	—	(71,974)
Other comprehensive income	—	—	—	—	1,895	1,895
Compensation related to share-based awards	—	—	4,929	—	—	4,929
Tax withholding for restricted shares	—	—	(1,863)	—	—	(1,863)
Other	(1)	1	1	—	—	1
BALANCE, MARCH 31, 2022	$44	$24	$8,956,973	$(10,053,489)	$(214,550)	$(1,310,998)
Net loss	—	—	—	(1,885,427)	—	(1,885,427)
Other comprehensive loss	—	—	—	—	(4,334)	(4,334)
Compensation related to share-based awards	—	—	2,721	—	—	2,721
Tax withholding for restricted shares	—	—	(31)	—	—	(31)
Other	(2)	—	(1)	—	—	(3)
BALANCE, JUNE 30, 2022	$42	$24	$8,959,662	$(11,938,916)	$(218,884)	$(3,198,072)
Net loss	—	—	—	(722,169)	—	(722,169)
Other comprehensive loss	—	—	—	—	(10,649)	(10,649)
Compensation related to share-based awards	—	—	5,856	—	—	5,856
Tax withholding for restricted shares	—	—	(4)	—	—	(4)
Other	(3)	—	—	—	—	(3)
BALANCE, SEPTEMBER 30, 2022	$39	$24	$8,965,514	$(12,661,085)	$(229,533)	$(3,925,041)

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
Share-Based Compensation
The Company recognized share-based compensation expense of $6.5 million and $14.2 million during the three and nine months ended September 30, 2022, respectively, and $7.8 million and $22.2 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $12.8 million.
As of September 30, 2022, the weighted average remaining requisite service period for non-vested restricted stock units and performance share units was 1.0 years.

NOTE 18. OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (gain) loss on sale of business and other assets (1)	$(15)	$107	$(11,760)	$198
Foreign currency (gain) loss, net (2)	(3,984)	(754)	(4,552)	1,507
Net loss from our investments in the equity of other companies (3)	71	89	297	399
Other miscellaneous, net	(70)	(5,397)	(6,132)	(6,775)
Other income, net	$(3,998)	$(5,955)	$(22,147)	$(4,671)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 19. INCOME TAXES
The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) income from continuing operations before income tax	$(707,592)	$(47,741)	$(2,648,439)	$958
Income tax expense	$10,680	$1,548	$16,016	$13,372
Effective tax rate	(1.5)%	(3.2)%	(0.6)%	1,395.8%
The change in Income tax expense for the three months ended September 30, 2022 compared to the prior year period primarily relates to an increase in accrued interest on uncertain tax positions, changes in the geographic mix of pre-tax earnings and a discrete tax benefit primarily associated with the filing of the Company’s U.S. federal income tax return. The change in Income tax expense for the nine months ended September 30, 2022 compared to the prior year period primarily relates to the 2021 discrete tax expense related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
As previously disclosed, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements included in the Second Quarter 2022 Form 10-Q. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of September 30, 2022. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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

In connection with the IRS’s examination of our 2015 Return, on December 31, 2020, the IRS issued a Technical Advice Memorandum (TAM) regarding the portion of our 2015 NOL that we believe qualifies as a specified product liability loss (SLL). The TAM concurred in part with our positions on the 2015 Return but disagreed with our position that the AMS worthless stock loss qualifies as an SLL. In April 2021, we received draft NOPAs from the IRS consistent with the TAM. We continue to disagree with the IRS’s position and the draft NOPAs received and, if necessary, intend to contest any additional tax determined to be owed with respect to the NOPAs. However, if we were unsuccessful in contesting the IRS’s position, we have preliminarily estimated that we would have additional cash taxes payable to the IRS of between $70 million and $250 million excluding interest. We continue to discuss this position with the IRS and the actual amount that may be owed to the IRS if we are unsuccessful may be different than our preliminary estimate. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
NOTE 20. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(718,272)	$(49,289)	$(2,664,455)	$(12,414)
Loss from discontinued operations, net of tax	(3,897)	(27,918)	(15,115)	(38,769)
Net loss	$(722,169)	$(77,207)	$(2,679,570)	$(51,183)
Denominator:
For basic per share data—weighted average shares	235,160	233,578	234,719	232,487
Dilutive effect of ordinary share equivalents	—	—	—	—
For diluted per share data—weighted average shares	235,160	233,578	234,719	232,487
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
The following table presents, for the three and nine months ended September 30, 2022 and 2021, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts for the periods presented because to do so would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	5,274	6,532	5,558	6,626
Stock awards	5,151	8,668	6,066	9,570

NOTE 21. CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements included in this Note represent the unaudited Condensed Combined Financial Statements of the Debtors only, which include Endo International plc and most of its wholly-owned subsidiaries, except for its Indian subsidiaries and certain subsidiaries associated with the Company’s former Astora business. These statements reflect the results of operations, financial position and cash flows of the combined Debtors, including certain amounts and activities between Debtors and Non-Debtor Affiliates of the Company that are eliminated in the Condensed Consolidated Financial Statements.

CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$990,107
Restricted cash and cash equivalents	59,486
Accounts receivable, net	409,333
Inventories, net	254,206
Prepaid expenses and other current assets	126,613
Income taxes receivable	1,290
Receivables from Non-Debtor Affiliates	102,162
Total current assets	$1,943,197
PROPERTY, PLANT AND EQUIPMENT, NET	236,755
OPERATING LEASE ASSETS	26,240
GOODWILL	1,352,011
OTHER INTANGIBLES, NET	1,992,932
INVESTMENTS IN NON-DEBTOR AFFILIATES	53,887
RECEIVABLES FROM NON-DEBTOR AFFILIATES	241,860
OTHER ASSETS	139,659
TOTAL ASSETS	$5,986,541
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$517,978
Income taxes payable	3,459
Payables to Non-Debtor Affiliates	2,614
Total current liabilities	$524,051
DEFERRED INCOME TAXES	11,536
OTHER LIABILITIES	21,792
LIABILITIES SUBJECT TO COMPROMISE	9,345,250
TOTAL DEFICIT	(3,916,088)
TOTAL LIABILITIES AND DEFICIT	$5,986,541

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
TOTAL REVENUES, NET	$541,889	$1,765,228
COSTS AND EXPENSES:
Cost of revenues	266,811	807,013
Selling, general and administrative	189,689	592,139
Research and development	34,519	102,942
Acquired in-process research and development	800	68,700
Litigation-related and other contingencies, net	419,377	444,738
Asset impairment charges	150,200	1,951,216
Acquisition-related and integration items, net	(1,399)	(951)
Interest expense, net	71,874	347,862
Reorganization items, net	124,212	124,212
Other expense (income), net	9,052	(2,360)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(723,246)	$(2,670,283)
INCOME TAX EXPENSE	10,535	15,032
LOSS FROM CONTINUING OPERATIONS	$(733,781)	$(2,685,315)
DISCONTINUED OPERATIONS, NET OF TAX	(3,896)	(15,096)
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(737,677)	$(2,700,411)
EQUITY IN INCOME OF NON-DEBTOR AFFILIATES, NET OF TAX	18,669	26,776
NET LOSS	$(719,008)	$(2,673,635)

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
NET LOSS	$(719,008)	$(2,673,635)
OTHER COMPREHENSIVE INCOME:
Net unrealized (loss) gain on foreign currency	$(10,649)	$(13,088)
Total other comprehensive (loss) income	$(10,649)	$(13,088)
COMPREHENSIVE LOSS	$(729,657)	$(2,686,723)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

Nine Months Ended September 30,
2022
OPERATING ACTIVITIES:
Net cash provided by operating activities (1)	$75,349
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(35,018)
Proceeds from the U.S. Government Agreement	13,601
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(89,520)
Proceeds from sale of business and other assets, net	22,378
Disbursements for loans made to Non-Debtor Affiliates	(51,180)
Net cash used in investing activities	$(139,739)
FINANCING ACTIVITIES:
Repayments of notes	(180,342)
Repayments of term loans	(10,000)
Adequate protection payments	(168,643)
Repayments of other indebtedness	(4,500)
Payments for contingent consideration	(1,939)
Payments of tax withholding for restricted shares	(1,898)
Net cash used in financing activities	$(367,322)
Effect of foreign exchange rate	(2,393)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(434,105)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,568,698
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,134,593
__________
(1)The difference between the amount of Net cash provided by operating activities included in the table above and the amount of Net cash provided by operating activities included in the Condensed Consolidated Statements of Cash Flows for the same period primarily relates to the fact that the table above: (i) excludes the operating cash flows of our Non-Debtor Affiliates, which are included in the Condensed Consolidated Statements of Cash Flows, and (ii) includes the effects of the operating cash flows of the Debtors with the Non-Debtor Affiliates, which are eliminated in the Condensed Consolidated Statements of Cash Flows.
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

RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; bankruptcy proceedings and strategic review initiatives; financing activities; COVID-19; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
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
•In November 2020, we announced the initiation of several strategic actions, collectively referred to as the 2020 Restructuring Initiative, to further optimize operations and increase overall efficiency, which we have been progressing. We have recorded and expect to record certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of amounts recognized and expected future charges, refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In March 2021, we completed a series of financing transactions, collectively referred to herein as the March 2021 Refinancing Transactions, which are further discussed in Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In March 2021, we launched QWO® (collagenase clostridium histolyticum-aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. We have been advancing and expect to continue to advance our cellulite treatment development programs for QWO®. For example, during the second quarter of 2022, we launched a new multi-cohort, open-label study relevant to the use of QWO® for the treatment of moderate to severe cellulite in the buttocks of adult women. This study, which is designed to test different interventions to assess their potential impact on reduction of bruising, has been created with the flexibility to add cohorts in order to test additional interventions over time if desired.
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
•During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives have entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased and are likely to continue to increase throughout 2022 and beyond. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. As a result of these factors, we experienced a period of significant VASOSTRICT® vial destocking beginning during the second quarter of 2022, which resulted in significant reductions to VASOSTRICT® revenues.
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
•In April 2022, we communicated the initiation of certain actions, collectively referred to as the 2022 Restructuring Initiative, to streamline and simplify certain functions, including our commercial organization, to increase our overall organizational effectiveness and better align with current and future needs. We have recorded and expect to record certain charges to complete these actions in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of amounts recognized and expected future charges, refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.

•In May 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement to acquire six development-stage ready-to-use injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, see Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In June 2022, we announced that our Endo Ventures Limited subsidiary had entered into an agreement with TLC to commercialize TLC599. During the second quarter of 2022, we made an upfront cash payment of $30.0 million to TLC, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, see Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•Beginning in June 2022, we elected to enter certain 30-day grace periods related to senior notes interest payments that were originally due to be paid between June 30, 2022 and August 1, 2022. Certain of these payments were subsequently paid prior to the expiration of the applicable grace periods; others were not. Refer to Note 1. Basis of Presentation and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
•On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays the creditors from taking any action to enforce the related financial obligations and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1. Basis of Presentation, Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
•In addition to our other legal proceedings, we, along with others, are the subject of various legal proceedings regarding the sale, marketing and/or distribution of prescription opioid medications. We have not been able to settle most of the opioid claims made against us and, as a result, there are opioid-related claims pending against us at various stages in the litigation process. Notwithstanding any relief that may be available as a result of our bankruptcy proceedings, it is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. For further discussion, refer to Note 1. Basis of Presentation, Note 2. Bankruptcy Proceedings and Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as Part II, Item 1A. “Risk Factors.”
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Total revenues, net	$541,690	$772,028	(30)%	$1,763,063	$2,203,777	(20)%
Cost of revenues	261,232	286,068	(9)%	798,233	909,841	(12)%
Gross margin	$280,458	$485,960	(42)%	$964,830	$1,293,936	(25)%
Gross margin percentage	51.8%	62.9%		54.7%	58.7%
Selling, general and administrative	$192,221	$246,864	(22)%	$600,212	$611,657	(2)%
Research and development	31,885	25,616	24%	97,803	85,024	15%
Acquired in-process research and development	800	—	NM	68,700	5,000	NM
Litigation-related and other contingencies, net	419,376	83,495	NM	444,738	119,327	NM
Asset impairment charges	150,200	42,155	NM	1,951,216	50,393	NM
Acquisition-related and integration items, net	(1,399)	(1,432)	(2)%	(951)	(6,357)	(85)%
Interest expense, net	74,753	142,958	(48)%	349,486	418,852	(17)%
Loss on extinguishment of debt	—	—	NM	—	13,753	(100)%
Reorganization items, net	124,212	—	NM	124,212	—	NM
Other income, net	(3,998)	(5,955)	(33)%	(22,147)	(4,671)	NM
(Loss) income from continuing operations before income tax	$(707,592)	$(47,741)	NM	$(2,648,439)	$958	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Total revenues, net. The decreases in revenues for the three and nine months ended September 30, 2022 were primarily due to revenue decreases related to VASOSTRICT®, our Branded Pharmaceuticals segment and our International Pharmaceuticals segment, partially offset by increased revenues from our Generic Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and nine months ended September 30, 2022 and 2021, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets (1)	$84,042	$91,901	$261,844	$281,101
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$2,809	$(10,259)	$23,653	$10,007
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and nine months ended September 30, 2022 were primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets, partially offset by the impact of certain in-process research and development assets previously put into service.
(2)Amounts include, among other things, certain accelerated depreciation charges, inventory adjustments and employee separation, continuity and other benefit-related costs, including amounts related to restructurings. Amounts during the third quarter of 2021 include a pre-tax reversal of accrued employee separation charges related to certain site sales. For further discussion of our restructuring initiatives, including a discussion of amounts recognized and expected future charges, refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The decreases in Cost of revenues for the three and nine months ended September 30, 2022 were primarily due to decreased revenues and decreased amortization expense, partially offset by unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues, as well as increased costs for amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
The decreases in gross margin percentage for the three and nine months ended September 30, 2022 were primarily due to unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues.
Selling, general and administrative. The decreases for the three and nine months ended September 30, 2022 were primarily due to decreased costs associated with certain legal matters and the timing and amount of patient assistance contributions. Additionally, during the nine months ended September 30, 2022, Selling, general and administrative expenses reflected the recovery of certain previously-incurred opioid-related legal expenses. These decreases were partially offset by increased costs associated with our investment in consumer marketing efforts supporting XIAFLEX® and certain strategic review initiatives, restructuring and/or other cost reduction initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in Selling, general and administrative expenses until the Petition Date and in Reorganization items, net thereafter. Refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized and expected future charges.
Research and development. Our research and development (R&D) efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis, for which we subsequently initiated a Phase 2 study in the fourth quarter of 2021. We have also been advancing and expect to continue to advance our cellulite treatment development programs for QWO®, which was launched in March 2021 for the treatment of moderate to severe cellulite in the buttocks of adult women. For example, during the second quarter of 2022, we launched a new multi-cohort, open-label study relevant to the use of QWO® for the treatment of moderate to severe cellulite in the buttocks of adult women. This study, which is designed to test different interventions to assess their potential impact on reduction of bruising, has been created with the flexibility to add cohorts in order to test additional interventions over time if desired.
We also expect to continue to focus investments in ready-to-use and other product candidates in our Sterile Injectables segment, potentially including acquisitions and/or license and commercialization agreements such as the 2022 Nevakar Agreement that is further described in Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.

The increases in R&D expense for the three and nine months ended September 30, 2022 were primarily driven by increased costs associated with our XIAFLEX® development programs, certain restructuring and other cost reduction initiatives and certain post-marketing commitments. Refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized and expected future charges.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. We recognize Acquired in-process research and development charges in periods in which we acquire in-process research and development from third parties or incur (up to the point of regulatory approval) expenses related to upfront or milestone payments to third parties. The increase in Acquired in-process research and development charges for the nine months ended September 30, 2022 was primarily driven by the incurrence, during the second quarter of 2022, of expenses related to upfront payments associated with the 2022 Nevakar Agreement and the TLC Agreement of $35.0 million and $30.0 million, respectively, which are further described in Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1. To the extent we enter into agreements to acquire in-process research and development in the future and/or incur expenses related to upfront or milestone payments to third parties associated with existing or potential future agreements, Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net are changes to our accruals for litigation-related charges. Our material legal proceedings and other contingent matters are described in more detail in Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. Notwithstanding any relief that may be available as a result of our bankruptcy proceedings, it is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. For further discussion, refer to Note 1. Basis of Presentation, Note 2. Bankruptcy Proceedings and Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Goodwill impairment charges	$97,000	$—	$1,845,000	$—
Other intangible asset impairment charges	53,200	—	103,153	7,811
Property, plant and equipment impairment charges	—	—	3,063	427
Disposal group impairment charges	—	42,155	—	42,155
Total asset impairment charges	$150,200	$42,155	$1,951,216	$50,393
For additional information, refer to Note 4. Discontinued Operations, Note 7. Fair Value Measurements and Note 10. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
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
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$74,931	$142,994	$349,937	$419,334
Interest income	(178)	(36)	(451)	(482)
Interest expense, net	$74,753	$142,958	$349,486	$418,852

The decreases in interest expense for the three and nine months ended September 30, 2022 were primarily attributable to the fact that we ceased the recognition of interest expense related to our indebtedness beginning on the Petition Date as a result of the Chapter 11 Cases. Additionally, when compared to the prior year periods, there have been decreases to interest expense resulting from reductions in the aggregate principal amount of our indebtedness, which were primarily attributable to the partial repayment of the Revolving Credit Facility in October 2021, the January 2022 Senior Notes Repayments and certain quarterly payments made on the Term Loan Facility. These decreases in interest expense were partially offset by increases in the weighted average interest rate applicable to our total indebtedness through the Petition Date. Beginning during the third quarter of 2022, we also became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which are currently being accounted for as a reduction of the carrying amount of the related debt instruments. Some or all of the adequate protection payments may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in increases in interest expense in future periods that may be material. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Loss on extinguishment of debt. The amount during the nine months ended September 30, 2021 relates to the March 2021 Refinancing Transactions. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Reorganization items, net. Amounts relate to the net expense or income recognized during our bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Bankruptcy Proceedings of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further details. Costs related to our bankruptcy proceedings that were incurred prior to the Petition Date are generally reflected as Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
Other income, net. The components of Other income, net for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (gain) loss on sale of business and other assets	$(15)	$107	$(11,760)	$198
Foreign currency (gain) loss, net	(3,984)	(754)	(4,552)	1,507
Net loss from our investments in the equity of other companies	71	89	297	399
Other miscellaneous, net	(70)	(5,397)	(6,132)	(6,775)
Other income, net	$(3,998)	$(5,955)	$(22,147)	$(4,671)
For additional information on the components of Other income, net, refer to Note 18. Other Income, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) income from continuing operations before income tax	$(707,592)	$(47,741)	$(2,648,439)	$958
Income tax expense	$10,680	$1,548	$16,016	$13,372
Effective tax rate	(1.5)%	(3.2)%	(0.6)%	1,395.8%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The change in Income tax expense for the three months ended September 30, 2022 compared to the prior year period primarily relates to an increase in accrued interest on uncertain tax positions, changes in the geographic mix of pre-tax earnings and a discrete tax benefit primarily associated with the filing of the Company’s U.S. federal income tax return. The change in Income tax expense for the nine months ended September 30, 2022 compared to the prior year period primarily relates to the 2021 discrete tax expense related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.

As previously disclosed, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements included in the Second Quarter 2022 Form 10-Q. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg and certain other foreign tax jurisdictions as of September 30, 2022. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2015 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 19. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Litigation-related and other contingencies, net	$—	$25,000	$—	$25,000
Loss from discontinued operations before income taxes	$(3,897)	$(31,306)	$(15,115)	$(43,400)
Income tax benefit	$—	$(3,388)	$—	$(4,631)
Discontinued operations, net of tax	$(3,897)	$(27,918)	$(15,115)	$(38,769)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three and nine months ended September 30, 2022 and 2021 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Branded Pharmaceuticals	$203,501	$230,977	(12)%	$627,314	$665,652	(6)%
Sterile Injectables	118,693	343,653	(65)%	481,892	946,998	(49)%
Generic Pharmaceuticals	201,435	174,306	16%	590,756	522,451	13%
International Pharmaceuticals (1)	18,061	23,092	(22)%	63,101	68,676	(8)%
Total net revenues from external customers	$541,690	$772,028	(30)%	$1,763,063	$2,203,777	(20)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Specialty Products:
XIAFLEX®	$104,014	$105,509	(1)%	$324,376	$312,266	4%
SUPPRELIN® LA	31,283	30,069	4%	84,852	85,665	(1)%
Other Specialty (1)	11,033	26,339	(58)%	50,023	74,407	(33)%
Total Specialty Products	$146,330	$161,917	(10)%	$459,251	$472,338	(3)%
Established Products:
PERCOCET®	$25,052	$26,914	(7)%	$77,483	$78,695	(2)%
TESTOPEL®	9,430	11,686	(19)%	28,331	32,314	(12)%
Other Established (2)	22,689	30,460	(26)%	62,249	82,305	(24)%
Total Established Products	$57,171	$69,060	(17)%	$168,063	$193,314	(13)%
Total Branded Pharmaceuticals (3)	$203,501	$230,977	(12)%	$627,314	$665,652	(6)%
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2022, and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
Specialty Products
Certain of our products that are physician administered, including XIAFLEX®, have generally experienced decreased sales volumes during the COVID-19 pandemic due to reduced physician office activity and patient office visits because of the COVID-19 pandemic. While these products have generally been recovering since early 2020, they have at times continued to be impacted by COVID-19-related and, more recently, other market conditions for specialty product office-based procedures, including medical and administrative staff shortages in physicians’ offices, reduced physician office activity and lower numbers of in-person patient office visits. The pandemic and other market conditions have also created a high backlog of demand for non-elective urology procedures, which has in certain cases reduced the utilization of XIAFLEX® by healthcare providers. Additionally, we believe that concerns by healthcare providers regarding economic uncertainty have impacted purchasing patterns of XIAFLEX®. Changes in market conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in XIAFLEX® revenues for the three months ended September 30, 2022 was primarily attributable to lower volumes resulting from a disruption experienced by our third-party specialty pharmacy provider, as well as decreases in demand as a result of the market conditions described above. These factors were partially offset by increased net price. The increase in XIAFLEX® revenues for the nine months ended September 30, 2022 was primarily attributable to increased net price, partially offset by lower volumes resulting primarily from the factors described above.
The increase in SUPPRELIN® LA revenues for the three months ended September 30, 2022 was primarily attributable to increased net price, partially offset by decreased volumes. The decrease in SUPPRELIN® LA revenues for the nine months ended September 30, 2022 was primarily attributable to decreased volumes, partially offset by increased net price.
The decreases in Other Specialty revenues for the three and nine months ended September 30, 2022 were primarily attributable to decreased NASCOBAL® Nasal Spray and QWO® revenues.
Established Products
The decreases in TESTOPEL® revenues for the three and nine months ended September 30, 2022 were primarily attributable to decreased volumes.
The decreases in PERCOCET® revenues for the three and nine months ended September 30, 2022 were primarily attributable to decreased volumes, partially offset by increased price.
The decreases in Other Established revenues for the three and nine months ended September 30, 2022 were primarily attributable to ongoing competitive pressures impacting this product portfolio and certain other factors.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
VASOSTRICT®	$33,697	$255,697	(87)%	$225,217	$676,764	(67)%
ADRENALIN®	24,917	28,722	(13)%	85,514	88,136	(3)%
Other Sterile Injectables (1)	60,079	59,234	1%	171,161	182,098	(6)%
Total Sterile Injectables (2)	$118,693	$343,653	(65)%	$481,892	$946,998	(49)%
__________
(1)Products included within Other Sterile Injectables include ertapenem for injection, APLISOL® and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or nine months ended September 30, 2022, and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
The decreases in VASOSTRICT® revenues for the three and nine months ended September 30, 2022 were primarily driven by decreases to both net price and volumes, which were primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives have entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased and are likely to continue to increase throughout 2022 and beyond. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. As a result of these factors, we experienced a period of significant VASOSTRICT® vial destocking beginning during the second quarter of 2022, which resulted in significant reductions to VASOSTRICT® revenues. In February 2022, we launched VASOSTRICT® in a ready-to-use bottle, representing the first and only ready-to-use formulation of the drug. While we have seen some market conversion to the bottle since its launch, the factors described above have had and could continue to have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 under the heading “Patent Matters.”
The decrease in ADRENALIN® revenues for the three months ended September 30, 2022 was primarily attributable to decreased volumes. The decrease in ADRENALIN® revenues for the nine months ended September 30, 2022 was primarily attributable to decreased net price, partially offset by increased volumes.
The increase in Other Sterile Injectables revenues for the three months ended September 30, 2022 was primarily attributable to increased volumes, partially offset by decreased price. The decrease in Other Sterile Injectables revenues for the nine months ended September 30, 2022 was primarily attributable to decreased price, partially offset by increased volumes.
Generic Pharmaceuticals. The increases in Generic Pharmaceuticals revenues for the three and nine months ended September 30, 2022 were primarily attributable to revenues from varenicline tablets (our generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, partially offset by competitive pressures on certain generic products. The timing and extent to which we could face competition on varenicline tablets cannot be predicted with certainty; however, competition could occur at any time, including in the near term, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
International Pharmaceuticals. The decreases in International Pharmaceuticals revenues for the three and nine months ended September 30, 2022 were primarily attributable to competitive pressures and the expiration of a product agreement.
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Branded Pharmaceuticals	$84,940	$105,849	(20)%	$251,219	$301,277	(17)%
Sterile Injectables	$58,633	$282,300	(79)%	$318,284	$751,922	(58)%
Generic Pharmaceuticals	$87,675	$34,010	NM	$237,394	$89,036	NM
International Pharmaceuticals	$4,296	$6,764	(36)%	$17,149	$24,337	(30)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Branded Pharmaceuticals. The decreases in Segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2022 were primarily attributable to the gross margin effects of the decreased revenues further described above, as well as increased costs associated with our investment in consumer marketing efforts supporting XIAFLEX® and certain legal matters.
Sterile Injectables. The decreases in Segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2022 were primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The increases in Segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2022 were primarily attributable to the gross margin effects of the increased revenues further described above and favorable changes in product mix.
International Pharmaceuticals. The decreases in Segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2022 were primarily attributable to the gross margin effects of the decreased revenues further described above.
LIQUIDITY AND CAPITAL RESOURCES
On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays the creditors from taking any action to enforce the related financial obligations and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1. Basis of Presentation, Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Our principal source of liquidity is cash generated from operations. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,053.9 million at September 30, 2022 compared to $1,507.2 million at December 31, 2021. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes, litigation-related and other contingent liabilities, debt service payments (including adequate protection payments on our First Lien Debt Instruments) and other amounts related to our bankruptcy proceedings.
Our business is exposed to a variety of material risks as further described herein and in the Annual Report. For example, we may face decreased revenues as a result of COVID-19 and, to the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues, such increase could be temporary. We may face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities (including potential costs related to settlements and judgments, as well as legal defense costs), our ongoing bankruptcy proceedings and the implementation of our COVID-19 related policies and procedures. On a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Additionally, as further discussed in Note 1. Basis of Presentation of the Condensed Consolidated Financial Statements included in Part I, Item 1, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
To the extent we are required or choose to seek third-party financing in the future, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described above or other factors.
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement governing the Credit Facilities and the indentures governing our various senior secured and senior unsecured notes. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional information about our indebtedness, including information about amounts currently outstanding, maturities, interest rates, security, priority, certain recent debt financing transactions and the effects of bankruptcy-related proceedings and the corresponding event of default.

Working capital. The components of our working capital and our liquidity at September 30, 2022 and December 31, 2021 are below (dollars in thousands):

	September 30, 2022	December 31, 2021
Total current assets	$2,054,162	$2,714,586
Less: total current liabilities	543,053	1,629,962
Working capital	$1,511,109	$1,084,624
Current ratio (total current assets divided by total current liabilities)	3.8:1	1.7:1
Net working capital increased by $426.5 million from December 31, 2021 to September 30, 2022. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. These benefits were partially offset by, among other things, the following current period activity: (i) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Agreement, of $64.3 million; (ii) Acquired in-process research and development charges of $68.7 million; and (iii) certain expenses incurred in connection with our bankruptcy proceedings and certain restructuring and other cost reduction initiatives.
Our bankruptcy proceedings have also resulted in adjustments to the classification of certain assets and liabilities in our Condensed Consolidated Balance Sheets during the nine months ended September 30, 2022, which have resulted in significant changes to our working capital. For example, many liabilities previously included in current liabilities have been reclassified as Liabilities subject to compromise and are therefore no longer part of our working capital. The classification of our assets and liabilities in our Condensed Consolidated Balance Sheets may continue to change significantly during bankruptcy proceedings, which could result in material changes to our working capital in future periods. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$159,611	$460,914
Investing activities	(134,546)	(70,346)
Financing activities	(367,323)	(75,536)
Effect of foreign exchange rate	(4,674)	238
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(346,932)	$315,270
Operating activities. Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, reorganization items, income taxes and certain other items.
The $301.3 million decrease in Net cash provided by operating activities during the nine months ended September 30, 2022 compared to the prior year period was primarily due to reduced VASOSTRICT® revenues, partially offset by decreased payments to settle a variety of liabilities resulting from payment delays and/or other reductions related to our contingency planning and bankruptcy proceedings. Additionally, as further discussed in Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, we are not currently making interest payments (which have historically been reflected as operating cash flows) on most of our debt instruments; we have instead begun making certain adequate protection payments related to our First Lien Debt Instruments, which are currently being reflected as financing cash flows.
It is possible that our operating cash flows could decline in the future as a result of, among other things, cash outflows for litigation-related matters, further reductions in VASOSTRICT® revenues and payments in future periods related to liabilities for which payment has been delayed as part of our contingency planning and bankruptcy proceedings. Additionally, it is possible that some or all of the adequate protection payments described above may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result adequate protection payments being reflected as operating cash flows in future periods, which could in turn lead to decreases to our operating cash flows that may be material.

Investing activities. The $64.2 million increase in Net cash used in investing activities during the nine months ended September 30, 2022 compared to the prior year period was primarily attributable to: (i) an increase in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $84.5 million and (ii) an increase in Capital expenditures, excluding capitalized interest of $16.4 million. The changes were partially offset by: (i) an increase in Proceeds from sale of business and other assets, net of $21.0 million and (ii) an increase in Proceeds from the U.S. Government Agreement of $13.6 million.
Financing activities. During the nine months ended September 30, 2022, Net cash used in financing activities primarily related to: (i) Repayments of notes of $180.3 million; (ii) Adequate protection payments of $168.6 million; and (iii) Repayments of term loans of $10.0 million.
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
Cash Requirements for Contractual and Other Obligations. For information about our cash requirements for contractual and other obligations, refer to the disclosures in our Annual Report as well as in Note 2. Bankruptcy Proceedings, Note 11. License, Collaboration and Asset Acquisition Agreements and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. As the Chapter 11 Cases progress, certain of our contractual arrangements could be amended or rejected, which could result in changes to our cash requirements for such obligations.
Fluctuations. As further discussed above, our quarterly results have fluctuated in the past and may continue to fluctuate. Additionally, a substantial portion of our total revenues are through three wholesale distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
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
Bankruptcy accounting
As further described in Note 2. Bankruptcy Proceedings of the Condensed Consolidated Financial Statements included in Part I, Item 1, following the Petition Date, we are required to make certain estimates in connection with our application of ASC 852, including with respect to the classification and amounts of Liabilities subject to compromise and Reorganization items, net. Refer to the “Use of Estimates” section in Note 3. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion.
Goodwill and intangible assets
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
As further described in Note 10. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, we performed certain goodwill impairment tests during the second quarter of 2022. The discount rates used in these tests were 13.5% and 18.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively, compared to 14.5% and 11.0%, respectively, used in the October 1, 2021 goodwill tests. We believe the discount rates and other inputs and assumptions were consistent with those that a market participant would have used. As a result of the June 30, 2022 tests, we recorded a pre-tax non-cash goodwill impairment charge of $1,748.0 million for our Sterile Injectables reporting unit and determined there was no impairment of goodwill for our Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. A 50 basis point increase in the assumed discount rate utilized in the Branded Pharmaceuticals test would not have changed the outcome of that test; however, a 50 basis point increase in the assumed discount rate utilized in the Sterile Injectables test would have increased the goodwill impairment charge for this reporting unit by approximately $50 million.

We performed additional goodwill impairment tests during the third quarter of 2022. The discount rates used in these tests were 15.0% and 19.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively. We believe the discount rates and other inputs and assumptions were consistent with those that a market participant would have used. As a result of the September 30, 2022 tests, we recorded a pre-tax non-cash goodwill impairment charge of $97.0 million for our Sterile Injectables reporting unit and determined there was no impairment of goodwill for our Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. A 50 basis point increase in the assumed discount rate utilized in the Branded Pharmaceuticals test would not have changed the outcome of that test; however, a 50 basis point increase in the assumed discount rate utilized in the Sterile Injectables test would have increased the goodwill impairment charge for this reporting unit by approximately $45 million.
As of September 30, 2022, our Branded Pharmaceuticals and Sterile Injectables reporting units had remaining goodwill of approximately $0.8 billion and $0.5 billion, respectively, and the carrying amount of our other intangible assets totaled approximately $2.0 billion. As a result, if the assumptions used in our impairment tests change, it is possible that additional impairment charges could be recorded in future periods and that these charges could be material.
Each of our reporting units is subject to various risks and uncertainties, including with respect to the possibility of future competition. For example, our Sterile Injectables reporting unit experienced significant revenue declines resulting from competitive generic alternatives to VASOSTRICT® that were introduced beginning in January 2022, which contributed to recent impairment charges in this reporting unit. If actual results for our reporting units differ from our expectations, as a result of competition or otherwise, and/or if we make changes to our assumptions for these reporting units relating to competition or any other risks or uncertainties, the estimated future revenues and cash flows could be significantly reduced, which could ultimately result in asset impairment charges that may be material. For example, the discounted cash flows used in our recent goodwill impairment tests for our Sterile Injectables reporting unit reflect assumptions related to: (i) the overall market size for both branded and generic versions of VASOSTRICT®, including anticipated changes in demand driven in part by changes in COVID-19-related hospital utilization; (ii) the timing and extent of potential competitive impacts on VASOSTRICT® revenues; (iii) the extent and speed of any conversion of the market for VASOSTRICT® to the RTU pre-mix VASOSTRICT® bottle we launched in February 2022; and (iv) various assumptions regarding our pipeline Sterile Injectables products, including probability of success, launch timing and the competitive landscape at the time of planned launch, among other factors. Future performance is subject to many factors that are outside of our control and subject to significant uncertainty and are therefore inherently difficult to predict. Actual results going forward could differ significantly from our expectations and, if unfavorable, could result in interim impairment tests and additional impairment charges which could be material. Similarly, market-based factors such as rising interest rates could continue to impact our determination of fair value in the future, which could also result in or increase future impairment charges.
Additionally, we are continuing to closely monitor the impact of COVID-19 on our business. It is possible that COVID-19 could result in impacts to the estimated fair values of our goodwill and other intangible assets, which, if unfavorable, could ultimately result in asset impairment charges that may be material.
Furthermore, our ongoing bankruptcy proceedings and planned sale process have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 3. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as applicable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. Borrowings under the Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At September 30, 2022 and December 31, 2021, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $22.5 million and $22.6 million, respectively, of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of September 30, 2022 and December 31, 2021, we had no other assets or liabilities with significant interest rate sensitivity.

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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other income, net in the Condensed Consolidated Statements of Operations. Refer to Note 18. Other Income, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency (gain) loss, net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at September 30, 2022 and December 31, 2021. A 10% change at September 30, 2022 would have resulted in approximately $9 million in incremental foreign currency losses on such date. A 10% change at December 31, 2021 would have resulted in approximately $11 million in incremental foreign currency losses on such date.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report, in Part II, Item 1A. “Risk Factors” of our First Quarter 2022 Form 10-Q and in Part II, Item 1A “Risk Factors” of our Second Quarter 2022 Form 10-Q. There have been no material changes to our risk factors from those described therein except as set forth below.
We are subject to risks and uncertainties associated with the Chapter 11 Cases.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with bankruptcy proceedings instead of focusing on our business operations. The bankruptcy proceedings also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to restructure our business and may seek to establish alternative commercial relationships.
Other significant risks associated with the Chapter 11 Cases that could have a material adverse effect on our business, financial condition, results of operations and cash flows include or relate to the following, among others:
•our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining control as debtors-in-possession;
•our ability to consummate the Sale or another restructuring transaction;
•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•the high costs of the Chapter 11 Cases and related fees;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of other pending litigation and the outcome of the Chapter 11 Cases in general;
•the length of time that we will operate with chapter 11 protection and any resulting risk that we will not satisfy the milestones specified in the RSA and in our agreement with our secured lenders with respect to our use of their cash collateral;
•the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;
•third-party motions in the Chapter 11 Cases, including motions which may be filed by the creditors’ committee or opioid claimants’ committee appointed in the Chapter 11 Cases, which may interfere with our ability to consummate the Sale or another restructuring transaction;
•the impact on our business following the Sale in light of possible changes in our business and its prospects;
•the adequacy of our cash balances at the time of the Sale and our projected exit from the Chapter 11 Cases; and
•our ability to continue as a going concern.
Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.
Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate the Sale and increase our costs associated with the Chapter 11 Cases.
The RSA contemplates the consummation of the Sale, but there can be no assurance that we will be able to consummate the Sale. A prolonged chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as our ability to continue as a going concern. A weakening of our business, financial condition, results of operations and cash flows could adversely affect our ability to implement the Sale (or any alternative restructuring transaction). If we are unable to consummate the Sale (or an alternative restructuring transaction), we may be forced to liquidate our assets.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the Sale. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control. Failure to meet such milestones could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If the RSA is terminated, our ability to confirm and consummate the Sale could be materially and adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Sale by the parties to the RSA, which could adversely affect our ability to consummate the Sale. If the Sale is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to chapter 7 liquidation cases or that an alternative restructuring transaction would be as favorable to holders of claims against us as the Sale transaction.
Even if the Sale or an alternative restructuring transaction is consummated, we may not be able to achieve our stated goals or continue as a going concern.
Even if the Sale or an alternative restructuring transaction is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and increasing expenses. Some of these risks become more acute when cases under the Bankruptcy Code continue for a protracted period without indication of how or when the cases may be completed. As a result of these risks and others, we cannot guarantee that the Sale or an alternative restructuring transaction will achieve our stated goals or that our business will be able to continue as a going concern.
Furthermore, even if our debts and other liabilities are reduced or discharged through the chapter 11 process, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.
Our ability to prosecute the Chapter 11 Cases and consummate the Sale may be contested by third parties with litigation.
Certain of our creditors and other parties in interest may bring litigation against us during the course of the Chapter 11 Cases, the outcome of which is uncertain. Such litigation may prolong the Chapter 11 Cases and may make it difficult for us to reach the contractual milestones for the Chapter 11 Cases within the timeframe set out in the RSA. Failure to meet such milestones could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would diminish recoveries for our creditors because of: (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee; and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Termination of our exclusive right to file a chapter 11 plan and the exclusive right to solicit acceptances could result in other parties in interest filing plans of reorganization, which could have less favorable terms than under the Sale transaction or result in significant litigation and expenses.
We currently have the exclusive right to file a chapter 11 plan through and including December 14, 2022, and the exclusive right to solicit acceptances of any such plan through February 13, 2023. Such deadlines may be extended from time to time by the Bankruptcy Court for cause as permitted by section 1121(d) of the Bankruptcy Code. However, it is also possible that: (i) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code)), as one party has already asked the Bankruptcy Court to do, or (ii) that such periods could expire without extension.
If our exclusive filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file plans of reorganization. There can be no assurances that recoveries under any such plans would be more favorable to creditors than under the Sale or an alternative restructuring transaction. In addition, such plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Debtors’ cases, which could deplete creditor recoveries.

As a result of the Chapter 11 Cases, our historic financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, potential contract terminations and/or rejections and claims assessments significantly impact our Condensed Consolidated Financial Statements. As a result, our historic financial performance is likely not indicative of our financial performance after the Petition Date. In addition, if we emerge from chapter 11, the amounts reported in subsequent periods may materially change relative to historic amounts. We also may be required to adopt fresh start accounting, in which case our assets and liabilities would generally be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities currently included in our Condensed Consolidated Balance Sheets. Our financial results after the application of fresh start accounting could also differ significantly from historic trends.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
With certain exceptions, the Bankruptcy Code provides that the confirmation of a plan of reorganization generally discharges a debtor from claims arising prior to consummation of a plan of reorganization. Any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against the reorganized entities and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if we do not pursue a plan of reorganization following consummation of the Sale, there is a risk that claims against us will not be discharged upon our exit from chapter 11.
If we consummate the Sale with the Stalking Horse Bidder, we may not have sufficient liquidity to wind down our operations in an orderly manner.
The RSA contemplates a marketing process and auction that will be conducted under the supervision of the Bankruptcy Court. The purchaser pursuant to the auction shall be responsible for, among other things, providing cash for the Wind-Down Amount to fund an orderly wind down process, as further discussed in Note 2. Bankruptcy Proceedings of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The Wind-Down Amount relies on certain assumptions, including a nine-month wind-down process. It also reflects an estimate of anticipated costs to fund various items, such as director fees, professional fees, liquidation proceedings in non-U.S. jurisdictions and other administrative expenses arising after consummation of the Sale. However, there is no guarantee that the assumptions or estimates taken into account in calculating the Wind-Down Amount will result in the provision of sufficient funds to implement an orderly wind-down process. Any lack of sufficient funds to implement an orderly wind-down process following consummation of the Sale could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could cause us to experience increased levels of employee attrition.
While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly if the Chapter 11 Cases are protracted.
Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition and our employees may face considerable distraction and uncertainty. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. The loss of services of members of our senior management team could also impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.
Our current operations and future growth may require significant additional capital, and the amount and terms of our indebtedness could impair our ability to fund our capital requirements. Our current sources of financing may be insufficient to fund our cash requirements through emergence from bankruptcy.
Our business requires substantial capital. We may require additional capital in the event of growth opportunities, unanticipated maintenance requirements or significant departures from our current business plan. Additional financing may not be available on a timely basis or on terms acceptable to us, or at all.

Failure to obtain additional financing, should the need for it develop, could impair our ability to fund capital expenditure requirements and meet debt service requirements and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, for the duration of the Chapter 11 Cases, we will be subject to various risks, including but not limited to: (i) the inability to maintain or obtain sufficient financing sources for operations or to fund the Chapter 11 Cases and meet future obligations and (ii) increased legal and/or professional costs associated with the Chapter 11 Cases and our reorganization.
We may be unable to comply with restrictions imposed by the Cash Collateral Order.
The Cash Collateral Order imposes a number of restrictions on us. For example, the Cash Collateral Order requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement. The Cash Collateral Order also requires compliance with variance covenants that compare actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the cash collateral budgets delivered thereunder from time to time pursuant to the terms of the Cash Collateral Order. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the Cash Collateral Order, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our business under supervision by the Bankruptcy Court, we are required to obtain approval by the Bankruptcy Court, and in some cases certain other parties, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties in interest and one or more hearings. Parties in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in such activities or transactions, even if we believed they would be beneficial. Delays in receiving approvals or failures to receive approvals could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, as noted above, the Cash Collateral Order imposes a number of restrictions on us that may limit the flexibility of our management team in running our business.
We also may become subject to operating covenants that apply to substantially all of our business under the purchase and sale agreement that we anticipate entering into in connection with the Sale. These covenants may require us to operate in the ordinary course of business, to refrain from taking certain enumerated actions and to affirmatively take other enumerated actions. Such covenants may limit the flexibility of our management to respond to various events and circumstances that may arise from time to time, including as a result of the Chapter 11 Cases. If those covenants apply to our business, there can be no assurances that we will be able to obtain appropriate waivers from such covenants as may be necessary or advisable, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ordinary shares are quoted on the over-the-counter market, and thus may have a limited market and lack of liquidity.
The delisting of our ordinary shares from the Nasdaq Global Select Market could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell ordinary shares. Our ordinary shares are currently quoted on the over-the-counter market, which may have an unfavorable impact on our share price and liquidity. The over-the-counter market is a significantly more limited market than the Nasdaq Global Select Market. The quotation of our shares on the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade our ordinary shares, could further depress the trading price of our ordinary shares and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our ordinary shares, either now or in the future, or that shareholders will be able to liquidate their investments or the price at which they may be liquidated. Accordingly, we urge extreme caution with respect to existing and future investments in our equity and other securities.
We believe it is likely that our ordinary shares will continue to decrease in value as a result of the Chapter 11 Cases.
We have a significant amount of indebtedness that is senior to our ordinary shares in our capital structure. Our existing ordinary shares have substantially decreased in value leading up to and during the Chapter 11 Cases. The proposed Sale transaction to the Stalking Horse Bidder does not contemplate the distribution of any value with respect to our shares, and we do not foresee a market for our existing ordinary shares after any emergence from the Chapter 11 Cases. Accordingly, any trading in our ordinary shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2022.

Item 3.    Defaults Upon Senior Securities
As described in Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, our filing of voluntary petitions for relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays the creditors from taking any action to enforce the related financial obligations and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.1	Restructuring Support Agreement, dated August 16, 2022, by and among the Debtors and the members of the Ad Hoc First Lien Group	001-36326	Current Report on Form 8-K	August 17, 2022
10.2	Retention Agreement between Endo and Blaise Coleman, dated August 11, 2022	Not applicable; filed herewith
10.3	Retention Agreement between Endo and Mark T. Bradley, dated August 11, 2022	Not applicable; filed herewith
10.4	Retention Agreement between Endo and Matthew J. Maletta, dated August 11, 2022	Not applicable; filed herewith
10.5	Retention Agreement between Endo and Patrick Barry, dated August 11, 2022	Not applicable; filed herewith
10.6	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Blaise Coleman, effective March 6, 2020	Not applicable; filed herewith
10.7	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	Not applicable; filed herewith
10.8	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Mark T. Bradley, effective March 6, 2020	Not applicable; filed herewith
10.9	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/S/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BRADLEY
Name:	Mark T. Bradley
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2022