Form 10-K
period 2022-12-31
Endo International plc
filed 2023-03-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 001-36326
____________________________________________________________________________________________
Endo International plc
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Ireland		68-0683755
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

First Floor, Minerva House, Simmonscourt Road
Ballsbridge, Dublin 4,	Ireland	Not Applicable
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 011-353-1-268-2000
Securities registered pursuant to Section 12(b) of the Act: None (1)

(1)	On August 26, 2022, Endo International plc’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began trading exclusively on the over-the-counter market under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the United States Securities and Exchange Commission and Endo International plc’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market. On December 13, 2022, Endo International plc’s ordinary shares were deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the voting common equity (ordinary shares) held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $109,653,452 based on a closing sale price of $0.47 per share as reported on The Nasdaq Global Select Market on that date. Ordinary shares held by each officer and director have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting ordinary shares authorized or outstanding.

The number of ordinary shares, nominal value $0.0001 per share outstanding as of February 27, 2023 was 235,219,612.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statements relating to future financial results, cost savings, revenues, expenses, net income and income per share; the status, progress and/or outcome of litigation, proceedings under chapter 11 of title 11 of the United States (U.S.) Code (the Bankruptcy Code) and/or any other contingency planning initiatives, including the application and effect of the automatic stay thereunder; future financing activities; the impact of COVID-19 on the health and welfare of our employees and on our business (including any economic impact, anticipated return to historical purchasing decisions by customers, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us); the expansion of our product pipeline and any development, approval, launch or commercialization activities; and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements with words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about, among other things, the growth of our business, our financial performance and the development of our industry.
Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the timing or results of any pending or future litigation, investigations, claims, actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, antitrust matters and tax matters with the U.S. Internal Revenue Service (IRS); unfavorable publicity regarding the misuse of opioids; the status, progress and/or outcome of our ongoing bankruptcy proceedings; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the impacts of competition such as those related to the loss of VASOSTRICT® exclusivity; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; our ability to develop or expand our product pipeline and to continue to develop the market for XIAFLEX® and other branded or unbranded products; the impact that known and unknown side effects may have on market perception and consumer preference; the success of any acquisition, licensing or commercialization; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and in other reports that we file with the Securities and Exchange Commission (SEC).
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
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
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
Our ordinary shares, which previously traded on the Nasdaq Global Select Market under the ticker symbol “ENDP,” are currently quoted on the over-the-counter market using the ticker symbol “ENDPQ.” References throughout to “ordinary shares” refer to Endo International plc’s ordinary shares (1,000,000,000 authorized, par value of $0.0001 per share). In addition, we have 4,000,000 euro deferred shares outstanding (par value of $0.01 per share).
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
The four reportable business segments in which we operate are: (1) Branded Pharmaceuticals, (2) Sterile Injectables, (3) Generic Pharmaceuticals and (4) International Pharmaceuticals. Additional information about our reportable business segments is included throughout this Part I. The results of operations of our reportable business segments are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “RESULTS OF OPERATIONS.” Across all of our reportable business segments, we generated total revenues of $2.32 billion, $2.99 billion and $2.90 billion in 2022, 2021 and 2020, respectively.
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
Generic products are the pharmaceutical and therapeutic equivalents of branded products and are generally sold under their generic (chemical) names rather than their brand names. For generic products, which we sell primarily through our Sterile Injectables and Generic Pharmaceuticals segments, our focus is on high-barrier-to-entry products, with an emphasis on complex sterile injectable products, such as ready-to-use (RTU) products, and first-to-file or first-to-market opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges. In the U.S., first-to-file products refer to generic products for which the Abbreviated New Drug Applications (ANDAs) containing patent challenges (or Paragraph IV certifications) to the corresponding branded products’ listed patents were the first to be filed with the FDA. In the U.S., manufacturers that launch first-to-file products, after success in litigating or otherwise resolving related patent challenges, and receive final FDA approval have the opportunity for 180 days of generic marketing exclusivity from competing generic products other than authorized generics. First-to-market products refer to products that are the first marketed generic equivalents of the corresponding branded products for reasons apart from statutory marketing exclusivity. This can occur, for example, when a generic product is difficult to formulate or manufacture. First-to-market products allow manufacturers to mitigate risks from competitive pressures commonly associated with commoditized generic products. Additional information is included throughout this Part I, Item 1.

Bankruptcy Proceedings
On August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of these conditions and events, management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the Consolidated Financial Statements included in Part IV, Item 15 of this report. Additional information regarding our ongoing bankruptcy proceedings is included throughout this report including, without limitation, information about recent and potential future developments related to our bankruptcy proceedings and certain related transactions, the effects of our ongoing bankruptcy proceedings and certain related transactions on our business and financial statements to date and the potential future effects of such proceedings and transactions, including discussions of related risks and uncertainties.
Our Strategy
Endo International plc is a specialty pharmaceutical company committed to helping everyone we serve live their best life through the delivery of high-quality, life-enhancing therapies. We are focused on driving long-term growth through a diversified and durable portfolio of businesses, continuing product development and manufacturing and commercialization excellence. Our strategic priorities include expanding and enhancing our portfolio with differentiated and durable products; reinventing how we work to better serve our customers, promote innovation and improve productivity; and being a force for good by embracing and adopting sustainable practices that benefit all of our stakeholders. Specific areas of management’s focus include:
•Branded Pharmaceuticals: Accelerating performance of organic growth drivers in our Specialty Products portfolio and expanding margin in our Established Products portfolio. As further described below under the heading “Select Development Projects,” management is also focused on investing in key product life cycle management and other development opportunities, with a focus on non-surgical orthopedic care interventions.
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
Our Competitive Strengths
To successfully execute our strategy, we must continue to capitalize on our following core strengths:
Experienced and dedicated management team. We have a highly skilled and customer-focused management team in critical leadership positions across Endo. Our senior management team has extensive experience in the pharmaceutical industry, including improving business performance through organic revenue growth, operational and commercial excellence and through the identification, consummation and integration of licensing and acquisition opportunities. This experience is demonstrated through a proven track record of developing products and businesses.
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

Growth of our branded Specialty Products portfolio while leveraging the strength of our Established Products portfolio. We have assembled a portfolio of branded products offered by our Branded Pharmaceuticals segment in the areas of urology, orthopedics, endocrinology and bariatrics, among others. Additional information on these product portfolios is included below under the heading “Products Overview.”
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
R&D expertise. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. For example, in recent years, our Branded Pharmaceuticals research has focused on leveraging our expertise in collagenase clostridium histolyticum (CCH) and seeking additional novel indications for this class of biologics. Our Sterile Injectables and Generic Pharmaceuticals segments seek out and develop high-barrier-to-entry products, with an emphasis on complex sterile injectable products, such as RTU products, and first-to-file or first-to-market opportunities. We periodically review our R&D pipeline in order to better direct investment toward those opportunities that we expect will deliver the greatest returns. Our current R&D pipeline consists of products in various stages of development and reflects our expanded focus on Sterile Injectables products and solutions. For additional detail, see “Select Development Projects.” Our R&D and regulatory affairs staff is based primarily in India and the U.S.
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
In addition to advertising in professional journals, participating in medical meetings and conventions and utilizing direct mail and internet programs to provide descriptive product literature and scientific information, we have also utilized both branded and unbranded marketing and public relations campaigns across digital, social and television platforms to reach our target consumers. For example, during the first quarter of 2022, we launched a new Dupuytren’s contracture (DC) condition awareness campaign featuring real patients and, during the fourth quarter of 2021, we launched a new multi-channel branded advertising campaign for XIAFLEX® for the treatment of Peyronie’s disease (PD), including our first-ever television commercial for XIAFLEX®.
Our dedicated Sterile Injectables sales and marketing team is focused on health systems and national group purchasing organizations (GPOs). Our customers’ growing complexity requires us to engage directly with key stakeholders and decision makers. Our experienced sales and marketing team is key to growing our existing portfolio and executing on new product launches.

Products Overview
Branded Pharmaceuticals
The following table displays the revenues from external customers of our Branded Pharmaceuticals segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Specialty Products:
XIAFLEX®	$438,680	$432,344	$316,234
SUPPRELIN® LA	113,011	114,374	88,182
Other Specialty (1)	70,009	86,432	92,662
Total Specialty Products	$621,700	$633,150	$497,078
Established Products:
PERCOCET®	$103,943	$103,788	$110,112
TESTOPEL®	38,727	43,636	35,234
Other Established (2)	86,772	113,043	139,356
Total Established Products	$229,442	$260,467	$284,702
Total Branded Pharmaceuticals (3)	$851,142	$893,617	$781,780
__________
(1)    Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)    Products included within Other Established include, but are not limited to, EDEX®.
(3)    Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
Specialty Products Portfolio
Endo commercializes a number of products within the market served by specialty distributors and specialty pharmacies and in which healthcare practitioners can purchase and bill payers directly (the buy and bill market). Our current offerings primarily relate to the following areas: (i) urology treatments, which currently focus mainly on PD and testosterone replacement therapies (TRT) for hypogonadism; (ii) orthopedics treatments, which currently focus on DC; and (iii) pediatric endocrinology treatments, which currently focus on central precocious puberty (CPP). Key product offerings in this portfolio include the following:
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
This portfolio has also included QWO® (collagenase clostridium histolyticum-aaes), an injectable treatment for moderate to severe cellulite in the buttocks of adult women launched in March 2021. However, in December 2022, the Company announced it would be ceasing the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration.
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

Sterile Injectables
The following table displays the revenues from external customers of our Sterile Injectables segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
VASOSTRICT®	$253,696	$901,735	$785,646
ADRENALIN®	114,304	124,630	152,074
Other Sterile Injectables (1)	221,633	239,732	301,127
Total Sterile Injectables (2)	$589,633	$1,266,097	$1,238,847
__________
(1)Products included within Other Sterile Injectables include APLISOL®, ertapenem for injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the year ended December 31, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
The Sterile Injectables segment includes a product portfolio of approximately 40 product families, including branded sterile injectable products that are currently protected by certain patent rights and have inherent scientific, regulatory, legal and technical complexities and generic injectable products that are difficult to formulate or manufacture or face complex legal and regulatory challenges. Our sterile injectables products are manufactured in sterile facilities in various dosage forms and are administered at hospitals, clinics and long-term care facilities. Key product offerings in this segment include, among others, the following:
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
Generic Pharmaceuticals
The Generic Pharmaceuticals segment includes a product portfolio of approximately 110 generic product families including solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, patches (which are medicated adhesive patches designed to deliver the pharmaceutical through the skin), powders, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions) and sprays and includes products that treat and manage a wide variety of medical conditions.
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
Typically, a generic product may not be marketed until the expiration of applicable patent(s) on the corresponding branded product unless a resolution of patent litigation results in an earlier opportunity to enter the market. For additional detail, see “Governmental Regulation.” However, our generics portfolio also contains certain authorized generics, which are generic versions of branded products licensed by brand drug companies under an NDA and marketed as generics. Authorized generics do not face the same regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the first-to-file ANDA applicant. From time to time, our authorized generics have included generic versions of our branded products. We also aim to be a partner of choice to large companies seeking authorized generic distributors for their branded products. For example, in January 2021, we launched lubiprostone capsules (the authorized generic of Mallinckrodt plc’s Amitiza®).
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including over-the-counter (OTC) products, sold outside the U.S., primarily in Canada through our operating company Paladin Labs Inc. (Paladin).

Select Development Projects
XIAFLEX®
XIAFLEX® is currently approved by the FDA and marketed in the U.S. for the treatment of both DC and PD (two separate indications). In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis, for which we anticipate Phase 2 top-line data by the end of the first quarter of 2023. We also initiated a proof-of-concept study in plantar fasciitis during the fourth quarter of 2022. We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing non-surgical orthopedic care interventions.
As further described in Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report, we completed our acquisition of BioSpecifics Technologies Corp., a Delaware corporation and a commercial-stage biopharmaceutical company (BioSpecifics) in December 2020. Prior to this acquisition, we had a strategic relationship with BioSpecifics since 2004 pursuant to which BioSpecifics was, among other things, entitled to a royalty stream from us related to our collagenase-based therapies, including XIAFLEX®. Subsequent to the acquisition, BioSpecifics became our wholly-owned consolidated subsidiary.
TLC599
In June 2022, we announced that our subsidiary had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599. TLC599 is an injectable compound in Phase 3 development for the treatment of osteoarthritis knee pain.
In September 2022, we were informed by TLC of the top-line results from TLC’s Phase 3 clinical study to evaluate the efficacy and safety of TLC599 in patients with pain from osteoarthritis of the knee. While study participants treated with TLC599 showed improvement on the primary endpoint (change from baseline to week 12 on the WOMAC pain scale) consistent with the level of improvement reported in the previously conducted TLC599 Phase 2 clinical study, the difference compared to those receiving placebo was not statistically significant. Based on these data, we are evaluating options for TLC599 with TLC.
Other
Our remaining pipeline consists mainly of a variety of product candidates in our Sterile Injectables and Generic Pharmaceuticals segments. As of December 31, 2022, within these two segments, we were actively pursuing approximately 70 product candidates, including: (i) approximately 30 ANDAs pending with the FDA, of which approximately 40% are associated with our Sterile Injectables segment, as well as (ii) approximately 40 additional projects in development, of which approximately 90% are associated with our Sterile Injectables segment, including RTU and other more differentiated product candidates.
We expect to continue to focus investments in RTU and other product candidates in our Sterile Injectables segment, potentially including acquisitions and/or license and commercialization agreements such as the 2022 Nevakar Agreement that is further described in Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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

Major Customers
We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and managed care organizations (MCOs). Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
AmerisourceBergen Corporation	35%	36%	33%
McKesson Corporation	26%	32%	27%
Cardinal Health, Inc.	20%	22%	24%
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
Branded Pharmaceuticals
This segment’s major competitors, including Viatris Inc. (Viatris), Jazz Pharmaceuticals plc, Takeda Pharmaceutical Company Limited and Horizon Therapeutics Public Limited Company, among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.
Several of this segment’s products, such as PERCOCET®, TESTOPEL® and SUPPRELIN® LA, face generic and/or other forms of competition. The degree of generic and/or other competition facing this segment could increase in the future.
Sterile Injectables
This segment’s major competitors, including Hospira, Inc. (a subsidiary of Pfizer Inc.), Fresenius Kabi USA, LLC, Viatris, Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc. (Amneal), Hikma Pharmaceuticals PLC, Sandoz and Eagle Pharmaceuticals, Inc. (Eagle), among others, vary by product. A significant portion of our sales, including sales to hospitals, clinics and long-term care facilities in the U.S., are controlled by a relatively small number of GPOs, including HealthTrust Purchasing Group, L.P., Premier Inc. and Vizient, Inc. Accordingly, it is important for us to have strong relationships with these GPOs and achieve on-time product launches in order to secure new bid opportunities.

This segment’s products, including VASOSTRICT® and ADRENALIN®, face generic and/or other forms of competition. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. The degree of generic and/or other competition facing this segment is expected to increase in the future.
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
Certain patents relating to products that are the subject of approved NDAs are listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (Orange Book). The Orange Book does not include a listing of patents related to biological products approved pursuant to a BLA. Included below is information about certain products for which we own or license a BLA along with the date of expiration of certain relevant patents or regulatory exclusivity. In addition, we may have other relevant regulatory protection or patents that may extend beyond the expiration dates provided below.
As of February 27, 2023, we held approximately: 152 U.S. issued patents, 45 U.S. patent applications pending, 427 foreign issued patents and 119 foreign patent applications pending. In addition, as of February 27, 2023, we had licenses for approximately 73 U.S. issued patents, 14 U.S. patent applications pending, 167 foreign issued patents and 83 foreign patent applications pending. We are seeking additional patent protection for several products, including XIAFLEX®. We may also obtain further patents or additional regulatory or patent exclusivity for one or more indications for any of our products in the future.
Our products are subject to different patent expiration dates. For example, our patents related to NASCOBAL® Nasal Spray expire in 2024, our patents related to AVEED® expire in 2027 and our patents related to ADRENALIN® expire in 2035.
XIAFLEX® is a biological product. We own or have licensed rights to patents and patent applications related to XIAFLEX®, including drug product and methods of manufacture patents and patent applications that will expire into the late 2030s and methods of use patents and patent applications for uses such as plantar fibromatosis that will expire into the late 2030s/early 2040s.

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
Additionally, any pending or future patent applications made by us or our subsidiaries, our license partners or entities we may acquire in the future are subject to risks and uncertainties. The coverage claimed in any such patent applications could be significantly reduced before the patent is issued and there can be no assurance that any such applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and certain U.S. patent applications are not disclosed until the patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference and other inter-parties proceedings declared by the U.S. Patent and Trademark Office (PTO) to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that any patents, if issued, will be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. See Item 1A. Risk Factors - “Our ability to protect and maintain our proprietary and licensed third-party technology, which is vital to our business, is uncertain.”
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
Governmental Regulation
FDA and U.S. Drug Enforcement Administration (DEA)
The pharmaceutical industry in the U.S. is subject to extensive and rigorous government regulation. The U.S. Federal Food, Drug, and Cosmetic Act (FFDCA), the U.S. Controlled Substances Act (CSA) and other federal and state statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in criminal prosecution, fines, civil penalties, recall or seizure of products, total or partial suspension of production and/or distribution, injunctions and refusal of the government to enter into supply contracts or to approve NDAs, ANDAs, BLAs and/or other similar applications.
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

Certain of our products are or could become regulated and marketed as biologic products pursuant to BLAs. Our BLA-licensed products were licensed based on a determination by the FDA of safety, purity and potency as required under the U.S. Public Health Service Act (PHSA). Although the ANDA framework referenced above does not apply to generics of BLA-licensed biologics, there is an abbreviated licensure pathway for products deemed to be biosimilar to, or interchangeable with, FDA-licensed reference biological products pursuant to the U.S. Biologics Price Competition and Innovation Act of 2009 (BPCIA). The BPCIA framework was enacted as part of the U.S. Patient Protection and Affordable Care Act (PPACA). Under the BPCIA, following the expiration of a 12-year reference exclusivity period, the FDA may license, under section 351(k) of the PHSA, a biological product that it determines is biosimilar to, or interchangeable with, a reference product licensed under section 351(a) of the PHSA. Although licensure of biosimilar or interchangeable products is generally expected to require less than the full complement of product-specific preclinical and clinical data required for innovator products, the FDA has considerable discretion over the kind and amount of scientific evidence required to demonstrate biosimilarity and interchangeability.
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
OTC products may, depending on ingredients and proposed label claims, be marketed pursuant to the OTC monograph process or could require NDA or ANDA approval. The OTC monograph process allows for OTC products to be marketed without pre-market approval and generally does not require clinical studies. The U.S. Over-the-Counter Monograph Safety, Innovation, and Reform Act, enacted on March 27, 2020, modified this process by introducing administrative orders as a replacement to rulemaking for the development of OTC monographs.
Laws and regulations impacting the pharmaceutical industry are constantly evolving. For example, the U.S. 21st Century Cures Act (Cures Act), which was signed into law on December 13, 2016, includes various provisions to accelerate the development and delivery of new treatments, such as those intended to expand the types of evidence manufacturers may submit to support FDA approval, to encourage patient-centered product development, to liberalize the communication of healthcare economic information to payers and to create greater transparency with regard to manufacturer expanded access programs. Central to the Cures Act are provisions that enhance and accelerate the FDA’s processes for reviewing and approving new products and supplements to approved NDAs. The Cures Act also included $1 billion in new funding to states to supplement opioid abuse prevention and treatment activities.
More recently, in December 2019, the Further Consolidated Appropriations Act, 2020 became law. Section 610 of Division N Title I, titled “Actions for Delays of Generic Drugs and Biological Products,” provides generic (ANDA and 505(b)(2)) and biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer, or a generic or biosimilar manufacturer, necessary for approval of the developers’ generic or biosimilar product. If a generic or biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of section 610 is to promote competition by facilitating the timely entry of lower-cost generic and biosimilar products. In addition, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Among other provisions, the CARES Act made a number of changes to the FFDCA aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed legislative and executive actions, including executive orders, to incentivize or compel drug manufacturing operations to relocate to the U.S.

A sponsor of an NDA is required to identify, in its application, any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in a publication referred to as the Orange Book. Any person that files an ANDA or NDA under Section 505(b)(2) of the FFDCA referencing the approved drug must make a certification in respect to any listed patents for the reference drug. The FDA may not approve such an ANDA or 505(b)(2) application until expiration of the reference drug’s listed patents unless: (i) the applicant certifies that the listed patents are invalid, unenforceable and/or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the listed drug of the basis upon which the patents are challenged and (ii) the holder of the listed drug does not sue the later applicant for patent infringement within 45 days of receipt of notice. Under the current law, if an infringement suit is filed, the FDA may not approve the later application until the earliest of: (i) 30 months after submission; (ii) entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; (iii) such time as a court may order; or (iv) expiration of the patent.
One of the key motivators for challenging patents is the 180-day marketing exclusivity period granted to the developer of a generic version of a product that is the first to have a substantially complete ANDA received for review by the FDA and whose filing includes a certification that a reference product’s listed patent(s) are invalid, unenforceable and/or not infringed (a Paragraph IV certification) and that otherwise does not forfeit eligibility for the exclusivity. Under the U.S. Medicare Prescription Drug, Improvement, and Modernization Act of 2003, with accompanying amendments to the U.S. Drug Price Competition and Patent Term Restoration Act (the Hatch-Waxman Act), this marketing exclusivity would begin to run upon the earlier of the commercial launch of the generic product or upon an appellate court decision in the generic company’s favor or in favor of another ANDA applicant who had filed with a Paragraph IV certification and has tentative approval. In addition, the holder of the NDA for the listed drug may be entitled to certain non-patent exclusivity during which, depending on the type of exclusivity, the FDA either cannot accept or approve an application for a competing ANDA generic product or 505(b)(2) NDA product with the same active moiety. Depending on the exclusivity, the protection may apply to all of the reference drug’s approved conditions of use, or may be limited to a certain condition of use or other protected label information.
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
In October 2018, the U.S. Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (H.R. 6). Intended to achieve sweeping reform to combat opioid abuse, H.R. 6, among other provisions, amends related laws administered by the FDA, DEA and the U.S. Centers for Medicare and Medicaid Services (CMS). Among other things, the law: (i) amends requirements related to the FDA’s authority to include packaging requirements in REMS requirements; (ii) increases civil and criminal penalties for manufacturers and distributors for failing to maintain effective controls against diversion of opioids or for failing to report suspicious opioid orders; (iii) requires the DEA to estimate the amount of opioid diversion when establishing manufacturing and procurement quotas; (iv) implements expanded anti-kickback and financial disclosure provisions; and (v) authorizes HHS to implement a demonstration program which would award grants to hospitals and emergency departments to develop, implement, enhance or study alternative pain management protocols and treatments that limit the use and prescription of opioids in emergency departments.
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
The federal government may continue to pursue legislation aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. State governments also may continue to enact similar cost containment or transparency legislation. These efforts could have material consequences for the pharmaceutical industry and the Company. From time to time, legislative changes are made to government healthcare programs that impact our business. The U.S. Congress continues to examine various Medicare and Medicaid policy proposals that may result in a downward pressure on the prices of prescription products in these programs, including, for example, as part of the Inflation Reduction Act of 2022 that was enacted in August 2022. See Item 1A. Risk Factors - “The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided.”
Under the PPACA, pharmaceutical manufacturers of branded prescription products must pay an annual fee to the federal government. Each individual pharmaceutical manufacturer must pay a prorated share of the total industry fee based on the dollar value of its branded prescription product sales to specified federal programs.

The PPACA has been subject to court challenges and repeal efforts. For example, the U.S. Tax Cuts and Jobs Act of 2017 (TCJA) repealed the requirement that individuals maintain health insurance coverage or face a penalty (known as the individual mandate). In June 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the minimum essential coverage provision of the PPACA; in so holding, the U.S. Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Ongoing efforts to repeal, substantially amend, eliminate or reduce funding for the PPACA may threaten the stability of the insurance marketplace and may have consequences for the coverage and accessibility of prescription drugs. The current administration has taken actions intended to strengthen and build upon the PPACA.
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
The U.S. federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil U.S. False Claims Act (FCA), which is discussed below, or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute and implementing regulations provide for certain exceptions for “safe harbors” for certain discounting, rebating or personal services arrangements, among other things, which were amended in 2020. However, the lack of uniform court interpretation of the Anti-Kickback Statute, coupled with novel enforcement theories by government authorities and stayed implementation of certain regulatory changes, make compliance with the law difficult. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.
The civil FCA and similar state laws impose liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA and similar state laws allow a private individual to bring civil actions on behalf of the federal or state government and to share in any monetary recovery. The U.S. Federal Physician Payments Sunshine Act and similar state laws impose reporting requirements for various types of payments to physicians and teaching hospitals. Failure to comply with reporting requirements under these laws could subject manufacturers and others to substantial civil money penalties. In addition, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical and medical device products, including state investigations of the Company regarding vaginal mesh devices previously sold by certain of our operating subsidiaries and investigations and litigation by certain government entities regarding the prior promotional practices of certain of our operating subsidiaries with respect to opioid products.
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

In Canada, the Regulations Amending the Patented Medicines Regulations (Additional Factors and Information Reporting Requirements) (the Amendments) came into force on July 1, 2022. The Amendments made a number of changes to the regulation of Canadian drug prices by the PMPRB. The PMPRB is an administrative board with a mandate to protect Canadians from excessive pricing of patented medicines. Pharmaceutical manufacturers that are patentees are required to report applicable patents and file sales information so the PMPRB can monitor for excessive pricing as long as the product is considered to be a patented medicine. If it is determined the average price for a patented medicine is too high based on pricing tests developed by the PMPRB, a payment must be made to the PMPRB to offset the excessive revenues that were generated and/or the price of the medicine must be reduced. The PMPRB’s authority to regulate the price of a drug product is linked to patent protection, specifically when there is a patent to an invention that is intended or capable of being used for medicine or for the preparation or production of medicine.
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
Environmental Matters
Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous substances. Violation of these laws and regulations, which may change, can lead to substantial fines and penalties. Many of our operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that our facilities and the facilities of our third-party service providers are in substantial compliance with applicable environmental laws and regulations. As part of our ESG strategy, we are committed to operating our business in a responsible manner that seeks to minimize environmental impact, while promoting the safe, efficient and responsible use of global resources.
Service Agreements
We contract with various third parties to provide certain critical services including manufacturing, packaging, supply, warehousing, distribution, customer service, certain financial functions, certain R&D activities and medical affairs, among others.
Refer to Note 12. License, Collaboration and Asset Acquisition Agreements and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
We primarily purchase our raw materials for the production and development of our products in the open market from third-party suppliers. We attempt, when possible, to mitigate our raw material supply risks through inventory management and alternative sourcing strategies. However, some raw materials are only available from one source. We are required to identify the suppliers of all raw materials for our products in the drug applications that we file with the FDA. If the raw materials from an approved supplier for a particular product become unavailable, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. See Item 1A. Risk Factors for further discussion on the risks associated with the sourcing of our raw materials.
License & Collaboration Agreements and Acquisitions
We continue to seek to enhance our product line and develop a diversified portfolio of products through product acquisitions and in-licensing or acquiring licenses to products, compounds and technologies from third parties. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all R&D expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. Refer to Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
Human Capital Resources
As of February 27, 2023, we have 2,861 employees, of which 423 are engaged in R&D and regulatory work, 356 in sales and marketing, 1,106 in manufacturing, 580 in quality assurance and 396 in general and administrative capacities. With the exception of certain production personnel in our Rochester, Michigan manufacturing facility, our employees are generally not represented by unions. We believe that our relations with our employees are good.

Information about our Executive Officers
The following table sets forth, as of March 6, 2023, information about our executive officers:

Name	Age	Position and Offices
Blaise Coleman	49	President and Chief Executive Officer
Patrick Barry	55	Executive Vice President and President, Global Commercial Operations
Mark T. Bradley	54	Executive Vice President and Chief Financial Officer
Matthew J. Maletta	51	Executive Vice President and Chief Legal Officer and Company Secretary
James P. Tursi, M.D.	58	Executive Vice President, Global Research & Development
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

James P. Tursi, M.D. was appointed Executive Vice President, Global Research & Development, effective January 2022. In this role, Dr. Tursi is responsible for leading global research & development, medical affairs and regulatory operations. Prior to joining Endo, he held senior leadership roles at Ferring Pharmaceuticals U.S., Antares Pharmaceuticals and Aralez Pharmaceuticals. Prior to Aralez, Dr. Tursi was Chief Medical Officer and Vice President of Clinical R&D at Auxilium Pharmaceuticals until its acquisition by Endo in 2015. Dr. Tursi practiced medicine and surgery for over 10 years and created a medical education company, I Will Pass®, which assisted physicians in the process of board certification. He performed his residency in Gynecology and Obstetrics at the Johns Hopkins Hospital, holds a Bachelor of Science degree in Chemistry and Biology from Ursinus College and a Doctor of Medicine degree from the Medical College of Pennsylvania. Dr. Tursi is a member of the Ideal Image Board of Directors. Previously, Dr. Tursi served as a member of the Agile Therapeutics, Inc. Board of Directors from October 2014 to October 2022.
We have employment agreements with each of our executive officers.
Available Information
Our internet address is www.endo.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference only. We currently make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy reports and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
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
•Third-party reimbursement for our products is uncertain.
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
Risks Related to Bankruptcy and Our Ordinary Shares
•We are subject to risks and uncertainties associated with the Chapter 11 Cases (as defined below).
•Delays in the Chapter 11 Cases may occur.
•The RSA (as defined below) is subject to significant conditions and milestones that may be difficult for us to satisfy.
•If the RSA is terminated, our ability to confirm and consummate the Sale (as defined below) could be materially and adversely affected.
•Even if the Sale or an alternative restructuring transaction is consummated, we may not be able to achieve our stated goals or continue as a going concern.

•Our ability to prosecute the Chapter 11 Cases and consummate the Sale may be contested by third parties with litigation.
•In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
•Alternative plans of reorganization may be introduced, which could have less favorable terms than currently anticipated or result in significant litigation and expenses.
•As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
•We may be subject to claims that will not be discharged in the Chapter 11 Cases.
•If we consummate the Sale with the Stalking Horse Bidder (as defined below), we may not have sufficient liquidity to implement an orderly wind-down process.
•The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management and could cause us to experience increased levels of employee attrition.
•Our current sources of financing may be insufficient to fund our cash requirements through emergence from bankruptcy.
•We may be unable to comply with restrictions imposed by the Cash Collateral Order (as defined below).
•Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.
•The trading prices of our securities have been volatile, and investments in our securities could decline in value.
•We have no plans to pay regular dividends on our ordinary shares or to conduct ordinary share repurchases.
•Shareholder activism could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price.
•Our ordinary shares are quoted on the over-the-counter market, and thus may have a limited market and lack of liquidity.
•We believe it is likely that our ordinary shares will continue to decrease in value as a result of the Chapter 11 Cases.
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
•The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business, including withdrawal or suspension of existing products.
•We are subject to complex reporting and payment obligations under Medicaid and other governmental drug pricing programs.
•Decreases in the degree to which individuals are covered by healthcare insurance could result in decreased use of our products.
•Regulatory or other factors may cause us to be unable to manufacture our products or face interruptions in the manufacturing process.
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
Intellectual Property Related Risks
•Our ability to protect and maintain our proprietary and licensed third-party technology, which is vital to our business, is uncertain.
•Third-party allegations of intellectual property infringement, unfavorable outcomes in litigation and “at-risk” product launches could adversely affect us.
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
•Our ability to use tax attributes to offset U.S. taxable income may be limited.
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
Certain of our branded products do not currently compete with on-market generic products but are likely to face generic competition in the future. The entrance of generic competitors can occur at any time and cannot be predicted with certainty. For additional information on our patent protection, refer to Part I, Item 1 of this report “Business” under the caption “Patents, Trademarks, Licenses and Proprietary Property.” Generic products we currently sell with generic exclusivity could in the future be subject to competition from other generic competitors. Some of our other branded and generic products, such as VASOSTRICT®, already face generic competition and are at risk of additional generic competitors entering the market. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics.
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
Various manufacturers have filed ANDAs seeking FDA approval for generic versions of certain of our key pharmaceutical products including, but not limited to, VASOSTRICT®, ADRENALIN® and AVEED®. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products.
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
For example, in the case of VASOSTRICT®, beginning in April 2018, Par Sterile Products, LLC (PSP LLC) and Par Pharmaceutical, Inc. (PPI) received notice letters from Eagle and other companies advising of the filing by such companies of ANDAs/NDAs for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) filed lawsuits against Eagle and other generic filers in the U.S. District Court for the District of Delaware or New Jersey. We reached settlements and voluntarily dismissed the suits against many of these filers. The remaining Delaware cases against Eagle and Amneal Pharmaceuticals LLC were consolidated and a trial was held in July 2021. In August 2021, the court issued an opinion holding that Eagle’s proposed generic product would not infringe PPI’s asserted patent claims. The court made no finding regarding the validity of the patents. We appealed the ruling. In August 2022, the Federal Circuit affirmed the District of Delaware’s decision: (i) that Eagle’s proposed generic product would not infringe PPI’s asserted patent claims and (ii) denying the issuance of a declaratory judgment that Eagle’s planned sale of generic product would infringe under 35 U.S.C. § 271(a) and (b). During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® 20 units/ml were launched, beginning with Eagle’s generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. This competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are currently pending legal proceedings brought by us and/or our subsidiaries and, in certain cases, our third-party partners, against manufacturers seeking FDA approval for generic versions of our products. For a description of the material related legal proceedings, see Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
In addition to our efforts to consummate the Sale, and subject to any required approvals of the Bankruptcy Court, we may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as further discussed in Note 4. Discontinued Operations and Asset Sales in the Consolidated Financial Statements included in Part IV, Item 15 of this report, in both 2021 and 2022, we divested of certain assets related to our retail generics business. We have also divested of certain intellectual property rights throughout each of the past three years. We intend to continue to explore the sale of certain non-core assets, subject to any limitations imposed as a result of our bankruptcy proceedings. Although our preference is to engage in asset sales only if they advance or otherwise support our overall strategy, we may decide to sell assets in response to liquidation or other claims described herein, and any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided.
Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third-party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third-party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products; (ii) refusing, in some cases, to provide any coverage for off-label uses for products; and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products. For instance, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.
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
In addition, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022. Subject to subsequent rulemaking, this act, among other changes: (i) gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain drugs; (ii) requires manufacturers of certain Part B and Part D drugs to issue rebates to HHS based on certain calculations and triggers, such as when drug price increases outpace the rate of inflation; (iii) places certain limitations on out-of-pocket spending for Medicare Part D enrollees; (iv) implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion; (v) implements a 1% excise tax on net stock repurchases; and (vi) implements several tax incentives to promote clean energy. While the impact of the Inflation Reduction Act of 2022 was not material to us in 2022, we are continuing to evaluate the act and its requirements, as well as any potential impact on our business. It is possible that the act will have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.
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
In addition, the federal government and a number of federal legislators continue to scrutinize pharmaceutical prices and seek ways to lower prices. For example, recent legislation, including the Inflation Reduction Act of 2022, seeks to reduce prescription drug costs in a variety of ways.
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
Our products may cause known or unknown adverse or other side effects. If we or our partners, suppliers or brands are negatively impacted by publicity, media coverage, market perception or consumer preference, it could impact the commercial viability of our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in December 2022, we announced we would be taking certain actions to cease the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration.
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

In October 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act was enacted in response to the opioid abuse epidemic. State laws have been enacted such as the New York Opioid Stewardship Act enacted in April 2018 which provides for certain manufacturers and distributors to make payments to an opioid stewardship fund. In April 2019, New York enacted an excise tax on the first sale of every opioid unit in New York. In October 2018, the Canadian province of British Columbia enacted a statute called the Opioid Damages and Health Care Costs Recovery Act, which allows the British Columbia government to file a direct action against opioid manufacturers and wholesalers to recover the health care costs it has incurred, and will incur, resulting from an “opioid-related wrong.” These statutes, and similar statutes enacted by other jurisdictions, and resultant litigation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In Canada, the prices of patented pharmaceutical products are subject to regulation by the PMPRB. Under the Canadian Patent Act and Patented Medicines Regulations, patentees of inventions that pertain to pharmaceutical products sold in Canada are required to file price and sales information about their patented pharmaceutical products with the PMPRB. The PMPRB reviews this information on an ongoing basis to ensure that the prices of patented pharmaceuticals sold in Canada are not excessive, based upon price tests established by the PMPRB. There is a risk that the price of our pharmaceutical products could be found to be excessive because the price as set at launch is non-compliant with the PMPRB’s guidelines, or because our average sale prices over time are not compliant with the guidelines. Furthermore, amendments that came into force on July 1, 2022 made a number of changes to the regulation of Canadian drug prices by the PMPRB. The application of new price tests under the PMPRB guidelines could result in the current prices of our pharmaceutical products being deemed to be excessive. Failure by us to comply with the current or future guidelines could ultimately result in us reducing the prices of the pharmaceutical products we sell in Canada and/or making payments to the Canadian government to offset revenues deemed by the PMPRB to be excessive, which could ultimately impact the commercial viability of products we sell in Canada, reduce the revenues and cash flows of our International Pharmaceuticals segment and/or could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
AmerisourceBergen Corporation	35%	36%	33%
McKesson Corporation	26%	32%	27%
Cardinal Health, Inc.	20%	22%	24%
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
Third-party manufacturers currently manufacture a significant amount of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of our products. For example, Teikoku Seiyaku Co., Ltd. is our sole source of our lidocaine patch 5% product. As a result of the sale of certain of our manufacturing facilities and related assets, as further discussed in Note 4. Discontinued Operations and Asset Sales in the Consolidated Financial Statements included in Part IV, Item 15 of this report, our reliance on third-party manufacturers has increased and we are working with new third-party manufacturers that we have not worked with before. Because of contractual restraints and the lead-time necessary to obtain FDA approval and/or DEA registration of a new manufacturer, there are no readily accessible alternatives to these manufacturers and replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. Our business and financial viability are dependent on these third-party manufacturers for continued manufacture of our products, the continued regulatory compliance of these manufacturers and the strength, validity and terms of our various contracts with these manufacturers. Any interruption or failure by these manufacturers to meet their obligations pursuant to various agreements with us on schedule or in accordance with our expectations, or any termination by these manufacturers of our supply arrangements, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent our ability to achieve sales expectations, cause interruptions in our supply of products to customers, cause us to incur failure-to-supply penalties, disrupt our operations or cause reputational harm to our company, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on third parties to supply raw materials used in our products and to provide services for certain core aspects of our business. Any interruption, mistake or failure by suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on third parties to supply raw materials used in our products. In addition, we rely on third-party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, packaging, shipping, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. Third-party suppliers and contractors are subject to FDA and very often DEA requirements. Our business and financial viability are dependent on the continued supply of goods and services by these third parties, the regulatory compliance of these third parties and on the strength, validity and terms of our various contracts with these third parties. Any interruption, mistake or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us on schedule or in accordance with our expectations, or any termination by these third parties of their arrangements with us, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent the development, approval, manufacture or commercialization of our products, result in non-compliance with applicable laws and regulations, cause us to incur failure-to-supply penalties, disrupt our operations or cause reputational harm to our company, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also be unsuccessful in resolving any underlying issues with such suppliers, distributors and partners or replacing them within a reasonable time and on commercially reasonable terms.
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
The manufacture of biologic products requires significant expertise and capital investment. Although we manufacture CCH, which is included in XIAFLEX®, in our Horsham, Pennsylvania facility, we have limited experience in manufacturing biologic products. Biologics such as CCH require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL® is manufactured using a unique, proprietary process. If the manufacturing processes are disrupted at the facilities where our biologic products are manufactured, it may be difficult to find alternate manufacturing sites. We may encounter difficulties with the manufacture of CCH and the active ingredient of TESTOPEL®, which could delay, disrupt or halt our manufacture of such products and/or product candidates, result in supply disruption or delay, product recalls or product liability claims, require write-offs or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have consulting agreements with certain key individuals and institutions and have employment agreements with our key executives, we may be unsuccessful in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the successful development of our business. These risks have been and are likely to continue to be exacerbated by our ongoing bankruptcy proceedings.
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
In 2022, approximately 4% of our total revenues were from customers outside the U.S. Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA), export control laws, customs and import laws and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, some countries where we source, develop, manufacture or sell products are subject to political, economic and/or social instability. Our non-U.S. R&D, manufacturing and sales operations expose us and our employees, representatives, agents and distributors to risks inherent in operating in non-U.S. jurisdictions. For example, we currently perform certain R&D and manufacturing operations in India and plan to expand these operations, including through investment in our manufacturing site in Indore. A disruption in our Indian operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, among others:
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
Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. For example, the COVID-19 pandemic has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine and other similar measures for their residents to contain the spread of the virus. In response to these public health directives and orders and in order to provide for the well-being of our workforce around the globe while continuing to safely produce products upon which patients and their healthcare providers rely, we implemented alternative working practices and work-from-home requirements for appropriate employees, inclusive of our Senior Executive Team. We limited international and domestic travel, increased our already-thorough cleaning protocols throughout our facilities and prohibited non-essential visitors from our sites. We also implemented temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation and/or other similar policies at our manufacturing facilities. We have since begun to adjust certain of these practices, reflecting the evolved guidelines from health and other governmental authorities. The effects of COVID-19, including these public health directives and orders and our policies, have had an impact on our business and may in the future materially disrupt our business (including our manufacturing and supply chain operations by significantly reducing our output), negatively impact our productivity and delay our product development programs. COVID-19 contributed to some delays in the completion of our facility in Indore, including delays related to construction and FDA inspections.
Widespread health problems may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Additionally, the supply of goods and services worldwide may be adversely affected as a result of increased pressure on global logistics network infrastructure and capacity or otherwise, which could result in interruptions of supply and/or increased costs based upon inability to obtain, and/or delayed deliveries of, raw materials and/or critical supplies necessary to continue our manufacturing activities and/or those of our third-party suppliers. See the risk factor “Supply chain and other manufacturing disruptions could negatively impact our businesses” for more information.

Due to these disruptions and other factors, including changes in our workforce availability and increased demand for some of our critical care products, our ability to meet our obligations to third-party distribution partners may be negatively impacted. We have delivered, and in the future we or our third-party providers may deliver, notices of the occurrence of force majeure or similar events under certain of our third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products, including our critical care products used during a pandemic.
We have experienced, and expect to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. For example, certain of our products that are physician administered, including XIAFLEX®, generally experienced decreased sales volumes during the COVID-19 pandemic due to reduced physician office activity and patient office visits because of the COVID-19 pandemic. While these products have generally been recovering since early 2020, they have at times continued to be impacted by COVID-19-related and, more recently, other market conditions for specialty product office-based procedures, including medical and administrative staff shortages in physicians’ offices, reduced physician office activity and lower numbers of in-person patient office visits. The pandemic and other market conditions also created a high backlog of demand for non-elective urology procedures, which has in certain cases reduced the utilization of XIAFLEX® by healthcare providers. Additionally, we believe that concerns by healthcare providers regarding economic uncertainty have impacted purchasing patterns of XIAFLEX®.
Economic crises and increases in unemployment rates resulting from widespread health problems have the potential to significantly reduce individual disposable income, result in lower levels of healthcare insurance coverage and/or depress consumer confidence, any of which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. We are unable to predict the impact that widespread health problems may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of widespread health problems both domestically and abroad and better able to address changes in customer demand.
Additionally, our product development programs have been, and may continue to be, adversely affected by epidemics, pandemics and other widespread health problems. Public health directives may cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development could be subject to delays beyond our control.
Widespread health problems could increase the magnitude of many of the other risks described herein and have other adverse effects on our operations that we are not able to predict. For example, global economic disruptions and volatility in the financial markets could further depress our ability to obtain or renew insurance on satisfactory terms or at all. Further, we may be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions.
Any of the risks described herein could also apply in the event of future outbreaks. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.
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
Risks Related to Bankruptcy and Our Ordinary Shares
We are subject to risks and uncertainties associated with the Chapter 11 Cases.
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
Other significant risks associated with the Chapter 11 Cases that could have a material adverse effect on our business, financial condition, results of operations and cash flows include or relate to the following, among others:
•our ability to obtain approval from the Bankruptcy Court (as defined below) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining control as debtors-in-possession;
•our ability to consummate the Sale or another restructuring transaction, including in light of the currently outstanding objections relating to the Sale and proposed marketing process filed by certain stakeholders in the Chapter 11 Cases;
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
•third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Sale or another restructuring transaction;
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
Following the commencement of the Chapter 11 Cases, we had the exclusive right to file a chapter 11 plan through and including December 14, 2022, and the exclusive right to solicit acceptances of any such plan through February 13, 2023. Deadlines such as these may be extended from time to time by the Bankruptcy Court for cause as permitted by section 1121(d) of the Bankruptcy Code. It is also possible that: (i) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code) or seek to oppose any requested extension or (ii) that such periods could expire without extension.
On December 14, 2022, we filed a motion with the Bankruptcy Court seeking extensions of our initial exclusive filing and solicitation periods. Several parties in interest have filed objections to the requested extensions. While certain of these objections have been consensually resolved in principle, others remain outstanding. The Bankruptcy Court hearing on the exclusivity extension motion has been adjourned to an undetermined date, and in the interim, our exclusive periods have been extended to March 20, 2023 and may be subject to further extension based on when the hearing on the exclusivity extension motion is scheduled.

If our exclusive filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file plans of reorganization. There can be no assurances that recoveries under any such plans would be more favorable to creditors than under the Sale or an alternative restructuring transaction. In addition, such plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Debtors’ cases, which could deplete creditor recoveries. Furthermore, if the Bankruptcy Court does not extend the Debtors’ exclusive periods, the Ad Hoc First Lien Group (as defined below) could contend that such failure to obtain an extension gives rise to a default under the Cash Collateral Order. If the Ad Hoc First Lien Group seeks to terminate our use of cash collateral, such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, potential contract terminations and/or rejections and claims assessments significantly impact our Consolidated Financial Statements. As a result, our historic financial performance is likely not indicative of our financial performance after the Petition Date. In addition, if we emerge from chapter 11, the amounts reported in subsequent periods may materially change relative to historic amounts. We also may be required to adopt fresh start accounting, in which case our assets and liabilities would generally be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities currently included in our Consolidated Balance Sheets. Our financial results after the application of fresh start accounting could also differ significantly from historic trends.
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
If we consummate the Sale with the Stalking Horse Bidder, we may not have sufficient liquidity to implement an orderly wind-down process.
The RSA contemplates a marketing process and auction that will be conducted under the supervision of the Bankruptcy Court. The purchaser pursuant to the auction shall be responsible for, among other things, providing cash for the Wind-Down Amount (as defined below) to fund an orderly wind down process, as further discussed in Note 2. Bankruptcy Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report. The Wind-Down Amount relies on certain assumptions, including a nine-month wind-down process. It also reflects an estimate of anticipated costs to fund various items, such as director fees, professional fees, liquidation proceedings in non-U.S. jurisdictions and other administrative expenses arising after consummation of the Sale. However, there is no guarantee that the assumptions or estimates taken into account in calculating the Wind-Down Amount will result in the provision of sufficient funds to implement an orderly wind-down process.
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
The Cash Collateral Order imposes a number of restrictions on us. For example, the Cash Collateral Order requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement (as defined below). The Cash Collateral Order also requires compliance with variance covenants that compare actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the cash collateral budgets delivered thereunder from time to time pursuant to the terms of the Cash Collateral Order. The Ad Hoc First Lien Group may also contend that the Cash Collateral Order requires the Debtors to obtain extensions to our exclusive plan filing and solicitation periods, as described in more detail herein. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the Cash Collateral Order, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The market prices for securities of Endo, and of pharmaceutical companies in general, have been highly volatile and may continue to be highly volatile in the future. For example, in 2022, our ordinary shares were quoted at prices between approximately $0.06 and $3.98 per share. The following factors, in addition to other risk factors described in this section, may have caused and may in the future cause the market value of our securities to fluctuate:
•Developments related to our bankruptcy proceedings and certain related transactions;
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
We currently do not intend to pay any cash dividends in the foreseeable future on our ordinary shares and our ability to do so is restricted during the pendency of the Chapter 11 Cases. Additionally, while our Board of Directors (the Board) has approved a share buyback program (the 2015 Share Buyback Program), of which there is approximately $2.3 billion available as of December 31, 2022, we currently do not intend to conduct ordinary share repurchases in the foreseeable future. Any declaration and payment of future dividends to holders of ordinary shares as well as any repurchase of our ordinary shares under the 2015 Share Buyback Program will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of both cash and property dividends or share repurchases (including restrictions imposed by the Bankruptcy Code and related rules and guidelines during the pendency of the Chapter 11 Cases) and other considerations that the Board deems relevant. In addition, our existing debt instruments restrict or prevent us from paying dividends on our ordinary shares and conducting ordinary share repurchases. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our ordinary shares or conduct ordinary share repurchases.
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
As further discussed in Note 2. Bankruptcy Proceedings and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report, on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay. It is possible that legal proceedings such as those described herein and/or other matters could in the future cause us to take one or more additional significant corporate transactions or other remedial measures, including on a preventative or proactive basis.
As an example of our legal proceedings, we, as well as various other manufacturers, distributors, pharmacies and/or others, are the subject of numerous lawsuits consisting of cases filed by or on behalf of a wide variety of plaintiffs asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications. In these cases, plaintiffs seek various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. Notwithstanding any relief that may be available as a result of our bankruptcy proceedings, it is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. Refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for more information.
As a result of the Chapter 11 Cases and the associated automatic stay, we are no longer actively pursuing our prior integrated settlement and litigation strategy to seek resolution of unsettled cases that have been stayed. Nevertheless, at any given time, we may be engaged in settlement or similar discussions regarding various legal matters including those that arise in connection with the Chapter 11 Cases; however, settlement demands and discussions often involve significant monetary and other remedies and there can be no assurance that we will receive settlement offers that are on terms that we consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims.
In the past, we have made the decision to settle some claims even though we believe we had meritorious defenses because of the significant legal and other costs that would have been required to defend such claims. To the extent that any litigation arises or proceeds during the pendency of the Chapter 11 Cases, there can be no assurance that settlement opportunities will continue to be available generally, or be consistent with our historic experience, or that we will not settle additional claims even if we believe we have meritorious defenses. Even where settlement agreements have been reached, in certain instances they are subject to conditions and contingencies, including but not limited to participation thresholds and approval of the Bankruptcy Court during the pendency of the Chapter 11 Cases, which may be outside of our control and may not come to pass. In addition, there can be no assurance of the impact of any settlement agreement on existing or future claims.
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
Any failure to effectively identify, analyze, report and protect adverse event data and/or to fully comply with relevant laws, rules and regulations around adverse event reporting could expose the Company to legal proceedings, penalties, fines and/or reputational damage. As a result of our ongoing bankruptcy proceedings, we could see an increase in the number of adverse events reported, which could increase costs and have other negative impacts.
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
If we are found liable in any lawsuits, including the legal proceedings related to our sale, marketing and/or distribution of prescription opioid medications, product liability claims or actions related to our sales, marketing or pricing practices or if we are subject to governmental investigations or product recalls, it could result in the imposition of material damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. At any given time, we may be engaged in settlement or similar discussions, and we may voluntarily settle claims even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such claims. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance or accruals. As a result, we may experience significant negative impacts on our results of operations or financial condition. To satisfy judgments or settlements or to pursue certain appeals, we may need to seek financing or bonding, which may not be available on terms acceptable to us, or at all, when required, particularly given the nature and amount of the claims against us. Judgments against us could also cause defaults under our debt agreements (which could result in cross-defaults or cross-accelerations in other agreements) and/or restrictions on product use or business practices and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In July 2021, a court in one legal action issued an order granting a default judgment on liability against Endo Pharmaceuticals Inc. (EPI) and Endo Health Solutions Inc. (EHSI) and awarding the plaintiffs fees and costs relating to certain alleged discovery issues in an opioid-related lawsuit. Although we settled that matter, plaintiffs have from time to time sought similar relief and may do so in the future. Any future default judgments or other sanctions relating to discovery matters could result in the imposition of material damages or other costs.

The August 16, 2022 bankruptcy filings by the Debtors constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
See Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of the foregoing and other material legal proceedings.
We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities.
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described herein. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
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
These risks have been and are likely to continue to be exacerbated by our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments, as further discussed herein.
We have significant goodwill and other intangible assets. Consequently, potential impairments of goodwill and other intangibles may significantly impact our profitability.
Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2022 and 2021, goodwill and other intangibles comprised approximately 54% and 63%, respectively, of our total assets. Goodwill and other indefinite-lived intangible assets are subject to impairment tests at least annually. Additionally, impairment tests must be performed for certain assets whenever events or changes in circumstances indicate such assets’ carrying amounts may not be recoverable.
For the years ended December 31, 2022, 2021 and 2020, we recorded asset impairment charges of $2.1 billion, $0.4 billion and $0.1 billion, respectively, which related primarily to goodwill and other intangible assets. Refer to Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report for examples and a discussion of material impairment tests and impairment charges during the years ended December 31, 2022, 2021 and 2020. The procedures and assumptions used in our goodwill and other intangible assets impairment testing are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “CRITICAL ACCOUNTING ESTIMATES” and in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
We currently have a substantial amount of indebtedness. As of December 31, 2022, we have total debt of approximately $8.1 billion in aggregate contractual principal amount. Our substantial indebtedness may:
•make it difficult for us to satisfy our financial obligations, including making any applicable scheduled principal, interest and/or adequate protection payments on our indebtedness as further discussed herein;
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
If we are unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to our ongoing and future legal proceedings and governmental investigations, decreased revenues or increased costs and expenses related to the impact of COVID-19 on our business, as well as increased pricing pressures or otherwise, we may be required to refinance all or part of our then-existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
These risks have been and are likely to continue to be exacerbated by our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments, as further discussed herein. To the extent we are required or choose to seek third-party financing in the future, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.
At December 31, 2022, approximately $2.0 billion and $0.3 billion of principal amounts outstanding under the Term Loan Facility (as defined below) and the Revolving Credit Facility (as defined below), respectively, bear interest and/or adequate protection payments at variable rates that are affected by benchmark interest rates. Additionally, the amounts of interest and/or adequate protection payments we are required to make on our various debt instruments are subject to changes based on contractual terms set forth in the applicable agreements and/or court orders. Recent increases in benchmark interest rates and certain other developments, including those related to our bankruptcy proceedings, have resulted in increases in the rates used to calculate the interest and/or adequate protection payments we are required to make, and such rates could further increase in future periods. Any future borrowings could also be subject to such risks.
We may not realize the anticipated benefits from our strategic actions.
We continuously seek to optimize our operations and increase our overall efficiency through strategic actions. These actions may involve decisions to exit manufacturing or research sites, transfer the manufacture of products to other internal and external sites within our manufacturing network and simplify business process activities. For example, we announced plans in November 2020 to optimize our retail generics business cost structure, transfer certain transaction processing activities to third-party global business process service providers and further integrate our commercial, operations and research and development functions. There can be no assurance that we will achieve the benefits and savings of actions such as these in the expected amounts and/or with the expected timing, if at all. We will also incur certain charges in connection with such actions and future costs could also be incurred. It is also possible that charges and cash expenditures associated with such actions could be higher than estimated. Any of these risks could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

Legal and Regulatory Related Risks
Agreements between branded pharmaceutical companies and generic pharmaceutical companies are facing increased government scrutiny and we may be subject to additional investigations or litigation.
We are and may in the future be involved in patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, we are and may in the future be involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the U.S. Federal Trade Commission (FTC) and the Antitrust Division of the DOJ for review. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims relating to such agreements. We may receive formal or informal requests from the FTC or other governmental entities for information about any such settlement agreement we enter into or about other matters, and there is a risk that the FTC or other governmental or private litigants may commence an action against us alleging violation of antitrust laws or other claims. For example, in December 2021, in response to a citizen petition filed on behalf of PSP LLC regarding vasopressin ANDA products referencing VASOSTRICT®, the FDA denied the petition and stated that it intended to refer the matter to the FTC.
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
The marketing and pricing of our products and services, including product promotion, educational activities, support of continuing medical education programs and other interactions with healthcare professionals, are governed by various laws and regulations, including FDA regulations and the U.S. federal Anti-Kickback Statute. Additionally, many states have adopted laws similar to the Anti-Kickback Statute, without identical exceptions or exemptions. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs. Any such regulations or requirements could be difficult and expensive for us to comply with, could delay our introduction of new products and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from federally funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the FCA and applicable state false claims acts. There can be no assurance that our practices will not be challenged under these laws in the future, that changes in these laws or interpretation of these laws would not give rise to new challenges of our practices or that any such challenge would not have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in December 2021, the Attorney General of Texas announced an investigation of EPI and AbbVie Inc. under the Texas Deceptive Trade Practices Act for allegedly advertising and promoting hormone (puberty) blockers for unapproved uses without disclosing potential risks. Law enforcement agencies sometimes initiate investigations into sales, marketing and/or pricing practices based on preliminary information or evidence, and such investigations can be and often are closed without any enforcement action. Nevertheless, these types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment of penalties and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.

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
The ANDA approval process for a new product varies in time, generally requiring a minimum of 10 months following submission of the ANDA to the FDA, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly. ANDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product.
The submission of an NDA, Supplemental New Drug Application, ANDA, BLA or sBLA to the FDA with supporting clinical safety and efficacy data does not guarantee that the FDA will grant approval to market the product. Meeting the FDA’s regulatory requirements to obtain approval to market a drug product, which vary substantially based on the type, complexity and novelty of the product candidate, typically takes years, if approved at all, and is subject to uncertainty. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Any approval by regulatory agencies may subject the marketing of our products to certain limits on indicated use. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we may request, may grant approval contingent on conditions such as the performance and results of costly post-marketing clinical trials or REMS or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Additionally, reimbursement by government payers or other payers may not be approved at the price we intend to charge for our products. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals or clearances of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue. We could also be at risk for the value of any capitalized pre-launch inventories related to products under development. These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, we are subject to the U.S. Drug Supply Chain Security Act (DSCSA), which requires development of an electronic pedigree to track and trace each prescription product at the salable unit level through the distribution system. The DSCSA becomes effective incrementally over a 10-year period from its enactment on November 27, 2013. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements could require significant capital expenditures, increase our operating costs and impose significant administrative burdens.
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
Our reporting and payment obligations under Medicaid and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.
We are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid or other third-party payers) that are determined to be false or fraudulent, including presenting a claim for an item or service that was not provided. These false claims statutes include the federal civil FCA, which permits private persons to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. These actions against pharmaceutical companies, which do not require proof of a specific intent to defraud the government, may result in payment of fines to and/or administrative exclusion from the Medicare, Medicaid and/or other government healthcare programs.
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
With regard to Medicaid, on February 1, 2016, CMS issued a Final Rule implementing the Medicaid Drug Rebate provisions incorporated into the PPACA, effective April 1, 2016 in most instances. Ongoing compliance with these program rules, including the requirement that we adopt reasonable assumptions where law, regulation and guidance do not address specific participation issues, may impact the level of rebates that we owe under the program. The 2016 Final Rule also expanded the scope of Medicaid to apply to U.S. territories effective on January 1, 2023), which will require operational adjustments and may result in additional rebate liability. Additionally, in December 2020, CMS issued a Final Rule for Medicaid that makes changes with regard to: (i) the calculation of Medicaid Best Price for certain value- or outcomes-based discounting arrangements; (ii) the standard for excluding the value of manufacturer copayment assistance and other patient support arrangements from the calculation of Average Manufacturer Price and Best Price; (iii) the identification of “line extension” drugs that are subject to higher Medicaid rebate liability; and (iv) establishment of additional drug utilization review requirements for opioids. Depending on how these changes are implemented, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
If our manufacturing facilities are unable to manufacture our products or we face interruptions in the manufacturing process due to regulatory or other factors, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If any of our or our third-party manufacturing facilities fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both products for which regulatory approval is being sought and to approved products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our or our third-party manufacturing facilities to possible legal or regulatory action, including shutdown, which may adversely affect our ability to supply our products. Additionally, our facilities and our third-party manufacturing facilities may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, outbreak and spread of viral or other diseases, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. If we are not able to manufacture products at our or our third-party manufacturing facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products could be interrupted. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
For example, the manufacturing facilities qualified to manufacture the enzyme CCH, which is included in XIAFLEX®, are subject to such regulatory requirements and oversight. If such facilities fail to comply with cGMP requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Further, if an inspection by regulatory authorities indicates that there are deficiencies, including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our facilities, which could disrupt the manufacturing processes and could limit the supply of CCH and/or delay clinical trials and subsequent licensure and/or limit the sale of commercial supplies. In addition, future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of CCH in clinical trials, refusal by the government to allow distribution of CCH within the U.S. or other jurisdictions, criminal prosecution, fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products, refusal to allow the entering into of federal and state supply contracts and civil litigation.
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
We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. There is uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations and tariffs.
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
There has also been increased enforcement activity in the U.S. particularly related to data security breaches. A violation of these laws or regulations by us or our third-party vendors could subject us to penalties, fines, liability and/or possible exclusion from Medicare or Medicaid. Such sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property Related Risks
Our ability to protect and maintain our proprietary and licensed third-party technology, which is vital to our business, is uncertain.
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
Under current law, we expect Endo International plc to be treated as a non-U.S. corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Internal Revenue Code (the Code) or regulations promulgated thereunder or other guidance issued by the Treasury or the IRS could adversely affect our status as a non-U.S. corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application to us, EHSI and/or their respective shareholders and affiliates. Consequently, there can be no assurance that there will not exist in the future a change in law that might cause us to be treated as a U.S. corporation for U.S. federal income tax purposes, including with retroactive effect. Further, we are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business. Based on our current analysis of the act, we do not believe this legislation will have a material impact on our provision for income taxes.
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
Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the geographic mix of pre-tax earnings among jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits and the repatriation of earnings from our subsidiaries for which we have not provided for taxes. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. We periodically assess our tax positions to determine the adequacy of our tax provisions, which are subject to significant discretion. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits and disputes could have a material adverse effect on our business, financial condition, results of operations and cash flows for the period or periods for which the applicable final determinations are made.
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
Our ability to use tax attributes to offset U.S. taxable income may be limited.
Existing and future tax laws and regulations may limit our ability to use U.S. tax attributes including, but not limited to, net operating losses (NOLs) and excess interest expense, to offset U.S. taxable income. For a period of time following the 2014 Paladin transactions, Section 7874 of the Code precludes our U.S. affiliates from utilizing U.S. tax attributes to offset taxable income if we complete certain transactions with related non-U.S. subsidiaries.
In addition, our tax attributes and future tax deductions may be reduced or significantly limited as a result of our voluntary petitions for relief under the Bankruptcy Code. Generally, any discharge of our external or internal debt obligations as a result of our chapter 11 filing for an amount less than the adjusted issue price may give rise to cancellation of indebtedness income, which must either be included in our taxable income or result in a reduction to our tax attributes. Certain tax attributes otherwise available and of value to the Company may be reduced, in most cases by the principal amount of the indebtedness forgiven. U.S. and non U.S. tax attributes subject to reduction include: (i) NOLs and NOL carryforwards; (ii) credit carryforwards; (iii) capital losses and capital loss carryforwards; and (iv) the tax basis of the Company’s depreciable, amortizable and other assets.
To the extent, if any, that U.S. NOL carryforwards, other losses and credits generated by us during or prior to our bankruptcy proceedings are available as deductions following our bankruptcy proceedings, our ability to utilize such deductions may be limited by Section 382 of the Code. Section 382 provides rules limiting the utilization of a corporation’s NOLs and other losses, deductions and credits following a more than 50% change in ownership of a corporation’s equity (an “ownership change”). An ownership change may occur with respect to the Company in connection with bankruptcy, unless the Section 382(l)(5) exception applies. This exception is not easily met as it requires a majority of the holders of the Company’s stock after bankruptcy to meet certain specific and narrow conditions. Therefore, the Company’s U.S. NOLs may be significantly limited by Section 382 of the Code. The amount of the Company’s post-ownership-change annual U.S. taxable income that can be offset by the pre-ownership-change U.S. NOLs generally cannot exceed an amount equal to the product of: (i) the applicable federal long-term tax exempt rate in effect on the date of the ownership change and (ii) the value of the Company’s U.S. affiliate stock (the Annual Limitation). However, if the value of the Company’s U.S. affiliate stock is zero, if the Company does not continue its historic business or use a significant portion of its assets in a new business for two years after the ownership change, the Annual Limitation resulting from the ownership change is zero and the Company may be significantly limited in its ability to use any of its U.S. NOLs that originated during or prior to its bankruptcy proceedings. In addition, if the Company has a net unrealized built-in loss at the time of an ownership change, future deductions for items such as amortization, depreciation and settlement liabilities may also be significantly limited.
Further, if we or any of our affiliates undertake sales of any of our assets in connection with the bankruptcy, such sales may result in: (i) a reduction in our available tax attributes; (ii) an inability for us to proactively use our tax attributes; and (iii) us incurring a material amount of tax.
Any loss of or limitations on our ability to use any of the tax attributes described above or any other tax attributes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We are incorporated in Ireland and a substantial portion of our assets are located in jurisdictions outside the U.S. In addition, some of our officers and directors reside outside the U.S., and some or all of their respective assets are or may be located in jurisdictions outside of the U.S. It may be difficult for investors to effect service of process against us or such officers or directors or to enforce, against us or them, judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
This section provides information about the location and general character of the Company’s principal physical properties at December 31, 2022.
The Company’s global headquarters is located in Dublin, Ireland. The Company also conducts certain corporate functions at its Malvern, Pennsylvania location. Both properties are leased. The Malvern lease is described in more detail in Note 9. Leases in the Consolidated Financial Statements included in Part IV, Item 15 of this report. These locations support each of our reportable segments. For example, our global quality, supply chain and clinical development functions are run from our global headquarters. The Company’s segments conduct certain additional business functions, including manufacturing, distribution, quality assurance, R&D and administration, at locations throughout the U.S. and select global markets. Additional information about the properties of the Company’s reportable segments is set forth below:
•Branded Pharmaceuticals: This segment also conducts certain operations in the U.S. through leased and owned manufacturing properties in Pennsylvania, New Jersey and Michigan, as well as certain administrative and R&D functions through leased properties in Pennsylvania.
•Sterile Injectables: This segment also conducts certain manufacturing, quality assurance, R&D and administrative functions in the U.S. through owned and leased properties in Michigan, as well as certain R&D and administrative functions in New Jersey and India in the same facilities as our Generic Pharmaceuticals segment, as discussed below.
•Generic Pharmaceuticals: This segment also conducts certain administrative functions through a leased property in New Jersey, as well as significant R&D operations and manufacturing and administrative functions in India through owned and leased facilities in Chennai, Indore and Mumbai.
•International Pharmaceuticals: This segment’s operations are currently conducted through Paladin’s leased headquarters in Montreal, Canada.

As of December 31, 2022, our owned and leased properties consist of approximately 1.0 million and 1.1 million square feet, respectively. We believe our properties are suitable and adequate to support our current and projected operations in all material respects.
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

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. On August 17, 2022, we received a letter (the Notice) from The Nasdaq Stock Market LLC (Nasdaq) stating that, in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that Endo’s ordinary shares would be delisted. In accordance with the Notice, trading of Endo’s ordinary shares was suspended at the opening of business on August 26, 2022. As a result, Endo’s ordinary shares began trading exclusively on the over-the-counter market on August 26, 2022. On the over-the-counter market, Endo’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began to trade under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the SEC and Endo’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market. On December 13, 2022, Endo’s ordinary shares were deregistered under Section 12(b) of the Exchange Act.
Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Holders. As of February 27, 2023, we estimate that there were approximately 190 holders of record of our ordinary shares.
Dividends. We have never declared or paid any cash dividends on our ordinary shares and we currently have no plans to declare a dividend. We are permitted to pay dividends subject to limitations imposed by Irish law, the Bankruptcy Code and related rules during the pendency of the Chapter 11 Cases, the various agreements and indentures governing our indebtedness and the existence of sufficient distributable reserves. For example, the Companies Act requires Irish companies to have distributable reserves equal to or greater than the amount of any proposed dividend. Unless we are able to generate sufficient distributable reserves or create distributable reserves by reducing our share premium account, we will not be able to pay dividends.
Recent sales of unregistered securities; Use of proceeds from registered securities. There were no unregistered sales of equity securities by the Company during the three years ended December 31, 2022.
Purchase of Equity Securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo International plc ordinary shares by the Company during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
October 1, 2022 to October 31, 2022	—	—	—	$2,250,000,000
November 1, 2022 to November 30, 2022	—	—	—	$2,250,000,000
December 1, 2022 to December 31, 2022	—	—	—	$2,250,000,000
Three months ended December 31, 2022	—	—	—
__________
(1)Pursuant to Article 11 of the Company’s Articles of Association, the Company has broad shareholder authority to conduct ordinary share repurchases by way of redemptions. As permitted by Irish Law and the Company’s Articles of Association, any ordinary shares redeemed shall be cancelled upon redemption. Although the Board has approved the 2015 Share Buyback Program that authorizes the Company to redeem, in the aggregate, $2.5 billion of its outstanding ordinary shares, of which there is approximately $2.3 billion available as of December 31, 2022, we currently do not intend to conduct ordinary share repurchases in the foreseeable future and our ability to do so is restricted during the pendency of the Chapter 11 Cases. Redemptions under this program may be made from time to time in open market or negotiated transactions or otherwise, as determined by the Board. This program does not obligate the Company to redeem any particular amount of ordinary shares and any repurchase of our ordinary shares under the 2015 Share Buyback Program will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of both cash and property dividends or share repurchases (including restrictions imposed by the Bankruptcy Code and related rules and guidelines during the pendency of the Chapter 11 Cases) and other considerations that the Board deems relevant. For example, the Companies Act requires Irish companies to have distributable reserves equal to or greater than the amount of any proposed ordinary share repurchase amount. In addition, our existing debt instruments restrict or prevent us from paying dividends on our ordinary shares and conducting ordinary share repurchases. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our ordinary shares or conduct ordinary share repurchases. Unless we are able to generate sufficient distributable reserves or create distributable reserves by reducing our share premium account, we will not be able to repurchase our ordinary shares. To date, the Company has redeemed and cancelled approximately 4.4 million of its ordinary shares under the 2015 Share Buyback Program for $250.0 million, not including related fees. The 2015 Share Buyback Program may be suspended, modified or discontinued at any time.
Item 6.        Reserved
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates of Endo International plc.
This section omits discussions about 2020 items and comparisons between 2021 and 2020. Such discussions can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
The operating results of the Company’s Astora business are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. For additional information, see Note 4. Discontinued Operations and Asset Sales in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
EXECUTIVE SUMMARY
This executive summary provides 2022 highlights from the results of operations that follow:
•Total revenues in 2022 were $2,318.9 million compared to $2,993.2 million in 2021 as revenue decreases related to VASOSTRICT® and certain other products in our Sterile Injectables segment, as well as our Branded Pharmaceuticals and International Pharmaceuticals segments, were partially offset by increased revenues from our Generic Pharmaceuticals segment.
•Gross margin percentage in 2022 decreased to 52.9% from 59.2% in 2021, reflecting unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues.
•Asset impairment charges in 2022 increased to $2,142.7 million from $415.0 million in 2021.
•We reported Loss from continuing operations of $2,909.6 million in 2022 compared to Loss from continuing operations of $569.1 million in 2021.
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
•In November 2020, we announced the initiation of several strategic actions, collectively referred to herein as the 2020 Restructuring Initiative, to further optimize operations and increase overall efficiency. We recorded certain charges to complete these actions in anticipation of realizing annualized cost savings. For further discussion of these actions, including a discussion of amounts recognized, refer to Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•In March 2021, we completed a series of financing transactions, collectively referred to herein as the March 2021 Refinancing Transactions, which are further discussed in Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•In November 2021, our PSP LLC subsidiary entered into the U.S. Government Agreement (as defined below), which is a cooperative agreement with the U.S. government to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan plant to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. For further discussion, refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®.
•In February 2022, we launched VASOSTRICT® in an RTU bottle, representing the first and only RTU formulation of the drug. The bottle formulation now represents a meaningful portion of the overall vasopressin market. Nevertheless, the factors described in the preceding bullet point could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•In April 2022, we communicated the initiation of certain actions to streamline and simplify certain functions, including our commercial organization, to increase our overall organizational effectiveness and better align with current and future needs. In December 2022, we announced we would be taking certain additional actions to cease the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration. QWO® had been launched for the treatment of moderate to severe cellulite in the buttocks of adult women in March 2021. These actions are collectively referred to herein as the 2022 Restructuring Initiative. We have recorded and may continue to record certain charges to complete these actions in anticipation of realizing annualized cost savings. For further discussion of these actions, including a discussion of amounts recognized and information about any expected future charges, refer to Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•In May 2022, we announced that our EVL subsidiary had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million, which was recorded as an Acquired in-process research and development charge in the Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, as well as a discussion of subsequent legal proceedings with Nevakar (as defined below) that affected both this agreement and a prior 2018 agreement with Nevakar, see Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•In June 2022, we announced that our EVL subsidiary had entered into an agreement with TLC to commercialize TLC599. During the second quarter of 2022, we made an upfront cash payment of $30.0 million to TLC, which was recorded as an Acquired in-process research and development charge in the Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, see Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•Beginning in June 2022, we elected to enter certain 30-day grace periods related to senior notes interest payments that were originally due to be paid between June 30, 2022 and August 1, 2022. Certain of these payments were subsequently paid prior to the expiration of the applicable grace periods; others were not. Refer to Note 1. Description of Business and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.
•On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. We are subject to risks and uncertainties associated with our ongoing bankruptcy proceedings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Note 1. Description of Business, Note 2. Bankruptcy Proceedings and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.
•During the first quarter of 2023, a competitor launched an alternative generic version of varenicline tablets. This launch began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023, resulting in a decline in revenue for our Generic Pharmaceuticals segment. The effects of competition are likely to increase in future periods.
•In addition to our other legal proceedings, we, along with others, are the subject of various legal proceedings regarding the sale, marketing and/or distribution of prescription opioid medications, which are further discussed herein. Notwithstanding any relief that may be available as a result of our bankruptcy proceedings, it is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. For further discussion, refer to Note 1. Description of Business, Note 2. Bankruptcy Proceedings and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report, as well as Part I, Item 1A. “Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments, share-based compensation, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets. Furthermore, our ongoing bankruptcy proceedings and planned sale process have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
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
Sales deductions
As described above, the amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of variable consideration, including sales deductions. If the assumptions we use to calculate our estimates for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. The following table presents the activity and ending balances, excluding Discontinued operations, for our product sales provisions for the years ended December 31, 2022 and 2021 (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance, December 31, 2020	$207,916	$179,445	$190,528	$27,726	$605,615
Current year provision	81,944	619,279	2,265,277	126,080	3,092,580
Prior year provision	(16,313)	(6,481)	(153)	(911)	(23,858)
Payments or credits	(90,431)	(595,775)	(2,270,469)	(128,939)	(3,085,614)
Balance, December 31, 2021	$183,116	$196,468	$185,183	$23,956	$588,723
Current year provision	77,698	634,439	2,229,131	137,758	3,079,026
Prior year provision	(5,614)	(5,031)	(965)	(272)	(11,882)
Payments or credits	(88,034)	(612,600)	(2,238,647)	(116,429)	(3,055,710)
Balance, December 31, 2022	$167,166	$213,276	$174,702	$45,013	$600,157
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
Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. Where available, we utilize information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to DSAs, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we evaluate market conditions for products primarily through the analysis of wholesaler and other third-party sell-through data, as well as internally-generated information, to assess factors that could impact expected product demand at the estimate date. As of December 31, 2022, we believe that our estimates of the level of inventory held by our customers is within a reasonable range as compared to both historical amounts and expected demand for each respective product.
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
Valuation of long-lived assets
As of December 31, 2022, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is approximately $2.2 billion. Our finite-lived intangible assets consist of license rights and developed technology.
Long-lived assets are generally initially recorded at fair value if acquired in a business combination, or at cost if otherwise. To the extent any such asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain developed technology assets, an accelerated amortization model. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
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
In the case of long-lived assets to be disposed of by sale or otherwise, including assets held for sale, the assets and the associated liabilities to be disposed of together as a group in a single transaction (the disposal group) are measured at the lower of their carrying amount or fair value less cost to sell. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale.
As a result of the significance of our long-lived assets, any recognized losses could have a material adverse impact on our financial position and results of operations.

Our reviews of long-lived assets during the two years ended December 31, 2022 resulted in certain impairment charges. The majority of these charges related to finite-lived intangible assets and certain assets associated with disposal groups, which are further described in Note 11. Goodwill and Other Intangibles and Note 4. Discontinued Operations and Asset Sales, respectively, in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Our impairment charges relating to long-lived assets were generally based on fair value estimates determined using discounted cash flow models or, in the case of disposal groups, a market approach. When testing a long-lived asset using a discounted cash flow model, we utilize assumptions related to the future operating performance of the corresponding product based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which our segments operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any. The discount rates applied to intangible long-lived assets impaired in 2022 ranged from 9.5% to 12.0%.
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
Developed Technology. Our developed technology assets subject to amortization have useful lives ranging from 6 years to 16 years, with a weighted average useful life of approximately 12 years. We determine amortization periods and methods of amortization for developed technology assets based on our assessment of various factors impacting estimated useful lives and the timing and extent of estimated cash flows of the acquired assets, including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive and regulatory issues.
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
As of December 31, 2022, the carrying amount of our intangible assets associated with developed technology and license rights totaled approximately $1.7 billion. As a result, if the assumptions used in our impairment tests change, it is possible that material impairment charges could be recorded in future periods.
Goodwill and indefinite-lived intangible assets
As of December 31, 2022, our goodwill balance is approximately $1.4 billion and we have no indefinite-lived intangible assets.
Goodwill and, if applicable, indefinite-lived intangible assets are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired.
We perform the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge we recognize for a reporting unit is equal to the lesser of: (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
Similarly, if applicable, we perform our indefinite-lived intangible asset impairment tests by comparing the fair value of each intangible asset with its carrying amount. We estimate the fair values of our indefinite-lived intangible assets using an income approach that utilizes a discounted cash flow model. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of: (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows, and (ii) future economic conditions, all of which may differ from actual future cash flows.

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which our segments operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. Where appropriate, the weighted average cost of capital may also incorporate certain risk premiums, such as a company-specific risk premium (CSRP), which represents the incremental return that investors may require to compensate for the risks, uncertainties and variability in our estimated future cash flows. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any.
In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids for the Company, such as the Stalking Horse Bid (as defined and further described in Note 2. Bankruptcy Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report). We use this comparison to calculate an implied control premium (the excess sum of the reporting units’ fair values over Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids) or an implied control discount (the excess of Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids over the sum of the reporting units’ fair values). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price and/or the aggregate estimated fair value of its debt, we reevaluate the fair value estimates of the reporting units to determine whether it is appropriate to adjust discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company’s reporting units.
As further described in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report, Endo performed its annual impairment tests as of October 1, 2022. For the purposes of the 2022 annual tests, the Company had two reporting units with goodwill: Branded Pharmaceuticals and Sterile Injectables; the Company did not have any indefinite-lived intangible assets.
The discount rates used in the October 1, 2022 goodwill tests were 15.0% and 19.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively, compared to: (i) 15.0% and 19.5%, respectively, used in the interim goodwill tests performed in the third quarter of 2022; (ii) 13.5% and 18.5%, respectively, used in the interim goodwill tests performed in the second quarter of 2022; and (iii) 14.5% and 11.0%, respectively, used in the October 1, 2021 goodwill tests. The discount rates used in these 2022 goodwill tests reflect certain increases in the CSRP compared to the October 1, 2021 tests, representing increased risks and uncertainties in the underlying cash flows, including those related to: (i) our ability to identify, develop and launch new product candidates, particularly in our Sterile Injectables reporting unit and (ii) risks and uncertainties associated with our ongoing bankruptcy proceedings. We believe the discount rates and other inputs and assumptions used in these various tests were consistent with those that a market participant would have used.
We recorded goodwill impairment charges of $1,748.0 million and $97.0 million, respectively, in connection with our second- and third-quarter 2022 interim impairment tests of our Sterile Injectables reporting unit. No impairment charges were recorded for our Branded Pharmaceuticals reporting unit as a result of these tests.
We completed our annual goodwill impairment tests on October 1, 2022; no additional impairments were recorded in connection with these tests. A 50 basis point increase in the assumed discount rate utilized in the Branded Pharmaceuticals test would not have changed the outcome of that test; however, a 50 basis point increase in the assumed discount rate utilized in the Sterile Injectables test would have resulted in a goodwill impairment charge for this reporting unit of approximately $45 million.
We performed an additional interim goodwill impairment test for our Sterile Injectables reporting unit as of December 31, 2022 based, in part, on updates made to our estimates of future cash flows following the completion of our annual enterprise-wide long-term strategic planning process beginning in late fourth-quarter 2022 and concluding in February 2023, which is further described in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report. The discount rate used in this test was 14.5%. We believe this discount rate and the other inputs and assumptions used to estimate fair value were consistent with those that a market participant would have used in light of the degree of risk associated with the updated estimated future cash flows used in this impairment test as compared to the October 1, 2022 tests. As a result of the December 31, 2022 test, we determined that there was no impairment of goodwill. A 50 basis point increase in the assumed discount rate utilized in this test would have resulted in a goodwill impairment charge for this reporting unit of approximately $15 million.
Additional information about our impairment tests is provided in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

As of December 31, 2022, our Branded Pharmaceuticals and Sterile Injectables reporting units had remaining goodwill of approximately $0.8 billion and $0.5 billion, respectively. As a result, if the assumptions used in our impairment tests change, it is possible that additional impairment charges could be recorded in future periods and that these charges could be material.
Each of our reporting units is subject to various risks and uncertainties, including those described above and in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report. If actual results for our reporting units differ from our expectations, as a result of these or other risks and uncertainties, and/or if we make related changes to our assumptions for these reporting units, the estimated future revenues and cash flows could be significantly reduced, which could ultimately result in goodwill impairment charges that may be material.
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
We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our subsidiaries are indefinitely reinvested. Refer to Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report for information about our evaluation for the current reporting period and certain associated risks and uncertainties.
Contingencies
Material legal proceedings involving the Company are discussed in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Contingent accruals and legal settlements are recorded in the Consolidated Statements of Operations as Litigation-related and other contingencies, net (or as Discontinued operations, net of tax in the case of vaginal mesh matters) when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and are generally included in Selling, general and administrative expenses in the Consolidated Statements of Operations (or as Discontinued operations, net of tax in the case of vaginal mesh matters).
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
As of December 31, 2022, our accrual for loss contingencies totaled $820.8 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of December 31, 2022, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Consolidated Balance Sheets. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.
Liabilities subject to compromise
For periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts.
The determination of how liabilities will ultimately be settled or treated cannot be made until approved by the Bankruptcy Court. Therefore, the amounts classified as Liabilities subject to compromise are preliminary and may be subject to future adjustments as a result of, among other things, the possibility or occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, any rejection by us of executory contracts and/or any payments by us of amounts classified as Liabilities subject to compromise, which may be allowed in certain limited circumstances. Amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us including, without limitation, those related to the expected amounts of allowed claims, the value of any collateral securing claims and the secured status of claims. Such adjustments may be material.

RESULTS OF OPERATIONS
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the years ended December 31, 2022 and 2021 (dollars in thousands):

			% Change
	2022	2021	2022 vs. 2021
Total revenues, net	$2,318,875	$2,993,206	(23)%
Cost of revenues	1,092,499	1,221,064	(11)%
Gross margin	$1,226,376	$1,772,142	(31)%
Gross margin percentage	52.9%	59.2%
Selling, general and administrative	777,169	861,760	(10)%
Research and development	128,033	123,440	4%
Acquired in-process research and development	68,700	25,120	NM
Litigation-related and other contingencies, net	478,722	345,495	39%
Asset impairment charges	2,142,746	414,977	NM
Acquisition-related and integration items, net	408	(8,379)	NM
Interest expense, net	349,776	562,353	(38)%
Loss on extinguishment of debt	—	13,753	(100)%
Reorganization items, net	202,978	—	NM
Other income, net	(34,054)	(19,774)	72%
Loss from continuing operations before income tax	$(2,888,102)	$(546,603)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. Total revenues in 2022 were $2,318.9 million compared to $2,993.2 million in 2021 as revenue decreases related to VASOSTRICT® and certain other products in our Sterile Injectables segment, as well as our Branded Pharmaceuticals and International Pharmaceuticals segments, were partially offset by increased revenues from our Generic Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the years ended December 31, 2022 and 2021, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	2022	2021
Amortization of intangible assets (1)	$337,311	$372,907
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$61,806	$9,058
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease in 2022 was primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets.
(2)Amounts include, among other things, certain accelerated depreciation charges, inventory adjustments and net employee separation, continuity and other benefit-related costs, including amounts related to restructurings. For further discussion of our restructuring initiatives, including a discussion of amounts recognized and information about any expected future charges, refer to Note 4. Discontinued Operations and Asset Sales and Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
The decrease in Cost of revenues in 2022 was primarily due to decreased revenues and decreased amortization expense, partially offset by unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues, as well as increased costs for amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
The decrease in gross margin percentage in 2022 was primarily due to unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues.

Selling, general and administrative expenses. The decrease in 2022 was primarily due to decreased costs associated with our commercial investment in QWO® and certain legal matters. Additionally, in 2022, Selling, general and administrative expenses reflected the recovery of certain previously-incurred opioid-related legal expenses. These decreases were partially offset by increased Selling, general and administrative expenses associated with our investment in consumer marketing efforts supporting XIAFLEX® and certain strategic review initiatives, restructuring and/or other cost reduction initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in Selling, general and administrative expenses until the Petition Date and in Reorganization items, net thereafter. Refer to Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of certain restructuring initiatives, including a discussion of amounts recognized and information about any expected future charges.
R&D expenses. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis, for which we anticipate Phase 2 top-line data by the end of the first quarter of 2023. We also initiated a proof-of-concept study in plantar fasciitis during the fourth quarter of 2022. Additionally, until late 2022, we had been advancing our development programs for QWO®, which was launched in March 2021 for the treatment of moderate to severe cellulite in the buttocks of adult women. However, as further discussed in Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report, in December 2022, we announced we would be ceasing the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration.
We expect to continue to focus investments in RTU and other product candidates in our Sterile Injectables segment, potentially including acquisitions and/or license and commercialization agreements such as the 2022 Nevakar Agreement that is further described in Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
The increase in R&D expense in 2022 was primarily driven by increased costs associated with our XIAFLEX® development programs, certain restructuring and other cost reduction initiatives and certain post-marketing commitments. These increases were partially offset by decreased costs associated with QWO®, including as a result of actions taken in connection with the discontinuation of QWO® discussed above. Refer to Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of certain restructuring initiatives, including a discussion of amounts recognized and information about any expected future charges.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. Acquired in-process research and development charges are generally recognized in periods in which in-process research and development assets (with no alternative future use in other research and development projects) are acquired from third parties in connection with an asset acquisition, or when costs are incurred (up to the point of regulatory approval) for upfront or milestone payments to third parties associated with in-process research and development. The increase in Acquired in-process research and development charges in 2022 was primarily driven by the incurrence, during the second quarter of 2022, of expenses related to upfront payments associated with the 2022 Nevakar Agreement and the TLC Agreement of $35.0 million and $30.0 million, respectively, which are further described in Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report. This increase was partially offset by the incurrence, during 2021, of approximately $25.1 million of expenses, which primarily related to upfront payments associated with various license agreements. To the extent we enter into agreements to acquire in-process research and development in the future and/or incur expenses related to upfront or milestone payments to third parties associated with existing or potential future agreements, Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net are changes to our accruals for litigation-related charges. Our material legal proceedings and other contingent matters are described in more detail in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Notwithstanding any relief that may be available as a result of our bankruptcy proceedings, it is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. For further discussion, refer to Note 1. Description of Business, Note 2. Bankruptcy Proceedings and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.

Asset impairment charges. The following table presents the components of our total Asset impairment charges for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Goodwill impairment charges	$1,845,000	$363,000
Other intangible asset impairment charges	288,701	7,811
Property, plant and equipment impairment charges	9,045	2,011
Disposal group impairment charges	—	42,155
Total asset impairment charges	$2,142,746	$414,977
For additional information, refer to Note 4. Discontinued Operations and Asset Sales, Note 5. Restructuring, Note 7. Fair Value Measurements, Note 9. Leases, Note 10. Property, Plant and Equipment and Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
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
Interest expense, net. The components of Interest expense, net for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Interest expense	$350,740	$562,937
Interest income	(964)	(584)
Interest expense, net	$349,776	$562,353
The decrease in interest expense in 2022 was primarily attributable to the fact that we ceased the recognition of interest expense related to our indebtedness beginning on the Petition Date as a result of the Chapter 11 Cases. Additionally, when compared to the prior year period, there have been decreases to interest expense resulting from reductions in the aggregate principal amount of our indebtedness, which were primarily attributable to the partial repayment of the Revolving Credit Facility in October 2021, the January 2022 Senior Notes Repayments and certain quarterly payments made on the Term Loan Facility. These decreases in interest expense were partially offset by increases in the weighted average interest rate applicable to our total indebtedness through the Petition Date. Beginning during the third quarter of 2022, we also became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which are currently being accounted for as a reduction of the carrying amount of the related debt instruments. Some or all of the adequate protection payments may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in increases in interest expense in future periods that may be material. Refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.
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

Reorganization items, net. Amounts relate to the net expense or income recognized during our bankruptcy proceedings required to be presented as Reorganization items, net under Accounting Standards Codification Topic 852, Reorganizations (ASC 852). Refer to Note 2. Bankruptcy Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further details. Costs related to our bankruptcy proceedings that were incurred prior to the Petition Date are generally reflected as Selling, general and administrative expenses in our Consolidated Statements of Operations. We expect to continue to incur significant expenses in connection with our ongoing bankruptcy proceedings and certain related transactions and it is possible that such costs will increase over time, particularly if we incur certain associated success-related and/or other contingent fees, which could be significant. In addition, the longer the Chapter 11 Cases continue, the higher our expenses for these matters could be.
Other income, net. The components of Other income, net for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Net gain on sale of business and other assets	$(26,183)	$(4,516)
Foreign currency (gain) loss, net	(2,087)	1,253
Net loss from our investments in the equity of other companies	378	453
Other miscellaneous, net	(6,162)	(16,964)
Other income, net	$(34,054)	$(19,774)
For additional information on the components of Other income, net, refer to Note 20. Other Income, Net in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Income tax expense (benefit). The following table displays our Loss from continuing operations before income tax, Income tax expense and Effective tax rate for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Loss from continuing operations before income tax	$(2,888,102)	$(546,603)
Income tax expense	$21,516	$22,478
Effective tax rate	(0.7)%	(4.1)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in income tax expense in 2022 compared to the 2021 income tax expense primarily relates to an increase in accrued interest on uncertain tax positions and changes in the geographic mix of pre-tax earnings. For additional discussion of the effective tax rate, see Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
As previously disclosed, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed with the SEC on August 9, 2022 (the Second-Quarter 2022 Form 10-Q). The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of December 31, 2022. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
Additionally, as further discussed in Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report, the IRS has filed multiple proofs of claim against several of the Debtors in connection with our ongoing bankruptcy proceedings.
For additional information on our income taxes, see Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Litigation-related and other contingencies, net	$—	$25,000
Loss from discontinued operations before income taxes	$(15,543)	$(49,594)
Income tax benefit	$(2,056)	$(5,430)
Discontinued operations, net of tax	$(13,487)	$(44,164)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts in 2022 and 2021 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the years ended December 31, 2022 and 2021 (dollars in thousands):

			% Change
	2022	2021	2022 vs. 2021
Branded Pharmaceuticals	$851,142	$893,617	(5)%
Sterile Injectables	589,633	1,266,097	(53)%
Generic Pharmaceuticals	795,457	740,586	7%
International Pharmaceuticals (1)	82,643	92,906	(11)%
Total net revenues from external customers	$2,318,875	$2,993,206	(23)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the years ended December 31, 2022 and 2021 (dollars in thousands):

			% Change
	2022	2021	2022 vs. 2021
Specialty Products:
XIAFLEX®	$438,680	$432,344	1%
SUPPRELIN® LA	113,011	114,374	(1)%
Other Specialty (1)	70,009	86,432	(19)%
Total Specialty Products	$621,700	$633,150	(2)%
Established Products:
PERCOCET®	$103,943	$103,788	—%
TESTOPEL®	38,727	43,636	(11)%
Other Established (2)	86,772	113,043	(23)%
Total Established Products	$229,442	$260,467	(12)%
Total Branded Pharmaceuticals (3)	$851,142	$893,617	(5)%
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
Specialty Products
Certain of our products that are physician administered, including XIAFLEX®, generally experienced decreased sales volumes during the COVID-19 pandemic due to reduced physician office activity and patient office visits because of the COVID-19 pandemic. While these products have generally been recovering since early 2020, they have at times continued to be impacted by COVID-19-related and, more recently, other market conditions for specialty product office-based procedures, including medical and administrative staff shortages in physicians’ offices, reduced physician office activity and lower numbers of in-person patient office visits. The pandemic and other market conditions also created a high backlog of demand for non-elective urology procedures, which has in certain cases reduced the utilization of XIAFLEX® by healthcare providers. Additionally, we believe that concerns by healthcare providers regarding economic uncertainty have impacted purchasing patterns of XIAFLEX®. Changes in market conditions and certain other factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The increase in XIAFLEX® revenues in 2022 was primarily attributable to increased net price, partially offset by lower volumes. The decrease in volumes was primarily driven by continued challenging market conditions as further described above and the ongoing impact from a disruption experienced by our third-party specialty pharmacy provider during the third quarter of 2022. While we have since seen some recovery in volumes related to this disruption, volumes have not yet returned to pre-disruption levels.
The decrease in SUPPRELIN® LA revenues in 2022 was primarily attributable to decreased volumes, partially offset by increased net price.
The decrease in Other Specialty revenues in 2022 was primarily attributable to decreased NASCOBAL® Nasal Spray revenues, partially offset by increased AVEED® revenues.
Established Products
The decrease in TESTOPEL® revenues in 2022 was primarily attributable to decreased volumes.
The decrease in Other Established revenues in 2022 was primarily attributable to ongoing competitive pressures impacting this product portfolio and certain other factors.
Our Established Products portfolio is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the years ended December 31, 2022 and 2021 (dollars in thousands):

			% Change
	2022	2021	2022 vs. 2021
VASOSTRICT®	$253,696	$901,735	(72)%
ADRENALIN®	114,304	124,630	(8)%
Other Sterile Injectables (1)	221,633	239,732	(8)%
Total Sterile Injectables (2)	$589,633	$1,266,097	(53)%
__________
(1)Products included within Other Sterile Injectables include APLISOL®, ertapenem for injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the year ended December 31, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
The decrease in VASOSTRICT® revenues in 2022 was primarily driven by decreases to both net price and volumes, which were primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. In February 2022, we launched VASOSTRICT® in an RTU bottle, representing the first and only RTU formulation of the drug. The bottle formulation now represents a meaningful portion of the overall vasopressin market. Nevertheless, the factors described above could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report under the heading “Patent Matters.”
The decrease in ADRENALIN® revenues in 2022 was primarily attributable to decreased net price and volumes.
The decrease in Other Sterile Injectables revenues in 2022 was primarily attributable to decreased price, partially offset by increased volumes.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The increase in Generic Pharmaceuticals revenues in 2022 was primarily attributable to revenues from varenicline tablets (our generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, partially offset by competitive pressures on certain generic products.
During the first quarter of 2023, a competitor launched an alternative generic version of varenicline tablets. This launch began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023, resulting in a decline in revenue for our Generic Pharmaceuticals segment. The effects of competition are likely to increase in future periods. Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
International Pharmaceuticals. The decrease in International Pharmaceuticals revenues in 2022 was primarily attributable to competitive pressures and the expiration of a product agreement. This segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the years ended December 31, 2022 and 2021 (dollars in thousands):

			% Change
	2022	2021	2022 vs. 2021
Branded Pharmaceuticals	$366,554	$384,186	(5)%
Sterile Injectables	$349,424	$998,453	(65)%
Generic Pharmaceuticals	$336,133	$160,046	NM
International Pharmaceuticals	$19,920	$30,325	(34)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Branded Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax in 2022 was primarily attributable to the gross margin effects of the decreased segment revenues further described above, as well as increased costs associated with our investment in consumer marketing efforts supporting XIAFLEX® and certain legal matters, partially offset by decreased costs associated with our commercial investment in QWO®.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax in 2022 was primarily attributable to the gross margin effects of the decreased segment revenues further described above.
Generic Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax in 2022 was primarily attributable to the gross margin effects of the increased segment revenues further described above, as well as the favorable changes in product mix, which primarily related to varenicline tablets.
International Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax in 2022 was primarily attributable to the gross margin effects of the decreased segment revenues further described above.
LIQUIDITY AND CAPITAL RESOURCES
On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1. Description of Business, Note 2. Bankruptcy Proceedings and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.
Our principal source of liquidity is cash generated from operations. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $1,018.9 million at December 31, 2022 compared to $1,507.2 million at December 31, 2021. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes, litigation-related and other contingent liabilities, debt service payments (including adequate protection payments on our First Lien Debt Instruments (as defined below)) and other amounts related to our bankruptcy proceedings.
Our business is exposed to a variety of material risks as further described herein. For example, we may face decreased revenues as a result of COVID-19 and, to the extent COVID-19 has resulted in any increase to our Cash and cash equivalents, including as a result of any increase in revenues, such increase could be temporary. We may face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities (including potential costs related to settlements and judgments, as well as legal defense costs), our ongoing bankruptcy proceedings and the implementation of our COVID-19 related policies and procedures. On a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Additionally, as further discussed in Note 1. Description of Business in the Consolidated Financial Statements included in Part IV, Item 15 of this report, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.

To the extent we are required or choose to seek third-party financing in the future, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.
Refer to Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report for a discussion of our indefinite reinvestment assertion relating to undistributed earnings of certain of our subsidiaries.
Indebtedness. The Company and certain of its subsidiaries are party to the Credit Agreement (as defined below) governing the Credit Facilities (as defined below) and the indentures governing our various senior secured and senior unsecured notes. Refer to Note 2. Bankruptcy Proceedings and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information about our indebtedness, including information about amounts currently outstanding, maturities, interest rates, security, priority, certain recent debt financing transactions and the effects of bankruptcy-related proceedings and the corresponding event of default.
Working capital. The components of our working capital and our liquidity at December 31, 2022 and December 31, 2021 are below (dollars in thousands):

	December 31, 2022	December 31, 2021
Total current assets	$2,076,768	$2,714,586
Less: total current liabilities	689,627	1,629,962
Working capital	$1,387,141	$1,084,624
Current ratio (total current assets divided by total current liabilities)	3.0:1	1.7:1
Net working capital increased by $302.5 million from December 31, 2021 to December 31, 2022. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. These benefits were partially offset by, among other things, the following current period activity: (i) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Agreement, of $81.1 million; (ii) Acquired in-process research and development charges of $68.7 million; and (iii) certain expenses incurred in connection with our bankruptcy proceedings and certain restructuring and other cost reduction initiatives.
Our bankruptcy proceedings have also resulted in adjustments to the classification of certain assets and liabilities in our Consolidated Balance Sheets during 2022, which have resulted in significant changes to our working capital. For example, many liabilities previously included in current liabilities have been reclassified as Liabilities subject to compromise and are therefore no longer part of our working capital. The classification of our assets and liabilities in our Consolidated Balance Sheets may continue to change significantly during bankruptcy proceedings, which could result in material changes to our working capital in future periods. Refer to Note 2. Bankruptcy Proceedings and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net cash flow provided by (used in):
Operating activities	$269,193	$411,050
Investing activities	(133,147)	(59,544)
Financing activities	(513,873)	(105,481)
Effect of foreign exchange rate	(4,242)	285
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(382,069)	$246,310
Operating activities. Net cash provided by operating activities represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, MCOs, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, reorganization items, income taxes and certain other items.

The $141.9 million decrease in Net cash provided by operating activities in 2022 compared to the prior year period was primarily due to reduced VASOSTRICT® revenues, partially offset by decreased payments to settle a variety of liabilities resulting from payment delays and/or other reductions related to our contingency planning and bankruptcy proceedings. Additionally, as further discussed in Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of this report, we are not currently making interest payments (which have historically been reflected as operating cash flows) on most of our debt instruments; we have instead begun making certain adequate protection payments related to our First Lien Debt Instruments, which are currently being reflected as financing cash flows.
It is possible that our operating cash flows could decline in the future as a result of, among other things, reductions to revenues and payments in future periods related to liabilities for which payment has been delayed as part of our contingency planning and bankruptcy proceedings. Additionally, it is possible that some or all of the adequate protection payments described above may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result adequate protection payments being reflected as operating cash flows in future periods, which could in turn lead to decreases to our operating cash flows that may be material.
Investing activities. The $73.6 million increase in Net cash used in investing activities in 2022 compared to the prior year period was primarily attributable to: (i) an increase in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $85.3 million and (ii) an increase in Capital expenditures, excluding capitalized interest of $21.8 million. The changes were partially offset by: (i) an increase in Proceeds from the U.S. Government Agreement of $18.6 million and (ii) an increase in Proceeds from sale of business and other assets, net of $11.1 million.
Financing activities. During 2022, Net cash used in financing activities primarily related to: (i) Adequate protection payments of $313.1 million; (ii) Repayments of notes of $180.3 million; and (iii) Repayments of term loans of $10.0 million.
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
Manufacturing, supply and other service agreements. We contract with various third-party manufacturers, suppliers and service providers to supply our products, or materials used in the manufacturing of our products, and to provide additional services such as packaging, processing, labeling, warehousing, distribution and customer service support. Any interruption to the goods or services provided for by these and similar contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.
License, collaboration and asset acquisition agreements. We could become obligated to make certain contingent payments pursuant to our license, collaboration and asset acquisition agreements. Except for upfront payments, payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain whether and when certain of these milestones will be achieved, they have not been recorded in our Consolidated Balance Sheets. In addition, we may be required to make sales-based royalty or similar payments under certain arrangements.
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
Cash Requirements for Contractual and Other Obligations. As of December 31, 2022, we have various contractual and other obligations that we expect will require the use of cash in both the short-term and long-term. These include, without limitation, the following: (i) payments related to our debt, including principal and interest and/or adequate protection payments; (ii) lease payments; (iii) obligations related to license and collaboration agreements; (iv) commitments for capital expenditures; (v) other purchase obligations, which represent enforceable and legally binding obligations for purchases of goods and services, including minimum inventory contracts, that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and timing; and (vi) contractual payments for certain legal liability settlements.

Refer to Note 9. Leases, Note 12. License, Collaboration and Asset Acquisition Agreements, Note 15. Debt and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information about these obligations including, to the extent material, quantitative information about the related cash requirements.
Information about our unrecognized income tax positions is included in Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Due to the nature and timing of the ultimate outcome of these unrecognized income tax positions, we cannot make a reliable estimate of the amount and period of related future payments, if any.
The Chapter 11 Cases have affected and are likely to continue to affect certain of the obligations described above, as further discussed herein. As the Chapter 11 Cases progress, certain of our contractual arrangements could be amended or rejected, which could result in changes to our cash requirements for such obligations.
Additionally, we have made significant cash payments to date as a direct result of our ongoing bankruptcy proceedings, including payments for related professional fees. We expect to continue to incur significant expenditures in the future as a result of our bankruptcy proceedings and certain related transactions. It is possible that our expenditures will increase over time, particularly if we incur certain associated success-related and/or other contingent fees, which could be significant. In addition, the longer the Chapter 11 Cases continue, the higher our expenditures for these matters could be.
For additional discussion of our bankruptcy proceedings, refer to Note 2. Bankruptcy Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
Inflation. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and manufacturing disruptions, whether due to the evolving effects of the COVID-19 pandemic or otherwise, continue to make it more difficult and costly for us to obtain raw materials, supplies or services from third parties, to manufacture our own products and to pursue clinical development activities. Economic or political instability or disruptions, such as the conflict in Ukraine, could negatively affect our supply chain or increase our costs. While we do not believe that inflation had a material adverse effect on our financial statements for the periods presented, if these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Off-balance sheet arrangements. We have no off-balance sheet arrangements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. Borrowings under the Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At December 31, 2022 and December 31, 2021, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $22.5 million and $22.6 million, respectively, of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of December 31, 2022 and December 31, 2021, we had no other assets or liabilities with significant interest rate sensitivity.
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

The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other income, net in the Consolidated Statements of Operations. Refer to Note 20. Other Income, Net in the Consolidated Financial Statements included in Part IV, Item 15 of this report for the amounts of Foreign currency (gain) loss, net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at December 31, 2022 and December 31, 2021. A 10% change at December 31, 2022 and December 31, 2021 would have resulted in approximately $11 million in incremental foreign currency losses on such dates.
Item 8.        Financial Statements and Supplementary Data
The information required by this item is contained in the financial statements set forth in Item 15. under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required under this item will be provided in an amendment filed on Form 10-K/A.
Item 11.        Executive Compensation
The information required under this item will be provided in an amendment filed on Form 10-K/A.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be provided in an amendment filed on Form 10-K/A.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be provided in an amendment filed on Form 10-K/A.
Item 14.        Principal Accountant Fees and Services
The information required under this item will be provided in an amendment filed on Form 10-K/A.

PART IV
Item 15.     Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.    The Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Other (1)	Balance at End of Period
Valuation Allowance For Deferred Tax Assets:
Year Ended December 31, 2020	$9,828,959	$150,500	$(316,474)	$5,571	$9,668,556
Year Ended December 31, 2021	$9,668,556	$504,499	$(9)	$(3,752)	$10,169,294
Year Ended December 31, 2022	$10,169,294	$273,538	$(46)	$(6,367)	$10,436,419
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
4.2.1
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
4.2.2
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
4.3
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
4.4.1
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
4.5.1
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
		001-36326	Current Report on Form 8-K	June 16, 2020
10.9*	Supply Agreement, dated June 26, 2008, between Auxilium and Hollister-Stier Laboratories LLC	000-50855	Quarterly Report on Form 10-Q	August 8, 2008
10.10	Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Current Report on Form 8-K	June 11, 2020
10.11	Form of Stock Option Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	November 8, 2018
10.12	Form of Stock Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2021
10.13	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2021
10.14	Form of Long-Term Cash Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2021
10.15	Form of Long-Term Cash Incentive Award Agreement under the Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	August 8, 2018
10.16	Form of Indemnification Agreement with Endo Health Solutions Inc.	001-36326	Annual Report on Form 10-K	February 29, 2016
10.17	Form of Indemnification Agreement with Endo International plc	001-36326	Quarterly Report on Form 10-Q	May 6, 2016
10.18	Executive Employment Agreement between Endo Health Solutions Inc. and Blaise Coleman, dated February 19, 2020 and effective March 6, 2020	001-36326	Annual Report on Form 10-K	February 26, 2020
10.19	Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	001-36326	Quarterly Report on Form 10-Q	May 7, 2020
10.20	Executive Employment Agreement between Endo Health Solutions Inc. and Mark T. Bradley, dated February 19, 2020 and effective March 6, 2020	001-36326	Annual Report on Form 10-K	February 26, 2020

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.21	Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	001-36326	Quarterly Report on Form 10-Q	November 6, 2020
10.22	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Blaise Coleman, effective March 6, 2020	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.23	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.24	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Mark T. Bradley, effective March 6, 2020	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.25	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.26	Retention Agreement between Endo and Blaise Coleman, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.27	Retention Agreement between Endo and Mark T. Bradley, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.28	Retention Agreement between Endo and Matthew J. Maletta, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.29	Retention Agreement between Endo and Patrick Barry, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.30	Retention Agreement between Endo and Blaise Coleman, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.31	Retention Agreement between Endo and Mark T. Bradley, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.32	Retention Agreement between Endo and Matthew J. Maletta, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.33	Retention Agreement between Endo and Patrick Barry, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.34	Restructuring Support Agreement, dated August 16, 2022, by and among the Debtors and the members of the Ad Hoc First Lien Group	001-36326	Current Report on Form 8-K	August 17, 2022
21.1	Subsidiaries of the Registrant	Not applicable; filed herewith
24.1	Power of Attorney	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

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
(Principal Executive Officer)
Date: March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ BLAISE COLEMAN	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2023
Blaise Coleman

	/S/ MARK T. BRADLEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 6, 2023
Mark T. Bradley

	/S/ FRANK B. RACITI	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	March 6, 2023
Frank B. Raciti

	*	Chairman and Director	March 6, 2023
Mark G. Barberio

	*	Director	March 6, 2023
Jennifer M. Chao

	*	Director	March 6, 2023
Shane M. Cooke

	*	Director	March 6, 2023
Nancy J. Hutson, Ph.D.

	*	Director	March 6, 2023
Michael Hyatt

	*	Director	March 6, 2023
William P. Montague

	*	Director	March 6, 2023
M. Christine Smith, Ph.D.

*By:	/S/ MATTHEW J. MALETTA	Attorney-in-fact pursuant to a Power of Attorney filed with this Report as Exhibit 24.1	March 6, 2023
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
Endo International plc’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
Endo International plc’s independent registered public accounting firm has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This report appears on page F-3.

/S/ BLAISE COLEMAN
Blaise Coleman
President and Chief Executive Officer (Principal Executive Officer)

/S/ MARK T. BRADLEY
Mark T. Bradley
Executive Vice President, Chief Financial Officer (Principal Financial Officer)
March 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Endo International plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Endo International plc (Debtor-in-Possession) and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company, together with certain of its direct and indirect subsidiaries, filed voluntary petitions for relief under the Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also discussed below as a critical audit matter.
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
Sales Deduction Reserves
As described in Note 3 to the consolidated financial statements, the amount of revenue recognized by the Company is equal to the fixed amount of the transaction price, adjusted for management’s estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSA and other fees for services, returns and allowances, which management collectively refer to as sales deductions. As of December 31, 2022, reserves for sales deductions totaled $600.2 million. These amounts relate primarily to management’s estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. Management estimates the reserves for sales deductions based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with direct and indirect customers and other competitive factors.
The principal considerations for our determination that performing procedures relating to reserves for sales deductions is a critical audit matter are the significant judgment by management in developing these reserves, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reserves, as the reserves are based on direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels and current contract sales terms with direct and indirect customers.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to sales deductions, including the Company’s controls over the assumptions used to estimate the corresponding reserves for sales deductions. These procedures also included, among others, (i) developing an independent estimate of the reserves for sales deductions utilizing direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels and current contract sales terms with direct and indirect customers, (ii) comparing the independent estimates to the sales deduction reserves recorded by management, (iii) evaluating management’s estimates in previous years by comparing historical reserves to rebate payments and credits processed in subsequent periods, and (iv) testing actual payments made and amounts credited to both direct and indirect customers to evaluate whether the payments and credits were made in accordance with the contractual and mandated terms of the Company’s rebate programs and returns policy.

Goodwill Impairment Assessments - Sterile Injectables Reporting Unit
As described in Notes 3 and 11 to the consolidated financial statements, the Company’s goodwill balance for the Sterile Injectables reporting unit was $523.2 million as of December 31, 2022. An impairment assessment is conducted as of October 1, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Management performs the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow models are dependent upon management’s estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rate and the probability of achieving the estimated cash flows and (ii) future economic conditions. As a result of impairment tests performed during the second and third quarters, the Company recognized goodwill impairment charges of $1,845.0 million during the year ended December 31, 2022.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Sterile Injectables reporting unit is a critical audit matter are the significant judgment by management when developing the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s cash flows and significant assumptions related to future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows and future economic conditions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the identification of triggering events and valuation of the Sterile Injectables reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate of the Sterile Injectables reporting unit. Testing management’s process included evaluating the appropriateness of the discounted cash flow models related to cash flow projections, testing the completeness and accuracy of underlying data used in the models, evaluating the reasonableness of the significant assumptions used by management related to future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows and future economic conditions, and testing the assignment of assets and liabilities to the Sterile Injectables reporting unit. Evaluating management’s assumptions related to future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows and future economic conditions involved evaluating whether the assumptions used were reasonable considering (i) historical performance of the reporting unit, (ii) industry and economic forecasts and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow models and evaluating the reasonableness of the discount rates.
Bankruptcy Proceedings
As described above and in Notes 2 and 16 to the consolidated financial statements, the Company initiated bankruptcy proceedings during the third quarter of 2022. As disclosed by management, on August 16, 2022, Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the Bankruptcy Code). As a result of the bankruptcy proceedings, management has applied generally accepted accounting principles applicable to reorganizations in preparing the consolidated financial statements. These accounting principles require that, for periods including and after the filing of a chapter 11 petition, the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. For periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process in the amount of $9,168.8 million have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2022. Additionally, certain expenses, gains and losses resulting from and recognized during the bankruptcy proceedings in the amount of $203.0 million are recorded in reorganization items, net in the consolidated statements of operations for the year ended December 31, 2022. In connection with the Restructuring Support Agreement the Company entered into on August 16, 2022, among other things, one or more entities formed in a manner acceptable to an ad hoc group of certain creditors (the Purchaser) will serve as stalking horse bidder as the Company seeks to sell all or substantially all of its assets in a sale pursuant to section 363 of the Bankruptcy Code. The Purchaser’s bid, along with certain resolutions reached in principle announced by the Debtors on March 3, 2023, provides for the establishment by the Purchaser of voluntary opioid trusts for the benefit of certain public, tribal and private opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. The trusts would distribute up to a total of $584 million to eligible claimants that opt into the trust agreements by specified participation deadlines. Although the proposed voluntary opioid trusts would be funded by the Purchaser, and not by the Company or any of its subsidiaries, management believes the proposed funding amount represents the best estimate of liability relating to the contingencies associated with various opioid claims against the Company and its subsidiaries. As a result, approximately $453 million in charges were recorded during the year ended December 31, 2022 to adjust the Company’s aggregate opioid liability accrual to approximately $584 million as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to the bankruptcy proceedings is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to the accounting and disclosures related to the bankruptcy proceedings and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s accounting for and disclosure of the bankruptcy proceedings. These procedures also included among others, (i) reading the restructuring support agreement and evaluating the reasonableness of management’s assessment of the probable loss in relation to the opioid litigation matters, (ii) testing, for a sample of transactions, the completeness and accuracy of the classification of transactions as liabilities subject to compromise or reorganization items, net, (iii) obtaining and evaluating letters of audit inquiry with internal and external legal counsel related to opioid litigation and the bankruptcy proceedings and (iv) evaluating, on a sample basis, management’s accounting for claims submitted to the bankruptcy court. Professionals with specialized skill and knowledge were used to assist in evaluating the completeness and accuracy of amounts classified as liabilities subject to compromise and reorganization items, net. These procedures also included evaluating the accuracy of the Company’s disclosures with respect to the bankruptcy proceedings.

/s/	PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 6, 2023

We have served as the Company’s auditor since 2014.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021
(Dollars in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,018,883	$1,507,196
Restricted cash and cash equivalents	145,358	124,114
Accounts receivable, net	493,988	592,019
Inventories, net	274,499	283,552
Prepaid expenses and other current assets	136,923	200,484
Income taxes receivable	7,117	7,221
Total current assets	$2,076,768	$2,714,586
PROPERTY, PLANT AND EQUIPMENT, NET	438,314	396,712
OPERATING LEASE ASSETS	28,070	34,832
GOODWILL	1,352,011	3,197,011
OTHER INTANGIBLES, NET	1,732,935	2,362,823
DEFERRED INCOME TAXES	—	1,138
OTHER ASSETS	129,839	60,313
TOTAL ASSETS	$5,757,937	$8,767,415
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$687,183	$836,898
Current portion of legal settlement accrual	—	580,994
Current portion of operating lease liabilities	903	10,992
Current portion of long-term debt	—	200,342
Income taxes payable	1,541	736
Total current liabilities	$689,627	$1,629,962
DEFERRED INCOME TAXES	13,825	21,628
LONG-TERM DEBT, LESS CURRENT PORTION, NET	—	8,048,980
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	5,129	33,727
OTHER LIABILITIES	42,746	277,104
LIABILITIES SUBJECT TO COMPROMISE	9,168,782	—
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both December 31, 2022 and December 31, 2021	43	45
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,208,039 and 233,690,816 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	24	23
Additional paid-in capital	8,969,322	8,953,906
Accumulated deficit	(12,904,620)	(9,981,515)
Accumulated other comprehensive loss	(226,941)	(216,445)
Total shareholders’ deficit	$(4,162,172)	$(1,243,986)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,757,937	$8,767,415
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Dollars and shares in thousands, except per share data)

	2022	2021	2020
TOTAL REVENUES, NET	$2,318,875	$2,993,206	$2,903,074
COSTS AND EXPENSES:
Cost of revenues	1,092,499	1,221,064	1,442,511
Selling, general and administrative	777,169	861,760	698,506
Research and development	128,033	123,440	125,573
Acquired in-process research and development	68,700	25,120	33,329
Litigation-related and other contingencies, net	478,722	345,495	(19,049)
Asset impairment charges	2,142,746	414,977	120,344
Acquisition-related and integration items, net	408	(8,379)	16,549
Interest expense, net	349,776	562,353	532,939
Loss on extinguishment of debt	—	13,753	—
Reorganization items, net	202,978	—	—
Other income, net	(34,054)	(19,774)	(21,110)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(2,888,102)	$(546,603)	$(26,518)
INCOME TAX EXPENSE (BENEFIT)	21,516	22,478	(273,982)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(2,909,618)	$(569,081)	$247,464
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 4)	(13,487)	(44,164)	(63,520)
NET (LOSS) INCOME	$(2,923,105)	$(613,245)	$183,944
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(12.39)	$(2.44)	$1.08
Discontinued operations	(0.06)	(0.19)	(0.28)
Basic	$(12.45)	$(2.63)	$0.80
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(12.39)	$(2.44)	$1.06
Discontinued operations	(0.06)	(0.19)	(0.27)
Diluted	$(12.45)	$(2.63)	$0.79
WEIGHTED AVERAGE SHARES:
Basic	234,840	232,785	229,314
Diluted	234,840	232,785	233,653
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Dollars in thousands)

	2022	2021	2020
NET (LOSS) INCOME	$(2,923,105)	$(613,245)	$183,944
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(10,496)	$1,308	$1,337
Total other comprehensive (loss) income	$(10,496)	$1,308	$1,337
COMPREHENSIVE (LOSS) INCOME	$(2,933,601)	$(611,937)	$185,281
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Dollars in thousands, except share data)

	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2019	226,802,609	$23	4,000,000	$45	$8,904,692	$(9,552,214)	$(219,090)	$(866,544)
Net income	—	—	—	—	—	183,944	—	183,944
Other comprehensive income	—	—	—	—	—	—	1,337	1,337
Compensation related to share-based awards	—	—	—	—	41,357	—	—	41,357
Ordinary shares issued	3,513,159	—	—	—	—	—	—	—
Tax withholding for restricted shares	—	—	—	—	(8,036)	—	—	(8,036)
Other	—	—	—	4	(1)	—	—	3
BALANCE, DECEMBER 31, 2020	230,315,768	$23	4,000,000	$49	$8,938,012	$(9,368,270)	$(217,753)	$(647,939)
Net loss	—	—	—	—	—	(613,245)	—	(613,245)
Other comprehensive income	—	—	—	—	—	—	1,308	1,308
Compensation related to share-based awards	—	—	—	—	30,046	—	—	30,046
Exercise of options	82,331	—	—	—	622	—	—	622
Ordinary shares issued	3,292,717	—	—	—	—	—	—	—
Tax withholding for restricted shares	—	—	—	—	(14,774)	—	—	(14,774)
Other	—	—	—	(4)	—	—	—	(4)
BALANCE, DECEMBER 31, 2021	233,690,816	$23	4,000,000	$45	$8,953,906	$(9,981,515)	$(216,445)	$(1,243,986)
Net loss	—	—	—	—	—	(2,923,105)	—	(2,923,105)
Other comprehensive loss	—	—	—	—	—	—	(10,496)	(10,496)
Compensation related to share-based awards	—	—	—	—	17,314	—	—	17,314
Ordinary shares issued	1,517,223	1	—	—	(1)	—	—	—
Tax withholding for restricted shares	—	—	—	—	(1,898)	—	—	(1,898)
Other	—	—	—	(2)	1	—	—	(1)
BALANCE, DECEMBER 31, 2022	235,208,039	$24	4,000,000	$43	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Dollars in thousands)

	2022	2021	2020
OPERATING ACTIVITIES:
Net (loss) income	$(2,923,105)	$(613,245)	$183,944
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation and amortization	391,629	457,098	518,807
Share-based compensation	17,314	30,046	41,357
Amortization of debt issuance costs and discount	9,406	14,437	15,606
Deferred income taxes	(7,303)	(3,157)	(163,558)
Change in fair value of contingent consideration	408	(8,793)	16,353
Loss (gain) on extinguishment of debt	—	13,753	—
Acquired in-process research and development charges	68,700	25,120	33,329
Asset impairment charges	2,142,746	414,977	120,344
Non-cash reorganization items, net	89,197	—	—
Gain on sale of business and other assets	(26,183)	(4,516)	(16,353)
Other	2,776	—	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	105,912	(82,052)	(45,792)
Inventories	(4,359)	48,978	(8,031)
Prepaid and other assets	80,350	(34,002)	(27,421)
Accounts payable, accrued expenses and other liabilities	321,055	84,391	(171,366)
Income taxes payable/receivable, net	650	68,015	(95,100)
Net cash provided by operating activities	$269,193	$411,050	$402,119
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(99,722)	(77,929)	(69,971)
Capitalized interest payments	(3,140)	(2,721)	(2,892)
Proceeds from the U.S. Government Agreement	18,635	—	—
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(90,320)	(5,000)	(654,231)
Proceeds from sales and maturities of investments	—	—	92,763
Product acquisition costs and license fees	—	(4,177)	(2,000)
Proceeds from sale of business and other assets, net	41,400	30,283	6,737
Net cash used in investing activities	$(133,147)	$(59,544)	$(629,594)

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Dollars in thousands)

	2022	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	1,279,978	—
Proceeds from issuance of term loans, net	—	1,980,000	—
Repayments of notes	(180,342)	—	(57,649)
Repayments of term loans	(10,000)	(3,310,475)	(34,150)
Repayments of revolving debt	—	(22,800)	—
Adequate protection payments	(313,109)	—	—
Repayments of other indebtedness	(6,062)	(5,448)	(4,884)
Payments for debt issuance and extinguishment costs	—	(8,574)	—
Payments for contingent consideration	(2,462)	(4,010)	(3,848)
Payments of tax withholding for restricted shares	(1,898)	(14,774)	(8,036)
Proceeds from exercise of options	—	622	—
Net cash used in financing activities	$(513,873)	$(105,481)	$(108,567)
Effect of foreign exchange rate	(4,242)	285	654
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(382,069)	$246,310	$(335,388)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,631,310	1,385,000	1,720,388
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,249,241	$1,631,310	$1,385,000
SUPPLEMENTAL INFORMATION:
Cash paid for interest, excluding capitalized interest and adequate protection payments	$289,664	$538,424	$534,529
Cash paid for income taxes, gross	$14,101	$10,019	$11,669
Cash refunds from income taxes, gross	$3,092	$57,801	$31,897
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions, including in-process research and development, accrued in the period but not yet paid	$—	$20,120	$—
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
NOTE 1. DESCRIPTION OF BUSINESS
Background and Basis of Presentation
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries. The accompanying Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. GAAP.
Going Concern
As further discussed herein, thousands of governmental and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims, most of which we have not been able to settle. As a result of the possibility or occurrence of an unfavorable outcome with respect to these proceedings, other legal proceedings and certain other risks and uncertainties, we have been exploring a wide array of potential actions as part of our contingency planning and, as further described in the Second-Quarter 2022 Form 10-Q, we previously concluded that the related conditions and events gave rise to substantial doubt about our ability to continue as a going concern.
Subsequent to the filing of the Second-Quarter 2022 Form 10-Q, on the August 16, 2022 Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 2. Bankruptcy Proceedings and Note 15. Debt for additional information. As a result of these conditions and events, management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these Consolidated Financial Statements. The accompanying Consolidated Financial Statements have been prepared under the going concern basis of accounting as required by U.S. GAAP and do not include any adjustments that might be necessary should we be unable to continue as a going concern.
NOTE 2. BANKRUPTCY PROCEEDINGS
Chapter 11 Filing
As noted above, on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. The Debtors have received approval from the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to jointly administer their chapter 11 cases (the Chapter 11 Cases) for administrative purposes only pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure under the caption In re Endo International plc, et al. Certain entities consolidated by Endo International plc and included in these Consolidated Financial Statements are not party to the Chapter 11 Cases. These entities are collectively referred to herein as the Non-Debtor Affiliates.
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
Events of Default
The August 16, 2022 bankruptcy filings by the Debtors constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 15. Debt for additional information.
Restructuring Support Agreement
On August 16, 2022, we entered into a Restructuring Support Agreement (the RSA) with an ad hoc group (the Ad Hoc First Lien Group) of certain creditors holding in excess of 50% of the aggregate outstanding principal amount of Secured Debt (as defined in that certain collateral trust agreement, dated as of April 27, 2017, among Endo International plc, certain subsidiaries of Endo International plc, the other grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement, and Wells Fargo Bank, National Association, as indenture trustee, and Wilmington Trust, National Association, as collateral trustee (the Collateral Trust Agreement)), pursuant to which, among other things, one or more entities formed in a manner acceptable to the Ad Hoc First Lien Group (the Stalking Horse Bidder or the Purchaser) will serve as stalking horse bidder as we seek to sell all or substantially all of our assets in a sale pursuant to section 363 of the Bankruptcy Code (the Sale).
As described in the RSA, the Stalking Horse Bidder’s bid (the Stalking Horse Bid), which is subject to higher or otherwise better bids from other parties, includes an offer to purchase substantially all of our assets for an aggregate purchase price including: (i) a credit bid in full satisfaction of the Prepetition First Lien Indebtedness (as defined in the RSA); (ii) $5 million in cash on account of certain unencumbered assets; (iii) $122 million to wind-down our operations following the Sale closing date (the Wind-Down Amount); (iv) pre-closing professional fees; and (v) the assumption of certain liabilities. As part of the Stalking Horse Bid, the Stalking Horse Bidder will also make offers of employment to all of our active employees. Pursuant to the RSA, the definitive purchase and sale agreement with respect to the Stalking Horse Bid will include customary representations and warranties and customary covenants by the parties thereto. On November 23, 2022, we filed: (i) a motion seeking Bankruptcy Court approval of bidding procedures in connection with the Sale and (ii) a motion seeking to set deadlines for all claimants to file claims against the Debtors. Although both motions were initially set to be heard by the Bankruptcy Court at a hearing on December 15, 2022, following several conferences with both the Bankruptcy Court and all major parties in interest in the Chapter 11 Cases, the hearing on both motions was adjourned to allow the Debtors and certain key parties in the Chapter 11 Cases to participate in a mediation process to attempt to resolve certain objections and contested issues relating to the Sale and other critical matters in the Chapter 11 Cases. On March 3, 2023, the Debtors announced that, as a result of the mediation process, the Ad Hoc First Lien Group (and Stalking Horse Bidder) had reached certain resolutions in principle with both the unsecured creditors’ committee and opioid claimants’ committee appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, which remain subject to definitive documentation, are supported by the Debtors. In connection with such resolutions, the Company agreed in principle with the Ad Hoc First Lien Group to reduce the Wind-Down Amount associated with the Stalking Horse Bid from $122 million to approximately $115 million, subject to definitive documentation. As negotiations among the mediation parties continue, the mediation has been extended and remains ongoing and the Bankruptcy Court hearing on both motions has been adjourned to an undetermined date. As a result of such adjournment, the proposed timelines and deadlines set forth in both motions are expected to be extended.

The RSA contemplates a marketing process and auction that will be conducted under the supervision of the Bankruptcy Court, during which interested parties will have an opportunity to conduct due diligence and determine whether to submit a bid to acquire the Debtors’ assets. If the Stalking Horse Bid is selected as the highest or otherwise best offer following said marketing process and auction, the Ad Hoc First Lien Group will direct the Collateral Trustee (as defined in the Collateral Trust Agreement) to assign its rights to credit bid, on behalf of the Secured Parties (as defined in the Collateral Trust Agreement), to the Stalking Horse Bidder, so as to enable the Stalking Horse Bidder to credit bid for all or substantially all of our assets in exchange for the extinguishment of the obligations to the Secured Parties. The RSA further contemplates that the Purchaser will fund one or more trusts for parties with opioid-related claims against us, as further discussed in Note 16. Commitments and Contingencies.
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
The RSA provides certain milestones for the Restructuring. If we fail to satisfy these milestones and such failure is not the result of a breach of the RSA by the Required Consenting First Lien Creditors (as defined in the RSA), the Required Consenting First Lien Creditors will have the right to terminate the RSA. These milestones, as modified since we entered into the RSA (and which may be further modified from time to time), include: (i) not later than 11:59 p.m. prevailing Eastern Time on October 25, 2022, the Bankruptcy Court shall have entered the Cash Collateral Order on a final basis; (ii) not later than 11:59 p.m. prevailing Eastern Time on March 16, 2023, the Bankruptcy Court shall have entered an order approving the bidding procedures; (iii) not later than 11:59 p.m. prevailing Eastern Time on September 13, 2023, the Bankruptcy Court shall have entered an order approving the Sale; and (iv) not later than 11:59 p.m. prevailing Eastern Time on September 13, 2023 (the Outside Date), the closing of the Sale shall have occurred, subject to certain extensions of the Outside Date as set forth in the RSA, including: (a) for extensions of prior milestones; (b) to close the Sale transaction with a backup bidder; and (c) for delays in obtaining regulatory or third-party approvals or consents.
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
The Chapter 11 Proceedings
Cash Collateral
In October 2022, the Bankruptcy Court entered the Cash Collateral Order approving the Debtors’ consensual use of their secured creditors’ cash collateral. The Debtors intend to use the cash collateral to, among other things, permit the orderly continuation of their businesses, pay the costs of administration of their estates and satisfy other working capital and general corporate purposes. As described in additional detail elsewhere in this report, including in Note 15. Debt, the Cash Collateral Order obligates the Debtors to make certain adequate protection payments during the bankruptcy proceedings, establishes a budget for the Debtors’ use of cash collateral, establishes certain informational rights for the Debtors’ secured creditors and provides for the waiver of certain Bankruptcy Code provisions. The Cash Collateral Order also requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement, which is further discussed below in Note 12. License, Collaboration and Asset Acquisition Agreements.
Potential Claims
In November 2022, the Debtors filed with the Bankruptcy Court schedules and statements, subject to further amendment or modification, which set forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith.
As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. As noted above, the Debtors have filed a motion seeking to set a bar date (deadline) for holders of claims to file proofs of claim (including general claims and claims of governmental units), which motion has been adjourned to an undetermined date.

The Debtors have received numerous claims as of the date of this report including, in certain cases, duplicate claims across multiple Debtors. For example, the IRS has filed multiple proofs of claim against several of the Debtors, as further discussed in Note 21. Income Taxes. We expect that the Debtors may continue to receive a significant number of claims in the future. As claims are filed, they are being evaluated for validity and compared to amounts recorded in our accounting records. As of the date of this report, the amounts of certain of the claims received exceed the amounts of the corresponding liabilities, if any, that we have recorded based on our assessments of the purported liabilities underlying such claims, and it is likely this will continue to be the case in future periods. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of December 31, 2022.
Differences in amounts recorded and claims filed by creditors will continue to be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise in the Consolidated Balance Sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of the Debtors’ bankruptcy proceedings.
Subsequent Developments
The Bankruptcy Court adjourned the hearings for certain critical motions filed in November and December 2022, including: (i) our motion to establish bidding procedures in connection with the Sale; (ii) our motion to establish deadlines for creditors to file proofs of claim; and (iii) our motion to extend our exclusive periods to file and solicit a plan of reorganization, in order to allow the Debtors and certain key parties in the Chapter 11 Cases to participate in a mediation process to attempt to resolve certain objections and contested issues relating to the Sale and other critical matters. On March 3, 2023, the Debtors announced that, as a result of the mediation process, the Ad Hoc First Lien Group (and Stalking Horse Bidder) had reached certain resolutions in principle with both the unsecured creditors’ committee and opioid claimants’ committee appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, which remain subject to definitive documentation, are supported by the Debtors. In connection with such resolutions, the mediation has been extended and remains ongoing and the Bankruptcy Court hearing on the three motions has been adjourned to an undetermined date.
Bankruptcy Accounting
As a result of the Chapter 11 Cases, we have applied the provisions of ASC 852 in preparing the accompanying Consolidated Financial Statements. ASC 852 requires that, for periods including and after the filing of a chapter 11 petition, the Consolidated Financial Statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Accordingly, for periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of December 31, 2022, information about the amounts presented as Liabilities subject to compromise in our Consolidated Balance Sheets (in thousands):

December 31, 2022
Accounts payable	$30,317
Accrued interest	160,617
Debt	7,834,717
Litigation accruals	820,805
Uncertain tax positions	235,176
Other (1)	87,150
Total	$9,168,782
__________
(1)Amounts include operating and finance lease liabilities as further described in Note 9. Leases, acquisition-related contingent consideration liabilities as further described in Note 7. Fair Value Measurements and a variety of other miscellaneous liabilities.

The determination of how liabilities will ultimately be settled or treated cannot be made until approved by the Bankruptcy Court. Therefore, the amounts in the table above are preliminary and may be subject to future adjustments as a result of, among other things, the possibility or occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, any rejection by us of executory contracts and/or any payments by us of amounts classified as Liabilities subject to compromise, which may be allowed in certain limited circumstances. Amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us including, without limitation, those related to the expected amounts of allowed claims, the value of any collateral securing claims and the secured status of claims. Such adjustments may be material. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Consolidated Statements of Operations. The following table sets forth, for the year ended December 31, 2022, information about the amounts presented as Reorganization items, net in our Consolidated Statements of Operations (in thousands):

2022
Professional fees	$113,781
Debt valuation adjustments	89,197
Total	$202,978
Since the Petition Date, our operating cash flows included net cash outflows of $53.7 million related to amounts classified or expected to be classified as Reorganization items, net, which primarily consisted of payments for professional fees.
Refer also to Note 15. Debt for information about how our bankruptcy proceedings and certain related developments have affected our debt service payments and how such payments are being reflected in our Consolidated Financial Statements.
Nasdaq Delisting
On August 17, 2022, we received a letter (the Notice) from Nasdaq stating that, in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that Endo’s ordinary shares would be delisted. In accordance with the Notice, trading of Endo’s ordinary shares was suspended at the opening of business on August 26, 2022. As a result, Endo’s ordinary shares began trading exclusively on the over-the-counter market on August 26, 2022. On the over-the-counter market, Endo’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began to trade under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the SEC and Endo’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market. On December 13, 2022, Endo’s ordinary shares were deregistered under Section 12(b) of the Exchange Act.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Consolidation and Basis of Presentation. The Consolidated Financial Statements include the accounts of wholly-owned subsidiaries after the elimination of intercompany accounts and transactions.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification adjustments primarily relate to changes to the presentation of certain costs and expenses in our Consolidated Statements of Operations. Specifically, effective with the first quarter of 2022, the Company has added a new financial statement line item labeled Acquired in-process research and development. Any prior period amounts of acquired in-process research and development charges presented in this report have been reclassified to this line item from the existing financial statement line item labeled Research and development.
Bankruptcy Accounting. Refer to Note 2. Bankruptcy Proceedings under the heading “Bankruptcy Accounting” for a discussion of accounting considerations related to our ongoing bankruptcy proceedings.

Use of Estimates. The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments, share-based compensation, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the continued magnitude and duration of the COVID-19 pandemic, the extent to which it will impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to the pandemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets. Furthermore, our ongoing bankruptcy proceedings and planned sale process have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
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
Customer, Product and Supplier Concentration. We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and MCOs. Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
AmerisourceBergen Corporation	35%	36%	33%
McKesson Corporation	26%	32%	27%
Cardinal Health, Inc.	20%	22%	24%
Revenues from these customers are included within each of our segments.
XIAFLEX® accounted for 19%, 14% and 11% of our 2022, 2021 and 2020 net revenues, respectively. Varenicline tablets (our generic version of Pfizer Inc.’s Chantix®) accounted for 13% of our 2022 net revenues. VASOSTRICT® accounted for 11%, 30% and 27% of our 2022, 2021 and 2020 net revenues, respectively. No other products accounted for 10% or more of our net revenues during any of the years ended December 31, 2022, 2021 and 2020.
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
At December 31, 2022 and 2021, our reserves for sales deductions totaled $600.2 million and $588.7 million, respectively. These amounts relate primarily to our estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.
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

Contract Assets and Contract Liabilities. Contract assets represent our right to consideration in exchange for goods or services that we have transferred when that right is conditioned on something other than the passage of time. We record income and a corresponding contract asset when we fulfill a contractual performance obligation, but must also fulfill one or more additional performance obligations before being entitled to payment. Once our right to consideration becomes unconditional, the contract asset amount is reclassified as Accounts receivable.
Contract liabilities represent our obligation to transfer goods or services to a customer. We record a contract liability generally upon receipt of consideration in advance of fulfilling one or more of our contractual performance obligations. Upon completing each performance obligation, the corresponding contract liability amount is reversed and income is recognized.
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
The accounting for costs associated with acquiring in-process research and development assets, including contractual upfront and milestone payments to third parties, is further discussed below.
R&D. Expenditures for R&D are expensed as incurred and included as Research and development in the Consolidated Statements of Operations. Such expenses include, among other things, the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, clinical trials, materials and medical support of marketed products. R&D spending also includes enterprise-wide costs which support our overall R&D infrastructure. Property, plant and equipment that are acquired or constructed for R&D activities and that have alternate future uses are capitalized and depreciated over their estimated useful lives on a straight-line basis. The accounting for costs associated with acquiring in-process research and development assets, including contractual upfront and milestone payments to third parties, is further discussed below.
Cash and Cash Equivalents. The Company considers all highly liquid money market instruments with an original maturities of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, cash equivalents were deposited in financial institutions and consisted almost entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.
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

With respect to our accounts receivable, we have no history of significant losses. Approximately 83% and 91% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation) at December 31, 2022 and December 31, 2021, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Company’s Consolidated Financial Statements at December 31, 2022 or December 31, 2021, nor were the changes to the allowance during any of the periods presented.
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
Property, Plant and Equipment. Property, plant and equipment is generally stated at cost less accumulated depreciation. Major improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs incurred during the construction or development of property, plant and equipment are capitalized as assets under construction. Once an asset has been placed into service, depreciation expense is taken on a straight-line basis over the estimated useful life of the related assets or, in the case of leasehold improvements and finance lease assets, over the shorter of the estimated useful life and the lease term. As of December 31, 2022, the useful lives of our property, plant and equipment range from 1 year to up to 30 years for buildings, 15 years for machinery and equipment, 10 years for computer equipment and software and 10 years for furniture and fixtures. Depreciation expense is not recorded on assets held for sale. Gains and losses on disposals are included in Other income, net in the Consolidated Statements of Operations. As further described below under the heading “Long-Lived Asset Impairment Testing,” our property plant and equipment assets are also subject to impairment reviews.
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

The lease term is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonably certain to exercise; (ii) termination options the Company is reasonably certain not to exercise; and (iii) renewal or termination options that are controlled by the lessor.
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
To the extent an intangible asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain developed technology assets, an accelerated amortization model. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our net income and net income per share to decrease. Amortization expense is not recorded on assets held for sale.
As further described under the heading “Long-Lived Asset Impairment Testing,” our finite-lived intangible assets are also subject to impairment reviews.

Developed Technology. Our developed technology assets subject to amortization have useful lives ranging from 6 years to 16 years, with a weighted average useful life of approximately 12 years. We determine amortization periods and methods of amortization for developed technology assets based on our assessment of various factors impacting estimated useful lives and the timing and extent of estimated cash flows of the acquired assets, including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive and regulatory issues.
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
In the case of long-lived assets to be disposed of by sale or otherwise, including assets held for sale, the assets and the associated liabilities to be disposed of together as a group in a single transaction (the disposal group) are measured at the lower of their carrying amount or fair value less cost to sell. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale.
Acquired in-Process Research and Development Assets. Acquired in-process research and development charges are generally recognized in periods in which in-process research and development assets (with no alternative future use in other research and development projects) are acquired from third parties in connection with an asset acquisition, or when costs are incurred (up to the point of regulatory approval) for upfront or milestone payments to third parties associated with in-process research and development. Otherwise, acquired in-process research and development assets are generally recognized as indefinite-lived intangible assets. Such assets are generally initially recorded at fair value if acquired in a business combination, or at cost if otherwise. Any indefinite-lived intangible assets are not subject to amortization. Instead, they are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired. If the fair value of the intangible assets is less than its carrying amount, an impairment loss is recognized for the difference. Assets that receive regulatory approval are reclassified and accounted for as finite-lived intangible assets.
Goodwill. While amortization expense is not recorded on goodwill, goodwill is subject to impairment reviews. An impairment assessment is conducted as of October 1, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired.
We perform the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge we recognize for a reporting unit is equal to the lesser of: (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
Contingencies. The Company is subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Contingent accruals and legal settlements are recorded in the Consolidated Statements of Operations as Litigation-related and other contingencies, net (or as Discontinued operations, net of tax in the case of vaginal mesh matters) when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and are generally included in Selling, general and administrative expenses in the Consolidated Statements of Operations (or as Discontinued operations, net of tax in the case of vaginal mesh matters).
Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our estimates of the probability and amount of any such liabilities involve significant judgment regarding future events.
The Company records receivables from its insurance carriers only when the realization of the potential claim for recovery is considered probable.

Contingent Consideration. Certain of the Company’s acquisitions involve the potential for future payment of consideration that is contingent upon the occurrence of a future event, such as: (i) the achievement of specified regulatory, operational and/or commercial milestones or (ii) royalty payments, such as those relating to future product sales. Contingent consideration liabilities related to an asset acquisition are initially recorded when considered probable and reasonably estimable, which may occur subsequent to the acquisition date. Subsequent changes in the recorded amounts are generally recorded as adjustments to the cost of the acquired assets. Contingent consideration liabilities related to a business combination are initially recorded at fair value on the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the Company remeasures its contingent consideration liabilities to their current estimated fair values, with changes recorded in earnings. Changes to any of the inputs used in determining fair value may result in fair value adjustments that differ significantly from the actual remeasurement adjustments recognized.
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
Advertising Costs. Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising costs amounted to $130.4 million, $136.8 million and $76.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Restructuring. Restructuring charges related to nonretirement postemployment benefits that fall under Accounting Standards Codification Topic 712, Compensation—Nonretirement Postemployment Benefits are recognized when the severance liability is determined to be probable of being paid and reasonably estimable. One-time benefits related to restructurings, if any, are recognized in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations when the programs are approved, the affected employees are identified, the terms of the arrangement are established, it is determined changes to the plan are unlikely to occur and the arrangements are communicated to employees. Other restructuring costs are generally expensed as incurred.
Share-Based Compensation. From time to time, the Company grants share-based compensation awards to certain employees and non-employee directors. Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. However, expense recognition differs in the case of certain PSUs where the ultimate payout is performance-based. For these awards, at each reporting period, the Company generally estimates the ultimate payout and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed. Share-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs. New ordinary shares are generally issued upon the exercise of stock options or vesting of stock awards by employees and non-employee directors. Refer to Note 19. Share-based Compensation for additional discussion.
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
As part of the Company’s consolidation process, assets and liabilities of entities with functional currencies other than the U.S. dollar are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated using average exchange rates in effect during the year. The net effect of translation, as well as any foreign currency gains or losses on intercompany transactions considered to be of a long-term investment nature, are recognized as foreign currency translation, a component of Other comprehensive (loss) income. Upon the sale or liquidation of an investment in a foreign operation, the Company records a reclassification adjustment out of Other comprehensive (loss) income for the corresponding accumulated amount of foreign currency translation gain or loss.

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
The Company records unrecognized income tax positions (UTPs) on the basis of a two-step process whereby the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority. The Company generally recognizes changes in UTPs, interest and penalties in the Income tax expense line in the Consolidated Statements of Operations. Refer to Note 21. Income Taxes for information about the classification of liabilities related to UTPs, including interest and penalties, in the Consolidated Balance Sheets.
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
Government Assistance Transactions. Our PSP LLC subsidiary is party to the U.S. Government Agreement. Under the terms of the U.S. Government Agreement, our Rochester facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (BSL) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense.
The Company has concluded that reimbursements it receives pursuant to the U.S. Government Agreement, which are further described below, are not within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) because the U.S. government does not meet the definition of a “customer” as defined by ASC 606. We are instead accounting for the U.S. Government Agreement under other guidance including, for elements of the contract for which there is no authoritative guidance under U.S. GAAP, by applying the relevant accounting principles contained in International Accounting Standards 20—Accounting for Government Grants and Disclosure of Government Assistance by analogy.
Under this model, reimbursements we receive from the U.S. government for qualifying capital expenditures meet the definition of grants related to assets as the primary purpose for the reimbursements is to fund the purchase and construction of capital assets to increase production capacity. We recognize these reimbursements as deferred income in the Consolidated Balance Sheets as either Accounts payable and accrued expenses (for any current portion) or Other liabilities (for any noncurrent portion) when there is reasonable assurance the conditions of the grant will be met and the grant will be received. Refer to Note 16. Commitments and Contingencies for additional discussion of this agreement.
NOTE 4. DISCONTINUED OPERATIONS AND ASSET SALES
Astora
The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Litigation-related and other contingencies, net	$—	$25,000	$41,097
Loss from discontinued operations before income taxes	$(15,543)	$(49,594)	$(67,847)
Income tax benefit	$(2,056)	$(5,430)	$(4,327)
Discontinued operations, net of tax	$(13,487)	$(44,164)	$(63,520)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.

The cash flows from discontinued operating activities related to Astora included the impact of net losses of $13.5 million, $44.2 million and $63.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
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
Certain of these sites and certain corresponding assets and liabilities were sold in 2021 to subsidiaries of Strides Pharma Science Limited and certain other entities. The assets sold included certain of our manufacturing facilities and related fixed assets in Chestnut Ridge, New York and Irvine, California, as well as certain U.S. retail generics products and certain related product inventory. As a result of these sales, we became entitled to aggregate cash consideration of approximately $25.6 million, substantially all of which was received by December 31, 2021, as well as certain non-cash consideration of approximately $5.8 million. In connection with these sales, we recognized the following amounts in 2021: (i) a pre-tax disposal loss of $42.2 million to write down the carrying amount of the disposal group to fair value, less cost to sell, which we recorded in Asset impairment charges in the Consolidated Statements of Operations, and (ii) a pre-tax net reversal of $25.4 million of expense, primarily related to avoided severance costs for employees that transitioned to the purchasers in connection with these 2021 sales.
In 2022, we entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York to Ram Ridge Partners BH LLC. The assets primarily consisted of property, plant and equipment. In October 2022, the Bankruptcy Court approved the sale of the assets. The sale closed during the fourth quarter of 2022. As a result of this sale, we became entitled to aggregate cash consideration of approximately $18.5 million, substantially all of which was received by December 31, 2022. In connection with this sale, we recognized a pre-tax disposal gain of approximately $8.4 million in 2022, which we recorded in Other income, net in the Consolidated Statements of Operations.
The assets described in this section, which primarily related to the Company’s Generic Pharmaceuticals segment, did not meet the requirements for treatment as a discontinued operation. The amounts described in this section that were recognized in our Consolidated Statements of Operations are included in the quantitative disclosures of the 2020 Restructuring Initiative included in Note 5. Restructuring.
NOTE 5. RESTRUCTURING
2020 Restructuring Initiative
As noted above, in November 2020, the Company announced the initiation of several strategic actions to further optimize the Company’s operations and increase overall efficiency. These actions were initiated with the expectation of, among other things, generating significant cost savings to be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions included the following:
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

The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net restructuring charges (charge reversals) related to:
Accelerated depreciation	$3,773	$24,718	$22,459
Asset impairments	—	42,155	7,391
Inventory adjustments	1,494	6,968	3,097
Employee separation, continuity and other benefit-related costs	1,216	(7,384)	60,025
Certain other restructuring costs	795	2,012	664
Total	$7,278	$68,469	$93,636
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $5.4 million, $49.9 million and $79.0 million of pre-tax net charges during the years ended December 31, 2022, 2021 and 2020, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
As of December 31, 2022, cumulative amounts incurred to date include charges related to accelerated depreciation of approximately $51.0 million, asset impairments related to certain identifiable intangible assets, operating lease assets and disposal groups totaling approximately $49.5 million, inventory adjustments of approximately $11.6 million, employee separation, continuity and other benefit-related costs, net of approximately $53.9 million and certain other restructuring costs of approximately $3.5 million. Of these amounts, approximately $134.3 million was attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net restructuring charges (charge reversals) included in:
Cost of revenues	$3,966	$6,244	$53,297
Selling, general and administrative	208	20,788	27,857
Research and development	3,104	1,367	5,091
Asset impairment charges	—	42,155	7,391
Other income, net	—	(2,085)	—
Total	$7,278	$68,469	$93,636
In addition to the pre-tax net amounts summarized above, as part of the 2020 Restructuring Initiative, we recognized a pre-tax disposal gain of approximately $8.4 million during the fourth quarter of 2022 as a result of the Chestnut Ridge, New York sale transaction, which is further described in Note 4. Discontinued Operations and Asset Sales. The assets sold primarily related to our Generic Pharmaceuticals segment.
Changes to the liability for the 2020 Restructuring Initiative during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2019	$—	$—	$—
Net charges	60,025	664	60,689
Cash payments	(1,687)	—	(1,687)
Liability balance as of December 31, 2020	$58,338	$664	$59,002
Net (charge reversals) charges	(7,384)	3,711	(3,673)
Cash payments	(39,975)	(4,170)	(44,145)
Liability balance as of December 31, 2021	$10,979	$205	$11,184
Net charges	1,216	796	2,012
Cash payments	(11,926)	(1,001)	(12,927)
Liability balance as of December 31, 2022	$269	$—	$269

2022 Restructuring Initiative
In April 2022, the Company communicated the initiation of actions to streamline and simplify certain functions, including its commercial organization, to increase its overall organizational effectiveness and better align with current and future needs. In December 2022, the Company announced it would be taking certain additional actions to cease the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration. These actions, which are collectively referred to herein as the 2022 Restructuring Initiative, were initiated with the expectation of, among other things, generating cost savings, with a portion to be reinvested to support the Company’s key strategic priority to expand and enhance its product portfolio. In December 2022, the Bankruptcy Court approved an order authorizing the Company to cease the production and commercialization of QWO® and granting related relief.
As a result of the 2022 Restructuring Initiative, the Company’s global workforce is ultimately expected to be reduced by up to approximately 190 net full-time positions. The Company expects to realize annualized pre-tax cash savings (without giving effect to the costs described below) of approximately $105 million to $125 million by the end of 2023, primarily related to reductions in Selling, general and administrative expenses and Cost of revenues. Future costs associated with the 2022 Restructuring Initiative are not expected to be material.
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the year ended December 31, 2022 (in thousands):

2022
Net restructuring charges related to:
Asset impairments	$180,248
Inventory adjustments	34,870
Employee separation, continuity and other benefit-related costs	28,345
Certain other restructuring costs	8,656
Total	$252,119
These pre-tax net amounts were primarily attributable to our Branded Pharmaceuticals segment, which incurred $238.6 million of pre-tax net charges during the year ended December 31, 2022. The remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the year ended December 31, 2022 (in thousands):

2022
Net restructuring charges included in:
Cost of revenues	$49,078
Selling, general and administrative	18,692
Research and development	4,101
Asset impairment charges	180,248
Total	$252,119
Changes to the liability for the 2022 Restructuring Initiative during the year ended December 31, 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2021	$—	$—	$—
Net charges	28,345	1,102	29,447
Cash payments	(13,348)	(1,102)	(14,450)
Liability balance as of December 31, 2022	$14,997	$—	$14,997
The liability at December 31, 2022 is classified as current and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheets.

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
We evaluate segment performance based on Segment adjusted income from continuing operations before income tax, which we define as Loss from continuing operations before income tax and before acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net; and certain other items.
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
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products in the areas of urology, orthopedics, endocrinology and bariatrics, among others. Products in this segment include XIAFLEX®, SUPPRELIN® LA, AVEED®, NASCOBAL® Nasal Spray, PERCOCET®, TESTOPEL® and EDEX®, among others.
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
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including OTC products, sold outside the U.S., primarily in Canada through our operating company Paladin.
The following represents selected information for the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net revenues from external customers:
Branded Pharmaceuticals	$851,142	$893,617	$781,780
Sterile Injectables	589,633	1,266,097	1,238,847
Generic Pharmaceuticals	795,457	740,586	783,110
International Pharmaceuticals (1)	82,643	92,906	99,337
Total net revenues from external customers	$2,318,875	$2,993,206	$2,903,074
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$366,554	$384,186	$377,526
Sterile Injectables	349,424	998,453	950,145
Generic Pharmaceuticals	336,133	160,046	87,178
International Pharmaceuticals	19,920	30,325	41,022
Total segment adjusted income from continuing operations before income tax	$1,072,031	$1,573,010	$1,455,871
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.
The table below provides reconciliations of our Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Total consolidated loss from continuing operations before income tax	$(2,888,102)	$(546,603)	$(26,518)
Interest expense, net	349,776	562,353	532,939
Corporate unallocated costs (1)	182,335	180,866	157,723
Amortization of intangible assets	337,311	372,907	427,543
Acquired in-process research and development charges	68,700	25,120	33,329
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	198,381	90,912	126,282
Certain litigation-related and other contingencies, net (3)	478,722	345,495	(19,049)
Certain legal costs (4)	31,756	136,148	67,819
Asset impairment charges (5)	2,142,746	414,977	120,344
Acquisition-related and integration items, net (6)	408	(8,379)	16,549
Loss on extinguishment of debt	—	13,753	—
Foreign currency impact related to the remeasurement of intercompany debt instruments	(5,328)	797	1,919
Reorganization items, net (7)	202,978	—	—
Other, net (8)	(27,652)	(15,336)	16,991
Total segment adjusted income from continuing operations before income tax	$1,072,031	$1,573,010	$1,455,871
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts in 2022 include net employee separation, continuity and other benefit-related charges of $85.6 million, accelerated depreciation charges of $3.8 million, inventory charges related to restructurings of $36.4 million and other net charges, including those related to strategic review initiatives, of $72.7 million. Amounts in 2021 include net employee separation, continuity and other benefit-related charges of $8.8 million, accelerated depreciation charges of $24.7 million and other net charges, including those related to strategic review initiatives, of $57.4 million. Amounts in 2020 include net employee separation, continuity and other benefit-related charges of $86.9 million, accelerated depreciation charges of $22.5 million and other net charges, including those related to strategic review initiatives, of $16.9 million. These amounts relate primarily to our restructuring activities as further described in Note 5. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in this row until the Petition Date and in the Reorganization items, net row thereafter.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges. Our material legal proceedings and other contingent matters are described in more detail in Note 16. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses. The amount in 2022 reflects the recovery of certain previously-incurred opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets, property, plant and equipment, operating lease right-of-use assets and certain disposal group assets. For additional information, refer to Note 4. Discontinued Operations and Asset Sales, Note 5. Restructuring, Note 7. Fair Value Measurements, Note 9. Leases, Note 10. Property, Plant and Equipment and Note 11. Goodwill and Other Intangibles.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)Amounts relate to the net expense or income recognized during our bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Bankruptcy Proceedings for further details.
(8)Amounts in 2021 include gains of $15.5 million associated with the termination of certain contracts, partially offset by $3.9 million of third-party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs as further discussed in Note 15. Debt. Amounts in 2020 include $31.1 million of third-party fees incurred in connection with the June 2020 Refinancing Transactions (as defined below), which were accounted for as debt modification costs as further discussed in Note 15. Debt. Other amounts in this row relate to gains and losses on sales of businesses and other assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the years ended December 31, 2022, 2021 and 2020, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	2022	2021	2020
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$438,680	$432,344	$316,234
SUPPRELIN® LA	113,011	114,374	88,182
Other Specialty (1)	70,009	86,432	92,662
Total Specialty Products	$621,700	$633,150	$497,078
Established Products:
PERCOCET®	$103,943	$103,788	$110,112
TESTOPEL®	38,727	43,636	35,234
Other Established (2)	86,772	113,043	139,356
Total Established Products	$229,442	$260,467	$284,702
Total Branded Pharmaceuticals (3)	$851,142	$893,617	$781,780
Sterile Injectables:
VASOSTRICT®	$253,696	$901,735	$785,646
ADRENALIN®	114,304	124,630	152,074
Other Sterile Injectables (4)	221,633	239,732	301,127
Total Sterile Injectables (3)	$589,633	$1,266,097	$1,238,847
Total Generic Pharmaceuticals (5)	$795,457	$740,586	$783,110
Total International Pharmaceuticals (6)	$82,643	$92,906	$99,337
Total revenues, net	$2,318,875	$2,993,206	$2,903,074
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2022 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2022 or 2021.
(4)Products included within Other Sterile Injectables include APLISOL®, ertapenem for injection and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. During 2022, varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 13% of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)The International Pharmaceuticals segment, which accounted for less than 5% of consolidated total revenues for each of the periods presented, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through Endo’s operating company Paladin.
The following represents depreciation expense for our reportable segments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Branded Pharmaceuticals	$9,862	$10,632	$11,758
Sterile Injectables	20,224	17,796	17,400
Generic Pharmaceuticals	16,952	47,343	52,614
International Pharmaceuticals	3,638	4,242	4,530
Corporate unallocated	3,642	4,178	4,962
Total depreciation expense	$54,318	$84,191	$91,264

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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at December 31, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Line Items	December 31, 2022	December 31, 2021
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$145,358	$124,114
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	—
Total restricted cash and cash equivalents		$230,358	$124,114
__________
(1)Amounts at December 31, 2022 and December 31, 2021 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $50.7 million and $78.4 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh- and/or opioid-related matters, and (ii) approximately $86.0 million and $45.0 million, respectively, of restricted cash and cash equivalents related to certain insurance-related matters. See Note 16. Commitments and Contingencies for further information about litigation-related matters.
(2)The amount at December 31, 2022 relates to the TLC Agreement. See Note 12. License, Collaboration and Asset Acquisition Agreements for further information about this amount.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 were as follows (in thousands):

	Fair Value Measurements at December 31, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$12,226	$—	$—	$12,226
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$16,571	$16,571

	Fair Value Measurements at December 31, 2021 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$134,847	$—	$—	$134,847
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$20,076	$20,076
__________
(1)At December 31, 2022 and December 31, 2021, money market funds include $12.2 million and $16.2 million, respectively, in QSFs. Amounts in QSFs are considered restricted cash equivalents. See Note 16. Commitments and Contingencies for further discussion of our litigation. At December 31, 2022 and December 31, 2021, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
(2)At December 31, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Consolidated Balance Sheets. At December 31, 2021, this amount is classified in the Consolidated Balance Sheets as follows: $5.7 million is classified as a current liability and included within Accounts payable and accrued expenses and $14.3 million is classified as a noncurrent liability and included within Other liabilities.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Beginning of period	$20,076	$36,249
Amounts settled	(3,127)	(7,449)
Changes in fair value recorded in earnings	408	(8,793)
Effect of currency translation	(786)	69
End of period (1)	$16,571	$20,076
__________
(1)At December 31, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Consolidated Balance Sheets.
At December 31, 2022, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.7%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Consolidated Statements of Operations as Acquisition-related and integration items, net.

The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the year ended December 31, 2022 by acquisition (in thousands):

	Balance as of December 31, 2021	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of December 31, 2022 (1)
Auxilium acquisition	$9,038	$2,116	$(536)	$10,618
Lehigh Valley Technologies, Inc. acquisitions	3,600	(635)	(665)	2,300
Other	7,438	(1,073)	(2,712)	3,653
Total	$20,076	$408	$(3,913)	$16,571
__________
(1)At December 31, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Consolidated Balance Sheets.
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
Nonrecurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Fair Value Measurements during the Year Ended December 31, 2022 (1) using:			Total Expense for the Year Ended December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)(3)	$—	$—	$67,082	$(288,701)
Certain property, plant and equipment	—	—	—	(9,045)
Total	$—	$—	$67,082	$(297,746)

	Fair Value Measurements during the Year Ended December 31, 2021 (1) using:			Total Expense for the Year Ended December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)(3)	$—	$—	$5,011	$(7,811)
Certain property, plant and equipment	—	—	—	(2,011)
Total	$—	$—	$5,011	$(9,822)
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)For 2022, these fair value measurements were determined using risk-adjusted discount rates ranging from 9.5% to 12.0% (weighted average rate of approximately 11.8%, weighted based on relative fair value). For 2021, these fair value measurements were determined using risk-adjusted discount rates ranging from 10.0% to 12.0% (weighted average rate of approximately 11.1%, weighted based on relative fair value).
(3)The Company also performed fair value measurements in connection with its goodwill impairment tests. Refer to Note 11. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies used.

NOTE 8. INVENTORIES
Inventories consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Raw materials (1)	$105,975	$90,453
Work-in-process (1)	43,057	82,728
Finished goods (1)	125,467	110,371
Total	$274,499	$283,552
__________
(1)The components of inventory shown in the table above are net of allowances.
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At December 31, 2022 and December 31, 2021, $23.0 million and $10.7 million, respectively, of noncurrent inventory was included in Other assets in the Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, the Company’s Consolidated Balance Sheets included approximately $5.8 million and $12.2 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
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
The following table presents information about the Company’s right-of-use assets and lease liabilities at December 31, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Line Items	December 31, 2022	December 31, 2021
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$28,070	$34,832
Finance lease right-of-use assets	Property, plant and equipment, net	26,761	38,365
Total right-of-use assets		$54,831	$73,197
Operating lease liabilities (1):
Current operating lease liabilities	Current portion of operating lease liabilities	$903	$10,992
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	5,129	33,727
Total operating lease liabilities		$6,032	$44,719
Finance lease liabilities (1):
Current finance lease liabilities	Accounts payable and accrued expenses	$—	$6,841
Noncurrent finance lease liabilities	Other liabilities	1,392	18,374
Total finance lease liabilities		$1,392	$25,215
__________
(1)Amounts at December 31, 2022 exclude operating lease liabilities of $28.4 million and finance lease liabilities of $17.1 million that are classified as Liabilities subject to compromise in the Consolidated Balance Sheets.

The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Statement of Operations Line Items	2022	2021	2020
Operating lease cost	Various (1)	$10,959	$13,892	$14,175
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$8,479	$9,244	$9,244
Interest on lease liabilities	Interest expense, net	$1,127	$1,480	$1,716
Other lease costs and income:
Variable lease costs (2)	Various (1)	$11,707	$13,202	$10,305
Finance lease right-of-use asset impairment charges	Asset impairment charges	$3,063	$—	$—
Operating lease right-of-use asset impairment charges	Asset impairment charges	$—	$—	$6,392
Sublease income	Various (1)	$(6,436)	$(3,793)	$(3,803)
__________
(1)Amounts are included in the Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cost of revenues	$6,189	$11,316	$11,610
Selling, general and administrative	$18,305	$21,013	$18,108
Research and development	$215	$216	$203
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides the undiscounted amount of future cash flows included in our lease liabilities at December 31, 2022 for each of the five years subsequent to December 31, 2022 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$11,518	$7,881
2024	6,599	8,038
2025	5,381	896
2026	5,337	896
2027	5,345	896
Thereafter	4,630	9,303
Total future lease payments	$38,810	$27,910
Less: amounts representing interest	4,391	9,440
Present value of future lease payments (lease liabilities, including amounts classified as Liabilities subject to compromise)	$34,419	$18,470
Less: amounts classified as Liabilities subject to compromise	28,387	17,078
Lease liabilities, excluding amounts classified as Liabilities subject to compromise	$6,032	$1,392
The following table provides the weighted average remaining lease term and weighted average discount rates for our leases as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years), weighted based on lease liability balances:
Operating leases	4.9 years	5.1 years
Finance leases	9.9 years	9.5 years
Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Operating leases	6.1%	5.9%
Finance leases	7.5%	7.6%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$13,152	$14,478	$14,598
Operating cash payments for finance leases	$1,673	$2,256	$2,666
Financing cash payments for finance leases	$6,062	$5,448	$4,884
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$1,296	$5,807	$—
__________
(1)The amount in 2022 primarily relates to a new lease agreement. The amount in 2021 primarily relates to an increase in lease liabilities and right-of-use assets related to a lease modification.
NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Land and buildings	$239,207	$234,219
Machinery and equipment	241,930	206,971
Leasehold improvements	54,388	55,020
Computer equipment and software	92,566	118,959
Furniture and fixtures	9,129	11,939
Assets under construction	142,560	120,483
Total property, plant and equipment, gross	$779,780	$747,591
Less: accumulated depreciation	(341,466)	(350,879)
Total property, plant and equipment, net	$438,314	$396,712
Depreciation expense was $54.3 million, $84.2 million and $91.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded property, plant and equipment impairment charges totaling $9.0 million, $2.0 million and $1.2 million, respectively. These charges are included in the Asset impairment charges line item in our Consolidated Statements of Operations and primarily reflect the write-off of certain property, plant and equipment.
At December 31, 2022 and December 31, 2021, $205.2 million and $162.1 million of the Company’s Property, plant and equipment, net, representing net book amounts, were located in India. At December 31, 2022 and December 31, 2021, there were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.

NOTE 11. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amounts of our goodwill for the years ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2020	$828,818	$2,731,193	$—	$—	$3,560,011
Goodwill impairment charges	—	(363,000)	—	—	(363,000)
Goodwill as of December 31, 2021	$828,818	$2,368,193	$—	$—	$3,197,011
Goodwill impairment charges	—	(1,845,000)	—	—	(1,845,000)
Goodwill as of December 31, 2022	$828,818	$523,193	$—	$—	$1,352,011
The carrying amounts of goodwill at December 31, 2022 and December 31, 2021 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2021	$855,810	$363,000	$3,142,657	$550,355	$4,911,822
Accumulated impairment losses as of December 31, 2022	$855,810	$2,208,000	$3,142,657	$513,211	$6,719,678
Other Intangible Assets
Changes in the amounts of other intangible assets for the year ended December 31, 2022 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2021	Acquisitions	Impairments	Effect of Currency Translation	Balance as of December 31, 2022
Licenses (weighted average life of 14 years)	$442,107	$—	$—	$—	$442,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	6,226,139	—	(288,701)	(17,417)	5,920,021
Total other intangibles (weighted average life of 12 years)	$6,674,655	$—	$(288,701)	$(17,417)	$6,368,537

Accumulated amortization:	Balance as of December 31, 2021	Amortization	Impairments	Effect of Currency Translation	Balance as of December 31, 2022
Licenses	$(419,932)	$(4,576)	$—	$—	$(424,508)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(3,885,491)	(332,735)	—	13,541	(4,204,685)
Total other intangibles	$(4,311,832)	$(337,311)	$—	$13,541	$(4,635,602)
Net other intangibles	$2,362,823				$1,732,935
Amortization expense for the years ended December 31, 2022, 2021 and 2020 totaled $337.3 million, $372.9 million and $427.5 million, respectively. Amortization expense is included in Cost of revenues in the Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2022 is as follows (in thousands):

2023	$255,869
2024	$245,751
2025	$232,668
2026	$209,532
2027	$134,364
Impairments
Goodwill and, if applicable, indefinite-lived intangible assets are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired.

As part of our goodwill and intangible asset impairment assessments, we estimate the fair values of our reporting units and our intangible assets using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach.
The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of: (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows, and (ii) future economic conditions. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The discount rates used in the determination of fair value reflect our judgments regarding the risks and uncertainties inherent in the estimated future cash flows and may differ over time depending on the risk profile of the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Consolidated Statements of Operations.
Annual Goodwill Impairment Tests
The Company performed its annual goodwill impairment tests as of October 1, 2022, 2021 and 2020. For the purposes of these annual tests, the Company had two reporting units with goodwill: Branded Pharmaceuticals and Sterile Injectables. The discount rates used for the Branded Pharmaceuticals reporting units in these annual tests were 15.0%, 14.5% and 15.0%, respectively, and the discount rates used for the Sterile Injectables reporting units in these annual tests were 19.5%, 11.0% and 10.0%, respectively.
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
We did not record any other goodwill impairment charges as a result of our October 1, 2022, 2021 and 2020 annual impairment tests.
First-Quarter 2020 Interim Goodwill Impairment Test
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
Second-Quarter 2022 Interim Goodwill Impairment Tests
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
When performing these goodwill impairment tests, we estimated the fair values of our reporting units taking into consideration management’s continued commitment to Endo’s strategic plans and the corresponding projected cash flows, as well as the fact that management’s views on litigation risk had not materially changed since our annual goodwill impairment tests performed on October 1, 2021. However, when analyzing our aggregated estimated internal valuation of our reporting units as of June 30, 2022 compared to our market capitalization and the aggregate estimated fair value of our debt, we also considered the increased level of investor and analyst uncertainty described above, coupled with our belief that investors and analysts were unlikely to modify their projections or valuation models unless or until we could demonstrate significant progression on the resolution of outstanding litigation matters and/or demonstrate that the risks of potential future strategic alternatives, including the possibility of a future bankruptcy filing, were no longer applicable. After performing this analysis, we made certain adjustments to incorporate these factors into the valuations of our reporting units, primarily through adjustments to the discount rate resulting from an increase in the company-specific risk premium (CSRP), and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $1,748.0 million, and (ii) while the estimated fair value declined, there was no goodwill impairment for our Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. The discount rates used in the June 30, 2022 goodwill tests were 13.5% and 18.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.

Third-Quarter 2022 Interim Goodwill Impairment Tests
As further described in Note 2. Bankruptcy Proceedings, during the third quarter of 2022, in connection with the Sale, we received the Stalking Horse Bid, subject to higher or otherwise better bids from other parties. The value of the bid, as well as our market capitalization and the aggregate estimated fair value of our debt, was considered when determining whether it was more likely than not that the carrying amounts of one or more of our reporting units exceeded their respective fair values. Further, rising inflation and interest rates unfavorably affected the cost of borrowing, which is one of several inputs used in the determination of the discount rates used in our discounted cash flow models. For example, the U.S. Federal Reserve raised its benchmark interest rate by 75 basis points in July 2022 and by an additional 75 basis points in September 2022. Taken together, we determined that these factors represented triggering events that required the performance of interim goodwill impairments tests for both our Sterile Injectables and Branded Pharmaceuticals reporting units as of September 30, 2022.
When performing these goodwill impairment tests, we estimated the fair values of our reporting units taking into consideration management’s continued commitment to Endo’s strategic plans and the corresponding projected cash flows. However, when analyzing our aggregated estimated internal valuation of our reporting units as of September 30, 2022 compared to our market capitalization and the aggregate estimated fair value of our debt, as well as the par value and fair value of the Stalking Horse Bid, we made adjustments to reflect certain risks and uncertainties, including those related to the Chapter 11 Cases and the Sale, into the valuations of our reporting units, primarily through adjustments to the discount rate resulting from an increase in the CSRP, and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $97.0 million, and (ii) the estimated fair value of our Branded Pharmaceuticals reporting unit exceeded the carrying amount by more than 10%. The discount rates used in the September 30, 2022 goodwill tests were 15.0% and 19.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.
Fourth-Quarter 2022 Interim Goodwill Impairment Test
Beginning in late fourth-quarter 2022 and concluding in February 2023, the Company completed its annual enterprise-wide long-term strategic planning process, which resulted in updates to its projected future cash flows. Among other items, these updates primarily reflected the anticipated impacts on the Company’s projected future cash flows resulting from: (i) the discontinuation of QWO®; (ii) the disruption to XIAFLEX® revenues that occurred in the second half of 2022; (iii) routine updates to our assumptions regarding anticipated competitive events for currently marketed products, as well as probabilities of success, launch timing and the anticipated competitive landscape surrounding new product launches, including with respect to TLC599 and certain product candidates in our Sterile Injectables reporting unit pipeline; (iv) expected changes in the Company’s future manufacturing expense profile, including delays related to construction, FDA inspections and product transfers to our Sterile Injectables facility in Indore, India; and (v) changes in the Company’s future operating expense profile. Due to the extent of the changes to the projected future cash flows, coupled with the fact that we had recorded impairments for our Sterile Injectables reporting unit during the second and third quarters of 2022, we concluded that it was more likely than not that the carrying amount of our Sterile Injectables reporting unit may exceed its fair value. As a result, an interim impairment test was performed as of December 31, 2022. The updates to the projected future cash flows did not result in an interim goodwill impairment test for our Branded Pharmaceuticals reporting unit due to the significant headroom in this reporting unit.
When performing the goodwill impairment test, we estimated the fair value of our Sterile Injectables reporting unit taking into consideration management’s updated forecasts of projected cash flows, as further discussed above. The updated forecast of projected future cash flows was reduced in comparison to the prior 2022 tests. However, in reducing the cash flows, we believe the level of risk and uncertainty of the cash flows also decreased resulting in a corresponding decrease in the CSRP and, in turn, the discount rate used in the determination of fair value of our Sterile Injectables reporting unit. The discount rate used in the December 31, 2022 goodwill impairment test was 14.5%. We believe this discount rate and the other inputs and assumptions used to estimate fair value were consistent with those that a market participant would have used in light of the degree of risk associated with the updated estimated future cash flows. Consistent with the goodwill impairment tests performed earlier in 2022, we compared our aggregated estimated internal valuation of our reporting units as of December 31, 2022 to our market capitalization and the aggregate estimated fair value of our debt, as well as the par value and fair value of the Stalking Horse Bid. As a result of the December 31, 2022 test, we determined that there was no impairment of goodwill.
Other Intangible Asset Impairments
With respect to other intangible assets, we recorded asset impairment charges of $288.7 million, $7.8 million and $79.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability. The amount recorded in 2022 included charges related to the 2022 Restructuring Initiative, as further discussed in Note 5. Restructuring.

NOTE 12. LICENSE, COLLABORATION AND ASSET ACQUISITION AGREEMENTS
We have entered into certain license, collaboration and asset acquisition agreements with third parties. Generally, these agreements require us to share in the costs of developing, manufacturing, commercializing and/or selling product candidates and/or products with third parties, who in turn grant us marketing rights for such product candidates and/or products. Under these agreements we are generally required to: (i) make upfront payments and/or other payments upon successful completion of regulatory, sales and/or other milestones and/or (ii) pay royalties on sales and/or other costs arising from these agreements. We have also, from time to time, entered into agreements to directly acquire certain assets from third parties.
BioSpecifics
On October 19, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Beta Acquisition Corp., a Delaware corporation and wholly-owned indirect subsidiary of the Company (Merger Sub) and BioSpecifics. Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the Offer) on November 2, 2020 to acquire all of BioSpecifics’ issued and outstanding shares of common stock (BioSpecifics Shares) at a purchase price of $88.50 per BioSpecifics Share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest.
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
The operating results of BioSpecifics are included in the accompanying Consolidated Statements of Operations from December 2, 2020 and the assets and liabilities of BioSpecifics are included in the Consolidated Balance Sheets as of December 31, 2022 and 2021.
Prior to the Merger, BioSpecifics was a biopharmaceutical company involved in the development of injectable CCH that generated revenue primarily from a license agreement with us. We had a strategic relationship with BioSpecifics since 2004 pursuant to which BioSpecifics was, among other things, entitled to a royalty stream from us related to our collagenase-based therapies, including XIAFLEX®. Specifically, we were required to, among other things, pay BioSpecifics, on a country-by-country and product-by-product basis, a specified percentage, within a range of 5% to 15% of net sales, of certain specified products. This royalty applied to net sales by us and/or any of our sublicensees. In addition, we were required to pay BioSpecifics an amount equal to a specified mark-up on certain cost of goods related to supply of XIAFLEX® (which mark-up was capped at a specified percentage within the range of 5% to 15% of the cost of goods of XIAFLEX®). Our December 2020 acquisition of BioSpecifics eliminated this third-party relationship, which had the effect of reducing royalty payments recognized in Cost of revenues. The BioSpecifics acquisition also eliminated certain milestones and royalties we may otherwise have been required to pay for potential future indications of products or product candidates containing CCH, including those associated with our plantar fibromatosis development program.

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
The in-process research and development assets noted in the table above were expensed on the acquisition date and are included in Acquired in-process research and development in the Consolidated Statements of Operations. The Company concluded that the consideration allocable to developed technology acquired represented incremental costs associated with the Company’s existing XIAFLEX® and QWO® intangible assets (the Existing Intangible Assets). The Existing Intangible Assets were acquired by the Company as part of its acquisition of Auxilium Pharmaceuticals, Inc. (Auxilium), accounted for as a business combination at fair value during 2015. Auxilium had a pre-existing development and license agreement with BioSpecifics. The following table summarizes changes to the gross carrying amount, accumulated amortization and net book amount of the Existing Intangible Assets and the new intangible assets resulting from the BioSpecifics acquisition (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Amount
Asset balances immediately prior to BioSpecifics acquisition	$1,580,600	$(725,123)	$855,477
Additional costs incurred in connection with BioSpecifics acquisition	673,796	—	673,796
Asset balances immediately following BioSpecifics acquisition	$2,254,396	$(725,123)	$1,529,273

Prior to the BioSpecifics acquisition, the Company had been amortizing the Existing Intangible Assets over their respective useful lives, which were the periods over which the assets were expected to contribute directly or indirectly to the future cash flows of the Company. The BioSpecifics acquisition significantly impacted the timing and amount of estimated future cash flows from sales of XIAFLEX® and QWO® and, therefore, the Company considered the acquisition to be a triggering event to remeasure the expected useful lives of the XIAFLEX® and QWO® intangible assets. Immediately following the BioSpecifics acquisition, the Company determined that the weighted average useful life for the XIAFLEX® and QWO® intangible assets was approximately 13.6 years from the closing date of the BioSpecifics acquisition and, accordingly, the Company began to amortize the corresponding intangible assets prospectively on a straight-line basis over their then-anticipated useful lives, which approximated the periods of economic benefits expected to be realized from future cash flows from sales of XIAFLEX® and QWO®. The Company’s accounting for these intangible assets has since been affected by certain subsequent developments, including the Company’s plans announced in December 2022 that it would be ceasing the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration. Refer to Note 5. Restructuring for additional information.
Nevakar Agreements
In May 2022, we announced that our EVL subsidiary had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the 2022 Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Consolidated Statements of Operations.
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
In August 2022, within the ongoing bankruptcy proceedings, EVL filed an adversary proceeding (the Nevakar Litigation) against Nevakar, Inc. and Nevakar Injectables Inc. (collectively, Nevakar) to enforce: (i) a 2018 development, license and commercialization agreement (the 2018 Nevakar Agreement) and (ii) the 2022 Nevakar Agreement. In September 2022, Nevakar filed counterclaims against EVL. In December 2022, EVL and Nevakar reached a settlement with respect to the Nevakar Litigation (the Nevakar Settlement) subject to Bankruptcy Court approval. The Nevakar Settlement provided for the amendment of the 2018 Nevakar Agreement to revoke EVL’s license of two products covered by the 2018 Nevakar Agreement, modify EVL’s license to the remaining three products covered by the 2018 Nevakar Agreement to reduce the royalty owed to Nevakar, terminate any obligations of EVL to make payments to Nevakar upon achievement of contingent milestones and eliminate Nevakar’s ability to terminate the remaining licenses for EVL’s breach or material breach. The Nevakar Settlement also provided that EVL and Nevakar would agree to a mutual release of certain claims under both the 2018 Nevakar Agreement and the 2022 Nevakar Agreement. The Nevakar Settlement was approved by the Bankruptcy Court in January 2023. The Nevakar Settlement had no effect on our Consolidated Financial Statements in 2022; we are currently evaluating how the Nevakar Settlement will be accounted for in 2023.
TLC Agreement
In June 2022, we announced that our EVL subsidiary had entered into an agreement with TLC to commercialize TLC599 (the TLC Agreement). We are accounting for the agreement as an asset acquisition. TLC599 is an injectable compound in Phase 3 development for the treatment of osteoarthritis knee pain.
Under the terms of the TLC Agreement, TLC is primarily responsible for the development of the product and we are primarily responsible for obtaining regulatory approval and for commercialization of the product in the U.S. Upon receipt of regulatory approval, if obtained, we will have exclusive rights to manufacture, market, sell and distribute the product in the U.S.
During the second quarter of 2022, we made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Consolidated Statements of Operations. TLC is also eligible to receive: (i) payments of up to an additional $110.0 million based on the achievement of certain development, regulatory and manufacturing milestones related to the initial indication for the treatment of osteoarthritis knee pain; (ii) payments of up to an additional $30.0 million based on the achievement of certain development and regulatory milestones related to certain potential future indications; (iii) payments of up to an additional $500.0 million based on the achievement of certain commercial milestones; and (iv) tiered royalties based on net sales of TLC599 in the U.S. Unless terminated earlier or extended, the term of the TLC Agreement generally extends until the 20-year anniversary of the first commercial sale of TLC599.
Pursuant to the terms of the TLC Agreement, we have deposited approximately $85.0 million of cash into a bank account which may be used to fund certain future obligations under the TLC Agreement or returned to us upon satisfaction of certain conditions. As further described in Note 7. Fair Value Measurements, this amount is considered restricted cash as of December 31, 2022 and is included in our Consolidated Balance Sheets at December 31, 2022 as Other assets.

In September 2022, we were informed by TLC of the top-line results from TLC’s Phase 3 clinical study to evaluate the efficacy and safety of TLC599 in patients with pain from osteoarthritis of the knee. While study participants treated with TLC599 showed improvement on the primary endpoint (change from baseline to week 12 on the WOMAC pain scale) consistent with the level of improvement reported in the previously conducted TLC599 Phase 2 clinical study, the difference compared to those receiving placebo was not statistically significant. Based on these data, we are evaluating options for TLC599 with TLC.
NOTE 13. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At December 31, 2022, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
Certain of our other income-generating contracts, including license and collaboration agreements, may result in contract assets and/or contract liabilities. For example, we may recognize contract liabilities upon receipt of certain upfront and milestone payments from customers when there are remaining performance obligations.
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	December 31, 2022	December 31, 2021	$ Change	% Change
Contract assets (1)	$8,193	$13,005	$(4,812)	(37)%
Contract liabilities (2)	$4,099	$4,663	$(564)	(12)%
__________
(1)At December 31, 2022 and December 31, 2021, approximately $1.5 million and $2.8 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets. The net decrease in contract assets during the year ended December 31, 2022 primarily relates to: (i) reclassifications of certain amounts to receivables as a result of rights to consideration becoming unconditional and (ii) net changes in estimates with respect to amounts of consideration expected to be received from sales of certain intellectual property rights.
(2)At December 31, 2022 and December 31, 2021, approximately $0.6 million and $0.6 million, respectively, of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the year ended December 31, 2022, approximately $0.6 million of revenue was recognized that was included in the contract liability balance at December 31, 2021.
During the year ended December 31, 2022, we recognized revenue of $11.9 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Trade accounts payable	$109,033	$123,129
Returns and allowances	160,619	183,116
Rebates	167,516	150,039
Chargebacks	920	2,617
Other sales deductions	6,197	2,500
Accrued interest	68	106,735
Accrued payroll and related benefits	95,666	90,029
Accrued royalties and other distribution partner payables	24,072	58,422
Acquisition-related contingent consideration—current	—	5,748
Other (1)	123,092	114,563
Total	$687,183	$836,898
__________
(1)Amounts include a wide variety of accrued expenses, the most significant of which relate to accrued legal and other professional fees.
The amounts in the table above do not include amounts classified as Liabilities subject to compromise in our Consolidated Balance Sheets. Refer to Note 2. Bankruptcy Proceedings for additional information about Liabilities subject to compromise.
NOTE 15. DEBT
The following table presents information about the Company’s total indebtedness at December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)	Effective Interest Rate	Principal Amount	Carrying Amount
7.25% Senior Notes due 2022		$—	$—	7.25%	$8,294	$8,294
5.75% Senior Notes due 2022		—	—	5.75%	172,048	172,048
5.375% Senior Notes due 2023	5.38%	6,127	6,127	5.62%	6,127	6,111
6.00% Senior Notes due 2023	6.00%	56,436	56,436	6.28%	56,436	56,203
5.875% Senior Secured Notes due 2024	6.88%	300,000	286,375	6.14%	300,000	297,928
6.00% Senior Notes due 2025	6.00%	21,578	21,578	6.27%	21,578	21,413
7.50% Senior Secured Notes due 2027	8.50%	2,015,479	1,894,774	7.70%	2,015,479	1,997,777
9.50% Senior Secured Second Lien Notes due 2027	9.50%	940,590	940,590	9.68%	940,590	933,330
6.00% Senior Notes due 2028	6.00%	1,260,416	1,260,416	6.11%	1,260,416	1,252,667
6.125% Senior Secured Notes due 2029	7.13%	1,295,000	1,230,799	6.34%	1,295,000	1,278,718
Term Loan Facility	13.50%	1,975,000	1,871,894	6.12%	1,985,000	1,947,633
Revolving Credit Facility	11.00%	277,200	265,728	2.63%	277,200	277,200
Total (3)		$8,147,826	$7,834,717		$8,338,168	$8,249,322
__________
(1)As noted below, beginning on the Petition Date, we ceased recognition of interest expense related to all of our debt instruments and began to incur “adequate protection payments” (further discussed below) related to our First Lien Debt Instruments (representing all of our debt instruments except for our senior unsecured notes and the 9.50% Senior Secured Second Lien Notes due 2027). The December 31, 2022 “effective interest rates” included in the table above represent the rates in effect on such date used to calculate: (i) future adequate protection payments related to our First Lien Debt Instruments and (ii) future contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and, with respect to our First Lien Debt Instruments, without consideration of any reductions related to adequate protection payments made through such date.
(2)The December 31, 2022 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments. During the third quarter of 2022, in accordance with ASC 852, we adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Consolidated Statements of Operations) $89.2 million of previously-deferred and unamortized costs associated with these instruments. The December 31, 2022 carrying amounts of our First Lien Debt Instruments also reflect reductions for certain adequate protection payments made since the Petition Date, as further discussed herein.

(3)As of December 31, 2022, the entire carrying amount our debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the Liabilities subject to compromise line in the Consolidated Balance Sheets. As of December 31, 2021, $200.3 million of the carrying amount of our debt is classified as a current liability and is included in the Current portion of long-term debt line in the Consolidated Balance Sheets. The remaining carrying amount of our debt as of December 31, 2021 is included in the Long-term debt, less current portion, net line in the Consolidated Balance Sheets.
General Information
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at December 31, 2022. The obligations under: (i) the 5.875% Senior Secured Notes due 2024; (ii) the 7.50% Senior Secured Notes due 2027; (iii) the 6.125% Senior Secured Notes due 2029; and (iv) the Credit Agreement and related loan documents are secured on a pari passu basis by a first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $4.9 billion and $8.0 billion at December 31, 2022 and December 31, 2021, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement, which immediately following the March 2021 Refinancing Transactions provided for: (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities).
Current amounts outstanding as of December 31, 2022 under the Credit Facilities are set forth in the table above.
Principal payments on the Term Loan Facility equal to 0.25% of the initial $2,000.0 million principal amount are generally payable quarterly, beginning on June 30, 2021 and extending until the Term Loan Facility’s maturity date in March 2028, at which time the remaining principal amount outstanding is payable. Based on the Company’s borrowings under the Revolving Credit Facility outstanding at December 31, 2022, $74.6 million generally matures in 2024, with the remainder generally maturing in 2026.
Borrowings under the Revolving Credit Facility bear interest, at the borrower’s election, at a rate per annum equal to: (i) an applicable margin between 1.50% and 3.00% depending on the Company’s Total Net Leverage Ratio plus the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) an applicable margin between 0.50% and 2.00% depending on the Company’s Total Net Leverage Ratio plus the Alternate Base Rate (as defined in the Credit Agreement). In addition, borrowings under our Term Loan Facility bear interest, at the borrower’s election, at a rate per annum equal to: (i) 5.00% plus the Adjusted LIBO Rate, subject to a London Interbank Offered Rate (LIBOR) floor of 0.75%, or (ii) 4.00% plus the Alternate Base Rate, subject to an Alternate Base Rate floor of 1.75%. Interest on these instruments is generally payable at the end of each interest period but at least every three months.
The foregoing summary, which does not purport to be complete, is based on the terms of the Credit Agreement. Refer to the “Covenants, Events of Default and Bankruptcy-Related Matters” section below for a discussion of the effects of the ongoing bankruptcy proceedings and the related event of default on the Credit Facilities.
Senior Notes and Senior Secured Notes
The various senior notes and senior secured notes outstanding as of December 31, 2022 generally mature between 2023 and 2029. Interest on these notes is generally payable semiannually in arrears. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein. The foregoing summary, which does not purport to be complete, is based on the terms of the indentures governing our various senior notes and senior secured notes. Refer to the “Covenants, Events of Default and Bankruptcy-Related Matters” section below for a discussion of the effects of the ongoing bankruptcy proceedings and the related event of default on our various senior notes and senior secured notes.
Covenants, Events of Default and Bankruptcy-Related Matters
The agreements relating to our outstanding indebtedness contain certain covenants and events of default.

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
On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.
As a result of the Chapter 11 Cases, since the Petition Date, we have not made, and we are not currently making, any scheduled principal or interest payments on the Credit Facilities or our various senior notes and senior secured notes. We are however making certain adequate protection payments as further discussed below. Additionally, as a result of the Chapter 11 Cases, all remaining commitments under the Revolving Credit Facility have been terminated.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. Because the Company has not yet obtained approval by the Bankruptcy Court regarding such transactions, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all secured and unsecured debt instruments have been classified as Liabilities subject to compromise in our Consolidated Balance Sheets as of December 31, 2022 and we ceased the recognition of interest expense related to these instruments as of the Petition Date. During 2022, we did not recognize approximately $231 million of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.
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

The rates in the foregoing bullet points, which are used to calculate any applicable adequate protection payments, are expressed as a percentage of the contractual principal amounts outstanding without consideration of any reductions related to adequate protection payments. On a cumulative basis through December 31, 2022, we made the following adequate protection payments pursuant to the Cash Collateral Order:
•$11.5 million with respect to the Revolving Credit Facility;
•$103.1 million with respect to the Term Loan Facility; and
•$198.5 million with respect to the applicable senior secured notes.
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
In addition to the terms described above, the Cash Collateral Order, among other things, establishes a budget for the Debtors’ use of cash collateral, establishes certain informational rights for the Debtors’ secured creditors and provides for the waiver of certain Bankruptcy Code provisions. The foregoing description of the Cash Collateral Order does not purport to be complete and is qualified in its entirety by reference to the Cash Collateral Order entered by the Bankruptcy Court in the Chapter 11 Cases.
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the years ended December 31, 2022, 2021 and 2020.
June 2020 Refinancing
In June 2020, the Company executed certain transactions (the June 2020 Refinancing Transactions) that included, among other things, the exchanges by certain of the Company’s wholly-owned subsidiaries of certain series of senior notes for certain newly issued senior secured notes and senior notes and $47.2 million in cash paid by the Company. The June 2020 Refinancing Transactions were accounted for as debt modifications. Following the June 2020 Refinancing Transactions, previously deferred and unamortized amounts associated with the old notes exchanged began to be amortized over the respective terms of the new notes; this continued until the initiation of our bankruptcy proceedings during the third quarter of 2022, at which time the remaining unamortized costs were expensed as Reorganization items, net in the Consolidated Statements of Operations. In connection with the June 2020 Refinancing Transactions, we incurred fees to third parties of approximately $31.1 million, substantially all of which were charged to expense during the second quarter of 2020 and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
August 2020 Tender Offer
In August 2020, the Company repurchased and retired approximately $10 million in aggregate principal of 5.75% Senior Notes due 2022 pursuant to a tender offer.
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

The $2,000.0 million portion of the Term Loan Refinancing associated with the new term loan was accounted for as a debt modification, while the $1,295.0 million portion associated with the new notes issued was accounted for as an extinguishment. During the first quarter of 2021, in connection with the Term Loan Refinancing, $7.8 million of deferred and unamortized costs associated with the Existing Term Loans, representing the portion associated with the extinguishment, was charged to expense and is included in the Loss on extinguishment of debt line item in the Consolidated Statements of Operations. The Company also incurred an additional $56.7 million of new costs and fees, of which: (i) $29.2 million and $17.6 million were initially deferred to be amortized as interest expense over the terms of the Term Loan Facility and the newly issued 6.125% Senior Secured Notes due 2029, respectively; (ii) $6.0 million was considered debt extinguishment costs and was charged to expense in the first quarter of 2021 and is included in the Loss on extinguishment of debt line item in the Consolidated Statements of Operations; and (iii) $3.9 million was considered debt modification costs and was charged to expense in the first quarter of 2021 and is included in the Selling, general and administrative expense line item in the Consolidated Statements of Operations. The deferred amounts were being amortized as interest expense until the initiation of our bankruptcy proceedings during the third quarter of 2022, at which time the remaining unamortized costs were expensed as Reorganization items, net in the Consolidated Statements of Operations.
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
Maturities
As noted above, the initiation of our bankruptcy proceedings constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. The following table presents, as of December 31, 2022, for each of the five fiscal years subsequent to December 31, 2022, the stated maturities on our long-term debt that would have been applicable if not for such acceleration (in thousands):

Maturities (1)
2023	$82,563
2024 (2)	$394,600
2025	$41,578
2026 (2)	$222,600
2027	$2,976,069
__________
(1)The terms of the Credit Agreement provide that certain amounts borrowed pursuant to the Credit Facilities could mature prior to their scheduled maturity date if certain of our senior notes are not refinanced or repaid prior to the date that is 91 days prior to the respective stated maturity dates thereof. The amounts in this maturities table do not reflect any potential early repayments or refinancings.
(2)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at December 31, 2022, $74.6 million would have matured in 2024, with the remainder maturing in 2026.
As discussed above, as a result of the Chapter 11 Cases, since the Petition Date, we have not made, and we are not currently making, any scheduled principal or interest payments on the Credit Facilities or our various senior notes and senior secured notes. Therefore, the timing and amount of any future principal and interest payments is uncertain. The table above excludes $10.0 million of principal outstanding on our Term Loan Facility that, pursuant to the terms of the Credit Agreement, matured on or before December 31, 2022 but has not yet been paid as a result of the Chapter 11 Cases.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third-party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries’ products and semi-finished and finished goods, as well as certain packaging, labeling services, customer service support, warehouse and distribution services. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Under the terms of the U.S. Government Agreement, our Rochester facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (BSL) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense. Certain qualifying costs are eligible for reimbursement by the U.S. government under a cost share arrangement, generally within 30 days of us submitting requests for reimbursement. The Company must generally incur the costs before subsequently seeking reimbursement of qualifying costs from the U.S. government. Amounts reimbursed are subject to audit and may be recaptured by the U.S. government in certain circumstances.
Construction is currently in progress. During the year ended December 31, 2022, we incurred approximately $39.0 million of costs associated with the U.S. Government Agreement. Additional information about such costs is included below:
•Approximately $34.9 million has been capitalized and recorded as Property, plant and equipment, net in our Consolidated Balance Sheets as of December 31, 2022. We have also recorded deferred income of approximately $26.5 million, representing the reimbursable portion of the costs incurred, which is included in Other liabilities in our Consolidated Balance Sheets as of December 31, 2022.
•Approximately $1.0 million has been charged to expense during the year ended December 31, 2022, with the majority of such expense included within Selling, general and administrative expenses and Cost of revenues in our Consolidated Statements of Operations. This amount is net of approximately $3.1 million, representing the reimbursable portion of costs incurred.
Amounts included in our Consolidated Financial Statements as of and for the year ended December 31, 2021 were not material.
We currently estimate that between approximately one-quarter and one-third of our expected capital expenditures related to this agreement, as well as the corresponding reimbursements from the U.S. government, have occurred through December 31, 2022. We currently anticipate that facility readiness will occur in 2025, but there can be no assurance this will occur.
The new sterile fill-finish manufacturing assets will be available to support our future commercial operations, subject to the U.S. government’s conditional priority access and certain preferred pricing obligations under the U.S. Government Agreement. The U.S. government will have conditional priority access to the facility for an initial period of ten years from the completion of the expansion project, which could be extended in the future after good faith negotiation and on commercially reasonable terms and conditions. Specifically, the U.S. government (or a third-party U.S. government supporting entity) will have priority access to utilize the new sterile fill-finish manufacturing assets for the production of a medical countermeasure if a determination is made in writing by the Secretary of HHS that the priority access is needed to respond to a disease, health condition or other threat to the public health that causes a public health emergency or a credible risk of such an emergency. The U.S. Government Agreement also contemplates the establishment of separate supply agreements to be negotiated in good faith on mutually-acceptable commercially reasonable terms. Refer to Note 3. Summary of Significant Accounting Policies for additional information about our accounting for the U.S. Government Agreement.
Legal Proceedings and Investigations
We and certain of our subsidiaries are involved in various claims, legal proceedings and internal and governmental investigations (collectively, proceedings) arising from time to time, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection, tax and commercial matters. An adverse outcome in certain proceedings described herein could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are also subject to a number of matters that are not being disclosed herein because, in the opinion of our management, these matters are immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows.

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
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described herein. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
As of December 31, 2022, our accrual for loss contingencies totaled $820.8 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of December 31, 2022, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Consolidated Balance Sheets. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.
As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors, including litigants, may file proofs of claim evidencing such claims. While no bar date (deadline) for holders of claims to file proofs of claim has yet been set, the Debtors have filed a motion seeking Bankruptcy Court approval to establish such deadline. The motion has been adjourned to an undetermined date, and as a result, the proposed deadlines set forth in the motion are expected to be extended.
At the Debtors’ request, the Bankruptcy Court has appointed a future claims representative (FCR) in the Chapter 11 Cases. As further described in the applicable bankruptcy court filings, the FCR represents the rights of individuals who may in the future assert one or more claims against the Debtors or a successor of the Debtors’ businesses for personal injury based on the Debtors’ opioid, transvaginal mesh or ranitidine products, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, the claimant was unaware of the alleged injury, had a latent manifestation of the alleged injury or was otherwise unable to assert or incapable of asserting the claims based on the alleged injury.
Vaginal Mesh Matters
Since 2008, we and certain of our subsidiaries, including American Medical Systems Holdings, Inc. (AMS) (which subsequently converted to Astora Women’s Health Holdings, LLC and merged into Astora Women’s Health LLC (Astora)), have been named as defendants in multiple lawsuits in various state and federal courts in the U.S., and in the United Kingdom, Australia and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat POP and SUI. We have not sold such products since March 2016. Plaintiffs claim a variety of personal injuries, including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.

At various times from June 2013 through the Petition Date, the Company and/or certain of its subsidiaries entered into various Master Settlement Agreements (MSAs) and other agreements intended to resolve approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs have been subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs have provided for the creation of QSFs into which settlement funds are deposited, established participation requirements and allowed for a reduction of the total settlement payment in the event participation thresholds are not met. In certain circumstances, participation requirements or other conditions for payment were not satisfied prior to the Petition Date. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the year ended December 31, 2022 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual
Balance as of December 31, 2021	$78,402	$258,137
Cash received for reversionary interests, net of cash contributions to Qualified Settlement Funds	(367)	—
Cash distributions to settle disputes from Qualified Settlement Funds	(28,159)	(28,159)
Other cash distributions to settle disputes	—	(6,499)
Other (1)	463	(507)
Balance as of December 31, 2022 (2)	$50,339	$222,972
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
(2)As of December 31, 2022, this balance is classified as Liabilities subject to compromise in the Consolidated Balance Sheets.
Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Consolidated Statements of Operations.
As of December 31, 2022, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $50.3 million of which remains in the QSFs as of December 31, 2022. In light of the filing of petitions for relief under the Bankruptcy Code, we do not expect to make new payments under previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
As of the Petition Date, mesh personal injury claims against AMS and Astora became subject to the automatic stay applicable under the Bankruptcy Code, and stays on mesh litigation have been obtained in the United Kingdom and Australia. In certain other countries where no stay is in place, and in the event the stays in place were to be lifted, we will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests.
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

Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including EHSI, EPI, PPI, PPCI, Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, PSP LLC and in Canada, Paladin and EVL, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of February 27, 2023, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
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
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio; however, in April 2022, the Judicial Panel on Multidistrict Litigation issued an order suggesting that, based on the progress of the MDL, it would no longer transfer new cases filed in or removed to federal court to the MDL. Other cases are pending in various federal or state courts. Following the Petition Date, litigation activity against the Company and its subsidiaries ceased in nearly all pending cases as a result of the automatic stay and a November 2022 preliminary injunction order issued by the Bankruptcy Court. A similar cessation of litigation activity is in place in Canada.
In June 2020, the New York State Department of Financial Services (DFS) commenced an administrative action against the Company, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. In July 2021, DFS filed an amended statement of charges. The amended statement of charges alleges that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers. DFS seeks civil penalties for each allegedly fraudulent prescription as well as injunctive relief. In July 2021, EPI, EHSI, PPI and PPCI, among others, filed a petition in New York state court seeking to prohibit DFS from proceeding with its administrative enforcement action. In December 2021, DFS filed a motion to dismiss that petition, which the court granted in June 2022. The Company’s subsidiaries, among others, appealed that ruling in July 2022. Both the appeal and the DFS administrative matter were stayed following commencement of the Chapter 11 Cases.
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
Certain of the settlement agreements described above provide for injunctive relief. The RSA also provides for certain voluntary injunctive terms that bind the Debtors during the course of the bankruptcy proceedings and would apply to any purchaser of our opioid business in conjunction with the bankruptcy proceedings. The Bankruptcy Court also approved certain injunctive terms in connection with its November 2022 preliminary injunction against the continued litigation of opioid actions brought by public plaintiffs.
The Stalking Horse Bid provides for the establishment by the Purchaser of voluntary opioid trusts for the benefit of certain public, tribal and private opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In particular, under the RSA, the trusts would distribute up to a total of $550 million over ten years to eligible claimants that opt into the trust agreements by specified participation deadlines. Under the proposed public claimant opioid trust, states which previously reached settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received, net of the amounts allocated to them in the trust agreement and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. The Company would have no obligation or liability with respect to the voluntary trusts, which would be funded exclusively by the Purchaser. As previously noted, the Stalking Horse Bid is subject to higher or otherwise better bids from other parties and therefore there is no certainty regarding whether the proposed sale transaction to the Purchaser, and the funding of the voluntary opioid trusts by the Purchaser, will actually occur.

Although the proposed voluntary opioid trusts would be funded by the Purchaser, and not by the Company or any of its subsidiaries, we previously concluded that the proposed funding amount in the Stalking Horse Bid represented the best estimate of liability relating to the contingencies associated with various opioid claims against the Company and its subsidiaries. As such, during the third quarter of 2022, we recorded charges of approximately $419 million to adjust our aggregate opioid liability accrual to approximately $550 million based on the terms summarized above. As noted above, the Company and various key stakeholders have been engaged in mediation to attempt to resolve certain critical issues in the Chapter 11 Cases, including objections relating to the Sale. On March 3, 2023, the Debtors announced that, as a result of the mediation process, the Ad Hoc First Lien Group (and Stalking Horse Bidder) had reached certain resolutions in principle with both the unsecured creditors’ committee and opioid claimants’ committee appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, which remain subject to definitive documentation, are supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amounts for the proposed voluntary private opioid trust. Accordingly, during the fourth quarter of 2022, we recorded additional charges of approximately $34 million to increase our aggregate opioid liability accrual to approximately $584 million. The Company believes this modified proposed funding amount represents the best estimate of liability relating to the contingencies associated with various opioid claims against the Company and its subsidiaries. The mediation remains ongoing and could result in additional terms or transactions in the future that may result in further adjustments to our estimated aggregate opioid liability accrual.
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
Various state attorneys general have served subpoenas and/or CIDs on EHSI and/or EPI. Some of these state attorneys general subsequently filed lawsuits against the Company and/or its subsidiaries and/or have indicated their support for the opioid trusts described above. To the extent any state attorney general investigations are continuing, we are cooperating with them.
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

The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including third-party payers pursuing class action claims, appealed the dismissal orders to the U.S. Court of Appeals for the Eleventh Circuit. In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. In November 2021, the MDL court issued a final judgment as to PPI and other generic defendants. Certain MDL plaintiffs appealed the July 2021 dismissal order and/or the November 2021 judgment. In December 2022, the MDL court granted summary judgment in favor of the remaining branded manufacturer defendants, holding that plaintiffs had failed to provide sufficient evidence of causation.
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
The various complaints and amended complaints generally assert claims under federal and/or state antitrust law, state consumer protection statutes and/or state common law, and generally seek damages, treble damages, civil penalties, disgorgement, declaratory and injunctive relief, costs and attorneys’ fees. Some claims are based on alleged product-specific conspiracies; other claims allege broader, multiple-product conspiracies. Under their overarching conspiracy theories, plaintiffs generally seek to hold all alleged participants in a particular conspiracy jointly and severally liable for all harms caused by the alleged conspiracy, not just harms related to the products manufactured and/or sold by a particular defendant.
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
In May 2018, we and our subsidiary PPCI each received a CID from the DOJ in relation to an FCA investigation concerning whether generic pharmaceutical manufacturers engaged in price-fixing and market allocation agreements, paid illegal remuneration and caused the submission of false claims. We are cooperating with the investigation.

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
Beginning in May 2018, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI, EPI and/or us, as well as other pharmaceutical companies, alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Exforge® (amlodipine/valsartan). Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In September 2018, the putative class plaintiffs stipulated to the dismissal without prejudice of their claims against EPI and us; the retailer plaintiffs later did the same. PPI filed a partial motion to dismiss certain claims in September 2018; the court granted the motion in August 2019. In March 2022, the putative class plaintiffs filed motions for class certification. In May 2022, defendants filed motions for summary judgment. As of the Petition Date, the claims against PPI became subject to the automatic stay. In January 2023, certain direct purchaser plaintiffs dismissed their claims against PPI, EPI and us with prejudice and, in February 2023, certain indirect purchaser plaintiffs agreed to do the same.
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

Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; Aetna Inc. filed a similar case in May 2022 in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action. As of the Petition Date, the claims against PPI became subject to the automatic stay. In December 2022, the California state court overseeing the Aetna action granted the motion to quash for lack of personal jurisdiction and, in January 2023, Aetna filed an amended complaint that did not name PPI as a defendant.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022. Briefing on the appeal has not been stayed and is expected to conclude in April 2023.
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
Securities Litigation
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and DFS’s administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. In November 2020, the plaintiffs filed an amended complaint that among other things added Matthew J. Maletta as a defendant. In January 2021, the defendants filed a motion to dismiss, which the court granted in August 2021. In November 2021, the plaintiffs filed a second amended complaint, which among other things added allegations about discovery issues in certain opioid-related lawsuits. In January 2022, the defendants moved to dismiss the second amended complaint. As of the Petition Date, the claims against the Company became subject to the automatic stay. In August 2022, the court granted the motion and dismissed the case with prejudice. The automatic stay does not apply to the individual defendants, and the plaintiffs’ time to appeal the ruling as to those defendants has run.
Similar matters may be brought by others. We are unable to predict the outcome of any such matters or to estimate the possible range of any losses that could be incurred. Adjustments to our overall liability accrual may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Miscellaneous Government Investigations
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

Patent Matters
Beginning in April 2018, PSP LLC and PPI received notice letters from Eagle and other companies advising of the filing by such companies of ANDAs/NDAs for generic versions of VASOSTRICT® (vasopressin IV solution (infusion)) 20 units/ml and/or 200 units/10 ml. Beginning in May 2018, PSP LLC, PPI and EPIC filed lawsuits against Eagle and other generic filers in the U.S. District Court for the District of Delaware or New Jersey. We reached settlements and voluntarily dismissed the suits against many of these filers. The remaining Delaware cases against Eagle and Amneal Pharmaceuticals LLC were consolidated and a trial was held in July 2021. In August 2021, the court issued an opinion holding that Eagle’s proposed generic product would not infringe PPI’s asserted patent claims. The court made no finding regarding the validity of the patents. We appealed the ruling. In August 2022, the Federal Circuit affirmed the District of Delaware’s decision: (i) that Eagle’s proposed generic product would not infringe PPI’s asserted patent claims and (ii) denying the issuance of a declaratory judgment that Eagle’s planned sale of generic product would infringe under 35 U.S.C. § 271(a) and (b).
During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® 20 units/ml were launched, beginning with Eagle’s generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. This competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In March 2022, PSP LLC, PPI and EPIC received a notice letter from Cipla Limited (Cipla) advising of its filing of an ANDA for generic versions of VASOSTRICT® (vasopressin injection) for IV use 40 units/100 ml and 60 units/100 ml. In May 2022, PSP LLC and PPI filed a complaint against Cipla in the U.S. District Court for the District of New Jersey, which triggered a 30-month stay of FDA approval of Cipla’s ANDA; that stay expires in September 2024. In January 2023, PSP LLC, PPI and EPIC received another notice letter from Cipla advising of its ANDA filing for a generic version of VASOSTRICT® (vasopressin injection) for IV use 20 units/100 ml. In February 2023, PSP LLC and PPI filed a complaint against Cipla concerning this ANDA in the U.S. District Court for the District of New Jersey. The 30-month stay on FDA approval of Cipla’s 20 units/100 ml ANDA expires in July 2025.
In January 2023, PSP LLC, PPI and EPIC received a notice letter from Baxter Healthcare Corporation pursuant to 505(b)(3)(B)-(D) of the FFDCA of its NDA submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths.
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
NOTE 17. OTHER COMPREHENSIVE (LOSS) INCOME
During the years ended December 31, 2022, 2021 and 2020, there were no tax effects allocated to any component of Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at December 31, 2022 and December 31, 2021 consist of Foreign currency translation loss.
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
Share Repurchase Program
Pursuant to Article 11 of the Company’s Articles of Association, the Company has broad shareholder authority to conduct ordinary share repurchases by way of redemptions. The Company’s authority to repurchase ordinary shares is subject to legal limitations, including restrictions imposed by the Bankruptcy Code and related rules and guidelines during the pendency of the Chapter 11 Cases, and the existence of sufficient distributable reserves. For example, the Companies Act requires Irish companies to have distributable reserves equal to or greater than the amount of any proposed ordinary share repurchase amount. In addition, our existing debt instruments restrict or prevent us from conducting ordinary share repurchases. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to conduct ordinary share repurchases. Unless we are able to generate sufficient distributable reserves or create distributable reserves by reducing our share premium account, we will not be able to repurchase our ordinary shares. As permitted by Irish Law and the Company’s Articles of Association, any ordinary shares redeemed shall be cancelled upon redemption.

The Board has approved the 2015 Share Buyback Program that authorizes the Company to redeem, in the aggregate, $2.5 billion of its outstanding ordinary shares. To date, the Company has redeemed and cancelled approximately 4.4 million of its ordinary shares under the 2015 Share Buyback Program for $250.0 million, not including related fees.
NOTE 19. SHARE-BASED COMPENSATION
Stock Incentive Plans
In June 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (the 2015 Plan), which has subsequently been amended, as approved by the Company’s shareholders, on multiple occasions. Under the 2015 Plan, stock options (including incentive stock options), stock appreciation rights, restricted stock awards, performance awards and other share- or cash-based awards may be issued at the discretion of the Compensation & Human Capital Committee of the Board from time to time. No ordinary shares are to be granted under previously approved plans, including the Company’s 2000, 2004, 2007, 2010 and Assumed Stock Incentive Plans. Any awards previously granted and outstanding under these prior plans remain subject to the terms of those prior plans.
At December 31, 2022, approximately 11.4 million ordinary shares were reserved for future grants under the 2015 Plan. As of December 31, 2022, stock options, restricted stock awards, PSUs, RSUs, long-term cash incentive awards and certain other cash-based awards have been granted under the stock incentive plans.
In February 2023, the Company filed post-effective amendments to its Form S-8 registration statements with respect to the 2015 Plan in order to deregister all remaining unissued securities.
Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. However, expense recognition differs in the case of certain PSUs where the ultimate payout is performance-based. For these awards, at each reporting period, the Company generally estimates the ultimate payout and adjusts the cumulative expense based on its estimate and the percent of the requisite service period that has elapsed.
Presented below are the components of total share-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	2022	2021	2020
Selling, general and administrative expenses	$16,019	$23,400	$32,368
Research and development expenses	1,059	1,378	2,504
Cost of revenues	1,136	5,268	6,485
Total share-based compensation expense	$18,214	$30,046	$41,357
As of December 31, 2022, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards for which a grant date has been established as of December 31, 2022 amounted to $10.1 million.
Stock Options
From time to time, the Company grants stock options to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with the Company.
Although we have not granted employee stock options since 2018, previous grants have generally vested ratably, in equal amounts, over a three or four-year service period. As of December 31, 2022, stock options outstanding generally had expiration dates that extended ten years from the respective grant dates.
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

A summary of the activity for each of the years ended December 31, 2022, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2019	7,280,539	$18.93
Forfeited	(16,953)	$11.81
Expired	(347,000)	$35.56
Outstanding as of December 31, 2020	6,916,586	$18.11
Exercised	(82,331)	$7.55
Forfeited	(11,887)	$13.19
Expired	(438,454)	$40.76
Outstanding as of December 31, 2021	6,383,914	$16.70
Expired	(1,304,602)	$20.04
Outstanding as of December 31, 2022 (2)	5,079,312	$15.84	2.01	$—
Vested and expected to vest as of December 31, 2022 (2)	5,079,312	$15.84	2.01	$—
Exercisable as of December 31, 2022 (2)	5,079,312	$15.84	2.01	$—
__________
(1)The intrinsic value of a stock option is the excess, if any, of the closing price of the Company’s ordinary shares on the last trading day of the fiscal year over the exercise price. The aggregate intrinsic values presented in the table above represent sum of the intrinsic values of all corresponding stock options that are “in-the-money,” if any.
(2)On March 3, 2023, the Bankruptcy Court entered orders authorizing the Company to reject outstanding stock option agreements, restricted stock award agreements and performance award agreements.
The range of exercise prices for the above stock options outstanding at December 31, 2022 is from $7.55 to $86.54.
The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.1 million. There were no material tax benefits from stock option exercises realized during any of the periods presented above.
Restricted Stock Units and Performance Share Units
From time to time, the Company grants RSUs and PSUs to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with the Company.
As of December 31, 2022: (i) unvested RSUs were subject to three-year vesting periods, with ratable vesting on the first, second and third anniversaries of the respective grant dates, and (ii) unvested PSUs were subject to three-year service periods, after which the awards would vest in full (conditioned upon the achievement of performance and/or market conditions established by the Compensation & Human Capital Committee of the Board and certain continued employment conditions), with the actual number of shares awarded adjusted to between zero and 200% of the target award amount based upon the level of achievement of the performance criteria described below.
No PSUs were awarded in 2022. PSUs awarded in 2021 and 2020 were based upon two discrete measures: relative total shareholder return (TSR) and an adjusted free cash flow performance metric (FCF), each accounting for 50% of the PSUs upon issuance, with TSR performance being measured against the three-year TSR of a custom index of companies and FCF performance being measured against a target covering a three-year performance period. TSR is considered a market condition under applicable authoritative guidance, while FCF is considered performance condition.
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

A summary of our non-vested RSUs and PSUs for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Number of Shares	Aggregate Intrinsic Value (1)
Non-vested as of December 31, 2019	12,916,289
Granted	3,761,648
Forfeited	(824,299)
Vested	(5,513,359)
Non-vested as of December 31, 2020	10,340,279
Granted	4,483,385
Forfeited	(1,302,292)
Vested	(5,380,262)
Non-vested as of December 31, 2021	8,141,110
Granted	280,373
Forfeited	(1,116,960)
Vested	(2,324,696)
Non-vested as of December 31, 2022 (2)	4,979,827	$348,588
Vested and expected to vest as of December 31, 2022 (2)	4,751,674	$332,617
__________
(1)The aggregate intrinsic values presented in the table above were calculated by multiplying the closing price of the Company’s ordinary shares on the last trading day of the fiscal year by the corresponding quantities above.
(2)On March 3, 2023, the Bankruptcy Court entered orders authorizing the Company to reject outstanding stock option agreements, restricted stock award agreements and performance award agreements. In connection with the rejection of these agreements, the Company currently expects to recognize any remaining unrecognized compensation cost associated with these agreements during the first quarter of 2023.
As of December 31, 2022, the weighted average remaining requisite service period of the units presented in the table above was 0.8 years and the corresponding total remaining unrecognized compensation cost amounted to $3.5 million in the case of RSUs and $6.6 million in the case of PSUs.
The weighted average grant-date fair value of the units granted during the years ended December 31, 2022, 2021 and 2020 was $3.21, $7.39 and $5.54 per unit, respectively.
NOTE 20. OTHER INCOME, NET
The components of Other income, net for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Net gain on sale of business and other assets (1)	$(26,183)	$(4,516)	$(16,353)
Foreign currency (gain) loss, net (2)	(2,087)	1,253	2,466
Net loss (gain) from our investments in the equity of other companies (3)	378	453	(2,160)
Other miscellaneous, net (4)	(6,162)	(16,964)	(5,063)
Other income, net	$(34,054)	$(19,774)	$(21,110)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets including, in 2022 and 2021, assets associated with the sale transactions that are further discussed in Note 4. Discontinued Operations and Asset Sales.
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

The components of our Loss from continuing operations before income tax by geography for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
U.S.	$(2,429,315)	$4,792,852	$(375,262)
International	(458,787)	(5,339,455)	348,744
Total loss from continuing operations before income tax	$(2,888,102)	$(546,603)	$(26,518)
Income tax from continuing operations consists of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current:
U.S. Federal	$21,057	$13,649	$(108,866)
U.S. State	1,731	1,491	(434)
International	6,031	10,495	(1,124)
Total current income tax	$28,819	$25,635	$(110,424)
Deferred:
U.S. Federal	$(622)	$118	$(143,411)
U.S. State	1,065	(564)	(11,773)
International	(7,746)	(2,711)	(8,374)
Total deferred income tax	$(7,303)	$(3,157)	$(163,558)
Total income tax	$21,516	$22,478	$(273,982)
Tax Rate
A reconciliation of income tax from continuing operations at the U.S. federal statutory income tax rate to the total income tax provision from continuing operations for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Notional U.S. federal income tax provision at the statutory rate	$(606,502)	$(114,787)	$(5,569)
State income tax, net of federal benefit	(9,517)	6,750	(17,311)
U.S. tax reform impact	—	—	(129,599)
Uncertain tax positions	21,930	42,415	35,941
Residual tax on non-U.S. net earnings	(32,257)	(181,739)	(83,550)
Non-deductible goodwill impairment	385,459	76,230	7,490
Change in valuation allowance	306,497	495,565	(97,752)
Base erosion minimum tax	—	—	77,438
Non-deductible expenses	47,221	39,791	8,875
Executive compensation limitation	5,580	6,215	5,857
Equity based compensation	3,247	2,695	6,495
Financing activities (1)	73,629	(287,012)	(33,217)
Investment activities (2)	(178,018)	(68,943)	(44,964)
Other	4,247	5,298	(4,116)
Income tax	$21,516	$22,478	$(273,982)
__________
(1)The amount in 2022 primarily relates to non-deductible foreign currency adjustments on intercompany debt. The amount in 2021 primarily relates to a net tax benefit of approximately $1.2 billion related to non-taxable intercompany cancellation of indebtedness income, which was partially offset by a net tax expense of approximately $465 million related to non-deductible bad debt expense and a net tax expense of approximately $427 million related to non-deductible intercompany interest expense. The net tax benefit is fully offset by an increase to the valuation allowance.
(2)The amounts in 2022 and 2021 primarily relate to tax deductible losses associated with the investment in consolidated subsidiaries. The tax benefit is fully offset by an increase to the valuation allowance.
The change in income tax expense in 2022 compared to the 2021 income tax expense primarily relates to an increase in accrued interest on uncertain tax positions and changes in the geographic mix of pre-tax earnings. The change in income tax expense in 2021 compared to the 2020 income tax benefit primarily relates to the 2020 tax benefit for the CARES Act as discussed in more detail below and changes in deferred tax liabilities following the BioSpecifics acquisition during 2020.

On March 27, 2020, the CARES Act was enacted by the U.S. government in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2020, the Company recorded a discrete tax benefit in continuing operations of $129.6 million as a result of the change in the NOL carryback period.
Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of the net deferred income tax liability shown on the balance sheets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued expenses and reserves	$220,415	$144,573
Deferred interest deduction	421,552	347,501
Fixed assets, intangible assets and deferred amortization	560,257	512,584
Loss on capital assets	23,511	64,503
Net operating loss carryforward	9,214,688	9,258,122
Other	49,943	50,694
Research and development and other tax credit carryforwards	7,777	8,254
Total gross deferred income tax assets	$10,498,143	$10,386,231
Deferred tax liabilities:
Other	$(3,156)	$(8,586)
Investments	(107)	(124,311)
Intercompany notes	(72,286)	(104,530)
Total gross deferred income tax liabilities	$(75,549)	$(237,427)
Valuation allowance	(10,436,419)	(10,169,294)
Net deferred income tax liability	$(13,825)	$(20,490)
As of December 31, 2022, the Company had significant deferred tax assets for tax credits, net operating and capital loss carryforwards, net of unrecognized tax positions, as presented below (in thousands):

Jurisdiction	Amount	Begin to Expire
Ireland	$79,617	Indefinite
Luxembourg	$8,934,046	2034
U.S.:
Federal-ordinary losses	$19,105	2037
Federal-capital losses	$13,699	2023
Federal-tax credits	$14,081	2025
State-ordinary losses	$227,587	2023
State-capital losses	$11,871	2023
State-tax credits	$3,256	2037
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.

The Company has recorded a valuation allowance against certain jurisdictional NOL carryforwards and other tax attributes. As of December 31, 2022 and 2021, the total valuation allowance was $10,436.4 million and $10,169.3 million, respectively. During the years ended December 31, 2022 and 2021, the Company increased its valuation allowance by $267.1 million and $500.7 million, respectively, which was primarily driven by taxable losses in Luxembourg related to investments in consolidated subsidiaries. As previously disclosed, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements included in the Second-Quarter 2022 Form 10-Q. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.
As of December 31, 2022, the Company had the following significant valuation allowances (in thousands):

Jurisdiction	December 31, 2022
Ireland	$289,500
Luxembourg	$8,862,060
U.S.	$1,278,026
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of December 31, 2022. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. As a result of the bankruptcy filing, we have reassessed our historical indefinite reinvestment assertion with respect to undistributed earnings. Based on that reassessment, we have determined that the undistributed earnings of certain subsidiaries will continue to be indefinitely reinvested. Those entities for which we will continue to assert indefinite reinvestment have an accumulated earnings deficit as of December 31, 2022. No additional provision has been made for Irish and non-Irish income taxes on those undistributed earnings that we are not asserting indefinite reinvestment as no tax is expected to be incurred with respect to those earnings. A liability could arise if our intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
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

As of December 31, 2022, the Company had total UTPs, including accrued interest and penalties, of $646.4 million. If recognized in future years, $251.4 million of such amounts would impact the income tax provision and effective tax rate. As of December 31, 2021, the Company had total UTPs, including accrued interest and penalties, of $620.0 million. If recognized in future years, $241.0 million of such amounts would have impacted the income tax provision and effective tax rate. The following table summarizes the activity related to UTPs during the years ended December 31, 2022, 2021 and 2020 (in thousands):

Unrecognized Tax Positions Federal, State and Foreign Tax
UTP Balance at December 31, 2019	$486,481
Gross additions for current year positions	33,402
Gross reductions for prior period positions	(577)
Gross additions for prior period positions	16,914
Decrease due to lapse of statute of limitations	(7,033)
Currency translation adjustment	588
UTP Balance at December 31, 2020	$529,775
Gross additions for current year positions	36,662
Gross reductions for prior period positions	(702)
Gross additions for prior period positions	1,203
Decrease due to lapse of statute of limitations	(475)
Currency translation adjustment	(24)
UTP Balance at December 31, 2021	$566,439
Gross additions for current year positions	20,061
Decrease due to lapse of statute of limitations	(4,451)
Currency translation adjustment	(2,419)
UTP Balance at December 31, 2022	$579,630
Accrued interest and penalties	66,736
Total UTP balance including accrued interest and penalties	$646,366
The Company records accrued interest and penalties, where applicable, related to uncertain tax positions as part of the provision for income taxes. The cumulative accrued interest and penalties related to uncertain tax positions were $66.7 million and $53.6 million as of December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, the Company recognized net expense of $16.2 million associated with UTPs, primarily related to interest and penalties. During the year ended December 31, 2021, the Company recognized net expense of $10.6 million associated with UTPs, primarily related to interest and penalties. During the year ended December 31, 2020, the Company recognized a net benefit of $78.2 million as a reduction to our net UTP liability, primarily related to the CARES Act. At December 31, 2022, the Company’s UTP liability is included in the Consolidated Balance Sheets within Liabilities subject to compromise, Other liabilities and, where appropriate, as a reduction to Deferred tax assets. At December 31, 2021, the Company’s UTP liability is included in the Consolidated Balance Sheets within Other liabilities and, where appropriate, as a reduction to Deferred tax assets.
Our subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 5 years. Certain subsidiary tax returns are currently under examination by taxing authorities, including U.S. tax returns for the 2006 through 2018 tax years by the IRS.
It is expected that the amount of UTPs will change during the next 12 months; however, we do not currently anticipate any adjustments that would lead to a material impact on our results of operations or our financial position.

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
As of December 31, 2022, we may be subject to examination in the following major tax jurisdictions:

Jurisdiction	Open Years
Canada	2016 through 2022
India	2012 through 2022
Ireland	2016 through 2022
Luxembourg	2015 through 2022
U.S. - federal, state and local	2006 through 2022
Bankruptcy-Related Developments
In connection with our ongoing bankruptcy proceedings, the IRS has filed multiple proofs of claim against several of the Debtors. The total amount of the claims filed by the IRS, which relate to tax years ended 2006 through 2014, 2016 through 2018 and 2020 through 2021, is approximately $18.7 billion. A number of the claims are in respect of the same proposed tax liability but are filed against multiple subsidiary members of our U.S. consolidated tax groups. After excluding the repetitive claims filed to different members of our U.S. consolidated tax groups, the net claims are approximately $2.6 billion. We did not receive from the IRS calculations or support for the amount of the claims filed; however, through our discussions with the IRS following the submission of the claims, we understand that the claims primarily relate to the IRS’s challenges of our historic tax positions discussed above for certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. We disagree with the IRS’s claims and, if necessary, intend to contest any additional tax determined to be owed with respect to the claims.
NOTE 22. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Numerator:
(Loss) income from continuing operations	$(2,909,618)	$(569,081)	$247,464
Income (loss) from discontinued operations, net of tax	(13,487)	(44,164)	(63,520)
Net (loss) income	$(2,923,105)	$(613,245)	$183,944
Denominator:
For basic per share data—weighted average shares	234,840	232,785	229,314
Dilutive effect of ordinary share equivalents	—	—	4,339
For diluted per share data—weighted average shares	234,840	232,785	233,653

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
The following table presents, for the years ended December 31, 2022, 2021 and 2020, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts for the periods presented because to do so would have been antidilutive (in thousands):

	2022	2021	2020
Stock options	5,453	6,584	7,073
Stock awards	5,789	9,256	5,197
NOTE 23. CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements included in this Note represent the Condensed Combined Financial Statements of the Debtors only, which include Endo International plc and most of its wholly-owned subsidiaries, except for its Indian subsidiaries and certain subsidiaries associated with the Company’s former Astora business. These statements reflect the results of operations, financial position and cash flows of the combined Debtors, including certain amounts and activities between Debtors and Non-Debtor Affiliates of the Company that are eliminated in the Consolidated Financial Statements.

CONDENSED COMBINED BALANCE SHEETS
(Dollars in thousands)

December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$991,901
Restricted cash and cash equivalents	59,358
Accounts receivable, net	478,889
Inventories, net	241,349
Prepaid expenses and other current assets	111,807
Income taxes receivable	7,038
Receivables from Non-Debtor Affiliates	94,608
Total current assets	$1,984,950
PROPERTY, PLANT AND EQUIPMENT, NET	233,114
OPERATING LEASE ASSETS	23,200
GOODWILL	1,352,011
OTHER INTANGIBLES, NET	1,732,935
INVESTMENTS IN NON-DEBTOR AFFILIATES	50,001
RECEIVABLES FROM NON-DEBTOR AFFILIATES	240,002
OTHER ASSETS	126,494
TOTAL ASSETS	$5,742,707
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$654,414
Current portion of operating lease liabilities	230
Income taxes payable	10
Payables to Non-Debtor Affiliates	20,162
Total current liabilities	$674,816
DEFERRED INCOME TAXES	13,479
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	994
OTHER LIABILITIES	37,367
LIABILITIES SUBJECT TO COMPROMISE	9,168,782
TOTAL DEFICIT	(4,152,731)
TOTAL LIABILITIES AND DEFICIT	$5,742,707

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Dollars in thousands)

2022
TOTAL REVENUES, NET	$2,321,426
COSTS AND EXPENSES:
Cost of revenues	1,106,855
Selling, general and administrative	764,768
Research and development	137,851
Acquired in-process research and development	68,700
Litigation-related and other contingencies, net	478,722
Asset impairment charges	2,137,107
Acquisition-related and integration items, net	408
Interest expense, net	345,593
Reorganization items, net	202,978
Other income, net	(13,409)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(2,908,147)
INCOME TAX EXPENSE	17,721
LOSS FROM CONTINUING OPERATIONS	$(2,925,868)
DISCONTINUED OPERATIONS, NET OF TAX	(13,468)
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(2,939,336)
EQUITY IN INCOME OF NON-DEBTOR AFFILIATES, NET OF TAX	22,671
NET LOSS	$(2,916,665)

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

2022
NET LOSS	$(2,916,665)
OTHER COMPREHENSIVE LOSS:
Net unrealized loss on foreign currency	$(10,496)
Total other comprehensive loss	$(10,496)
COMPREHENSIVE LOSS	$(2,927,161)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

2022
OPERATING ACTIVITIES:
Net cash provided by operating activities (1)	$209,523
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(43,743)
Capitalized interest payments	(3,140)
Proceeds from the U.S. Government Agreement	18,635
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(90,320)
Proceeds from sale of business and other assets, net	41,400
Proceeds from loans made to Non-Debtor Affiliates	2,355
Disbursements for loans made to Non-Debtor Affiliates	(51,486)
Net cash used in investing activities	$(126,299)
FINANCING ACTIVITIES:
Repayments of notes	(180,342)
Repayments of term loans	(10,000)
Adequate protection payments	(313,109)
Repayments of other indebtedness	(6,062)
Payments for contingent consideration	(2,462)
Payments of tax withholding for restricted shares	(1,898)
Net cash used in financing activities	$(513,873)
Effect of foreign exchange rate	(1,790)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(432,439)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,568,698
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,136,259
__________
(1)The difference between the amount of Net cash provided by operating activities included in the table above and the amount of Net cash provided by operating activities included in the Consolidated Statements of Cash Flows for the same period primarily relates to the fact that the table above: (i) excludes the operating cash flows of our Non-Debtor Affiliates, which are included in the Consolidated Statements of Cash Flows, and (ii) includes the effects of the operating cash flows of the Debtors with the Non-Debtor Affiliates, which are eliminated in the Consolidated Statements of Cash Flows.
NOTE 24. SAVINGS AND INVESTMENT PLAN AND DEFERRED COMPENSATION PLANS
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
Costs incurred for contributions made by the Company to the Endo 401(k) Plan amounted to $6.5 million, $7.6 million and $7.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.