Form 10-K/A
period 2022-12-31
Endo International plc
filed 2023-04-28
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of February 27, 2023 was 235,219,612.

Auditor Name	Auditor Location	Auditor Firm ID
PricewaterhouseCoopers LLP	Philadelphia, Pennsylvania	238

EXPLANATORY NOTE
Endo International plc (the Registrant) is filing this Amendment No. 1 on Form 10-K/A (the Amendment) to its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 6, 2023 (the Original Filing) in order to include the information required by Part III of Form 10-K that was not included in the Original Filing.
In addition, certain exhibits, including currently-dated certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022, are attached hereto. Accordingly, Item 15 of Part IV has also been included in the Amendment to reflect the filing of these exhibits. Because financial statements have not been included in the Amendment and the Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K: (i) paragraphs 3, 4 and 5 of the aforementioned certifications have been omitted and (ii) the Registrant is not attaching currently-dated certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Except where indicated herein, the Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way the disclosures contained therein.
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Information about our Directors
The following table sets forth, as of April 12, 2023, information about the members of our Board of Directors (Board):

Name	Age	Position and Offices
Mark G. Barberio	60	Chairman of the Board of Directors
Jennifer M. Chao	53	Director
Blaise Coleman	49	Director, President and Chief Executive Officer
Shane M. Cooke	60	Director
Nancy J. Hutson, Ph.D.	73	Director
Michael Hyatt	77	Director
William P. Montague	76	Director
M. Christine Smith, Ph.D.	58	Director
Mark G. Barberio was appointed to the Board of Directors in February 2020 and in June 2021, was appointed as independent, non-executive Chairman of the Board of Directors. Mr. Barberio is Chair of Endo’s Strategic Planning Committee and is a member of Endo’s Audit & Finance Committee, Compensation & Human Capital Committee, Nominating, Governance & Corporate Responsibility Committee and Compliance Committee. Mr. Barberio has been a Principal of Markapital, LLC since 2013. Prior to then, Mr. Barberio held numerous leadership roles at Mark IV, LLC (now Dayco, LLC), most recently having served as a director from 2011 to 2013, Co-Chief Executive Officer from 2009 to 2013 and Chief Financial Officer from 2004 to 2013. Mr. Barberio currently serves as a director of Gibraltar Industries, Inc. since June 2018 and Life Storage, Inc. since January 2015, where he has been Non-Executive Chairman since May 2018. Previously, Mr. Barberio served as a director of Paragon Offshore Limited from July 2017 to April 2018 and Exide Technologies from April 2015 to October 2020. He is also a member of the Rochester Institute of Technology Board of Trustees, 100 Club of Buffalo - serving the needs of first responders, Buffalo Angels LLC and Rochester Angel Network and is a member of the National Association of Corporate Directors. He earned an M.B.A. from State University of New York at Buffalo and a B.S. in Business-Accounting from Rochester Institute of Technology. Mr. Barberio’s qualifications to serve on the Board of Endo include, among others, his significant knowledge in strategy development, finance, operational oversight, real estate, capital markets and investor relations stemming from his extensive executive- and board-level experience as chief executive officer, chief financial officer and chairman of the board.
Jennifer M. Chao was appointed to the Board of Directors in February 2021 and is a member of Endo’s Audit & Finance Committee and Compliance Committee. Prior to joining Endo, Ms. Chao served as Chairman of the Board of BioSpecifics Technologies Corp. (BioSpecifics) from October 2019 until its acquisition by Endo in December 2020, and served as Chair of BioSpecifics’ Compensation Committee and as a member of the Audit Committee, Strategy Committee, Intellectual Property Committee and Nominating and Corporate Governance Committee from 2015 to 2020. In March 2022, Ms. Chao was appointed to the Board of Directors of Cardiol Therapeutics Inc., where she serves as Chair of the Corporate Governance and Compensation Committee, and to the Board of Directors of Edesa Biotech, Inc., where she serves as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and Compensation Committee. Ms. Chao serves as strategic advisor to corporate leadership and boards through her advisory practice, CoreStrategies Management, LLC, focused on corporate strategy, long-range planning, stakeholder concerns and risk analysis. She also serves as a biotech/life sciences expert witness for corporate litigation. Previously, Ms. Chao was a Managing Director and Senior Lead Biotechnology Securities Analyst at Deutsche Bank, responsible for U.S. large- and small- to mid-cap biotechnology companies with global client coverage; known for differentiated fundamentals securities analysis and high visibility coverage of game changing technologies, paradigm shifting treatment algorithms and industry trends. Ms. Chao also served as a Managing Director and Senior Lead Biotechnology Analyst at RBC Capital Markets and VP, Senior Biotechnology Analyst at Leerink Swann & Co. Ms. Chao was a research fellow at Massachusetts General Hospital/Harvard Medical School, as a recipient of the BioMedical Research Career Award, and received her B.A. in Politics and Greek Classics from New York University. Ms. Chao’s qualifications to serve on the Board of Endo include, among others, her knowledge of the biotech and life sciences industries, board-level experience at publicly traded companies and financial and Wall Street experience.

Blaise Coleman was appointed President, Chief Executive Officer and a member of the Board of Directors, effective March 2020. He previously served as Executive Vice President and Chief Financial Officer since December 2016. He joined Endo in January 2015 as Vice President of Corporate Financial Planning & Analysis, and was then promoted to Senior Vice President, Global Finance Operations in November 2015. Prior to joining Endo, Mr. Coleman held a number of finance leadership roles with AstraZeneca, most recently as the Chief Financial Officer of the AstraZeneca/Bristol-Myers Squibb US Diabetes Alliance. Prior to that, he was the Head of Finance for the AstraZeneca Global Medicines Development organization based in Mölndal, Sweden. Mr. Coleman joined AstraZeneca in 2007 as Senior Director Commercial Finance for the US Cardiovascular Business. He joined AstraZeneca from Centocor, a wholly-owned subsidiary of Johnson & Johnson, where he held positions in both the Licenses & Acquisitions and Commercial Finance organizations. Mr. Coleman’s move to Centocor in early 2003 followed 7 years’ experience with the global public accounting firm, PricewaterhouseCoopers LLP. Mr. Coleman is a Certified Public Accountant; he holds a Bachelor of Science degree in accounting from Widener University and an M.B.A. from the Fuqua School of Business at Duke University. Mr. Coleman’s qualifications to serve on the Board of Endo include, among others, his executive leadership experience at pharmaceutical companies, extensive background in finance, business and strategic planning and in-depth knowledge of the Company, its businesses and management.
Shane M. Cooke has been a member of the Board of Directors since July 2014 and is Chair of Endo’s Audit & Finance Committee and is a member of Endo’s Compliance Committee. In March 2018, Mr. Cooke retired from Alkermes plc (Alkermes), most recently having served as its President since 2011, when Elan Drug Technologies (EDT) merged with Alkermes. Mr. Cooke was appointed to the board of directors of Alkermes in March 2018. From 2007 until 2011, he was head of EDT and Executive Vice President of Elan Corporation (Elan) and concurrently served as Chief Financial Officer of Elan from 2001 to 2011. Mr. Cooke was appointed director of Elan in 2005. Prior to joining Elan, he was Chief Executive and a founder of Pembroke Capital Limited. Mr. Cooke also previously held a number of senior positions in finance in the banking and aviation industries. He currently serves on the boards of directors of Alkermes and Prothena Corporation plc and previously served as Chairman of UDG Healthcare plc until August 2021. Mr. Cooke is a chartered accountant and a graduate of University College Dublin, Ireland. Mr. Cooke’s qualifications to serve on the Board of Endo include, among others, his extensive knowledge of the pharmaceutical industry, significant executive- and board-level experience at a publicly traded company and financial expertise and experience, including service as a chief financial officer of a public company.
Nancy J. Hutson, Ph.D. has been a member of the Board of Directors since the Company’s inception in February 2014 and is Chair of Endo’s Compliance Committee and a member of Endo’s Nominating, Governance & Corporate Responsibility Committee. Dr. Hutson retired from Pfizer, Inc. (Pfizer) in 2006 after spending 25 years in various research and leadership positions, most recently serving as Senior Vice President, Pfizer Global Research and Development and Director of Pfizer’s pharmaceutical R&D site, known as Groton/New London Laboratories. At Pfizer, she led 4,500 colleagues (primarily scientists) and managed a budget in excess of $1 billion. She is currently a director of BioCryst Pharmaceuticals, Inc., Clearside Biomedical, Inc. and PhaseBio Pharmaceuticals, Inc. Dr. Huston previously served as Director of Cubist Pharmaceuticals until 2015 and Inspire Pharmaceuticals, Inc. until 2011. From 2009 until February 2014, Dr. Hutson was a director of Endo Health Solutions Inc. Dr. Hutson owns and operates Standing Stones Farm in Ledyard, CT. Dr. Hutson holds a Bachelor of Arts degree from Illinois Wesleyan University and a Ph.D. degree from Vanderbilt University. Dr. Hutson’s qualifications to serve on the Board of Endo include, among others, her in-depth knowledge and understanding of the complex research, drug development and business issues facing pharmaceutical companies.
Michael Hyatt has been a member of the Board of Directors since the Company’s inception in February 2014 and is Chair of Endo’s Nominating, Governance & Corporate Responsibility Committee and a member of Endo’s Compensation & Human Capital Committee and Strategic Planning Committee. Mr. Hyatt is currently a Senior Advisor to Irving Place Capital. Until 2008, Mr. Hyatt was a Senior Managing Director of Bear Stearns & Co., Inc. Mr. Hyatt previously served as a Director of Schiff Nutrition International until 2012. From 2000 until February 2014, Mr. Hyatt was a director of Endo Health Solutions Inc. Mr. Hyatt holds a Bachelor of Arts degree from Syracuse University and a J.D. degree, from Emory University School of Law. Mr. Hyatt’s qualifications to serve on the Board of Endo include, among others, his leadership experience in the banking industries, in-depth knowledge of the Company and experience as a board member of a publicly traded company.
William P. Montague has been a member of the Board of Directors since the Company’s inception in February 2014 and is Chair of Endo’s Compensation & Human Capital Committee and a member of Endo’s Audit & Finance Committee and Strategic Planning Committee. Mr. Montague served as Chief Executive Officer of Mark IV Industries, Inc. from 2004 until his retirement in 2008 and as Director from 1996 until 2008. He joined Mark IV Industries in 1972 as Treasurer/Controller, serving as Vice President of Finance from 1974 to 1986, then Executive Vice President and Chief Financial Officer from 1986 to 1996 and then as President from 1996 to 2004. Mr. Montague also served as a director of Gibraltar Industries, Inc. from 1993 until 2022, including serving as Chairman of the Board from June 2015 until December 2021 and as Chairman Emeritus from January 2022 until May 2022. From 2013 until 2014, Mr. Montague served as a director of Allied Motion Technologies Inc. From 2009 until February 2014, Mr. Montague was a director of Endo Health Solutions Inc. Mr. Montague is a Certified Public Accountant; he holds a Bachelor of Science degree in accounting and an M.B.A. from Wilkes University. Mr. Montague’s qualifications to serve on the Board of Endo include, among others, his significant executive and leadership experience at manufacturing companies, including service as chief executive officer and membership on the board of directors of such companies, and financial expertise and experience, including service as a company’s chief financial officer.

M. Christine Smith, Ph.D. was appointed to the Board of Directors in July 2020 and is a member of Endo’s Compensation & Human Capital Committee and Nominating, Governance & Corporate Responsibility Committee. Since November 2020, Dr. Smith has served as Senior Managing Director at Accenture. From 2017 to 2020, she served as the Global Vice President for Inclusion and Diversity at Apple. In 2017, prior to joining Apple, Dr. Smith served as interim head of human resources at Grail, a start-up cancer detection company, where she was responsible for creating the human resources function and accelerating talent acquisition and growth. From 2001 to 2017, Dr. Smith held various leadership roles within Deloitte, including Regional Managing Partner and head of the human capital and life sciences practices. Between 2010 and 2017, she was a member of Deloitte’s executive leadership team, responsible for defining and implementing the firm’s strategy and business, operations and international expansion plans for both industry sectors through a period of accelerated growth and expansion within the BRIC countries and the EMEA region. Dr. Smith holds a Bachelor of Arts from Loyola College in Baltimore, a Masters in Social Work from Rutgers University and a Doctorate from New York University. Dr. Smith’s qualifications to serve on the Board of Endo include, among others, her extensive knowledge of the life sciences industry and significant strategy development, leadership, data and analytics, and mergers and acquisitions experience.
Information about our Executive Officers
The following table sets forth, as of April 12, 2023, information about our executive officers:

Name	Age	Position and Offices
Blaise Coleman	49	President and Chief Executive Officer
Patrick Barry	55	Executive Vice President and President, Global Commercial Operations
Mark T. Bradley	54	Executive Vice President and Chief Financial Officer
Matthew J. Maletta	52	Executive Vice President, Chief Legal Officer and Company Secretary
James P. Tursi, M.D.	58	Executive Vice President, Global Research & Development
Blaise Coleman is discussed above under the heading “Information about our Directors.”
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
Involvement in Certain Legal Proceedings
On August 16, 2022, Endo International plc, together with certain of its direct and indirect subsidiaries, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code. Our bankruptcy proceedings are ongoing.
Code of Conduct
The Board maintains a Code of Conduct that applies to the Company’s directors, executive officers (including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer) and other employees (the Endo Code). The Board also maintains a Code of Conduct for the Board of Directors (the Director Code). These codes are posted on the Company’s website at www.endo.com. The Endo Code is available under “Our Responsibility—Corporate Compliance.” The Director Code is available under “Investors/Media—Corporate Governance.” Any waiver of either code for a director or executive officer of the Company, as applicable, may be made only by the Board or a committee of the Board. Such waivers and any amendments to either code will be disclosed on the Company’s website if required by law or any applicable stock exchange rules. The Board reviews the Endo Code and the Director Code on an annual basis.
Audit & Finance Committee
The Company has a separately-designated standing audit committee (the Audit & Finance Committee) established in accordance with the applicable sections of the Exchange Act. The members of the Audit & Finance Committee include Mr. Cooke (who also serves as the committee’s Chair), Mr. Barberio, Ms. Chao and Mr. Montague. The Board has determined that all members of the Audit & Finance Committee are “audit committee financial experts” as defined by the SEC regulations. Additionally, as further discussed in Item 13 below, the Board has affirmatively determined that all members of the Audit & Finance Committee are independent.

Item 11.        Executive Compensation
Compensation of Executive Officers
Summary Compensation Table
The following table sets forth the compensation paid to or earned by our Named Executive Officers (NEOs). Our NEOs consist of our President and Chief Executive Officer and the two most highly compensated executive officers, in 2022, other than the President and Chief Executive Officer who were serving as executive officers as of December 31, 2022. Information for each NEO is included for each of the years ending December 31, 2022 and 2021 in which that individual met the definition of an NEO. For a complete understanding of the table, please read the footnotes and narrative discussion that follow the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Share Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Blaise Coleman	2022	$978,296	$11,850,000	$—	$—	$21,551	$12,849,847
President and Chief Executive Officer	2021	$913,461	$17,504,167	$8,062,766	$2,506,291	$7,565	$28,994,250
James P. Tursi, M.D.	2022	$562,802	$4,490,000	$899,997	$390,000	$16,350	$6,359,149
Executive Vice President, Global Research & Development
Matthew J. Maletta	2022	$702,948	$3,517,470	$—	$—	$29,900	$4,250,318
Executive Vice President, Chief Legal Officer and Company Secretary	2021	$666,039	$5,559,333	$1,985,971	$767,693	$29,631	$9,008,667
__________
(1) The amounts shown in this column for 2022 and 2021 include the following:

Name	Year	Prepayments of Long-Term Incentive Compensation (a)		Prepayments of Non-Equity Incentive Plan Compensation (a)		Prepayments of Previously-Outstanding Compensation Arrangements (a)(b)	Other (c)	Total (d)
		For 2023	For 2022	For 2023	For 2022
Blaise Coleman	2022	$10,350,000	$—	$1,500,000	$—	$—	$—	$11,850,000
	2021	$—	$10,350,000	$—	$1,387,500	$3,787,500	$1,979,167	$17,504,167
James P. Tursi, M.D.	2022	$1,800,000	$—	$390,000	$—	$2,050,000	$250,000	$4,490,000
Matthew J. Maletta	2022	$3,020,050	$—	$497,420	$—	$—	$—	$3,517,470
	2021	$—	$2,890,000	$—	$476,000	$1,279,167	$914,166	$5,559,333
__________
(a) The amounts in these columns represent prepayments of certain compensation components that normally would have been earned, paid and/or granted subsequent to when the prepayments occurred. These prepayments, which were previously disclosed, resulted in the acceleration of reporting (into the years in which the prepayments occurred) of certain compensation components which, had they adhered to the normal compensation timeline (as further described below), would have been reportable in one or more future years. As further discussed below, these prepayments were, and in certain cases remain, subject to various significant clawback and repayment obligations tied to both time- and performance-based criteria. The following table illustrates the impacts that the 2022 and 2021 prepayments had on reported 2022 compensation totals by comparing total 2022 compensation actually reported in the Summary Compensation Table to a hypothetical scenario whereby: (i) the amounts prepaid in both 2022 and 2021 were (or would have been) instead earned, paid and/or granted in adherence with Endo’s normal compensation timeline (as further described below) and (ii) the amounts prepaid in respect of long-term incentive compensation were (or would have been) instead granted in the form of share awards with a grant date fair value equal to the amounts actually prepaid:

	Total 2022 Compensation Reported in Summary Compensation Table	Less: Amounts Reported in 2022 (Portion Normally Reportable in 2023 to 2025 or Not Otherwise Reportable in 2022) Due to 2022 Prepayments	Plus: Amounts Reported in 2021 (Portion Normally Reportable in 2022) Due to 2021 Prepayments for:			Amounts for 2022 Would Have Been Reported as Follows, After Considering Adjustments for Prepayments
			2022 Long-Term Incentive Compensation	2022 Non-Equity Incentive Plan Compensation	Previously-Outstanding Compensation Arrangements
Blaise Coleman	$12,849,847	$(11,850,000)	$10,350,000	$1,387,500	$1,808,333	$14,545,680
James P. Tursi, M.D.	$6,359,149	$(4,090,000)	$—	$—	$—	$2,269,149
Matthew J. Maletta	$4,250,318	$(3,517,470)	$2,890,000	$476,000	$578,333	$4,677,181

The following table illustrates the impacts that the 2021 prepayments had on reported 2021 compensation totals by comparing total 2021 compensation actually reported in the Summary Compensation Table to a hypothetical scenario whereby the amounts prepaid in 2021 were (or would have been) instead earned, paid and/or granted in adherence with Endo’s normal compensation timeline (as further described below):

	Total 2021 Compensation Reported in Summary Compensation Table	Less: Amounts Reported in 2021 (Portion Normally Reportable in 2022 to 2024 or Not Otherwise Reportable in 2021) Due to 2021 Prepayments	Amounts for 2021 Would Have Been Reported as Follows, After Considering Adjustments for Prepayments
Blaise Coleman	$28,994,250	$(15,241,667)	$13,752,583
Matthew J. Maletta	$9,008,667	$(4,428,500)	$4,580,167
For additional information on prepayments made in 2022 and 2021, refer to the “Narrative Discussion of Summary Compensation Table” section below, under the heading “Prepaid Incentive Compensation Program.”
(b) The amounts in this column include cash prepayments in respect of previously awarded and outstanding Long-Term Cash (LTC) awards, continuity compensation arrangements and, in the case of Dr. Tursi, restricted stock units (RSUs) and cash compensation arrangements that were originally provided to Dr. Tursi in early 2022 in connection with commencement of employment with Endo. These RSUs, which were granted to Dr. Tursi on February 1, 2022, resulted in $899,997 of 2022 compensation. This amount represents the grant date fair value of the RSUs, determined in accordance with Accounting Standard Codification Topic 718—Stock Compensation (ASC 718), and is reflected in the Share Awards column of the Summary Compensation Table. The aforementioned subsequent cash prepayment of these RSUs resulted in $900,000 of additional reportable 2022 compensation for Dr. Tursi, which is reflected in the Bonus column of the Summary Compensation Table. Upon prepayment, the corresponding RSUs were cancelled. For additional information on the components of the amounts in this column, refer to the “Narrative Discussion of Summary Compensation Table” section below, under the heading “Prepaid Incentive Compensation Program.”
(c) The amounts in this column, which exclude any amounts already reported in prepayment columns, include amounts earned in the ordinary course, prior to prepayment, in respect of outstanding LTC awards and continuity compensation arrangements, or, in the case of Dr. Tursi, cash compensation arrangements that were originally provided to Dr. Tursi in early 2022 in connection with commencement of employment with Endo.
(d) As further discussed in the “Narrative Discussion of Summary Compensation Table” section below, the prepayments in 2022 and 2021 also included: (i) for Dr. Tursi, the 2022 prepayment of $390,000 for 2022 annual cash incentive compensation, and (ii) for Messrs. Coleman and Maletta, the 2021 prepayment of $2,506,291 and $767,693, respectively, for 2021 annual cash incentive compensation. The foregoing amounts are not included in these totals or the Bonus column of the Summary Compensation Table; they are instead reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table in 2022 and/or 2021, as applicable.
(2) The amounts shown in these columns represent grant date fair values determined in accordance with ASC 718. During the periods presented above, equity awards granted included RSUs, market-based performance share units (PSUs) measured based on the Company’s relative Total Shareholder Return (as defined in the applicable award agreements) performance (referred to as TSR-based PSUs) and performance-based PSUs measured based on the Company’s Adjusted Free Cash Flow (as defined in the applicable award agreements) performance (referred to as FCF-based PSUs). RSUs are valued based on the closing price of Endo’s ordinary shares on the date of grant. TSR-based PSUs are valued using a Monte-Carlo variant valuation model that takes into account a variety of potential future share prices for Endo as well as our peer companies in a selected market index. FCF-based PSUs are valued taking into consideration the probability of achieving the specified performance goal. Refer to the “Share-Based Compensation” footnotes to our audited financial statements included in the Endo International plc Annual Reports on Form 10-K for 2022 and 2021 for the assumptions used in valuing and expensing these awards in accordance with ASC 718.
(3) The amounts shown in this column represent cash amounts prepaid in 2022 and 2021 in respect of the Company’s annual incentive compensation program related to 2022 and 2021 performance, respectively. For additional information on prepayments made in 2022 and 2021, refer to the “Narrative Discussion of Summary Compensation Table” section below, under the heading “Prepaid Incentive Compensation Program.”
(4) The amounts shown in this column for 2022 include the items summarized in the table that follows:

	Perquisites & Other Personal Benefits (a)	Registrant Contributions to Defined Contribution Plans (b)	Total
Blaise Coleman	$9,351	$12,200	$21,551
James P. Tursi, M.D.	$5,273	$11,077	$16,350
Matthew J. Maletta	$17,700	$12,200	$29,900
__________
(a) The total value of all perquisites and personal benefits for each NEO did not exceed $10,000, except for the amount shown for Mr. Maletta, which consists of $15,000 for financial and/or legal services, $2,600 for costs associated with executive physicals and $100 for miscellaneous other amounts.
(b) Represents the employer’s contributions to defined contribution retirement plans.
Narrative Discussion of Summary Compensation Table
Employment Agreements
On February 19, 2020, the Company entered into an executive employment agreement with Mr. Coleman, which was effective March 6, 2020 and had a term of three years. On August 13, 2022, this employment agreement was amended to extend the end of its term to March 31, 2024.
On December 15, 2021, the Company entered into an executive employment agreement with Dr. Tursi, which was effective January 18, 2022 and has a term of three years.
On November 4, 2020, the Company entered into an executive employment agreement with Mr. Maletta, which was effective February 13, 2021 and had a term of three years. On August 13, 2022, this employment agreement was amended to extend the end of its term to March 31, 2024.

The NEO employment agreements generally provide for: (i) an initial specified base salary amount; (ii) eligibility, subject to the achievement of certain performance targets, for an initial specified target amount, expressed as a percentage of base salary, of annual non-equity incentive plan compensation; and (iii) eligibility, subject to the achievement of certain performance targets, for an initial specified target amount, expressed as a percentage of base salary, of annual long-term incentive compensation, except for Mr. Coleman’s agreement, which provides that he will be eligible for annual long-term incentive compensation amounts commensurate with his position as Chief Executive Officer (as determined in the sole discretion of the Compensation & Human Capital Committee). Each NEO’s employment agreement provides that these initial compensation amounts are subject to adjustments during the term of the employment agreement. Refer to the discussion below under the heading “Prepaid Incentive Compensation Program” for information about the amounts in effect during 2022.
Mr. Coleman’s agreement also provided, in connection with his March 2020 appointment as President and Chief Executive Officer of Endo, for a long-term incentive compensation award with a targeted grant date fair market value of $4,000,000, consisting of: (i) 50% PSUs, which were initially scheduled to vest on March 6, 2023, subject to certain continued service conditions, and (ii) 50% LTC awards, which were initially scheduled to vest ratably over three years at a rate of one-sixth of the total LTC award amount on each six-month anniversary of the grant date, subject to certain continued service conditions. Refer to the discussion below under the heading “Prepaid Incentive Compensation Program” for information about how this program affected these amounts for Mr. Coleman. Additionally, on March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding stock option agreements, restricted stock award agreements and performance award agreements, including those applicable to the aforementioned PSUs.
Dr. Tursi’s agreement also provided, in connection with his commencement of employment in early 2022, for the following compensation: (i) the payment of a cash sign-on bonus of $500,000, which was initially scheduled to be paid in two equal installments of $250,000 in each of 2022 and, subject to certain continued service conditions, 2023 and (ii) a long-term incentive compensation award with a targeted grant date fair market value of $1,800,000, consisting of: (a) 50% RSUs, which were initially scheduled to vest ratably over three years at a rate of one-third of the total RSU award amount on each anniversary of the grant date, subject to certain continued service conditions, and (b) 50% LTC awards, which were initially scheduled to vest ratably over three years at a rate of one-sixth of the total LTC award amount on each six-month anniversary of the grant date, subject to certain continued service conditions. Refer to the discussion below under the heading “Prepaid Incentive Compensation Program” for information about how this program affected these amounts for Dr. Tursi.
Each of the NEOs is entitled to receive benefits during the term of their employment on the same basis as other similarly-situated executives.
The payments and benefits to be received by each of the NEOs upon certain terminations of employment are governed by each NEO’s employment agreement, individual award agreements, the respective equity plan(s) to which each award relates and/or any other applicable compensatory arrangements. These payments and benefits and the triggering events are further described below under the heading “Potential Payments Upon Termination or Change in Control.”
Mr. Coleman’s employment agreement includes a 24-month non-competition covenant, a 24-month non-solicitation covenant, a non-disparagement covenant and a covenant providing for cooperation by Mr. Coleman in connection with any investigations and/or litigation. Dr. Tursi’s and Mr. Maletta’s employment agreements each contain a 12-month non-competition covenant, a 12-month non-solicitation covenant, a non-disparagement covenant and a covenant providing for cooperation by each respective NEO in connection with any investigations and/or litigation.
The foregoing descriptions of the NEO employment agreements do not purport to be complete and are qualified in their entirety by the full text of the employment agreements.
Upon termination of employment, the Company may enter into written separation agreements with NEOs. The purpose of these agreements is to provide the Company and the NEOs with certainty regarding post-termination protections and obligations.

Prepaid Incentive Compensation Program
As previously disclosed, as part of the Company’s contingency planning efforts and in an effort to encourage management continuity, the Board, in consultation with Alvarez & Marsal, authorized a program (the Prepaid Incentive Compensation Program), pursuant to which, in November 2021, July 2022 and August 2022, certain compensation components were prepaid to the Company’s NEOs and certain other key employees. The NEO prepayments are further discussed below. Refer to footnotes (1) and (3) to the Summary Compensation Table for information about how the 2022 and 2021 prepayments are reflected in the Summary Compensation Table.

Prepayment Made in Respect of:	Name	Amounts Paid:			Year of Prepayment (When Reported in Summary Compensation Table)	Normal Compensation Timeline for Summary Compensation Table, if Not for Prepayment	Vesting Date(s) (1)
		Time-Based Component	Performance-Based Component	Total
Long-Term Incentive Compensation for 2022	Blaise Coleman	$6,210,000	$4,140,000	$10,350,000	2021	2022 (2)	31-Dec 22
	Matthew J. Maletta	$1,734,000	$1,156,000	$2,890,000	2021	2022 (2)	31-Dec 22
Long-Term Incentive Compensation for 2023	Blaise Coleman	$6,210,000	$4,140,000	$10,350,000	2022	2023 (2)	Various (3)
	James P. Tursi, M.D.	$1,080,000	$720,000	$1,800,000	2022	2023 (2)	Various (3)
	Matthew J. Maletta	$1,812,030	$1,208,020	$3,020,050	2022	2023 (2)	Various (3)
Non-Equity Incentive Plan Compensation for 2021	Blaise Coleman	$2,506,291	$—	$2,506,291	2021	2021	01-Mar 22
	Matthew J. Maletta	$767,693	$—	$767,693	2021	2021	01-Mar 22
Non-Equity Incentive Plan Compensation for 2022	Blaise Coleman	$832,500	$555,000	$1,387,500	2021	2022	31-Dec 22
	James P. Tursi, M.D.	$234,000	$156,000	$390,000	2022	2022	01-Mar 23
	Matthew J. Maletta	$285,600	$190,400	$476,000	2021	2022	31-Dec 22
Non-Equity Incentive Plan Compensation for 2023	Blaise Coleman	$900,000	$600,000	$1,500,000	2022	2023	Various (3)
	James P. Tursi, M.D.	$234,000	$156,000	$390,000	2022	2023	Various (3)
	Matthew J. Maletta	$298,452	$198,968	$497,420	2022	2023	Various (3)
Previously-Outstanding Continuity Compensation Arrangements	Blaise Coleman	$283,333	$—	$283,333	2021	2021	15-Dec 21
	Matthew J. Maletta	$216,667	$—	$216,667	2021	2021	15-Dec 21
Previously-Outstanding LTC Awards	Blaise Coleman	$3,504,167	$—	$3,504,167	2021	2022-2024 (4)	2022-2024 (4)
	James P. Tursi, M.D.	$900,000	$—	$900,000	2022	2022-2025 (4)	31-Dec 22
	Matthew J. Maletta	$1,062,500	$—	$1,062,500	2021	2022-2024 (4)	2022-2024 (4)
Previously-Outstanding RSUs Associated with Commencement of Employment	James P. Tursi, M.D.	$900,000	$—	$900,000	2022	n/a (5)	31-Dec 22
Previously-Outstanding Cash Compensation Associated with Commencement of Employment	James P. Tursi, M.D.	$250,000	$—	$250,000	2022	2023	31-Dec 22
__________
(1) The amounts prepaid were, and in certain cases remain, subject to various significant clawback and repayment obligations designed to function as an incentive and retention mechanism. Specifically, upon the date of prepayment, amounts were generally subject to repayment by each NEO should the NEO voluntarily resign employment without good reason or be terminated for cause prior to certain specified dates (each such date a Vesting Date). Clawback and repayment obligations for each prepaid compensation component have lapsed or will lapse upon the applicable Vesting Dates or, if earlier, upon a “Qualifying Termination.” For purposes of the Prepaid Incentive Compensation Program, a “Qualifying Termination” generally means: (i) the termination of the employee’s employment: (a) by the Company or its subsidiary other than for cause; (b) due to resignation by the employee for good reason; or (c) due to the employee’s death or disability; or (ii) a transfer of employment to a buyer in connection with a sale or other divestiture of all or any portion of the Company assets, in each case, subject to execution of a general release of claims in favor of the Company and its affiliates.
(2) This timing assumes that the amounts prepaid in respect of long-term incentive compensation were (or would have been) instead granted in the form of share awards with a grant date fair value equal to the amounts actually prepaid.
(3) These prepaid amounts generally vest, as described in footnote (1) above, on: (i) March 1, 2024 with respect to the performance-based component and (ii) December 31, 2023 with respect to the time-based component.
(4) For prepayments made in respect of outstanding LTC awards, the vesting schedules set forth in the original, underlying LTC award agreements, which are summarized below, represent the dates on which the amounts prepaid: (i) would normally have been reportable in the Summary Compensation Table if not for prepayment and (ii) for Messrs. Coleman and Maletta, vested or will vest as described in footnote (1) above. These vesting schedules include: (i) for Mr. Coleman, $1,808,333, $1,300,000 and $395,834 in 2022, 2023 and 2024, respectively; for Dr. Tursi, $150,000, $300,000, $300,000 and $150,000 in 2022, 2023, 2024 and 2025, respectively; and (iii) for Mr. Maletta, $578,333, $386,667 and $97,500 in 2022, 2023 and 2024, respectively.
(5) As noted above, these RSUs, which were granted to Dr. Tursi on February 1, 2022, resulted in $899,997 of 2022 compensation. This amount represents the grant date fair value of the RSUs, determined in accordance with ASC 718, and is reflected in the Share Awards column of the Summary Compensation Table. The aforementioned subsequent cash prepayment of these RSUs resulted in $900,000 of additional reportable 2022 compensation for Dr. Tursi, which would not have otherwise been reflected in the Summary Compensation Table in 2022 or any other period. Upon prepayment, the corresponding RSUs were cancelled.

Amounts Prepaid in Respect of Long-Term Incentive Compensation. Each NEO’s employment agreement generally provides the opportunity for annual long-term incentive compensation awards to be granted based on the achievement of certain performance targets set by the Compensation & Human Capital Committee. For each NEO except Mr. Coleman, award values are generally calculated as the product of the NEO’s base salary amount and a target percentage (expressed as percentage of base salary), subject to certain discretionary adjustments. Mr. Coleman’s award values are determined at the sole discretion of the Compensation & Human Capital Committee. Amounts for 2022 and 2023 were impacted by the Prepaid Incentive Compensation Program. The calculations of amounts prepaid in respect of long-term incentive compensation in 2022 and 2021, which reflect the terms of the Prepaid Incentive Compensation Program, are set forth in the following table.

Prepayment Made in Respect of:	Name	Applicable Base Salary	Target Percentage	Actual Payment (Prepaid as Described Above)
Long-Term Incentive Compensation for 2022	Blaise Coleman	$925,000	Committee Discretion	$10,350,000
	Matthew J. Maletta	$680,000	425%	$2,890,000
Long-Term Incentive Compensation for 2023	Blaise Coleman	$1,000,000	Committee Discretion	$10,350,000
	James P. Tursi, M.D.	$600,000	300%	$1,800,000
	Matthew J. Maletta	$710,600	425%	$3,020,050
Amounts Prepaid in Respect of Non-Equity Incentive Plan Compensation. Each NEO’s employment agreement generally provides the opportunity for an annual cash-based incentive compensation payment based on the achievement of certain performance targets set by the Compensation & Human Capital Committee. For each NEO, target payments are generally calculated as the product of the NEO’s base salary amount and a target percentage (expressed as percentage of base salary). Actual payments generally also reflect each NEO’s individual contributions, as well as the Company’s performance against pre-established scorecard objectives, as determined by the Compensation & Human Capital Committee. Amounts for 2021, 2022 and 2023 were impacted by the Prepaid Incentive Compensation Program. The calculations of amounts prepaid in respect of non-equity incentive plan compensation in 2022 and 2021, which reflect the terms of the Prepaid Incentive Compensation Program, are set forth in the following table.

Prepayment Made in Respect of:	Name	Applicable Base Salary	Target Percentage	Approximate Adjustment for Individual Contributions and Company Performance (1)	Actual Payment (Prepaid as Described Above)
Non-Equity Incentive Plan Compensation for 2021	Blaise Coleman	$925,000	150%	180.63%	$2,506,291
	Matthew J. Maletta	$680,000	70%	161.28%	$767,693
Non-Equity Incentive Plan Compensation for 2022 (2)	Blaise Coleman	$925,000	150%	100.00%	$1,387,500
	James P. Tursi, M.D.	$600,000	65%	100.00%	$390,000
	Matthew J. Maletta	$680,000	70%	100.00%	$476,000
Non-Equity Incentive Plan Compensation for 2023	Blaise Coleman	$1,000,000	150%	100.00%	$1,500,000
	James P. Tursi, M.D.	$600,000	65%	100.00%	$390,000
	Matthew J. Maletta	$710,600	70%	100.00%	$497,420
__________
(1) Amounts prepaid in respect of non-equity incentive plan compensation for 2021 were based upon an interim assessment of the Company’s scorecard objectives and reflected each NEO’s individual performance and contributions in 2021. Amounts prepaid in respect of non-equity incentive plan compensation for 2022 and 2023 were paid at target levels.
(2) In February 2023, the Compensation & Human Capital Committee determined, based on the Company’s achievement of its 2022 scorecard objectives and certain other factors, that 2022 non-equity incentive plan compensation would generally be paid out to employees at approximately 120% of target, further adjusted for each eligible employee based on 2022 individual contributions and performance. However, pursuant to the terms of the Prepaid Incentive Compensation Program, the NEOs and other employees who received prepayments in respect of 2022 non-equity incentive plan compensation were not eligible for payments in addition to the original prepayments, which were calculated at 100% of target.
Amounts Prepaid in Respect of Previously-Outstanding Compensation Arrangements. On each of the prepayment dates, any cash compensation due to the NEOs under previously-outstanding compensation arrangements were prepaid. Prepayments made in 2022 and 2021 reflected the value of unvested and/or unearned compensation associated with then-outstanding LTC awards, continuity compensation arrangements and, in the case of Dr. Tursi, RSUs and cash compensation arrangements that were originally provided to Dr. Tursi in early 2022 in connection with commencement of employment with Endo.
Time-Based Component. As set forth in the table above, pursuant to the Prepaid Incentive Compensation Program, portions of the amounts prepaid in 2022 and 2021 were deemed to be “time-based” components, with any unvested portions generally subject to repayment by each NEO should the NEO voluntarily resign employment without good reason or be terminated for cause prior to the Vesting Dates, which are set forth in the table above. Refer to footnote (1) to the table at the beginning of this “Prepaid Incentive Compensation Program” section for additional information. Immediately after the December 31, 2022 Vesting Date, the total remaining amounts subject to clawback and repayment obligations if no future time-based requirements are met included $13,545,834 for Mr. Coleman, $2,580,000 for Dr. Tursi and $4,001,637 for Mr. Maletta.

Performance-Based Component. As set forth in the table above, pursuant to the Prepaid Incentive Compensation Program, portions of the amounts prepaid in 2022 and 2021 were deemed to be “performance-based” components. These components are or were generally subject to: (i) the same time-based repayment provisions as the “time-based” components and (ii) certain performance-based repayment provisions, which are summarized below:
•The performance-based provisions applicable to amounts prepaid in respect of long-term incentive compensation and non-equity incentive plan compensation for 2023 are subject to the Company’s achievement against certain 2023 objectives, as determined by the Compensation & Human Capital Committee. If the applicable 2023 objectives are achieved at target level or greater, the related performance-based component will generally be deemed to be earned and will no longer be subject to repayment. If the applicable 2023 objectives are achieved below threshold level, the related performance-based component will generally be subject to full repayment. If the applicable 2023 objectives are achieved between threshold and target level, between 50% and 100% of the related performance-based component will generally be deemed to be earned and will no longer be subject to repayment.
•The performance-based provisions applicable to amounts prepaid in respect of long-term incentive compensation and non-equity incentive plan compensation for 2022 were subject to the Company’s achievement against certain 2022 objectives, as determined by the Compensation & Human Capital Committee. During the first quarter of 2023, the Compensation & Human Capital Committee determined that applicable 2022 objectives were achieved at target level or greater. As a result, and due to the fact that all corresponding Vesting Dates had passed, the related performance-based components were deemed to be fully earned and no longer subject to repayment.
Immediately after the December 31, 2022 Vesting Date, the total remaining amounts subject to clawback and repayment obligations if all future time-based requirements are met but 2023 objectives are achieved below threshold levels included $4,740,000 for Mr. Coleman, $1,032,000 for Dr. Tursi and $1,406,988 for Mr. Maletta.
Potential Outperformance Bonus. Pursuant to the Prepaid Incentive Compensation Program, each NEO is also eligible to receive an additional bonus (the Outperformance Bonus), subject to the Company’s achievement against certain 2023 objectives, as determined by the Compensation & Human Capital Committee. Specifically, if the applicable 2023 objectives are achieved between the target and stretch level, each NEO will generally be entitled to an Outperformance Bonus equal to between 0% and 100% of the corresponding performance-based component related to amounts prepaid in 2022. In order to receive the Outperformance Bonus, each NEO must also still be employed by the Company or any of its subsidiaries (or successors thereto) on March 1, 2024.
Additional Compensation Components
The Company’s current practice is to limit use of perquisites. Refer to the footnotes to the Summary Compensation Table for additional information about perquisites provided to the NEOs in 2022.
The NEOs are eligible to participate in the Company’s 401(k) plan. Additionally, through December 31, 2021, the Company offered two executive retirement programs including the 401(k) Restoration Plan and the Executive Deferred Compensation Plan. These plans are further described below. Both of the executive retirement plans became effective January 1, 2008, were amended from time to time and have been suspended since January 1, 2022.
401(k) Plan. The Company maintains a defined contribution 401(k) plan covering all U.S.-based eligible employees, including the NEOs. The Company matches 100% of the first 3% of eligible cash compensation that a participant contributes to the plan, plus 50% of the next 2% for a total of up to 4%, subject to statutory limitations.
401(k) Restoration Plan. The purpose of the 401(k) Restoration Plan was to provide eligible employees with the opportunity to defer a portion of their compensation on a tax-favored basis in parity with the tax benefit provided under the qualified 401(k) plan. The 401(k) Restoration Plan allowed eligible employees whose compensation exceeded the Section 401(a)(17) amount in the Internal Revenue Code (or other criteria set by the Compensation & Human Capital Committee), including NEOs, to defer eligible pay after such individual’s contribution to the Company’s existing qualified 401(k) plan exceeded the maximum. The Company did not fund employer matching contributions in the 401(k) Restoration Plan.
Any amount in an individual’s 401(k) Restoration Plan account would be paid to such individual at termination of employment or following the elected specified payment date. Individuals who elected to defer their eligible pay under the 401(k) Restoration Plan deferred federal and state (to the extent allowed by state law) taxes until paid.
Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan permitted executives to elect to defer up to 100% of the following year’s long-term incentive compensation granted in RSUs (that settle in shares of the Company’s stock).
Any deferral of RSUs would delay the imposition of federal and state (as allowed under state laws) taxes. The taxable event, which would normally apply when RSUs vest, would instead be delayed until the deferred RSUs were settled in shares. The Executive Deferred Compensation Plan permitted RSUs to be deferred to a specified payment date on which the elected disbursement(s) under the participant’s account would commence. The value of the compensation an executive would receive upon the share delivery would be based on the value of the Company’s shares on the date the deferral was delivered to the executive, and the executive would be responsible for the federal and state taxes at that time.

The Executive Deferred Compensation Plan also allowed executives to defer up to 50% of their annual incentive compensation awards. When executives would make their irrevocable election to defer cash incentive compensation, they would also elect a specified payment date on which the elected disbursement(s) under the participant’s account would commence.
Outstanding Equity Awards at December 31, 2022
The following table summarizes the number of securities underlying outstanding plan awards for the NEOs at December 31, 2022. Amounts in this table and the related footnotes do not include any options and awards for which a grant date has not yet occurred in accordance with ASC 718. As noted above, on March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding stock option agreements, restricted stock award agreements and performance award agreements, including all of the option awards and stock awards included in the table below.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Blaise Coleman	260,416	—	—	$7.55	10-Aug 27	—	$—	—	$—
	74,404	—	—	$13.19	21-Feb 27	—	$—	—	$—
	20,246	—	—	$14.30	16-May 26	—	$—	—	$—
	5,063	—	—	$50.22	23-Feb 26	—	$—	—	$—
	—	—	—	$—	—	226,514	$15,856	—	$—
	—	—	—	$—	—	—	$—	1,342,584	$93,981
Matthew J. Maletta	260,416	—	—	$7.55	10-Aug 27	—	$—	—	$—
	72,278	—	—	$13.19	21-Feb 27	—	$—	—	$—
	19,140	—	—	$50.22	23-Feb 26	—	$—	—	$—
	17,394	—	—	$61.22	31-Dec 25	—	$—	—	$—
	13,403	—	—	$86.54	29-Apr 25	—	$—	—	$—
	—	—	—	$—	—	55,793	$3,906	—	$—
	—	—	—	$—	—	—	$—	417,381	$29,217
__________
(1) These amounts consisted of the following PSUs and RSUs:

Name	Grant Date	Performance Share Units		Restricted Stock Units
		Number of Unearned Shares, Units or Other Rights That Have Not Vested	Vest Dates	Number of Shares or Units of Stock That Have Not Vested	Vest Dates (Percentages Refer to Quantity Originally Granted)
Blaise Coleman	06-Mar 20	663,042	06-Mar 23	—	—
	05-Mar-21	679,542	05-Mar 24	226,514	33-1/3% on each of 05-Mar 2022, 23 and 24
Matthew J. Maletta	06-Mar 20	250,000	06-Mar 23	—	—
	05-Mar-21	167,381	05-Mar 24	55,793	33-1/3% on each of 05-Mar 2022, 23 and 24
(2) These values were calculated by multiplying the number of unvested RSUs by the closing price of Endo’s ordinary shares of $0.07 per share on December 31, 2022.
(3) These values were calculated by multiplying the number of shares that would be earned pursuant to unvested PSUs at target performance levels by the closing price of Endo’s ordinary shares of $0.07 per share on December 31, 2022. The actual number of shares that could have been earned from PSUs as of December 31, 2022 was between 0% and 200% of the target performance levels depending on performance in relation to the terms of the PSUs.
Potential Payments Upon Termination or Change in Control
Notwithstanding any limitations that may be imposed as a result of our ongoing bankruptcy proceedings, the following section describes potential payments to the NEOs upon termination as if such event(s) took place on December 31, 2022. This summary does not include potential payments to NEOs for compensation components that had already been prepaid as of December 31, 2022 pursuant to the Prepaid Incentive Compensation Program, which is further discussed above.
The payments and benefits to be received by each of the NEOs upon certain terminations of employment are governed by each NEO’s employment agreement, individual award agreements, the respective equity plan(s) to which each award relates and/or any other applicable compensatory arrangements.
Cash Separation Payment. Upon termination for Death or Disability (as defined in the applicable agreements), the NEOs would not be entitled to a cash separation payment as of December 31, 2022 because the relevant amounts provided for in each NEO’s employment agreement had already been prepaid as of December 31, 2022 pursuant to the Prepaid Incentive Compensation Program.

For Dr. Tursi and Mr. Maletta, in the event of a Termination by the Company Without Cause or by Executive for Good Reason (as defined in the applicable agreements), subject to the respective NEO executing and not revoking a release of claims, each NEO would be entitled to a cash separation payment in an amount equal to two times the sum of the NEO’s current base salary and target annual non-equity incentive plan compensation, payable in a lump-sum. For Mr. Coleman, the payment terms in the prior sentence would also generally apply except, if such termination were to occur within 24 months following a Change in Control (as defined in the applicable agreement), Mr. Coleman would receive three times the sum of his current base salary and target annual non-equity incentive plan compensation.
Health and Welfare and Life Insurance Benefits. For Dr. Tursi and Mr. Maletta, in the event of a termination for Disability, a Termination by the Company Without Cause or by Executive for Good Reason, subject to the respective NEO executing and not revoking a release of claims, health and welfare benefits, including medical, dental and vision, as well as life insurance benefits would continue to be provided on a monthly basis to each NEO (and his eligible dependents, if applicable) for a period of 24 months subsequent to the termination date. For Mr. Coleman, the payment terms in the prior sentence would also generally apply except, if such termination were to occur within 24 months following a Change in Control, benefits would be continued for 36 months.
In the event of a termination for Death, each NEO’s eligible descendants would receive 24 months of continued health and welfare benefits, including medical, dental and vision.
Disability Insurance Benefits. For each of the NEOs, upon Disability, disability insurance benefits would be paid to the NEO equal to the excess of 24 months’ base salary over his respective disability benefits.
Acceleration of Equity Awards. The provisions governing acceleration of outstanding equity awards as of December 31, 2022 are as follows:
•Upon a termination for Cause (as defined in the applicable agreements) or a voluntary resignation—for each NEO, all unvested equity would be forfeited.
•Upon a termination for Death—for each NEO, any outstanding and unvested stock options, PSUs and RSUs would accelerate and become immediately vested and, if applicable, exercisable. PSUs would be deemed to be earned at target performance levels.
•Upon a termination for Disability—for each NEO, none of the respective outstanding and unvested equity awards would accelerate; rather, any unvested equity awards would continue to vest in accordance with the applicable terms.
•Upon a Change in Control (as defined in the applicable agreements)—for each NEO, outstanding and unvested stock options, PSUs and RSUs would not accelerate upon a Change in Control without termination as these awards require a “double trigger” in order for such awards to accelerate and become immediately vested and, if applicable, exercisable. Generally, with respect to each outstanding equity award that is not assumed or substituted in connection with a Change in Control, (i) such equity award would become fully vested and, if applicable, exercisable; (ii) the restrictions and conditions applicable to any such equity award would lapse; and (iii) PSUs would be settled based on the greater of actual performance and target performance.
•Upon a Termination by the Company Without Cause or by Executive for Good Reason—Mr. Coleman’s initial PSUs granted in connection with his March 2020 appointment as President and Chief Executive Officer would accelerate and become immediately vested at target levels at the time of termination. All other PSUs granted to NEOs would accelerate and become immediately vested on a pro-rated basis for service actually completed during the performance period based upon actual performance levels.
•Upon a Termination by the Company Without Cause or by Executive for Good Reason Following a Change in Control—for each NEO, any outstanding and unvested stock options, PSUs and RSUs would accelerate and become immediately vested and, if applicable, exercisable. PSUs would be deemed to be earned at the greater of actual or target performance levels.
Notwithstanding the foregoing, as noted above, on March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding stock option agreements, restricted stock award agreements and performance award agreements. Following this action, there are currently no remaining equity awards eligible for acceleration.
Accrued, Unpaid Compensation. In addition to the amounts above, upon termination, each NEO would be entitled to any earned or accrued but unpaid compensation as of the termination date.
Compensation of Non-Employee Directors
The Compensation & Human Capital Committee annually reviews compensation for each non-employee director and makes adjustments, as appropriate. The Company offers a compensation package that is intended to align with competitive pay levels. Directors who are employees of the Company generally receive no additional compensation for their services as directors or as members of Board committees. Details on the compensation arrangements for Endo’s non-employee directors are summarized below under the headings “Annual Cash Retainer” and “Annual Equity Retainer.”

In November 2021, in connection with the Company’s contingency planning efforts, the Compensation & Human Capital Committee approved changes to the compensation of non-employee directors, which are summarized below:
•The $300,000 equity retainer was eliminated and the annual cash retainer was increased by $300,000 to $450,000, effective with the 2022 compensation cycle.
•The frequency of Board cash retainer payments was changed, effective with the 2022 compensation cycle, from one annual payment scheduled for the first trading day following the Annual General Meeting of Shareholders to four quarterly payments scheduled for prepayment each quarter on or before the last calendar day of the preceding quarter.
•A monthly cash retainer of $15,000 was added for serving as the Chair of the Strategic Planning Committee (to be paid quarterly as further described herein), effective beginning in November 2021.
•A monthly cash retainer of $10,000 was added for membership on the Strategic Planning Committee (to be paid quarterly as further described herein), effective beginning in November 2021.
•A meeting fee of $2,500 was added for attendance of special meetings of the Board, excluding regularly scheduled meetings, other than those in Ireland.
These changes were primarily made to, among other things: (i) manage share utilization levels given reductions in the Company’s share price; (ii) make updates based on the Company’s contingency planning efforts; and (iii) compensate for the newly chartered Strategic Planning Committee.
Following the changes described above, the compensation cycle for non-employee directors runs from January 1st through December 31st of each year, with quarterly payments scheduled for prepayment each quarter on or before the last calendar day of the preceding quarter. The compensation package for non-employee directors, including the changes described above, is further described below.
Annual Cash Retainer
Non-employee directors are entitled to receive a cash retainer based on their service on the Board, as well as for their roles on certain committees of the Board. The amounts that non-employee directors were entitled to receive for 2022 service and will be entitled to receive for 2023 service, which reflect the changes to the director compensation program described above, are set forth in the following table:

Purpose	Amount
For membership on the Board of Directors	$450,000 per year
For serving as the Chairman of the Board of Directors	$150,000 per year
For serving as Chair of the Audit & Finance Committee	$25,000 per year
For serving as Chair of the Compensation & Human Capital Committee	$25,000 per year
For serving as Chair of the Nominating, Governance & Corporate Responsibility Committee	$25,000 per year
For serving as Chair of the Compliance Committee	$25,000 per year
For serving as Chair of the Strategic Planning Committee	$15,000 per month
For membership on any of the Board’s committees other than the Strategic Planning Committee (on a committee-by-committee basis)	$15,000 per year
For membership on the Strategic Planning Committee (not applicable for the Chair)	$10,000 per month
Meeting Fees
Non-employee directors are entitled to receive: (i) a fee of $5,000 cash per trip to Ireland on Company business, other than for attending regularly scheduled meetings in Ireland and (ii) a fee of $2,500 cash per meeting for attending special meetings of the Board, other than those in Ireland.
Annual Equity Retainer
For the 2021 compensation cycle, each non-employee director was entitled to receive an annual award of fully-vested ordinary shares having a grant date value equal to $300,000. In acknowledgment of the Company’s share utilization priorities and applicable plan limits, all or a portion of any annual equity retainer was permitted to be issued in the form of cash, subject to the Compensation & Human Capital Committee’s discretion. Effective with the 2022 compensation cycle, the annual equity retainer has been eliminated and non-employee directors are no longer entitled to receive an annual award of fully-vested ordinary shares.
Directors Stock Election Plan
Under the Directors Stock Election Plan, non-employee directors were, through December 31, 2021, entitled to elect to have some or all of their cash retainer fees delivered in the form of Endo ordinary shares. The amount of shares was determined by dividing the portion of cash fees elected to be received as shares by the grant date fair market value on the day the payment would have otherwise been paid in cash. This plan was suspended effective January 1, 2022.

Additional Arrangements
The Company provides Irish tax return preparation services for certain non-employee directors and pays for or provides (or reimburses directors for out-of-pocket costs incurred for) transportation, hotel, food and other incidental expenses related to attending Board and committee meetings or participating in director education programs and other director orientation or educational meetings.
Insurance and Indemnification
The Company has retained directors and officers indemnification insurance coverage. This insurance covers non-employee directors and officers individually.
Non-Employee Director Compensation Table
The following table provides information concerning the compensation of the Company’s non-employee directors paid during 2022 and includes any individual who received compensation as a non-employee director of the Company at any time during 2022. Directors who were employees of the Company during 2022 received no additional compensation for their service as directors or as members of Board committees. For a complete understanding of the following table, please read the disclosures that follow the table.

Name	Director Since	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Mark G. Barberio	February 2020	$840,000	$—	$—	$840,000
Jennifer M. Chao	February 2021	$480,000	$—	$—	$480,000
Shane M. Cooke	July 2014	$505,000	$—	$—	$505,000
Nancy J. Hutson, Ph.D.	February 2014	$505,000	$—	$—	$505,000
Michael Hyatt	February 2014	$625,000	$—	$—	$625,000
William P. Montague	February 2014	$625,000	$—	$—	$625,000
M. Christine Smith, Ph.D.	July 2020	$480,000	$—	$—	$480,000
__________
(1) The amounts in this column represent all cash retainer fees earned by or paid to each non-employee director during 2022.
The following table summarizes the aggregate number of stock awards, which consisted solely of RSUs, that were outstanding at December 31, 2022 for each non-employee director serving on the Board on such date. There were no option awards outstanding for any of the non-employee directors serving on the Board at December 31, 2022. As noted above, on March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding stock option agreements, restricted stock award agreements and performance award agreements, including all of the RSUs included in the table below.

Name	Restricted Stock Units Outstanding at Fiscal Year End (#)	Value at Fiscal Year End ($)(1)
Nancy J. Hutson, Ph.D.	6,515	$456
William P. Montague	23,108	$1,618
__________
(1) Based upon the closing price on December 31, 2022 of $0.07.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth aggregate information for the fiscal year ended December 31, 2022 regarding the Company’s compensation plans, under which equity securities of Endo may be issued to employees and directors.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	10,059,139	$15.84	11,353,985
Equity compensation plans not approved by security holders	—	—	—
Total	10,059,139	$15.84	11,353,985
__________
(1) Excludes shares of RSUs, PSUs and long-term cash incentive awards to be settled in the Company’s ordinary shares.
On March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding stock option agreements, restricted stock award agreements and performance award agreements outstanding under the 2015 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table, together with the corresponding footnotes, sets forth, as of April 12, 2023, the name, address and holdings of each person, including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the Exchange Act), known by Endo to be the “beneficial owner” of more than 5% of the Company’s outstanding ordinary shares. The table also sets forth, as of April 12, 2023, the number of ordinary shares beneficially owned by each of the Company’s current directors and NEOs, and by all current directors and executive officers of the Company as a group. Footnote (1) below provides a brief explanation of what is meant by the term “beneficial ownership.”

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned (#)(1)	Percentage of Class (%)(1)
Mark G. Barberio	38,187	*
Jennifer M. Chao	24,921	*
Blaise Coleman	422,066	*
Shane M. Cooke	100,034	*
Nancy J. Hutson, Ph.D.	109,625	*
Michael Hyatt	355,560	*
William P. Montague	98,917	*
M. Christine Smith, Ph.D.	32,819	*
Matthew J. Maletta	351,085	*
All current directors and executive officers of the Company as a group (12 persons)	1,804,402	*
__________
* The percentage represents less than 1%.
(1) “Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act. The term includes ownership of shares as to which a person, directly or indirectly, has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of April 12, 2023 that such person has the right to acquire within 60 days after April 12, 2023. However, as noted above, on March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding stock option agreements, restricted stock award agreements and performance award agreements. As a result, as of April 12, 2023, none of the persons or groups of persons in the table above have the right to acquire any shares within 60 days. Additionally, the amounts in this table do not reflect any future grants. As a result, the beneficial ownership amounts in the table above relate solely to ordinary shares owned, directly or indirectly. The amounts for Mr. Montague include 10,000 shares held by a limited liability company for which he has shared voting power and shared dispositive power. Excluding these amounts, the owners listed above have sole voting power and sole dispositive power with respect to their ordinary shares.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Robert Campanelli is Vice President, Strategic Projects at Par Pharmaceutical, Inc., an indirect subsidiary of the Company. Mr. Campanelli joined Par Pharmaceutical Inc. in 2003 as a senior product manager and has worked in ascending areas of responsibility since that time. He is the brother of Paul Campanelli, who served as Chairman of Endo’s Board until June 2021. Robert Campanelli’s compensation from January 1, 2021 through Paul Campanelli’s retirement on June 10, 2021, calculated in accordance with the rules applicable to the Summary Compensation Table, totaled $289,561, of which $120,700 was salary, $130,283 was annual and other bonuses and $38,578 was compensation under the Company’s long-term incentive equity plan. In addition, during this timeframe, Robert Campanelli was eligible to participate in the retirement plans, insurance programs, health benefits and other similar employee welfare benefit arrangements available to other employees of comparable level and on substantially similar terms and conditions.
Director Independence
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
Notwithstanding the foregoing, the Board has adopted and continues to apply categorical independence standards consistent with the Nasdaq listing standards. These standards are available on the Company’s website at www.endo.com, under “Investors/Media—Corporate Governance.” All members of the Board’s Audit & Finance, Compensation & Human Capital and Nominating, Governance & Corporate Responsibility Committees must meet applicable Nasdaq independence requirements.

The Board annually determines the independence of directors based on a review by the Board and the Nominating, Governance & Corporate Responsibility Committee. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a material relationship with the Company. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others.
The Board has affirmatively determined that, except for Mr. Coleman, all of its current members are independent under the Nasdaq listing rules. Mr. Coleman is not independent due to his current role as President and Chief Executive Officer of the Company.
In determining Mr. Barberio’s independence, the Board considered his role as Chairman of Life Storage, Inc. During 2022, the Company paid less than $0.1 million to Life Storage, Inc. in the ordinary course of business. The Board has determined that this relationship is not material and does not impair Mr. Barberio’s independence.
On an annual basis and upon the nomination of any new director, the Nominating, Governance & Corporate Responsibility Committee and the Board consider directors’ responses to a questionnaire asking about their relationships with the Company (and those of their immediate family members) and other potential conflicts of interest.
The Nominating, Governance & Corporate Responsibility Committee has determined that, except for Mr. Coleman, all of the directors currently serving are independent and that the members of the Audit & Finance, Compensation & Human Capital and Nominating, Governance & Corporate Responsibility Committees also meet the applicable independence tests of the Nasdaq listing rules. Upon the recommendation of the Nominating, Governance & Corporate Responsibility Committee, the Board has determined that, during the last three years, none of the current directors, except for Mr. Coleman, has had any material relationship with the Company that would compromise his or her independence.
Item 14.        Principal Accountant Fees and Services
The Audit & Finance Committee has selected PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, to audit the books, financial records and internal controls of the Company for the year ending December 31, 2023, based on the Audit & Finance Committee’s belief that such selection is in the best interest of the Company and its shareholders.
In accordance with SEC rules and PwC policies, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide audit service to a company. For lead and concurring review audit partners, the maximum number of consecutive years of service in that capacity is five years. The Audit & Finance Committee is involved in the selection of the lead audit partner under this rotation policy.
Fees Paid to the Independent Registered Public Accounting Firm
PwC has served as the Company’s independent registered public accounting firm since 2014. The table that follows summarizes the aggregate fees for services PwC provided during 2022 and 2021:

	2022	2021
Audit Fees (1)	$7,183,123	$5,646,443
Audit-Related Fees (2)	1,350,000	3,082,713
Tax Fees (3)	333,059	971,776
All Other Fees (4)	11,351	10,256
Total	$8,877,533	$9,711,188
__________
(1) Audit fees in 2022 and 2021 relate to:
•Audit of the Company’s annual financial statements;
•Evaluation and reporting on the effectiveness of the Company’s internal controls over financial reporting;
•Reviews of the Company’s quarterly financial statements;
•Statutory audits for the Company and certain of its subsidiaries; and
•Comfort letters, consents and other services related to debt issuances and other SEC matters.
(2) Audit-related fees in 2022 and 2021 relate to:
•Attestation services requested by management, including carve-out audit services of certain business units;
•Due diligence services;
•Pre- or post- implementation reviews of processes or systems; and
•Other services related to accounting and financial reporting.
(3) Tax fees in 2022 and 2021 relate to:
•Tax compliance;
•Statutory tax return preparation and review; and
•Tax planning and advice, including advice related to the impact of changes in tax laws.
(4) All other fees in 2022 and 2021 principally relate to compliance advisory services and subscriptions to knowledge tools.

In considering the nature of the services provided by PwC, the Audit & Finance Committee determined that such services are compatible with the provision of independent audit services. The Audit & Finance Committee discussed these services with PwC and Endo management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the standards adopted by the Public Company Accounting Oversight Board (PCAOB).
Pre-Approval Policy
Consistent with SEC policies regarding auditor independence, the Audit & Finance Committee has responsibility for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit & Finance Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management will submit to the Audit & Finance Committee for approval a list of services and related fees expected to be rendered during that year within each of the following four categories of services:
•Audit services include audit work performed on the financial statements and related to the evaluation and reporting on the effectiveness of the Company’s internal control over financial reporting. This category also includes work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, consents and other services related to SEC matters.
•Audit-related services are for assurance and related matters that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, carve-out audits and employee benefit plan audits. This category also includes other services and discussion related to the proper application of financial accounting and/or reporting standards.
•Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with the coordination of execution of tax-related activities, primarily in the area of mergers and acquisitions; supporting other tax-related regulatory requirements; and tax compliance and reporting.
•Other services are those associated with services not captured in the other categories.
Prior to engagement, the Audit & Finance Committee pre-approves the independent registered public accounting firm’s services within each category. The fees are budgeted and the Audit & Finance Committee requires the independent registered public accounting firm to report actual fees versus budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit & Finance Committee requires specific pre-approval before engaging the independent registered public accounting firm.
The Audit & Finance Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit & Finance Committee at its next scheduled meeting.

PART IV
Item 15.     Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this report:
3.    Exhibits

Number	Description
10.1	Executive Employment Agreement between Endo Health Solutions Inc. and James Tursi, dated December 15, 2021 and effective January 18, 2022
10.2	Retention Agreement between Endo and James Tursi, dated July 11, 2022
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/S/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: April 28, 2023