Form 10-Q
period 2023-03-31
Endo International plc
filed 2023-05-08
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None (*)

(*)	On August 26, 2022, Endo International plc’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began trading exclusively on the over-the-counter market under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the United States Securities and Exchange Commission and Endo International plc’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market. On December 13, 2022, Endo International plc’s ordinary shares were deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (†)	Yes	☐

	No	☒
(†)	The registrant is a voluntary filer that is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. It has filed all reports that otherwise would be required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 90 days.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒

	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐

	No	☒

The number of ordinary shares, nominal value $0.0001 per share outstanding as of May 1, 2023 was 235,219,612.

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
Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the timing or results of any pending or future litigation, investigations, claims, actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, antitrust matters and tax matters with the U.S. Internal Revenue Service (IRS); unfavorable publicity regarding the misuse of opioids; the status, progress and/or outcome of our ongoing bankruptcy proceedings; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the impacts of competition such as those related to the loss of VASOSTRICT® exclusivity; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; our ability to develop or expand our product pipeline and to continue to develop the market for XIAFLEX® and other branded or unbranded products; the impact that known and unknown side effects may have on market perception and consumer preference; the success of any acquisition, licensing or commercialization; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 6, 2023 (the Annual Report), in Part II, Item 1A of this report and in other reports that we file with the SEC.
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
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report and Part II, Item 1A of this report, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$903,613	$1,018,883
Restricted cash and cash equivalents	157,039	145,358
Accounts receivable, net	459,355	493,988
Inventories, net	285,284	274,499
Prepaid expenses and other current assets	120,906	136,923
Income taxes receivable	5,559	7,117
Total current assets	$1,931,756	$2,076,768
PROPERTY, PLANT AND EQUIPMENT, NET	460,104	438,314
OPERATING LEASE ASSETS	26,871	28,070
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,667,809	1,732,935
DEFERRED INCOME TAXES	8	—
OTHER ASSETS	127,546	129,839
TOTAL ASSETS	$5,566,105	$5,757,937
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$603,933	$687,183
Current portion of operating lease liabilities	869	903
Income taxes payable	1,841	1,541
Total current liabilities	$606,643	$689,627
DEFERRED INCOME TAXES	12,160	13,825
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	4,940	5,129
OTHER LIABILITIES	55,221	42,746
LIABILITIES SUBJECT TO COMPROMISE	9,040,746	9,168,782
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both March 31, 2023 and December 31, 2022	43	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 and 235,208,039 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	8,980,561	8,969,322
Accumulated deficit	(12,907,899)	(12,904,620)
Accumulated other comprehensive loss	(226,334)	(226,941)
Total shareholders’ deficit	$(4,153,605)	$(4,162,172)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,566,105	$5,757,937
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
TOTAL REVENUES, NET	$515,267	$652,259
COSTS AND EXPENSES:
Cost of revenues	232,742	273,215
Selling, general and administrative	150,793	227,161
Research and development	27,703	36,130
Acquired in-process research and development	—	2,900
Litigation-related and other contingencies, net	15,200	25,154
Asset impairment charges	146	19,953
Acquisition-related and integration items, net	397	(1,377)
Interest expense, net	109	134,949
Reorganization items, net	85,352	—
Other (income) expense, net	(125)	1,289
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$2,950	$(67,115)
INCOME TAX EXPENSE (BENEFIT)	5,773	(1,815)
LOSS FROM CONTINUING OPERATIONS	$(2,823)	$(65,300)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 4)	(456)	(6,674)
NET LOSS	$(3,279)	$(71,974)
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(0.01)	$(0.28)
Discontinued operations	—	(0.03)
Basic	$(0.01)	$(0.31)
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(0.01)	$(0.28)
Discontinued operations	—	(0.03)
Diluted	$(0.01)	$(0.31)
WEIGHTED AVERAGE SHARES:
Basic	235,216	233,879
Diluted	235,216	233,879
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(3,279)	$(71,974)
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$607	$1,895
Total other comprehensive income	$607	$1,895
COMPREHENSIVE LOSS	$(2,672)	$(70,079)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(3,279)	$(71,974)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	77,873	106,315
Share-based compensation	11,240	4,929
Amortization of debt issuance costs and discount	—	3,705
Deferred income taxes	(1,688)	(5,731)
Change in fair value of contingent consideration	397	(1,377)
Acquired in-process research and development charges	—	2,900
Asset impairment charges	146	19,953
(Gain) loss on sale of business and other assets	(527)	135
Other	(327)	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	37,686	118,844
Inventories	(10,952)	(12,030)
Prepaid and other assets	8,373	83,904
Accounts payable, accrued expenses and other liabilities	(58,715)	(47,597)
Income taxes payable/receivable, net	1,869	(657)
Net cash provided by operating activities	$62,096	$201,319
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(31,280)	(23,025)
Capitalized interest payments	—	(1,840)
Proceeds from the U.S. Government Agreement	8,938	—
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(24,520)
Proceeds from sale of business and other assets	978	541
Net cash used in investing activities	$(21,364)	$(48,844)
FINANCING ACTIVITIES:
Repayments of notes	—	(180,342)
Repayments of term loans	—	(5,000)
Adequate protection payments	(142,875)	—
Repayments of other indebtedness	(1,633)	(1,470)
Payments for contingent consideration	(207)	(523)
Payments of tax withholding for restricted shares	—	(1,863)
Net cash used in financing activities	$(144,715)	$(189,198)
Effect of foreign exchange rate	394	331
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(103,589)	$(36,392)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,249,241	1,631,310
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,145,652	$1,594,918
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in the Annual Report.
Going Concern
As further discussed herein, thousands of governmental and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims, most of which we have not been able to settle. As a result of the possibility or occurrence of an unfavorable outcome with respect to these proceedings, other legal proceedings and certain other risks and uncertainties, we have been exploring a wide array of potential actions as part of our contingency planning and, as further described in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed with the SEC on August 9, 2022 (the Second-Quarter 2022 Form 10-Q), we previously concluded that the related conditions and events gave rise to substantial doubt about our ability to continue as a going concern.
Subsequent to the filing of the Second-Quarter 2022 Form 10-Q, on August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt for additional information. As a result of these conditions and events, management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements have been prepared under the going concern basis of accounting as required by U.S. GAAP and do not include any adjustments that might be necessary should we be unable to continue as a going concern.
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

On November 23, 2022, we filed: (i) a motion seeking Bankruptcy Court approval of bidding procedures in connection with the Sale and (ii) a motion seeking to set deadlines (bar dates) for all claimants to file claims against the Debtors. Subsequently, the Bankruptcy Court directed the Debtors and major parties in interest in the Chapter 11 Cases to participate in a mediation process to attempt to resolve certain objections and contested issues relating to the bidding procedures motion, the Sale and other critical matters in the Chapter 11 Cases.
In March 2023, the Debtors announced that, as a result of the mediation process, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with both the unsecured creditors' committee (the UCC) and opioid claimants' committee (the OCC) appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and described in further detail below), are supported by the Debtors. In connection with such resolutions, the Company agreed in principle with the Ad Hoc First Lien Group to reduce the Wind-Down Amount associated with the Stalking Horse Bid from $122 million to approximately $116 million, subject to definitive documentation. Following a hearing held on April 3, 2023, the Bankruptcy Court entered orders approving the bidding procedures motion and the bar date motion.
As contemplated by the RSA, the bidding procedures order approves a marketing process and auction that will be conducted under the supervision of the Bankruptcy Court, during which interested parties will have an opportunity to conduct due diligence and determine whether to submit a bid to acquire the Debtors’ assets. If the Stalking Horse Bid is selected as the highest or otherwise best offer following said marketing process and auction, the Ad Hoc First Lien Group will direct the Collateral Trustee (as defined in the Collateral Trust Agreement) to assign its rights to credit bid, on behalf of the Secured Parties (as defined in the Collateral Trust Agreement), to the Stalking Horse Bidder, so as to enable the Stalking Horse Bidder to credit bid for all or substantially all of our assets in exchange for the extinguishment of the obligations to the Secured Parties. The RSA further contemplates that the Purchaser will fund one or more trusts for parties with opioid-related claims against us, as further discussed in Note 15. Commitments and Contingencies.
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
The RSA provides certain milestones for the Restructuring. If we fail to satisfy these milestones and such failure is not the result of a breach of the RSA by the Required Consenting First Lien Creditors (as defined in the RSA), the Required Consenting First Lien Creditors will have the right to terminate the RSA. These milestones, as modified since we entered into the RSA (and which may be further modified from time to time), include: (i) not later than 11:59 p.m. prevailing Eastern Time on October 25, 2022, the Bankruptcy Court shall have entered the Cash Collateral Order (as defined below) on a final basis; (ii) not later than 11:59 p.m. prevailing Eastern Time on April 11, 2023, the Bankruptcy Court shall have entered an order approving the bidding procedures; (iii) not later than 11:59 p.m. prevailing Eastern Time on September 13, 2023, the Bankruptcy Court shall have entered an order approving the Sale (the Sale Order Date); and (iv) not later than 11:59 p.m. prevailing Eastern Time on September 13, 2023 (the Outside Date), the closing of the Sale shall have occurred, unless the sale hearing is accelerated in accordance with the bidding procedures, in which case the Outside Date is subject to certain extensions as set forth in the RSA, including: (a) for extensions of prior milestones; (b) to close the Sale transaction with a backup bidder; and (c) for delays in obtaining regulatory or third-party approvals or consents.
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
The Chapter 11 Proceedings
Cash Collateral
As part of the RSA, the Company and the Ad Hoc First Lien Group agreed on the terms of a proposed order authorizing the Company’s use of cash collateral (as modified and entered by the Bankruptcy Court on a final (amended) basis in October 2022, the Cash Collateral Order) in connection with the Chapter 11 Cases on certain terms and conditions set forth therein. The Debtors intend to use the cash collateral to, among other things, permit the orderly continuation of their businesses, pay the costs of administration of their estates and satisfy other working capital and general corporate purposes.

The Cash Collateral Order: (i) obligates the Debtors to make certain adequate protection payments during the bankruptcy proceedings, which are further discussed in Note 14. Debt of this report and Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report; (ii) establishes a budget for the Debtors’ use of cash collateral; (iii) establishes certain informational rights for the Debtors’ secured creditors; (iv) provides for the waiver of certain Bankruptcy Code provisions; and (v) requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement, which is defined and further discussed below in Note 11. License, Collaboration and Asset Acquisition Agreements.
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
As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. As noted above, the Debtors have filed a motion seeking to set a bar date (deadline) for holders of claims to file proofs of claim (including general claims and claims of governmental units). Following a hearing held in March 2023, the Bankruptcy Court entered an order (the Bar Date Order) setting July 7, 2023 as the general bar date (deadline) for persons and non-governmental entities to file proofs of claim against the Debtors. The Bankruptcy Court also set May 31, 2023 as the bar date for governmental entities to file claims other than claims relating to opioids against the Debtors. Certain claims, including most governmental claims relating to opioids, are subject to separate bar date procedures as set forth in more detail in the Bar Date Order.
The Debtors have received numerous claims as of the date of this report including, in certain cases, duplicate claims across multiple Debtors. For example, the IRS has filed multiple proofs of claim against several of the Debtors, as further discussed in Note 19. Income Taxes. We expect that the Debtors may continue to receive a significant number of claims in the future. As claims are filed, they are being evaluated for validity and compared to amounts recorded in our accounting records. As of the date of this report, the amounts of certain of the claims received exceed the amounts of the corresponding liabilities, if any, that we have recorded based on our assessments of the purported liabilities underlying such claims, and it is likely this will continue to be the case in future periods. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of March 31, 2023.
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
Resolutions in the Chapter 11 Cases
In March 2023, the Debtors announced that, in connection with the mediation process, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with the UCC and the OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, described in a resolution filed with the Bankruptcy Court on March 24, 2023, and referenced in an amended RSA, are supported by the Debtors.
The resolution reached between the Ad Hoc First Lien Group and the UCC provides that, upon the consummation of the Sale, the Stalking Horse Bidder will create a trust for the benefit of general unsecured creditors. As consideration, the trust will receive, among other things, (i) $60 million in cash; (ii) 4.25% of equity in the Stalking Horse Bidder (subject to dilution by equity issued pursuant to rights offerings and under the management incentive plan); (iii) a litigation trust, which will have the right to pursue certain estate claims and causes of action against (1) non-continuing directors and former officers (as against certain specified insurance policies and proceeds), (2) certain third-party advisors to the Debtors, and (3) certain additional third parties, including parties to certain pre-petition transactions with the Debtors; and (iv) a rights offering for certain eligible trust beneficiaries, subject to certain subscription requirements, for up to $160 million of equity in the Stalking Horse Bidder. The resolution also contemplates a fee cap of $15 million for the UCC professionals for any work done after April 1, 2023.

The resolution reached between the Ad Hoc First Lien Group and the OCC provides that, upon the consummation of the Sale, the Stalking Horse Bidder will create a trust for the benefit of certain private present opioid claimants (such as non-governmental entities). As consideration, the trust will receive, among other things, $119.2 million of gross cash consideration payable in three installments (subject to the Stalking Horse Bidder's exercise of certain prepayment options and triggers) to be distributed to eligible private present opioid claimants. As set forth in the amended RSA, the Stalking Horse Bidder has agreed, upon the consummation of the Sale, to fund a trust for the benefit of certain public and tribal opioid claimants. The trust to be created pursuant to the resolution reached with the OCC is intended to be structured similarly to the public/tribal opioid trust and includes prepayment obligations triggered upon certain prepayments made to the public/tribal opioid trust. The resolution also contemplates a fee cap of $8.5 million for opioid claimants’ committee hourly professionals.
In connection with the resolutions, the UCC, the OCC and the ad hoc groups of debtholders party thereto have agreed to support the Sale.
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
Accordingly, for periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of March 31, 2023 and December 31, 2022, information about the amounts presented as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$31,636	$30,317
Accrued interest	160,617	160,617
Debt	7,691,843	7,834,717
Litigation accruals	835,753	820,805
Uncertain tax positions	240,011	235,176
Other (1)	80,886	87,150
Total	$9,040,746	$9,168,782
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

Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations. The following table sets forth, for the three months ended March 31, 2023, information about the amounts presented as Reorganization items, net in our Condensed Consolidated Statements of Operations (in thousands):

Three Months Ended March 31,
2023
Professional fees	$85,352
Total	$85,352
During the three months ended March 31, 2023, our operating cash flows included net cash outflows of $70.0 million related to amounts classified or expected to be classified as Reorganization items, net, which primarily consisted of payments for professional fees.
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
Significant Accounting Policies Added or Updated since December 31, 2022
There have been no significant changes to our significant accounting policies since December 31, 2022. For additional discussion of the Company’s significant accounting policies, see Note 3. Summary of Significant Accounting Policies in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.

NOTE 4. DISCONTINUED OPERATIONS AND ASSET SALES
Astora
The operating results of the Company’s Astora business, which the Board of Directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss from discontinued operations before income taxes	$(526)	$(6,674)
Income tax benefit	$(70)	$—
Discontinued operations, net of tax	$(456)	$(6,674)
Loss from discontinued operations before income taxes includes mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $0.5 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
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
Certain of these sites and certain corresponding assets and liabilities were sold in 2021. The assets sold included certain of our manufacturing facilities and related fixed assets in Chestnut Ridge, New York and Irvine, California, as well as certain U.S. retail generics products and certain related product inventory.
In 2022, we entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York to Ram Ridge Partners BH LLC. The assets primarily consisted of property, plant and equipment. In October 2022, the Bankruptcy Court approved the sale of the assets. The sale closed during the fourth quarter of 2022. As a result of this sale, we became entitled to aggregate cash consideration of approximately $18.5 million, substantially all of which was received by December 31, 2022. In connection with this sale, we recognized a pre-tax disposal gain of approximately $8.4 million during the fourth quarter of 2022, which we recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations.
The assets described in this section, which primarily related to the Company’s Generic Pharmaceuticals segment, did not meet the requirements for treatment as a discontinued operation.
NOTE 5. RESTRUCTURING
2020 Restructuring Initiative
There have been no material charges or cash payments associated with the 2020 Restructuring Initiative in 2023.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2022
Net restructuring charges related to:
Accelerated depreciation	$3,677
Inventory adjustments	766
Employee separation, continuity and other benefit-related costs	2,378
Certain other restructuring costs	574
Total	$7,395
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $5.0 million of pre-tax net charges during the three months ended March 31, 2022. The remaining amounts related to our other segments and certain corporate unallocated costs.

As of December 31, 2022, cumulative amounts incurred to date included charges related to accelerated depreciation of $51.0 million, asset impairments related to certain identifiable intangible assets, operating lease assets and disposal groups totaling $49.5 million, inventory adjustments of $11.6 million, employee separation, continuity and other benefit-related costs, net of $53.9 million and certain other restructuring costs of $3.5 million. Of these amounts, $134.3 million was attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2022
Net restructuring charges included in:
Cost of revenues	$3,259
Selling, general and administrative	1,156
Research and development	2,980
Total	$7,395
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
There have been no material charges associated with the 2022 Restructuring Initiative in 2023.
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
As of December 31, 2022, cumulative amounts incurred to date included charges related to asset impairments related to certain identifiable intangible assets of $180.2 million, inventory adjustments of $34.9 million, employee separation, continuity and other benefit-related costs, net of $28.3 million and certain other restructuring costs of $8.7 million. Of these amounts, $238.6 million was attributable to the Branded Pharmaceuticals segment, with the remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.

The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2022
Net restructuring charges included in:
Cost of revenues	$12,115
Selling, general and administrative	13,626
Research and development	3,691
Total	$29,432
Changes to the liability for the 2022 Restructuring Initiative during the three months ended March 31, 2023 were as follows (in thousands):

Employee Separation, Continuity and Other Benefit-Related Costs
Liability balance as of December 31, 2022	$14,997
Cash payments	(9,687)
Liability balance as of March 31, 2023	$5,310
The liability at March 31, 2023 is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.
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
We evaluate segment performance based on Segment adjusted income from continuing operations before income tax, which we define as Income (loss) from continuing operations before income tax and before acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net; and certain other items.
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
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as VASOSTRICT®, ADRENALIN® and APLISOL®, among others, and certain generic sterile injectable products, including ertapenem for injection (the authorized generic of Merck Sharp & Dohme Corp.’s (Merck) Invanz®), among others.

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
The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues from external customers:
Branded Pharmaceuticals	$197,573	$204,861
Sterile Injectables	101,255	240,028
Generic Pharmaceuticals	198,180	185,944
International Pharmaceuticals (1)	18,259	21,426
Total net revenues from external customers	$515,267	$652,259
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$96,265	$77,666
Sterile Injectables	41,090	191,254
Generic Pharmaceuticals	91,687	66,382
International Pharmaceuticals	5,347	4,381
Total segment adjusted income from continuing operations before income tax	$234,389	$339,683
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Total consolidated income (loss) from continuing operations before income tax	$2,950	$(67,115)
Interest expense, net	109	134,949
Corporate unallocated costs (1)	39,657	43,281
Amortization of intangible assets	65,256	90,234
Acquired in-process research and development charges	—	2,900
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	11,673	57,649
Certain litigation-related and other contingencies, net (3)	15,200	25,154
Certain legal costs (4)	1,560	32,732
Asset impairment charges (5)	146	19,953
Acquisition-related and integration items, net (6)	397	(1,377)
Foreign currency impact related to the remeasurement of intercompany debt instruments	284	1,198
Reorganization items, net (7)	85,352	—
Other, net (8)	11,805	125
Total segment adjusted income from continuing operations before income tax	$234,389	$339,683
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended March 31, 2023 include net employee separation, continuity and other benefit-related charges of $10.8 million, inventory charges related to restructurings of $0.3 million and other net charges of $0.6 million. Amounts for the three months ended March 31, 2022 include net employee separation, continuity and other benefit-related charges of $32.3 million, accelerated depreciation charges of $3.7 million and other net charges, including those related to strategic review initiatives, of $21.6 million. These amounts relate primarily to our restructuring activities as further described in Note 5. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in this row until the Petition Date and in the Reorganization items, net row thereafter.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges. Our material legal proceedings and other contingent matters are described in more detail in Note 15. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses.
(5)The amount for the three months ended March 31, 2022 primarily relates to charges to impair intangible assets. For additional information, refer to Note 10. Goodwill and Other Intangibles.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)Amounts relate to the net expense or income recognized during our bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Bankruptcy Proceedings for further details.
(8)The amount for the three months ended March 31, 2023 primarily relates to a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three months ended March 31, 2023 and 2022, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2023	2022
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$96,910	$99,484
SUPPRELIN® LA	23,577	28,830
Other Specialty (1)	21,694	20,744
Total Specialty Products	$142,181	$149,058
Established Products:
PERCOCET®	$26,056	$26,175
TESTOPEL®	10,989	8,880
Other Established (2)	18,347	20,748
Total Established Products	$55,392	$55,803
Total Branded Pharmaceuticals (3)	$197,573	$204,861
Sterile Injectables:
VASOSTRICT®	$25,951	$155,890
ADRENALIN®	25,575	33,823
Other Sterile Injectables (4)	49,729	50,315
Total Sterile Injectables (3)	$101,255	$240,028
Total Generic Pharmaceuticals (5)	$198,180	$185,944
Total International Pharmaceuticals (6)	$18,259	$21,426
Total revenues, net	$515,267	$652,259
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the three months ended March 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
(4)Products included within Other Sterile Injectables include APLISOL®, ertapenem for injection and others.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. During the three months ended March 31, 2023 and 2022, varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 15% and 10%, respectively, of consolidated total revenues. During the three months ended March 31, 2023, dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, made up 6% of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at March 31, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	March 31, 2023	December 31, 2022
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$157,039	$145,358
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	85,000
Total restricted cash and cash equivalents		$242,039	$230,358
__________
(1)Amounts at March 31, 2023 and December 31, 2022 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $50.5 million and $50.7 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh- and/or opioid-related matters, and (ii) approximately $86.0 million of restricted cash and cash equivalents at both March 31, 2023 and December 31, 2022 related to certain insurance-related matters. See Note 15. Commitments and Contingencies for further information about litigation-related matters.
(2)The amounts at March 31, 2023 and December 31, 2022 relate to the TLC Agreement. See Note 11. License, Collaboration and Asset Acquisition Agreements for further information.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Fair Value Measurements at March 31, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$12,226	$—	$—	$12,226
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$15,697	$15,697

	Fair Value Measurements at December 31, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$12,226	$—	$—	$12,226
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$16,571	$16,571
__________
(1)At both March 31, 2023 and December 31, 2022, money market funds include $12.2 million in QSFs. Amounts in QSFs are considered restricted cash equivalents. See Note 15. Commitments and Contingencies for further discussion of our litigation. At March 31, 2023 and December 31, 2022, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
(2)At March 31, 2023 and December 31, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of period	$16,571	$20,076
Amounts settled	(879)	(802)
Changes in fair value recorded in earnings	397	(1,377)
Effect of currency translation	(392)	79
End of period	$15,697	$17,976
At March 31, 2023, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.5%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the three months ended March 31, 2023 by acquisition (in thousands):

	Balance as of December 31, 2022	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of March 31, 2023
Auxilium acquisition	$10,618	$182	$—	$10,800
Lehigh Valley Technologies, Inc. acquisitions	2,300	(28)	(672)	1,600
Other	3,653	243	(599)	3,297
Total	$16,571	$397	$(1,271)	$15,697
Nonrecurring Fair Value Measurements
Long-lived assets, goodwill and other intangible assets may be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the three months ended March 31, 2023, nonrecurring fair value measurements, which related primarily to certain property, plant and equipment, were not material.
NOTE 8. INVENTORIES
Inventories consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials (1)	$103,710	$105,975
Work-in-process (1)	60,474	43,057
Finished goods (1)	121,100	125,467
Total	$285,284	$274,499
__________
(1)The components of inventory shown in the table above are net of allowances.
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At March 31, 2023 and December 31, 2022, $23.2 million and $23.0 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company’s Condensed Consolidated Balance Sheets included approximately $6.1 million and $5.8 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 9. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at March 31, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	March 31, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$26,871	$28,070
Finance lease right-of-use assets	Property, plant and equipment, net	24,736	26,761
Total right-of-use assets		$51,607	$54,831
Operating lease liabilities (1):
Current operating lease liabilities	Current portion of operating lease liabilities	$869	$903
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	4,940	5,129
Total operating lease liabilities		$5,809	$6,032
Finance lease liabilities (1):
Current finance lease liabilities	Accounts payable and accrued expenses	$—	$—
Noncurrent finance lease liabilities	Other liabilities	1,401	1,392
Total finance lease liabilities		$1,401	$1,392
__________
(1)Amounts at March 31, 2023 exclude operating lease liabilities of $26.8 million and finance lease liabilities of $15.3 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Amounts at December 31, 2022 exclude operating lease liabilities of $28.4 million and finance lease liabilities of $17.1 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
The following table presents information about lease costs and expenses and sublease income for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
	Statement of Operations Line Items	2023	2022
Operating lease cost	Various (1)	$2,193	$2,726
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,027	$2,311
Interest on lease liabilities	Interest expense, net	$229	$253
Other lease costs and income:
Variable lease costs (2)	Various (1)	$3,006	$2,507
Sublease income	Various (1)	$(1,544)	$(1,840)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$1,616	$1,606
Selling, general and administrative	$4,012	$4,044
Research and development	$54	$54
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain additional information related to our leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$2,735	$2,943
Operating cash payments for finance leases	$312	$437
Financing cash payments for finance leases	$1,633	$1,470

NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents information about our goodwill at March 31, 2023 and December 31, 2022 (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2022	$828,818	$523,193	$—	$—	$1,352,011
Goodwill as of March 31, 2023	$828,818	$523,193	$—	$—	$1,352,011
The carrying amounts of goodwill at March 31, 2023 and December 31, 2022 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2022	$855,810	$2,208,000	$3,142,657	$513,211	$6,719,678
Accumulated impairment losses as of March 31, 2023	$855,810	$2,208,000	$3,142,657	$514,602	$6,721,069
Other Intangible Assets
Changes in the amounts of other intangible assets for the three months ended March 31, 2023 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2022	Acquisitions	Other (1)	Effect of Currency Translation	Balance as of March 31, 2023
Licenses (weighted average life of 14 years)	$442,107	$—	$(10,000)	$—	$432,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	5,920,021	—	—	652	5,920,673
Total other intangibles (weighted average life of 12 years)	$6,368,537	$—	$(10,000)	$652	$6,359,189

Accumulated amortization:	Balance as of December 31, 2022	Amortization	Other (1)	Effect of Currency Translation	Balance as of March 31, 2023
Licenses	$(424,508)	$(1,144)	$10,000	$—	$(415,652)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(4,204,685)	(64,112)	—	(522)	(4,269,319)
Total other intangibles	$(4,635,602)	$(65,256)	$10,000	$(522)	$(4,691,380)
Net other intangibles	$1,732,935				$1,667,809
__________
(1)Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the three months ended March 31, 2023 and 2022 totaled $65.3 million and $90.2 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
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

During the three months ended March 31, 2023, we did not record any impairment charges associated with intangible assets or goodwill. During the three months ended March 31, 2022, we recorded impairment charges of $20.0 million associated with other intangible assets and we did not record any goodwill impairment charges. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
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
Nevakar Agreements
In May 2022, we announced that our Endo Ventures Limited (EVL) subsidiary had entered into an agreement to acquire six development-stage ready-to-use (RTU) injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the 2022 Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Condensed Consolidated Statements of Operations.
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
In August 2022, within the ongoing bankruptcy proceedings, EVL filed an adversary proceeding (the Nevakar Litigation) against Nevakar, Inc. and Nevakar Injectables Inc. (collectively, Nevakar) to enforce: (i) a 2018 development, license and commercialization agreement (the 2018 Nevakar Agreement) and (ii) the 2022 Nevakar Agreement. In September 2022, Nevakar filed counterclaims against EVL. In December 2022, EVL and Nevakar reached a settlement with respect to the Nevakar Litigation (the Nevakar Settlement) subject to Bankruptcy Court approval. The Nevakar Settlement provided for the amendment (the Nevakar Amendment) of the 2018 Nevakar Agreement to revoke EVL’s license of two products covered by the 2018 Nevakar Agreement, modify EVL’s license to the remaining three products covered by the 2018 Nevakar Agreement to reduce the royalty owed to Nevakar, terminate any obligations of EVL to make payments to Nevakar upon achievement of contingent milestones and eliminate Nevakar’s ability to terminate the remaining licenses for EVL’s breach or material breach. The Nevakar Settlement also provided that EVL and Nevakar would agree to a mutual release of certain claims under both the 2018 Nevakar Agreement and the 2022 Nevakar Agreement. The Nevakar Settlement was approved by the Bankruptcy Court in January 2023. The Nevakar Settlement had no effect on our Condensed Consolidated Financial Statements in 2022.
In the first quarter of 2023, the Company concluded that the Nevakar Amendment met the definition of a nonmonetary exchange. The Nevakar Amendment did not result in the sale or acquisition of additional rights by the Company. The Company determined that the estimated value of the product rights revoked is approximately equal to the estimated reduction in the future royalty costs associated with the three products retained. There was no carrying value associated with the revoked product rights as the associated payments to Nevakar were previously expensed as Acquired in-process research and development. Based on these factors, the Nevakar Amendment had no effect on our Condensed Consolidated Financial Statements for the three months ended March 31, 2023.
TLC Agreement
In June 2022, we announced that our EVL subsidiary had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599 (the TLC Agreement). We are accounting for the agreement as an asset acquisition. During the second quarter of 2022, we made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Condensed Consolidated Statements of Operations. For additional discussion of the agreement terms and development status, see Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.

NOTE 12. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At March 31, 2023, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	March 31, 2023	December 31, 2022	$ Change	% Change
Contract assets (1)	$7,064	$8,193	$(1,129)	(14)%
Contract liabilities (2)	$3,957	$4,099	$(142)	(3)%
__________
(1)At March 31, 2023 and December 31, 2022, approximately $0.8 million and $1.5 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both March 31, 2023 and December 31, 2022, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the three months ended March 31, 2023, approximately $0.1 million of revenue was recognized that was included in the contract liability balance at December 31, 2022.
During the three months ended March 31, 2023, we recognized revenue of $5.0 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts payable	$96,749	$109,033
Returns and allowances	144,723	160,619
Rebates	129,671	167,516
Chargebacks	434	920
Other sales deductions	6,210	6,197
Accrued interest	94	68
Accrued payroll and related benefits	64,440	95,666
Accrued royalties and other distribution partner payables	33,532	24,072
Other (1)	128,080	123,092
Total	$603,933	$687,183
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

NOTE 14. DEBT
The following table presents information about the Company’s total indebtedness at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023			December 31, 2022
	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)
5.375% Senior Notes due 2023	5.38%	$6,127	$6,127	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023	6.00%	56,436	56,436	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024	6.88%	300,000	281,219	6.88%	300,000	286,375
6.00% Senior Notes due 2025	6.00%	21,578	21,578	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027	8.50%	2,015,479	1,851,945	8.50%	2,015,479	1,894,774
9.50% Senior Secured Second Lien Notes due 2027	9.50%	940,590	940,590	9.50%	940,590	940,590
6.00% Senior Notes due 2028	6.00%	1,260,416	1,260,416	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029	7.13%	1,295,000	1,207,732	7.13%	1,295,000	1,230,799
Term Loan Facility	14.00%	1,975,000	1,807,463	13.50%	1,975,000	1,871,894
Revolving Credit Facility	11.50%	277,200	258,337	11.00%	277,200	265,728
Total (3)		$8,147,826	$7,691,843		$8,147,826	$7,834,717
__________
(1)Beginning on the Petition Date, we ceased recognition of interest expense related to all of our debt instruments and began to incur “adequate protection payments” related to our First Lien Debt Instruments (representing all of our debt instruments except for our senior unsecured notes and the 9.50% Senior Secured Second Lien Notes due 2027). The March 31, 2023 and December 31, 2022 “effective interest rates” included in the table above represent the rates in effect on such dates used to calculate: (i) future adequate protection payments related to our First Lien Debt Instruments and (ii) future contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and, with respect to our First Lien Debt Instruments, without consideration of any reductions related to adequate protection payments made through such date.
(2)The March 31, 2023 and December 31, 2022 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments. During the third quarter of 2022, in accordance with ASC 852, we adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Condensed Consolidated Statements of Operations) $89.2 million of previously deferred and unamortized costs associated with these instruments. The March 31, 2023 and December 31, 2022 carrying amounts of our First Lien Debt Instruments also reflect reductions for certain adequate protection payments made since the Petition Date.
(3)As of March 31, 2023 and December 31, 2022, the entire carrying amount our debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the Liabilities subject to compromise line in the Condensed Consolidated Balance Sheets.
General Information
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $4.7 billion and $4.9 billion at March 31, 2023 and December 31, 2022, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement, which, immediately following certain refinancing transactions that occurred in March 2021, provided for: (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding as of March 31, 2023 under the Credit Facilities are set forth in the table above.
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

As a result of the Chapter 11 Cases, since the Petition Date, we have not made, and we are not currently making, any scheduled principal or interest payments on the Credit Facilities or our various senior notes and senior secured notes. We are however making certain adequate protection payments. Additionally, as a result of the Chapter 11 Cases, all remaining commitments under the Revolving Credit Facility have been terminated.
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. Because the Company has not yet obtained approval by the Bankruptcy Court regarding such transactions, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all secured and unsecured debt instruments have been classified as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, and we ceased the recognition of interest expense related to these instruments as of the Petition Date. During the three months ended March 31, 2023, we did not recognize approximately $155 million of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.
Pursuant to the Cash Collateral Order that is further discussed in Note 2. Bankruptcy Proceedings, we are, among other things, obligated to make certain adequate protection payments during our bankruptcy proceedings on each of our First Lien Debt Instruments. On a cumulative basis through March 31, 2023, we made the following adequate protection payments pursuant to the Cash Collateral Order:
•$18.9 million with respect to the Revolving Credit Facility;
•$167.5 million with respect to the Term Loan Facility; and
•$269.6 million with respect to the applicable senior secured notes.
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
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the three months ended March 31, 2023 or the year ended December 31, 2022. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2022, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
January 2022 Senior Notes Repayments
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
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described herein. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs. Finally, as set forth in the stipulation filed with the Bankruptcy Court on March 24, 2023 (see Note 2. Bankruptcy Proceedings), our ability to access certain insurance proceeds may be impacted by the resolution reached between the Ad Hoc First Lien Group and the UCC.
As of March 31, 2023, our accrual for loss contingencies totaled $835.8 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of March 31, 2023, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.
As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors, including litigants, may file proofs of claim evidencing such claims. Following a hearing held in March 2023, the Bankruptcy Court entered the Bar Date Order setting July 7, 2023 as the general bar date (deadline) for persons and non-governmental entities to file proofs of claim against the Debtors. The Bankruptcy Court also set May 31, 2023 as the bar date for governmental entities to file claims other than claims relating to opioids against the Debtors. Certain claims, including most governmental claims relating to opioids, are subject to separate bar date procedures as set forth in more detail in the Bar Date Order.
At the Debtors’ request, the Bankruptcy Court has appointed a future claims representative (the FCR) in the Chapter 11 Cases. As further described in the applicable Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ opioid, transvaginal mesh or ranitidine products, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury.
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

At various times from June 2013 through the Petition Date, the Company and/or certain of its subsidiaries entered into various Master Settlement Agreements (MSAs) and other agreements intended to resolve approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs have been subject to a process that includes guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provided for the creation of QSFs into which settlement funds were deposited, established participation requirements and allowed for a reduction of the total settlement payment in the event participation thresholds were not met. In certain circumstances, participation requirements or other conditions for payment were not satisfied prior to the Petition Date. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant is conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant must represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions apply to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the three months ended March 31, 2023 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual (1)
Balance as of December 31, 2022	$50,339	$222,972
Cash distributions to settle disputes from Qualified Settlement Funds	(534)	(534)
Other (2)	313	313
Balance as of March 31, 2023	$50,118	$222,751
__________
(1)As of March 31, 2023 and December 31, 2022, the entire accrual is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
(2)Amounts deposited in the QSFs earn interest from time to time that is reflected in the table above as an increase to the QSF and Mesh Liability Accrual balances. Subject to any restrictions on making payments as a result of the Chapter 11 Cases, such interest is generally used to pay administrative costs of the funds and any interest remaining after all claims have been paid will generally be distributed to the claimants who participated in that settlement. Also included within this line are foreign currency adjustments for settlements not denominated in U.S. dollars.
Charges related to vaginal mesh liability and associated legal fees and other expenses for all periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
As of March 31, 2023, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $50.1 million of which remains in the QSFs as of March 31, 2023. In light of the filing of petitions for relief under the Bankruptcy Code, we do not expect to make new payments under previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
As of the Petition Date, mesh personal injury claims against AMS and Astora, in the U.S., became subject to the automatic stay applicable under the Bankruptcy Code, and stays of mesh litigation have been obtained in the United Kingdom and Australia. In certain other countries where no stay is in place, and in the event the stays in place were to be lifted, we will continue to vigorously defend any unresolved claims and to explore other options as appropriate in our best interests.
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

Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and EVL, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of May 1, 2023, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
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
The Stalking Horse Bid provides for the establishment by the Purchaser of voluntary opioid trusts for the benefit of certain public, tribal and private opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In particular, under the RSA (as amended), the opioid trusts would distribute up to a total of $599 million over ten years to eligible claimants that opt into the trust agreements by specified participation deadlines. Under the proposed public claimant opioid trust, states which previously entered into settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received under the prior settlement agreement(s), net of the amounts allocated to them by the trust, and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. The Debtors would have no obligation or liability with respect to the voluntary trusts, which would be funded exclusively by the Purchaser following the consummation of the Sale. As previously noted, the Stalking Horse Bid is subject to higher or otherwise better bids from other parties and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary opioid trusts by the Purchaser, will actually occur.

Although the proposed voluntary opioid trusts would be funded by the Purchaser, and not by the Company or any of its subsidiaries, we previously concluded that the proposed funding amount in the Stalking Horse Bid represented the best estimate of liability relating to the contingencies associated with various opioid claims against the Company and its subsidiaries. As such, during the third quarter of 2022, we recorded charges of approximately $419 million to adjust our aggregate opioid liability accrual to approximately $550 million based on the terms set forth in the public opioid trust term sheet attached to the original RSA. In March 2023, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with both the UCC and OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and discussed in additional detail under “Resolutions in the Chapter 11 Cases” in Note 2. Bankruptcy Proceedings), are supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amount for the proposed voluntary private opioid trust. In addition, the Ad Hoc First Lien Group agreed to a $15 million increase to the funding amount for the proposed voluntary public opioid trust. The agreement to increase the funding amount for the proposed voluntary private opioid trust was announced prior to the filing of the Annual Report; accordingly, we recorded an additional charge of $34 million in the fourth quarter of 2022 to increase our aggregate opioid liability accrual to approximately $584 million. The agreement to increase the funding amount for the proposed voluntary public opioid trust was not announced until after the filing of the Annual Report. Therefore, we recorded an additional charge of $15 million in the first quarter of 2023 to increase our aggregate opioid liability accrual to approximately $599 million. The Company believes this modified proposed funding amount represents the best estimate of liability relating to the contingencies associated with various opioid claims against the Company and its subsidiaries. The mediation remains ongoing and could result in additional valuations or estimates in the future that may result in further adjustments to our estimated aggregate opioid liability accrual.
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

The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including a third-party payer pursuing class action claims, appealed the dismissal orders. PPI was dismissed from the third-party payer appeal in September 2022. In November 2022, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal of the third-party payer complaint and dismissed the other appeals on procedural grounds.
In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. In November 2021, the MDL court issued a final judgment as to PPI and other generic defendants. At various times thereafter, certain MDL plaintiffs appealed the July 2021 dismissal order and/or the November 2021 judgment. These appeals generally remain pending, although PPI has been dismissed from certain of them.
In December 2022, the MDL court granted summary judgment in favor of certain remaining defendants with respect to five “designated cancers” (bladder, esophageal, gastric, liver and pancreatic), holding that plaintiffs had failed to provide sufficient evidence of causation. Various MDL plaintiffs subsequently appealed this order. Voluntary motions to dismiss PPI are pending in certain of those appeals.
In February and March 2023, the MDL court issued orders directing plaintiffs to explain why its December 2022 summary judgment ruling should not also result in judgment in favor of the other defendants on all designated cancer claims in the MDL. The court also imposed deadlines requiring any plaintiffs alleging non-designated cancer claims to produce expert reports no later than June 2023.
In July 2022, claimants alleging non-designated cancer claims were “exited” from the MDL census registry. Some of these claimants subsequently filed lawsuits in various courts. Following the MDL court’s December 2022 summary judgment order, the MDL court closed the census registry, and the registry-related tolling of the statute of limitations for registry participants remaining in the census registry at the time of its closure expired in April 2023.
As of the Petition Date, the claims against PPI (including new complaints and related appeals) became subject to the automatic stay; PPI was subsequently voluntarily dismissed from several pending matters, including the appeal from the MDL court’s dismissal of the third-party payer class action complaint.
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
In May 2018, we and our subsidiary PPCI each received a CID from the DOJ in relation to a U.S. False Claims Act investigation concerning whether generic pharmaceutical manufacturers engaged in price-fixing and market allocation agreements, paid illegal remuneration and caused the submission of false claims. We are cooperating with the investigation.
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
Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals (Jazz) and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; Aetna Inc. (Aetna) filed a similar case in May 2022 in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action. As of the Petition Date, the claims against PPI became subject to the automatic stay. In December 2022, the California state court overseeing the Aetna action granted the motion to quash for lack of personal jurisdiction and, in January 2023, Aetna filed an amended complaint that did not name PPI as a defendant.
In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda and PPI, with respect to an authorized generic, was in effect an output restriction conspiracy; the plaintiff asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In December 2021, the court dismissed the complaint for failure to state a claim (the plaintiff had already voluntarily dismissed all claims against EPI in November 2021). In January 2022, the plaintiff filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. As of the Petition Date, the claims against PPI became subject to the automatic stay. In September 2022, the plaintiff voluntarily dismissed all claims against PPI with prejudice in exchange for PPI’s agreement to provide certain limited discovery as a non-party. In March 2023, the court denied the plaintiff’s motion for class certification. In April 2023, the court authorized the filing of an amended complaint adding certain additional plaintiffs. The amended complaint names PPI as a defendant. The claims against PPI are subject to the automatic stay.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022. Briefing on the appeal has concluded and oral argument took place in May 2023.

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
Patent Matters
In March 2022, PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) received a notice letter from Cipla Limited (Cipla) advising of its filing of an Abbreviated New Drug Application (ANDA) for generic versions of VASOSTRICT® (vasopressin injection) for IV use 40 units/100 ml and 60 units/100 ml. In May 2022, PSP LLC, PPI and EPIC filed a complaint against Cipla in the U.S. District Court for the District of New Jersey, which triggered a 30-month stay of U.S. Food and Drug Administration (FDA) approval of Cipla’s ANDA; that stay expires in September 2024. In January 2023, PSP LLC, PPI and EPIC received another notice letter from Cipla advising of its ANDA filing for a generic version of VASOSTRICT® (vasopressin injection) for IV use 20 units/100 ml. In February 2023, PSP LLC, PPI and EPIC filed a complaint against Cipla concerning this ANDA in the U.S. District Court for the District of New Jersey. The 30-month stay on FDA approval of Cipla’s 20 units/100 ml ANDA expires in July 2025. Both lawsuits against Cipla have been consolidated to the same schedule.
In January 2023, PSP LLC, PPI and EPIC received a notice letter from Baxter Healthcare Corporation (Baxter) pursuant to 505(b)(3)(B)-(D) of the U.S. Federal Food, Drug, and Cosmetic Act of its New Drug Application (NDA) submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths. In March 2023, PSP LLC, PPI and EPIC filed a complaint against Baxter in the U.S. District Court for the District of Delaware asserting infringement of three patents. These patents are not listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book); therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Baxter’s NDA.
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

NOTE 16. OTHER COMPREHENSIVE INCOME
During the three months ended March 31, 2023 and 2022, there were no tax effects allocated to any component of Other comprehensive income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at March 31, 2023 and December 31, 2022 consist of Foreign currency translation loss.
NOTE 17. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three months ended March 31, 2023 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2022	$43	$24	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	(3,279)	—	(3,279)
Other comprehensive income	—	—	—	—	607	607
Compensation related to share-based awards	—	—	11,240	—	—	11,240
Other	—	—	(1)	—	—	(1)
BALANCE, MARCH 31, 2023	$43	$24	$8,980,561	$(12,907,899)	$(226,334)	$(4,153,605)
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
Share-Based Compensation
On March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding award agreements associated with stock options and stock awards. In connection with the rejection of these agreements, the Company recorded a charge of approximately $9.2 million during the first quarter of 2023 to recognize all remaining unrecognized compensation cost associated with these agreements. The Company recognized share-based compensation expense, inclusive of the charge described above, of $11.2 million and $4.9 million during the three months ended March 31, 2023 and 2022, respectively.

NOTE 18. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (gain) loss on sale of business and other assets (1)	$(527)	$135
Foreign currency loss, net (2)	117	1,712
Net loss from our investments in the equity of other companies (3)	122	86
Other miscellaneous, net	163	(644)
Other (income) expense, net	$(125)	$1,289
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 19. INCOME TAXES
The following table displays our Income (loss) from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations before income tax	$2,950	$(67,115)
Income tax expense (benefit)	$5,773	$(1,815)
Effective tax rate	195.7%	2.7%
The change in Income tax expense (benefit) for the three months ended March 31, 2023 compared to the prior year period primarily relates to an increase in accrued interest on uncertain tax positions and changes in the geographic mix of pre-tax earnings.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of March 31, 2023. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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

In connection with the IRS’s examination of our 2015 Return, on December 31, 2020, the IRS issued a Technical Advice Memorandum (TAM) regarding the portion of our 2015 net operating loss (NOL) that we believe qualifies as a specified product liability loss (SLL). The TAM concurred in part with our positions on the 2015 Return but disagreed with our position that the AMS worthless stock loss qualifies as an SLL. In April 2021, we received draft NOPAs from the IRS consistent with the TAM. We continue to disagree with the IRS’s position and the draft NOPAs received and, if necessary, intend to contest any additional tax determined to be owed with respect to the NOPAs. However, if we were unsuccessful in contesting the IRS’s position, we have preliminarily estimated that we would have additional cash taxes payable to the IRS of between $70 million and $250 million excluding interest. We continue to discuss this position with the IRS and the actual amount that may be owed to the IRS if we are unsuccessful may be different than our preliminary estimate. Although the timing of the outcome of this matter is uncertain, it is possible any final resolution of the matter could take a number of years.
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
NOTE 20. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator:
Loss from continuing operations	$(2,823)	$(65,300)
Loss from discontinued operations, net of tax	(456)	(6,674)
Net loss	$(3,279)	$(71,974)
Denominator:
For basic per share data—weighted average shares	235,216	233,879
Dilutive effect of ordinary share equivalents	—	—
For diluted per share data—weighted average shares	235,216	233,879
Basic per share amounts are computed based on the weighted average number of ordinary shares outstanding during the period. Diluted per share amounts are computed based on the weighted average number of ordinary shares outstanding and, if there is net income from continuing operations during the period, the dilutive effect of ordinary share equivalents outstanding during the period.
The dilutive effect of ordinary share equivalents, if any, is measured using the treasury stock method.
The following table presents, for the three months ended March 31, 2022, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts because to do so would have been antidilutive (in thousands):

Three Months Ended March 31,
2022
Stock options	6,005
Stock awards	7,553
On March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding award agreements associated with stock options and stock awards.

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

CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$878,594	$991,901
Restricted cash and cash equivalents	71,039	59,358
Accounts receivable, net	447,192	478,889
Inventories, net	252,450	241,349
Prepaid expenses and other current assets	104,745	111,807
Income taxes receivable	5,559	7,038
Receivables from Non-Debtor Affiliates	96,209	94,608
Total current assets	$1,855,788	$1,984,950
PROPERTY, PLANT AND EQUIPMENT, NET	243,229	233,114
OPERATING LEASE ASSETS	22,237	23,200
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,667,809	1,732,935
DEFERRED INCOME TAXES	8	—
INVESTMENTS IN NON-DEBTOR AFFILIATES	48,299	50,001
RECEIVABLES FROM NON-DEBTOR AFFILIATES	241,091	240,002
OTHER ASSETS	124,099	126,494
TOTAL ASSETS	$5,554,571	$5,742,707
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$579,949	$654,414
Current portion of operating lease liabilities	235	230
Income taxes payable	709	10
Payables to Non-Debtor Affiliates	14,240	20,162
Total current liabilities	$595,133	$674,816
DEFERRED INCOME TAXES	11,814	13,479
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	935	994
OTHER LIABILITIES	49,745	37,367
LIABILITIES SUBJECT TO COMPROMISE	9,040,746	9,168,782
TOTAL DEFICIT	(4,143,802)	(4,152,731)
TOTAL LIABILITIES AND DEFICIT	$5,554,571	$5,742,707

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands)

Three Months Ended March 31,
2023
TOTAL REVENUES, NET	$515,230
COSTS AND EXPENSES:
Cost of revenues	233,890
Selling, general and administrative	149,126
Research and development	29,760
Litigation-related and other contingencies, net	15,200
Asset impairment charges	146
Acquisition-related and integration items, net	397
Interest income, net	(2,738)
Reorganization items, net	85,352
Other income, net	(714)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$4,811
INCOME TAX EXPENSE	5,657
LOSS FROM CONTINUING OPERATIONS	$(846)
DISCONTINUED OPERATIONS, NET OF TAX	(456)
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(1,302)
EQUITY IN LOSS OF NON-DEBTOR AFFILIATES, NET OF TAX	(1,616)
NET LOSS	$(2,918)

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

Three Months Ended March 31,
2023
NET LOSS	$(2,918)
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$607
Total other comprehensive income	$607
COMPREHENSIVE LOSS	$(2,311)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

Three Months Ended March 31,
2023
OPERATING ACTIVITIES:
Net cash provided by operating activities (1)	$60,332
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(23,385)
Proceeds from the U.S. Government Agreement	8,938
Proceeds from sale of business and other assets	978
Disbursements for loans made to Non-Debtor Affiliates	(4,000)
Net cash used in investing activities	$(17,469)
FINANCING ACTIVITIES:
Adequate protection payments	(142,875)
Repayments of other indebtedness	(1,633)
Payments for contingent consideration	(207)
Net cash used in financing activities	$(144,715)
Effect of foreign exchange rate	226
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(101,626)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,136,259
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,034,633
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
NOTE 22. SUBSEQUENT EVENT
In September 2020, PSP LLC entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which PSP LLC would provide fill-finish manufacturing services at its plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, PSP LLC executed, and the Bankruptcy Court approved, a Settlement Agreement and Release of Claims with Novavax (the Novavax Settlement Agreement) to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid $27 million of cash and certain other non-cash consideration. Provided certain conditions are met, this agreement will be accounted for in the second quarter of 2023.
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

RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; bankruptcy proceedings and strategic review initiatives; financing activities; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
•Since 2019, the effects of COVID-19 have had direct and indirect impacts on our consolidated results. These impacts on our consolidated results and the results of our business segments to date may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for any future periods.
•In November 2020, we announced the initiation of several strategic actions, collectively referred to herein as the 2020 Restructuring Initiative, to optimize operations and increase overall efficiency. We recorded certain charges to complete these activities in anticipation of realizing annualized cost savings. For further discussion of these actions, including a discussion of amounts recognized, refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In November 2021, our PSP LLC subsidiary entered into a cooperative agreement with the U.S. government to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan plant to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation (the U.S. Government Agreement). Refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional discussion of this agreement.
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
•In April 2022, we communicated the initiation of certain actions to streamline and simplify certain functions, including our commercial organization, to increase our overall organizational effectiveness and better align with current and future needs. In December 2022, we announced we would be taking certain additional actions to cease the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration. These actions, which are collectively referred to herein as the 2022 Restructuring Initiative, were initiated with the expectation of, among other things, generating cost savings, with a portion to be reinvested to support the Company’s key strategic priority to expand and enhance its product portfolio. We have recorded and may continue to record certain charges to complete these actions in anticipation of realizing annualized cost savings. For further discussion of this initiative, including a discussion of amounts recognized, refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In May 2022, we announced that our EVL subsidiary had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, as well as a discussion of subsequent legal proceedings with Nevakar that affected both this agreement and a prior 2018 agreement with Nevakar, see Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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

•Beginning in June 2022, we elected to enter certain 30-day grace periods related to senior notes interest payments that were originally due to be paid between June 30, 2022 and August 1, 2022. Certain of these payments were subsequently paid prior to the expiration of the applicable grace periods; others were not. Refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for further discussion.
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
•During the first quarter of 2023, a competitor launched an alternative generic version of varenicline tablets. This launch began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment.
•In September 2020, PSP LLC entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which PSP LLC would provide fill-finish manufacturing services at its plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, PSP LLC executed, and the Bankruptcy Court approved, a Settlement Agreement and Release of Claims with Novavax (the Novavax Settlement Agreement) to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid $27 million of cash and certain other non-cash consideration. Provided certain conditions are met, this agreement will be accounted for in the second quarter of 2023.
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
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Total revenues, net	$515,267	$652,259	(21)%
Cost of revenues	232,742	273,215	(15)%
Gross margin	$282,525	$379,044	(25)%
Gross margin percentage	54.8%	58.1%
Selling, general and administrative	$150,793	$227,161	(34)%
Research and development	27,703	36,130	(23)%
Acquired in-process research and development	—	2,900	(100)%
Litigation-related and other contingencies, net	15,200	25,154	(40)%
Asset impairment charges	146	19,953	(99)%
Acquisition-related and integration items, net	397	(1,377)	NM
Interest expense, net	109	134,949	(100)%
Reorganization items, net	85,352	—	NM
Other (income) expense, net	(125)	1,289	NM
Income (loss) from continuing operations before income tax	$2,950	$(67,115)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decrease in revenues for the three months ended March 31, 2023 was primarily due to revenue decreases related to VASOSTRICT® and certain other products in our Sterile Injectables segment, as well as our Branded Pharmaceuticals segment, partially offset by increased revenues from our Generic Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”

Cost of revenues and gross margin percentage. During the three months ended March 31, 2023 and 2022, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of intangible assets (1)	$65,256	$90,234
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$1,982	$15,737
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease during the three months ended March 31, 2023 was primarily driven by prior asset impairment charges.
(2)Amounts in 2022 include, among other things, certain accelerated depreciation charges, inventory adjustments and net employee separation, continuity and other benefit-related costs, including amounts related to restructurings. For further discussion of our restructuring initiatives, including a discussion of amounts recognized and information about any expected future charges, refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1.
The decrease in Cost of revenues for the three months ended March 31, 2023 was primarily due to decreased revenues, decreased costs associated with amortization expense and decreased amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
The decrease in gross margin percentage for the three months ended March 31, 2023 was primarily due to unfavorable changes in product mix resulting primarily from decreased VASOSTRICT® revenues, partially offset by decreased costs associated with amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
Selling, general and administrative. The decrease for the three months ended March 31, 2023 was primarily due to decreased costs associated with certain litigation matters as a result of the automatic stay and restructuring and/or other cost reduction initiatives. In addition, costs associated with certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, are included in Selling, general and administrative expenses until the Petition Date. Following the Petition Date, such costs are required to be presented separately within Reorganization items, net to the extent such costs are incurred directly as a result of the Company’s ongoing bankruptcy proceedings. Refer to Note 2. Bankruptcy Proceedings and Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these items.
Research and development. Our research and development (R&D) efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis. In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with plantar fibromatosis and while the primary endpoint when analyzed with the overall study population did not meet statistical significance, a large patient sub-population showed statistically significant improvement across a majority of endpoints. The results of our Phase 2 study will inform our corresponding Phase 3 clinical program, which we expect to initiate later in 2023. We also initiated a proof-of-concept study in plantar fasciitis during the fourth quarter of 2022 and anticipate top-line results later this year. We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing non-surgical orthopedic care interventions. Additionally, until late 2022, we had been advancing our development programs for QWO®, which was launched in March 2021 for the treatment of moderate to severe cellulite in the buttocks of adult women. However, as further discussed in Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1, in December 2022, we announced we would be ceasing the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration.
We expect to continue to focus investments in RTU and other differentiated product candidates in our Sterile Injectables segment, potentially including acquisitions and/or license and commercialization agreements.
The decrease in R&D expense for the three months ended March 31, 2023 was primarily driven by decreased costs associated with certain of our XIAFLEX® development programs and certain restructuring and other cost reduction initiatives. Refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Other intangible asset impairment charges	$—	$19,953
Property, plant and equipment impairment charges	146	—
Total asset impairment charges	$146	$19,953
For additional information, refer to Note 7. Fair Value Measurements and Note 10. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
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
Interest expense, net. The components of Interest expense, net for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$263	$135,075
Interest income	(154)	(126)
Interest expense, net	$109	$134,949
The decrease in interest expense for the three months ended March 31, 2023 was primarily attributable to the fact that we ceased the recognition of interest expense related to our indebtedness beginning on the Petition Date as a result of the Chapter 11 Cases. Beginning during the third quarter of 2022, we became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which are currently being accounted for as a reduction of the carrying amount of the related debt instruments. Some or all of the adequate protection payments may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in increases in interest expense in future periods that may be material. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
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
Other (income) expense, net. The components of Other (income) expense, net for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (gain) loss on sale of business and other assets	$(527)	$135
Foreign currency loss, net	117	1,712
Net loss from our investments in the equity of other companies	122	86
Other miscellaneous, net	163	(644)
Other (income) expense, net	$(125)	$1,289
For additional information on the components of Other (income) expense, net, refer to Note 18. Other (Income) Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense (benefit). The following table displays our Income (loss) from continuing operations before income tax, Income tax expense (benefit) and Effective tax rate for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations before income tax	$2,950	$(67,115)
Income tax expense (benefit)	$5,773	$(1,815)
Effective tax rate	195.7%	2.7%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The change in Income tax expense (benefit) for the three months ended March 31, 2023 compared to the prior year period primarily relates to an increase in accrued interest on uncertain tax positions and changes in the geographic mix of pre-tax earnings.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of March 31, 2023. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss from discontinued operations before income taxes	$(526)	$(6,674)
Income tax benefit	$(70)	$—
Discontinued operations, net of tax	$(456)	$(6,674)
The pre-tax amounts during the three months ended March 31, 2023 and 2022 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$197,573	$204,861	(4)%
Sterile Injectables	101,255	240,028	(58)%
Generic Pharmaceuticals	198,180	185,944	7%
International Pharmaceuticals (1)	18,259	21,426	(15)%
Total net revenues from external customers	$515,267	$652,259	(21)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Specialty Products:
XIAFLEX®	$96,910	$99,484	(3)%
SUPPRELIN® LA	23,577	28,830	(18)%
Other Specialty (1)	21,694	20,744	5%
Total Specialty Products	$142,181	$149,058	(5)%
Established Products:
PERCOCET®	$26,056	$26,175	—%
TESTOPEL®	10,989	8,880	24%
Other Established (2)	18,347	20,748	(12)%
Total Established Products	$55,392	$55,803	(1)%
Total Branded Pharmaceuticals (3)	$197,573	$204,861	(4)%
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the three months ended March 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.

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
The decrease in XIAFLEX® revenues for the three months ended March 31, 2023 was primarily attributable to lower volumes, partially offset by increased net price. Volumes were primarily impacted by channel inventory destocking. XIAFLEX® first quarter 2023 demand growth reflected steady progress in adapting to continuing market dynamics and the ongoing third-party specialty pharmacy provider transition.
The decrease in SUPPRELIN® LA revenues for the three months ended March 31, 2023 was primarily attributable to decreased volumes and net price.
Established Products
Our Established Products portfolio has been and is likely to continue to be affected by ongoing competitive pressures. The effects of competition could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
VASOSTRICT®	$25,951	$155,890	(83)%
ADRENALIN®	25,575	33,823	(24)%
Other Sterile Injectables (1)	49,729	50,315	(1)%
Total Sterile Injectables (2)	$101,255	$240,028	(58)%
__________
(1)Products included within Other Sterile Injectables include APLISOL®, ertapenem for injection and others.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the three months ended March 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
The decrease in VASOSTRICT® revenues for the three months ended March 31, 2023 was primarily driven by decreases to both volumes and net price, which were primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. In February 2022, we launched VASOSTRICT® in an RTU bottle, representing the first and only RTU formulation of the drug. The bottle formulation now represents a meaningful portion of the overall vasopressin market. Nevertheless, the factors described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in ADRENALIN® revenues for the three months ended March 31, 2023 was primarily attributable to decreased volumes due to competition.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The increase in Generic Pharmaceuticals revenues for the three months ended March 31, 2023 was primarily attributable to revenues from dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, and revenues from varenicline tablets (our generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, partially offset by competitive pressures on certain generic products.
During the first quarter of 2023, a competitor launched an alternative generic version of varenicline tablets. This launch began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment. Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$96,265	$77,666	24%
Sterile Injectables	$41,090	$191,254	(79)%
Generic Pharmaceuticals	$91,687	$66,382	38%
International Pharmaceuticals	$5,347	$4,381	22%
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2023 was primarily attributable to decreased costs associated with our commercial investment in QWO® and certain legal matters, partially offset by the gross margin effects of the decreased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the three months ended March 31, 2023 was primarily attributable to the gross margin effects of the increased revenues further described above, favorable changes in product mix, which primarily related to varenicline tablets, and lower Selling, general and administrative expenses resulting from the impact of prior restructurings and reduced legal expenses.
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
Our principal source of liquidity is cash generated from operations. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $903.6 million at March 31, 2023 compared to $1,018.9 million at December 31, 2022. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes, litigation-related and other contingent liabilities, debt service payments (including adequate protection payments on our First Lien Debt Instruments) and other amounts related to our bankruptcy proceedings.
Our business is exposed to a variety of material risks as further described herein and in the Annual Report. We may face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities (including potential costs related to settlements and judgments, as well as legal defense costs) and our ongoing bankruptcy proceedings. On a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Additionally, as further discussed in Note 1. Basis of Presentation of the Condensed Consolidated Financial Statements included in Part I, Item 1, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
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
Working capital. The components of our working capital and our liquidity at March 31, 2023 and December 31, 2022 are below (dollars in thousands):

	March 31, 2023	December 31, 2022
Total current assets	$1,931,756	$2,076,768
Less: total current liabilities	606,643	689,627
Working capital	$1,325,113	$1,387,141
Current ratio (total current assets divided by total current liabilities)	3.2:1	3.0:1
Net working capital decreased by $62.0 million from December 31, 2022 to March 31, 2023. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $142.9 million; (ii) certain expenses incurred in connection with our bankruptcy proceedings and certain restructuring and other cost reduction initiatives; and (iii) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Agreement, of $22.3 million.
The classification of our assets and liabilities in our Condensed Consolidated Balance Sheets may change significantly during bankruptcy proceedings, which could result in material changes to our working capital in future periods. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$62,096	$201,319
Investing activities	(21,364)	(48,844)
Financing activities	(144,715)	(189,198)
Effect of foreign exchange rate	394	331
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(103,589)	$(36,392)
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
The $139.2 million decrease in Net cash provided by operating activities during the three months ended March 31, 2023 compared to the prior year period was primarily due to reduced VASOSTRICT® revenues and increased payments for professional fees associated with our bankruptcy proceedings and certain related transactions, partially offset by reduced payments for litigation costs as a result of the automatic stay and reduced interest payments (which have historically been reflected as operating cash flows) on most of our debt instruments, further discussed in Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. As further discussed below, adequate protection payments related to our First Lien Debt Instruments are currently being reflected as financing cash flows.
It is possible that our operating cash flows could decline in the future as a result of, among other things, reductions in revenues and payments associated with our bankruptcy proceedings and certain related transactions. Additionally, it is possible that some or all of the adequate protection payments described above may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result adequate protection payments being reflected as operating cash flows in future periods, which could in turn lead to decreases to our operating cash flows that may be material.

Investing activities. The $27.5 million decrease in Net cash used in investing activities during the three months ended March 31, 2023 compared to the prior year period was primarily attributable to a decrease in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $24.5 million and an increase in Proceeds from the U.S. Government Agreement of $8.9 million, partially offset by an increase in Capital expenditures, excluding capitalized interest of $8.3 million.
Financing activities. During the three months ended March 31, 2023, Net cash used in financing activities primarily related to Adequate protection payments of $142.9 million.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2022. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of the Annual Report.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 3. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as applicable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information otherwise required under this item.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We rely on cash from operations as well as access to the financial markets to fund our operations, maintain liquidity and meet our financial obligations. Our operations are subject to many significant risks and uncertainties, including those related to: (i) generic competition and legal challenges that could impact our key products; (ii) outstanding and future legal proceedings and governmental investigations, including those related to our sale, marketing and/or distribution of prescription opioid medications; (iii) uncertainties in the global banking system that could impact us or our customers or suppliers; and (iv) other risks and uncertainties. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including one or more of the following:
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2023.
Item 3.    Defaults Upon Senior Securities
As described in Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1, our filing of voluntary petitions for relief under the Bankruptcy Code constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
3.1	Certificate of Incorporation on re-registration as a public limited company of Endo International plc	001-36326	Current Report on Form 8-K12B	February 28, 2014
3.2	Memorandum and Articles of Association of Endo International plc, dated as of October 31, 2013 and as amended as of June 8, 2017	001-36326	Quarterly Report on Form 10-Q	August 8, 2017
10.1	Executive Employment Agreement between Endo Health Solutions Inc. and James Tursi, dated December 15, 2021 and effective January 18, 2022	001-36326	Annual Report on Form 10-K/A (Amendment No. 1)	April 28, 2023
10.2	Retention Agreement between Endo and James Tursi, dated July 11, 2022	001-36326	Annual Report on Form 10-K/A (Amendment No. 1)	April 28, 2023
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/S/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BRADLEY
Name:	Mark T. Bradley
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: May 8, 2023