Form 10-Q
period 2023-06-30
Endo International plc
filed 2023-08-08
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of August 1, 2023 was 235,219,612.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statements relating to future financial results, cost savings, revenues, expenses, net income and income per share; the status, progress and/or outcome of litigation, proceedings under chapter 11 of title 11 of the United States (U.S.) Code (the Bankruptcy Code) and/or any other contingency planning initiatives, including the application and effect of the automatic stay thereunder; future financing activities; the impact of public health crises and epidemics on the health and welfare of our employees and on our business (including any economic impact, anticipated return to historical purchasing decisions by customers, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us); the expansion of our product pipeline and any development, approval, launch or commercialization activities; and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements with words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about, among other things, the growth of our business, our financial performance and the development of our industry.
Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the timing or results of any pending or future litigation, investigations, claims, actual or contingent liabilities, settlement discussions, negotiations or other adverse proceedings, including proceedings involving opioid-related matters, antitrust matters and tax matters with the U.S. Internal Revenue Service (IRS); unfavorable publicity regarding the misuse of opioids; the status, progress and/or outcome of our ongoing bankruptcy proceedings; changing competitive, market and regulatory conditions; changes in legislation; our ability to obtain and maintain adequate protection for our intellectual property rights; the impacts of competition such as those related to the loss of VASOSTRICT® exclusivity; the timing and uncertainty of the results of both the research and development and regulatory processes, including regulatory decisions, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; our ability to develop or expand our product pipeline and to continue to develop the market for XIAFLEX® and other branded or unbranded products; the impact that known and unknown side effects may have on market perception and consumer preference; the success of any acquisition, licensing or commercialization; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 6, 2023 (the Annual Report), in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed with the SEC on May 8, 2023 (the First-Quarter 2023 Form 10-Q) and in other reports that we file with the SEC.
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
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR). Also note that, in Part I, Item 1A of the Annual Report and Part II, Item 1A of the First-Quarter 2023 Form 10-Q, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$865,918	$1,018,883
Restricted cash and cash equivalents	159,707	145,358
Accounts receivable, net	447,885	493,988
Inventories, net	274,535	274,499
Prepaid expenses and other current assets	108,081	136,923
Income taxes receivable	6,786	7,117
Total current assets	$1,862,912	$2,076,768
PROPERTY, PLANT AND EQUIPMENT, NET	448,043	438,314
OPERATING LEASE ASSETS	25,787	28,070
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,604,271	1,732,935
OTHER ASSETS	126,087	129,839
TOTAL ASSETS	$5,419,111	$5,757,937
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$563,425	$687,183
Current portion of operating lease liabilities	848	903
Income taxes payable	609	1,541
Total current liabilities	$564,882	$689,627
DEFERRED INCOME TAXES	11,632	13,825
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	4,727	5,129
OTHER LIABILITIES	40,275	42,746
LIABILITIES SUBJECT TO COMPROMISE	8,924,870	9,168,782
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both June 30, 2023 and December 31, 2022	44	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 and 235,208,039 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	8,980,561	8,969,322
Accumulated deficit	(12,884,461)	(12,904,620)
Accumulated other comprehensive loss	(223,443)	(226,941)
Total shareholders’ deficit	$(4,127,275)	$(4,162,172)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,419,111	$5,757,937
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TOTAL REVENUES, NET	$546,852	$569,114	$1,062,119	$1,221,373
COSTS AND EXPENSES:
Cost of revenues	233,852	263,786	466,594	537,001
Selling, general and administrative	137,729	180,830	288,522	407,991
Research and development	28,037	29,788	55,740	65,918
Acquired in-process research and development	—	65,000	—	67,900
Litigation-related and other contingencies, net	28,013	208	43,213	25,362
Asset impairment charges	—	1,781,063	146	1,801,016
Acquisition-related and integration items, net	365	1,825	762	448
Interest expense, net	120	139,784	229	274,733
Reorganization items, net	84,267	—	169,619	—
Other expense (income), net	179	(19,438)	54	(18,149)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$34,290	$(1,873,732)	$37,240	$(1,940,847)
INCOME TAX EXPENSE	10,279	7,151	16,052	5,336
INCOME (LOSS) FROM CONTINUING OPERATIONS	$24,011	$(1,880,883)	$21,188	$(1,946,183)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 4)	(573)	(4,544)	(1,029)	(11,218)
NET INCOME (LOSS)	$23,438	$(1,885,427)	$20,159	$(1,957,401)
NET INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$0.10	$(8.00)	$0.09	$(8.30)
Discontinued operations	—	(0.02)	—	(0.05)
Basic	$0.10	$(8.02)	$0.09	$(8.35)
NET INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$0.10	$(8.00)	$0.09	$(8.30)
Discontinued operations	—	(0.02)	—	(0.05)
Diluted	$0.10	$(8.02)	$0.09	$(8.35)
WEIGHTED AVERAGE SHARES:
Basic	235,220	235,117	235,218	234,498
Diluted	235,220	235,117	235,662	234,498
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$23,438	$(1,885,427)	$20,159	$(1,957,401)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$2,891	$(4,334)	$3,498	$(2,439)
Total other comprehensive income (loss)	$2,891	$(4,334)	$3,498	$(2,439)
COMPREHENSIVE INCOME (LOSS)	$26,329	$(1,889,761)	$23,657	$(1,959,840)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$20,159	$(1,957,401)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	155,003	206,224
Share-based compensation	11,240	7,650
Amortization of debt issuance costs and discount	—	7,470
Deferred income taxes	(2,287)	(5,416)
Change in fair value of contingent consideration	762	448
Acquired in-process research and development charges	—	67,900
Asset impairment charges	146	1,801,016
Gain on sale of business and other assets	(622)	(11,745)
Other	(477)	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	43,916	93,519
Inventories	769	(25,369)
Prepaid and other assets	19,902	120,013
Accounts payable, accrued expenses and other liabilities	(58,598)	(239,449)
Income taxes payable/receivable, net	(499)	3,043
Net cash provided by operating activities	$189,414	$67,903
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(53,516)	(47,559)
Capitalized interest payments	—	(3,140)
Proceeds from the U.S. Government Agreement	19,354	7,340
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(89,520)
Proceeds from sale of business and other assets	2,259	21,133
Net cash used in investing activities	$(31,903)	$(111,746)
FINANCING ACTIVITIES:
Repayments of notes	—	(180,342)
Repayments of term loans	—	(10,000)
Adequate protection payments	(291,689)	—
Repayments of other indebtedness	(3,299)	(2,970)
Payments for contingent consideration	(2,083)	(1,744)
Payments of tax withholding for restricted shares	—	(1,894)
Net cash used in financing activities	$(297,071)	$(196,950)
Effect of foreign exchange rate	944	(452)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(138,616)	$(241,245)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,249,241	1,631,310
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,110,625	$1,390,065

See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in the Annual Report.
Going Concern
As further discussed herein, thousands of governmental and private plaintiffs have filed suit against us and/or certain of our subsidiaries alleging opioid-related claims, most of which we have not been able to settle. As a result of the possibility or occurrence of an unfavorable outcome with respect to these proceedings, other legal proceedings and certain other risks and uncertainties, we explored a wide array of potential actions as part of our contingency planning and, as further described in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed with the SEC on August 9, 2022 (the Second-Quarter 2022 Form 10-Q), we previously concluded that the related conditions and events gave rise to substantial doubt about our ability to continue as a going concern.
Subsequent to the filing of the Second-Quarter 2022 Form 10-Q, beginning on August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt for additional information. As a result of these conditions and events, management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements have been prepared under the going concern basis of accounting as required by U.S. GAAP and do not include any adjustments that might be necessary should we be unable to continue as a going concern.
NOTE 2. BANKRUPTCY PROCEEDINGS
Chapter 11 Filing
As noted above, on the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional Debtors filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. The Debtors have received approval from the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to jointly administer their chapter 11 cases (the Chapter 11 Cases) for administrative purposes only pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure under the caption In re Endo International plc, et al. Certain entities consolidated by Endo International plc and included in these Condensed Consolidated Financial Statements are not party to the Chapter 11 Cases. These entities are collectively referred to herein as the Non-Debtor Affiliates.

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
As described in the RSA, the Stalking Horse Bidder’s bid (the Stalking Horse Bid), which was subject to higher or otherwise better bids from other parties, includes an offer to purchase substantially all of our assets for an aggregate purchase price including: (i) a credit bid in full satisfaction of the Prepetition First Lien Indebtedness (as defined in the RSA); (ii) $5 million in cash on account of certain unencumbered assets; (iii) $122 million to wind-down our operations following the Sale closing date (the Wind-Down Amount); (iv) pre-closing professional fees; and (v) the assumption of certain liabilities. As part of the Stalking Horse Bid, the Stalking Horse Bidder will also make offers of employment to all of our active employees. The proposed purchase and sale agreement with respect to the Stalking Horse Bid as filed with the Bankruptcy Court on November 23, 2022, and as amended and subsequently filed with the Bankruptcy Court on March 24, 2023 and July 7, 2023, includes customary representations and warranties and customary covenants by the parties thereto.

On November 23, 2022, we filed: (i) a motion seeking Bankruptcy Court approval of bidding procedures in connection with the Sale and (ii) a motion seeking to set deadlines (bar dates) for all claimants to file claims against the Debtors. At a hearing on December 15, 2022, the Bankruptcy Court directed the Debtors and certain key parties in interest in the Chapter 11 Cases to participate in a mediation process to attempt to resolve certain objections and contested issues relating to the bidding procedures motion, the Sale and other critical matters in the Chapter 11 Cases.
In March 2023, the Debtors announced that, as a result of the mediation process, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with both the unsecured creditors' committee (the UCC) and opioid claimants' committee (the OCC) appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and described in further detail below), are supported by the Debtors. In connection with such resolutions, the Company agreed in principle with the Ad Hoc First Lien Group to reduce the Wind-Down Amount associated with the Stalking Horse Bid from $122 million to approximately $116 million, subject to definitive documentation. Following a hearing, the Bankruptcy Court entered orders on April 3, 2023 approving the bidding procedures motion (the Bidding Procedures Order) and the bar date motion.
As part of the Bidding Procedures Order, the Bankruptcy Court also approved certain internal restructuring transactions under Irish law that will allow us to pursue the Sale in a tax efficient manner (the Reconstruction Steps). The Reconstruction Steps were completed on May 31, 2023, and involved, among other things: (i) the conversion from private limited companies to private unlimited companies under Irish law of our subsidiaries Endo Ventures Limited and Endo Global Biologics Limited and their re-registration as Endo Ventures Unlimited (EVU) and Endo Global Biologics Unlimited (EGBU), respectively; and (ii) the transfer of the business and assets of EVU and EGBU to our newly-formed subsidiaries Operand Pharmaceuticals II Limited and Operand Pharmaceuticals III Limited.
As contemplated by the RSA, the bidding procedures order approved a marketing process and auction that was conducted under the supervision of the Bankruptcy Court, during which interested parties had an opportunity to conduct due diligence and determine whether to submit a bid to acquire the Debtors’ assets. In the months following the entry of the Bidding Procedures Order, the Company conducted a robust marketing process. Following the passing of the deadline for potential bidders to submit indications of interest, on June 20, 2023, in accordance with the Bidding Procedures Order, the Company filed with the Bankruptcy Court a notice of termination of the sale and marketing process (the Sale Acceleration Election), naming the Stalking Horse Bidder as the Successful Bidder (as defined in the Bidding Procedures Order) and accelerating the hearing to approve the sale from August 31, 2023 to July 28, 2023 (which was thereafter adjourned to August 14, 2023).
Now that the Stalking Horse Bid has been selected as the highest or otherwise best offer following said marketing process, the Ad Hoc First Lien Group will direct the Collateral Trustee (as defined in the Collateral Trust Agreement) to assign its rights to credit bid, on behalf of the Secured Parties (as defined in the Collateral Trust Agreement), to the Stalking Horse Bidder, so as to enable the Stalking Horse Bidder to credit bid for all or substantially all of our assets in exchange for the extinguishment of the obligations to the Secured Parties.
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
The RSA provides certain milestones for the Restructuring. If we fail to satisfy these milestones and such failure is not the result of a breach of the RSA by the Required Consenting First Lien Creditors (as defined in the RSA), the Required Consenting First Lien Creditors will have the right to terminate the RSA. These milestones, as modified since we entered into the RSA (and which may be further modified from time to time) and as adjusted to reflect our exercise of the Sale Acceleration Election, include: (i) not later than 11:59 p.m. prevailing Eastern Time on October 25, 2022, the Bankruptcy Court shall have entered the Cash Collateral Order (as defined below) on a final basis; (ii) not later than 11:59 p.m. prevailing Eastern Time on April 11, 2023, the Bankruptcy Court shall have entered an order approving the bidding procedures; (iii) not later than 11:59 p.m. prevailing Eastern Time on September 13, 2023, the Bankruptcy Court shall have entered an order approving the Sale (the Sale Order Date); and (iv) not later than the earlier of (x) 11:59 p.m. prevailing Eastern Time on September 13, 2023 and (y) the date that is thirty (30) calendar days after the date the order approving the sale is entered (the Outside Date), the closing of the Sale shall have occurred, in which case the Outside Date is subject to certain extensions as a result of the Sale Acceleration Election as set forth in the RSA, including: (a) for extensions of prior milestones; (b) to close the Sale transaction with a backup bidder; and (c) for delays in obtaining regulatory or third-party approvals or consents. As of the date of this report, milestones (i) and (ii) referenced above have been satisfied. Each of the parties to the RSA may terminate the agreement (and thereby their support for the Sale) under certain limited circumstances, including for material breaches and materially untrue representations and warranties by their counterparties, if a governmental agency enjoins the Sale or if the purchase and sale agreement with respect to the Sale is terminated under certain circumstances.

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
As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. As noted above, the Debtors have filed a motion seeking to set a bar date (deadline) for holders of claims to file proofs of claim (including general claims and claims of governmental units). On April 3, 2023, the Bankruptcy Court entered an order, as subsequently amended on June 23, 2023 and July 14, 2023 (the Bar Date Order) setting July 7, 2023 as the general bar date (deadline) for persons and non-governmental entities to file proofs of claim against the Debtors. The Bankruptcy Court also set May 31, 2023 as the bar date for governmental entities to file claims other than certain claims relating to opioids against the Debtors. Certain claims, including most governmental claims relating to opioids, are subject to separate bar date procedures as set forth in more detail in the Bar Date Order.
As of August 1, 2023, more than 829,000 claims, totaling more than $924 billion, have been filed against the Debtors, including, in certain cases, duplicate claims across multiple Debtors. For example, the IRS has filed multiple proofs of claim against several of the Debtors, as further discussed in Note 19. Income Taxes. We expect that the Debtors may continue to receive a number of claims in the future. As claims are filed, they are being evaluated for validity and compared to amounts recorded in our accounting records. As of the date of this report, the amounts of certain of the claims received exceed the amounts of the corresponding liabilities, if any, that we have recorded based on our assessments of the purported liabilities underlying such claims, and it is likely this will continue to be the case in future periods. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of June 30, 2023.
Differences in amounts recorded and claims filed by creditors will continue to be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. In light of the substantial number of claims that have been filed as of the date of this report and may be filed in the future, the claims resolution process may take considerable time to complete and may continue for the duration of the Debtors’ bankruptcy proceedings.
Resolutions in the Chapter 11 Cases
In March 2023, the Debtors announced that, in connection with the mediation process and as referenced in an amended RSA, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with the UCC and the OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. In July 2023, the Debtors announced an additional resolution between the Stalking Horse Bidder and the Future Claimants' Representative (the FCR). These resolutions, which are set forth in greater detail in filings with the Bankruptcy Court dated as of March 24, 2023 and July 13, 2023, respectively, are supported by the Debtors.

The resolution reached between the Ad Hoc First Lien Group and the UCC provides that, upon the consummation of the Sale, the Stalking Horse Bidder will create a trust for the benefit of eligible general unsecured creditors. As consideration, the trust will receive, among other things, (i) $60 million in cash; (ii) 4.25% of equity in the Stalking Horse Bidder (subject to dilution by equity issued pursuant to rights offerings and under the management incentive plan); (iii) a litigation trust, which will have the right to pursue certain estate claims and causes of action against (1) non-continuing directors and former officers (as against certain specified insurance policies and proceeds), (2) certain third-party advisors to the Debtors, and (3) certain additional third parties, including parties to certain pre-petition transactions with the Debtors; and (iv) a rights offering for certain eligible trust beneficiaries, subject to certain subscription requirements, for up to $160 million of equity in the Stalking Horse Bidder. The resolution also contemplates a fee cap of $15 million for the UCC professionals for any work done after April 1, 2023.
The resolution reached between the Ad Hoc First Lien Group and the OCC provides that, upon the consummation of the Sale, the Stalking Horse Bidder will create a trust for the benefit of certain private present opioid claimants (such as non-governmental entities). As consideration, the trust will receive, among other things, $119.7 million of gross cash consideration payable in three installments (subject to the Stalking Horse Bidder's exercise of certain prepayment options and triggers) to be distributed to eligible private present opioid claimants. As set forth in the amended RSA, the Stalking Horse Bidder has agreed, upon the consummation of the Sale, to fund a trust for the benefit of certain public and tribal opioid claimants. The trust to be created pursuant to the resolution reached with the OCC is intended to be structured similarly to the public/tribal opioid trust and includes prepayment obligations triggered upon certain prepayments made to the public/tribal opioid trust. The resolution also contemplates a fee cap of $8.5 million for opioid claimants’ committee hourly professionals.
The resolution reached between the Ad Hoc First Lien Group and the FCR provides that, upon the consummation of the Sale, the Stalking Horse Bidder will create trusts (the Future Trusts) for the benefit of certain private opioid and mesh claimants whose first injury did not arise until after the general bar date. As consideration, the Future Trusts will receive, among other things, $12 million of gross cash consideration payable in installments to be distributed to eligible private future opioid and mesh claimants.
In connection with the resolutions, the UCC, the OCC, the FCR and the ad hoc groups of debtholders party thereto have agreed to support the Sale.
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
Accordingly, for periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of June 30, 2023 and December 31, 2022, information about the amounts presented as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$32,054	$30,317
Accrued interest	160,617	160,617
Debt	7,543,028	7,834,717
Litigation accruals	864,995	820,805
Uncertain tax positions	249,496	235,176
Other (1)	74,680	87,150
Total	$8,924,870	$9,168,782
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
Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations. The following table sets forth, for the three and six months ended June 30, 2023, information about the amounts presented as Reorganization items, net in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Professional fees	$84,267	$169,619
Total	$84,267	$169,619
During the six months ended June 30, 2023, our operating cash flows included net cash outflows of $162.0 million related to amounts classified or expected to be classified as Reorganization items, net, which primarily consisted of payments for professional fees.
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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments, share-based compensation, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of public health crises, like the recent COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, health insurance coverage, the speed of the anticipated recovery and governmental and business reactions to a public health emergency and/or epidemic, including any possible re-initiation of shutdowns or renewed restrictions, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Condensed Consolidated Balance Sheets. Furthermore, our ongoing bankruptcy proceedings and planned sale process have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
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
NOTE 4. DISCONTINUED OPERATIONS AND ASSET SALES
Astora
The operating results of the Company’s Astora business, which the Board of Directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Litigation-related and other contingencies, net	$500	$—	$500	$—
Loss from discontinued operations before income taxes	$(660)	$(4,544)	$(1,186)	$(11,218)
Income tax benefit	$(87)	$—	$(157)	$—
Discontinued operations, net of tax	$(573)	$(4,544)	$(1,029)	$(11,218)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $1.0 million and $11.2 million for the six months ended June 30, 2023 and 2022, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
Refer to Note 15. Commitments and Contingencies for amounts and additional information relating to vaginal mesh-related matters.
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
In 2022, we entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York to Ram Ridge Partners BH LLC. The assets primarily consisted of property, plant and equipment. In October 2022, the Bankruptcy Court approved the sale of the assets. The sale closed during the fourth quarter of 2022. As a result of this sale, we became entitled to aggregate cash consideration of approximately $18.5 million, substantially all of which was received by December 31, 2022. In connection with this sale, we recognized a pre-tax disposal gain of approximately $8.4 million during the fourth quarter of 2022, which we recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations.
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
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net restructuring charges (charge reversals) related to:
Accelerated depreciation	$147	$3,824
Inventory adjustments	261	1,027
Employee separation, continuity and other benefit-related costs	(655)	1,723
Certain other restructuring costs	108	682
Total	$(139)	$7,256
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $0.1 million of pre-tax net charge reversals and $5.1 million of pre-tax net charges during the three and six months ended June 30, 2022, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
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
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net restructuring charges (charge reversals) included in:
Cost of revenues	$391	$3,650
Selling, general and administrative	(712)	444
Research and development	182	3,162
Total	$(139)	$7,256

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
These pre-tax net amounts were primarily attributable to our Branded Pharmaceuticals segment, which incurred $0.6 million and $17.0 million of pre-tax net charges during the three and six months ended June 30, 2022. The remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.
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
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net restructuring charges (charge reversals) included in:
Cost of revenues	$1,169	$13,284
Selling, general and administrative	(907)	12,719
Research and development	410	4,101
Total	$672	$30,104

Changes to the liability for the 2022 Restructuring Initiative during the six months ended June 30, 2023 were as follows (in thousands):

Employee Separation, Continuity and Other Benefit-Related Costs
Liability balance as of December 31, 2022	$14,997
Net charge reversals	(194)
Cash payments	(11,181)
Liability balance as of June 30, 2023	$3,622
The liability at June 30, 2023 is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.
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
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as ADRENALIN®, VASOSTRICT® and APLISOL®, among others, and certain generic sterile injectable products.
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

The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues from external customers:
Branded Pharmaceuticals	$212,377	$218,952	$409,950	$423,813
Sterile Injectables	137,028	123,171	238,283	363,199
Generic Pharmaceuticals	178,579	203,377	376,759	389,321
International Pharmaceuticals (1)	18,868	23,614	37,127	45,040
Total net revenues from external customers	$546,852	$569,114	$1,062,119	$1,221,373
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$115,340	$88,613	$211,605	$166,279
Sterile Injectables	69,546	68,397	110,636	259,651
Generic Pharmaceuticals	80,404	83,337	172,091	149,719
International Pharmaceuticals	4,861	8,472	10,208	12,853
Total segment adjusted income from continuing operations before income tax	$270,151	$248,819	$504,540	$588,502
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated income (loss) from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total consolidated income (loss) from continuing operations before income tax	$34,290	$(1,873,732)	$37,240	$(1,940,847)
Interest expense, net	120	139,784	229	274,733
Corporate unallocated costs (1)	37,696	38,388	77,353	81,669
Amortization of intangible assets	64,425	87,568	129,681	177,802
Acquired in-process research and development charges	—	65,000	—	67,900
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	14,281	37,347	25,954	94,996
Certain litigation-related and other contingencies, net (3)	28,013	208	43,213	25,362
Certain legal costs (4)	2,113	(9,462)	3,673	23,270
Asset impairment charges (5)	—	1,781,063	146	1,801,016
Acquisition-related and integration items, net (6)	365	1,825	762	448
Foreign currency impact related to the remeasurement of intercompany debt instruments	1,922	(2,092)	2,206	(894)
Reorganization items, net (7)	84,267	—	169,619	—
Other, net (8)	2,659	(17,078)	14,464	(16,953)
Total segment adjusted income from continuing operations before income tax	$270,151	$248,819	$504,540	$588,502
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three months ended June 30, 2023 include net employee separation, continuity and other benefit-related charges of $15.1 million, partially offset by a net reversal of certain inventory charges related to restructurings of $0.9 million. Amounts for the six months ended June 30, 2023 include net employee separation, continuity and other benefit-related charges of $25.9 million and other net charges of $0.6 million, partially offset by a net reversal of certain inventory charges related to restructurings of $0.6 million. Amounts for the three months ended June 30, 2022 include net employee separation, continuity and other benefit-related charges of $11.7 million, accelerated depreciation charges of $0.1 million and other net charges, including those related to strategic review initiatives, of $25.5 million. Amounts for the six months ended June 30, 2022 include net employee separation, continuity and other benefit-related charges of $44.1 million, accelerated depreciation charges of $3.8 million and other net charges, including those related to strategic review initiatives, of $47.1 million. These amounts relate primarily to our restructuring activities as further described in Note 5. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in this row until the Petition Date and in the Reorganization items, net row thereafter.
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
(8)The amount for the six months ended June 30, 2023 primarily relates to a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023. Other amounts in this row relate to gains and losses on sales of business and other assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the three and six months ended June 30, 2023 and 2022, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$117,291	$120,878	$214,201	$220,362
SUPPRELIN® LA	28,223	24,739	51,800	53,569
Other Specialty (1)	19,839	18,246	41,533	38,990
Total Specialty Products	$165,353	$163,863	$307,534	$312,921
Established Products:
PERCOCET®	$26,445	$26,256	$52,501	$52,431
TESTOPEL®	11,600	10,021	22,589	18,901
Other Established (2)	8,979	18,812	27,326	39,560
Total Established Products	$47,024	$55,089	$102,416	$110,892
Total Branded Pharmaceuticals (3)	$212,377	$218,952	$409,950	$423,813
Sterile Injectables:
ADRENALIN®	$27,133	$26,774	$52,708	$60,597
VASOSTRICT®	24,419	35,630	50,370	191,520
Other Sterile Injectables (4)	85,476	60,767	135,205	111,082
Total Sterile Injectables (3)	$137,028	$123,171	$238,283	$363,199
Total Generic Pharmaceuticals (5)	$178,579	$203,377	$376,759	$389,321
Total International Pharmaceuticals (6)	$18,868	$23,614	$37,127	$45,040
Total revenues, net	$546,852	$569,114	$1,062,119	$1,221,373
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. During the second quarter of 2023, the Company executed a Settlement Agreement and Release of Claims with Novavax, Inc. (the Novavax Settlement Agreement) to resolve a dispute under a previous manufacturing and services agreement. For the three months ended June 30, 2023, the cash and non-cash consideration received in connection with the Novavax Settlement Agreement made up 6% of consolidated total revenues. No other individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. Varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 10% and 13%, for the three and six months ended June 30, 2023, respectively, and 13% and 12% for the three and six months ended June 30, 2022, respectively, of consolidated total revenues. During the six months ended June 30, 2023, dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, made up 5% of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at June 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	June 30, 2023	December 31, 2022
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$159,707	$145,358
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	85,000
Total restricted cash and cash equivalents		$244,707	$230,358
__________
(1)Amounts at June 30, 2023 and December 31, 2022 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $51.2 million and $50.7 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh- and/or opioid-related matters, and (ii) approximately $86.0 million of restricted cash and cash equivalents at both June 30, 2023 and December 31, 2022 related to certain insurance-related matters. See Note 15. Commitments and Contingencies for further information about litigation-related matters.
(2)The amounts at June 30, 2023 and December 31, 2022 relate to the TLC Agreement. See Note 11. License, Collaboration and Asset Acquisition Agreements for further information.
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
Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Fair Value Measurements at June 30, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$7,108	$—	$—	$7,108
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$14,653	$14,653

	Fair Value Measurements at December 31, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$12,226	$—	$—	$12,226
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$16,571	$16,571
__________
(1)At June 30, 2023 and December 31, 2022, money market funds include $7.1 million and $12.2 million, respectively, in QSFs. Amounts in QSFs are considered restricted cash equivalents. See Note 15. Commitments and Contingencies for further discussion of our litigation. At June 30, 2023 and December 31, 2022, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
(2)At June 30, 2023 and December 31, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.

Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$15,697	$17,976	$16,571	$20,076
Amounts settled	(1,890)	(1,357)	(2,769)	(2,159)
Changes in fair value recorded in earnings	365	1,825	762	448
Effect of currency translation	481	(202)	89	(123)
End of period	$14,653	$18,242	$14,653	$18,242
At June 30, 2023, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.5%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the six months ended June 30, 2023 by acquisition (in thousands):

	Balance as of December 31, 2022	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of June 30, 2023
Auxilium acquisition	$10,618	$389	$(812)	$10,195
Lehigh Valley Technologies, Inc. acquisitions	2,300	(14)	(686)	1,600
Other	3,653	387	(1,182)	2,858
Total	$16,571	$762	$(2,680)	$14,653
Nonrecurring Fair Value Measurements
Long-lived assets, goodwill and other intangible assets may be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the six months ended June 30, 2023, nonrecurring fair value measurements, which related primarily to certain property, plant and equipment, were not material.
NOTE 8. INVENTORIES
Inventories consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials (1)	$107,110	$105,975
Work-in-process (1)	51,889	43,057
Finished goods (1)	115,536	125,467
Total	$274,535	$274,499
__________
(1)The components of inventory shown in the table above are net of allowances.
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At June 30, 2023 and December 31, 2022, $22.5 million and $23.0 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company’s Condensed Consolidated Balance Sheets included approximately $11.1 million and $5.8 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 9. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at June 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	June 30, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$25,787	$28,070
Finance lease right-of-use assets	Property, plant and equipment, net	22,716	26,761
Total right-of-use assets		$48,503	$54,831
Operating lease liabilities (1):
Current operating lease liabilities	Current portion of operating lease liabilities	$848	$903
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	4,727	5,129
Total operating lease liabilities		$5,575	$6,032
Finance lease liabilities (1):
Noncurrent finance lease liabilities	Other liabilities	1,403	1,392
Total finance lease liabilities		$1,403	$1,392
__________
(1)Amounts at June 30, 2023 exclude operating lease liabilities of $24.9 million and finance lease liabilities of $13.6 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Amounts at December 31, 2022 exclude operating lease liabilities of $28.4 million and finance lease liabilities of $17.1 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
The following table presents information about lease costs and expenses and sublease income for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Line Items	2023	2022	2023	2022
Operating lease cost	Various (1)	$1,837	$2,311	$4,030	$5,037
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,017	$2,120	$4,044	$4,431
Interest on lease liabilities	Interest expense, net	$206	$353	$435	$606
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,195	$2,188	$5,201	$4,695
Finance lease right-of-use asset impairment charges	Asset impairment charges	$—	$3,063	$—	$3,063
Sublease income	Various (1)	$(1,544)	$(1,410)	$(3,088)	$(3,250)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$1,437	$1,523	$3,053	$3,129
Selling, general and administrative	$3,020	$3,632	$7,032	$7,676
Research and development	$48	$54	$102	$108
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain additional information related to our leases for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$5,921	$6,344
Operating cash payments for finance leases	$693	$1,063
Financing cash payments for finance leases	$3,299	$2,970

NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents information about our goodwill at June 30, 2023 and December 31, 2022 (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2022	$828,818	$523,193	$—	$—	$1,352,011
Goodwill as of June 30, 2023	$828,818	$523,193	$—	$—	$1,352,011
The carrying amounts of goodwill at June 30, 2023 and December 31, 2022 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2022	$855,810	$2,208,000	$3,142,657	$513,211	$6,719,678
Accumulated impairment losses as of June 30, 2023	$855,810	$2,208,000	$3,142,657	$525,314	$6,731,781
Other Intangible Assets
Changes in the amounts of other intangible assets for the six months ended June 30, 2023 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2022	Acquisitions	Other (1)	Effect of Currency Translation	Balance as of June 30, 2023
Licenses (weighted average life of 14 years)	$442,107	$—	$(10,000)	$—	$432,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	5,920,021	—	—	5,674	5,925,695
Total other intangibles (weighted average life of 12 years)	$6,368,537	$—	$(10,000)	$5,674	$6,364,211

Accumulated amortization:	Balance as of December 31, 2022	Amortization	Other (1)	Effect of Currency Translation	Balance as of June 30, 2023
Licenses	$(424,508)	$(2,288)	$10,000	$—	$(416,796)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(4,204,685)	(127,393)	—	(4,657)	(4,336,735)
Total other intangibles	$(4,635,602)	$(129,681)	$10,000	$(4,657)	$(4,759,940)
Net other intangibles	$1,732,935				$1,604,271
__________
(1)Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the three and six months ended June 30, 2023 totaled $64.4 million and $129.7 million, respectively. Amortization expense for the three and six months ended June 30, 2022 totaled $87.6 million and $177.8 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
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
During the three and six months ended June 30, 2023, we did not record any impairment charges associated with intangible assets or goodwill. During the three and six months ended June 30, 2022, we recorded impairment charges of $30.0 million and $50.0 million, respectively, associated with other intangible assets. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
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
Nevakar Agreements
In May 2022, we announced that our EVU subsidiary had entered into an agreement to acquire six development-stage ready-to-use (RTU) injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the 2022 Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Condensed Consolidated Statements of Operations.

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
In August 2022, within the ongoing bankruptcy proceedings, EVU filed an adversary proceeding (the Nevakar Litigation) against Nevakar, Inc. and Nevakar Injectables Inc. (collectively, Nevakar) to enforce: (i) a 2018 development, license and commercialization agreement (the 2018 Nevakar Agreement) and (ii) the 2022 Nevakar Agreement. In September 2022, Nevakar filed counterclaims against EVU. In December 2022, EVU and Nevakar reached a settlement with respect to the Nevakar Litigation (the Nevakar Settlement) subject to Bankruptcy Court approval. The Nevakar Settlement provided for the amendment (the Nevakar Amendment) of the 2018 Nevakar Agreement to revoke EVU’s license of two products covered by the 2018 Nevakar Agreement, modify EVU’s license to the remaining three products covered by the 2018 Nevakar Agreement to reduce the royalty owed to Nevakar, terminate any obligations of EVU to make payments to Nevakar upon achievement of contingent milestones and eliminate Nevakar’s ability to terminate the remaining licenses for EVU’s breach or material breach. The Nevakar Settlement also provided that EVU and Nevakar would agree to a mutual release of certain claims under both the 2018 Nevakar Agreement and the 2022 Nevakar Agreement. The Nevakar Settlement was approved by the Bankruptcy Court in January 2023. The Nevakar Settlement had no effect on our Condensed Consolidated Financial Statements in 2022.
In the first quarter of 2023, the Company concluded that the Nevakar Amendment met the definition of a nonmonetary exchange. The Nevakar Amendment did not result in the sale or acquisition of additional rights by the Company. The Company determined that the estimated value of the product rights revoked is approximately equal to the estimated reduction in the future royalty costs associated with the three products retained. There was no carrying value associated with the revoked product rights as the associated payments to Nevakar were previously expensed as Acquired in-process research and development. Based on these factors, the Nevakar Amendment had no effect on our Condensed Consolidated Financial Statements for the six months ended June 30, 2023.
TLC Agreement
In June 2022, we announced that our EVU subsidiary had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599 (the TLC Agreement). We are accounting for the agreement as an asset acquisition. During the second quarter of 2022, we made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Condensed Consolidated Statements of Operations. For additional discussion of the agreement terms and development status, see Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
NOTE 12. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At June 30, 2023, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	June 30, 2023	December 31, 2022	$ Change	% Change
Contract assets (1)	$6,634	$8,193	$(1,559)	(19)%
Contract liabilities (2)	$3,816	$4,099	$(283)	(7)%
__________
(1)At June 30, 2023 and December 31, 2022, approximately $0.8 million and $1.5 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both June 30, 2023 and December 31, 2022, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the six months ended June 30, 2023, approximately $0.3 million of revenue was recognized that was included in the contract liability balance at December 31, 2022.

During the six months ended June 30, 2023, we recognized revenue of $7.7 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts payable	$87,926	$109,033
Returns and allowances	141,824	160,619
Rebates	120,597	167,516
Chargebacks	591	920
Other sales deductions	4,716	6,197
Accrued interest	18	68
Accrued payroll and related benefits	67,870	95,666
Accrued royalties and other distribution partner payables	30,195	24,072
Other (1)	109,688	123,092
Total	$563,425	$687,183
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
NOTE 14. DEBT
The following table presents information about the Company’s total indebtedness at June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023			December 31, 2022
	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)
5.375% Senior Notes due 2023	5.38%	$6,127	$6,127	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023	6.00%	56,436	56,436	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024	6.88%	300,000	276,063	6.88%	300,000	286,375
6.00% Senior Notes due 2025	6.00%	21,578	21,578	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027	8.50%	2,015,479	1,809,116	8.50%	2,015,479	1,894,774
9.50% Senior Secured Second Lien Notes due 2027	9.50%	940,590	940,590	9.50%	940,590	940,590
6.00% Senior Notes due 2028	6.00%	1,260,416	1,260,416	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029	7.13%	1,295,000	1,184,665	7.13%	1,295,000	1,230,799
Term Loan Facility	14.25%	1,975,000	1,737,756	13.50%	1,975,000	1,871,894
Revolving Credit Facility	11.75%	277,200	250,281	11.00%	277,200	265,728
Total (3)		$8,147,826	$7,543,028		$8,147,826	$7,834,717
__________
(1)Beginning on the Petition Date, we ceased recognition of interest expense related to all of our debt instruments and began to incur “adequate protection payments” related to our First Lien Debt Instruments (representing all of our debt instruments except for our senior unsecured notes and the 9.50% Senior Secured Second Lien Notes due 2027). The June 30, 2023 and December 31, 2022 “effective interest rates” included in the table above represent the rates in effect on such dates used to calculate: (i) future adequate protection payments related to our First Lien Debt Instruments and (ii) future contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and, with respect to our First Lien Debt Instruments, without consideration of any reductions related to adequate protection payments made through such date.

(2)The June 30, 2023 and December 31, 2022 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments. During the third quarter of 2022, in accordance with ASC 852, we adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Condensed Consolidated Statements of Operations) $89.2 million of previously deferred and unamortized costs associated with these instruments. The June 30, 2023 and December 31, 2022 carrying amounts of our First Lien Debt Instruments also reflect reductions for certain adequate protection payments made since the Petition Date.
(3)As of June 30, 2023 and December 31, 2022, the entire carrying amount our debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the Liabilities subject to compromise line in the Condensed Consolidated Balance Sheets.
General Information
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $4.6 billion and $4.9 billion at June 30, 2023 and December 31, 2022, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement, which, immediately following certain refinancing transactions that occurred in March 2021, provided for: (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding as of June 30, 2023 under the Credit Facilities are set forth in the table above.
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
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. Because the Company has not yet obtained approval by the Bankruptcy Court regarding such transactions, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all secured and unsecured debt instruments have been classified as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, and we ceased the recognition of interest expense related to these instruments as of the Petition Date. During the three and six months ended June 30, 2023, we did not recognize approximately $160 million and $315 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.
Pursuant to the Cash Collateral Order that is further discussed in Note 2. Bankruptcy Proceedings, we are, among other things, obligated to make certain adequate protection payments during our bankruptcy proceedings on each of our First Lien Debt Instruments. On a cumulative basis through June 30, 2023, we made the following adequate protection payments pursuant to the Cash Collateral Order:
•$26.9 million with respect to the Revolving Credit Facility;
•$237.2 million with respect to the Term Loan Facility; and
•$340.6 million with respect to the applicable senior secured notes.
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
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the six months ended June 30, 2023 or the year ended December 31, 2022. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2022, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.

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
As further discussed in Note 2. Bankruptcy Proceedings, on the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional Debtors filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay. Where no stay is in place or expected, and in the event the stays in place were to be lifted, we intend to vigorously prosecute or defend our position as appropriate. We cannot predict the outcome of any proceeding, and there can be no assurance that we will be successful or obtain any requested relief.
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
As of June 30, 2023, our accrual for loss contingencies totaled $865.0 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of June 30, 2023, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.

As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors, including litigants, may file proofs of claim evidencing such claims. On April 3, 2023, the Bankruptcy Court entered the Bar Date Order, as subsequently amended on June 23, 2023 and July 14, 2023, setting July 7, 2023 as the general bar date (deadline) for persons and non-governmental entities to file proofs of claim against the Debtors. The Bankruptcy Court also set May 31, 2023 as the bar date for governmental entities to file claims other than certain claims relating to opioids against the Debtors. Certain claims, including most governmental claims relating to opioids, are subject to separate bar date procedures as set forth in more detail in the Bar Date Order.
At the Debtors’ request, the Bankruptcy Court has appointed the FCR in the Chapter 11 Cases. As further described in the applicable Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ opioid or transvaginal mesh, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Although the FCR was initially appointed to represent the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ ranitidine products, in August 2023 the Bankruptcy Court entered an order terminating the FCR’s appointment with respect to claims relating to the Debtors’ ranitidine products.
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
At various times from June 2013 through the Petition Date, the Company and/or certain of its subsidiaries entered into various Master Settlement Agreements (MSAs) and other agreements intended to resolve approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were solely by way of compromise and settlement and were not an admission of liability or fault by us or any of our subsidiaries. All MSAs were subject to a process that included guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provided for the creation of QSFs into which settlement funds were deposited, established participation requirements and allowed for a reduction of the total settlement payment in the event participation thresholds were not met. In certain circumstances, participation requirements or other conditions for payment were not satisfied prior to the Petition Date. Funds deposited in QSFs are considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant was conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant was required to represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions applied to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the six months ended June 30, 2023 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual (1)
Balance as of December 31, 2022	$50,339	$222,972
Additional charges	—	500
Cash distributions to settle disputes from Qualified Settlement Funds	(167)	(167)
Other (2)	656	656
Balance as of June 30, 2023	$50,828	$223,961
__________
(1)As of June 30, 2023 and December 31, 2022, the entire accrual is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
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

As of June 30, 2023, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $50.8 million of which remains in the QSFs as of June 30, 2023. In light of the filing of petitions for relief under the Bankruptcy Code, we do not expect to make new payments under previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
On June 29, 2023, the Company filed a motion in the Bankruptcy Court seeking: (i) confirmation that the automatic stay does not apply to certain distributions to mesh claimants under the QSFs and (ii) authorization to request the return of the QSF funds to relevant parties (the QSF Motion). On July 25, 2023, the Bankruptcy Court entered an order confirming that the automatic stay does not apply to certain distributions from QSFs for mesh claimants for whom the Company does not have a reversionary interest, as scheduled in the QSF Motion, and authorizing the Company to request the return of the QSF funds for the mesh claimants who did not object to the QSF Motion. Objecting mesh claimants will have until August 17, 2023 to file a formal objection to the QSF Motion unless otherwise agreed by the Company and such claimants.
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
The resolution reached between the Stalking Horse Bidder and the UCC contemplates the creation and funding of a trust by the Purchaser for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain mesh claimants. Additionally, on April 13, 2023, the Stalking Horse Bidder and the FCR filed a resolution with the Bankruptcy Court that contemplates that, after the Sale, the Purchaser will establish and fund, with an aggregate amount of $0.5 million, a trust for certain future mesh claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. As previously noted, the Stalking Horse Bid is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary mesh claims-related sub-trusts (including the trusts for certain future mesh claimants) by the Purchaser, will actually occur. Additionally, similar matters to the foregoing may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred.
Although the Company believes it has appropriately estimated the allowed claim amount associated with all mesh-related matters as of the date of this report, it is reasonably possible that adjustments to our overall liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin and EVU, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of August 1, 2023, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.

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
Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio; however, in April 2022, the Judicial Panel on Multidistrict Litigation issued an order suggesting that, based on the progress of the MDL, it would no longer transfer new cases filed in or removed to federal court to the MDL. Other cases are pending in various federal or state courts. Following the Petition Date, litigation activity against the Company and its subsidiaries ceased in nearly all pending cases as a result of the automatic stay and a November 2022 preliminary injunction order issued by the Bankruptcy Court. In June 2023, the Company requested that the Bankruptcy Court extend the preliminary injunction by a further 180 days. The Bankruptcy Court is expected to rule on the Company’s request in August 2023. A similar cessation of litigation activity is in place in Canada.
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
The Stalking Horse Bid provides for the establishment by the Purchaser of voluntary opioid trusts for the benefit of certain public, tribal and private present and future opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In particular, under the RSA (as amended), the opioid trusts would distribute up to a total of $611 million over ten years to eligible claimants that opt into the trusts by specified participation deadlines. Under the proposed public claimant opioid trust, states which previously entered into settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received under the prior settlement agreement(s), net of the amounts allocated to them by the trust, and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. The Debtors would have no obligation or liability with respect to the voluntary trusts, which would be funded exclusively by the Purchaser following the consummation of the Sale. As previously noted, the Sale to the Stalking Horse Bidder is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary opioid trusts by the Purchaser (including the trusts for certain future opioid claimants), will actually occur.

Although the proposed voluntary opioid trusts would be funded by the Purchaser, and not by the Company or any of its subsidiaries, we previously concluded that the proposed funding amount in the Stalking Horse Bid represented the best estimate of the allowed claims related to the contingencies associated with various opioid claims against the Company and its subsidiaries. As such, during the third quarter of 2022, we recorded charges of approximately $419 million to adjust our aggregate opioid liability accrual to approximately $550 million based on the terms set forth in the public opioid trust term sheet attached to the original RSA. In March 2023, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with both the UCC and OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and discussed in additional detail under “Resolutions in the Chapter 11 Cases” in Note 2. Bankruptcy Proceedings), are supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amount for the proposed voluntary private opioid trust. In addition, the Ad Hoc First Lien Group agreed to a $15 million increase to the funding amount for the proposed voluntary public opioid trust. The agreement to increase the funding amount for the proposed voluntary private opioid trust was announced prior to the filing of the Annual Report; accordingly, we recorded an additional charge of $34 million in the fourth quarter of 2022 to increase our aggregate opioid liability accrual to approximately $584 million. The agreement to increase the funding amount for the proposed voluntary public opioid trust was not announced until after the filing of the Annual Report. Therefore, we recorded an additional charge of $15 million in the first quarter of 2023 to increase our aggregate opioid liability accrual to approximately $599 million. On July 13, 2023, the Stalking Horse Bidder and the FCR filed with the Bankruptcy Court both a term sheet for a proposed resolution among such parties (the FCR Term Sheet) and an amended term sheet for the proposed voluntary private opioid trust. The resolution with the FCR provides that, in exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund a trust of $11.5 million to be established for the benefit of certain future opioid claimants. The amended term sheet for the proposed voluntary private opioid trust provides for a $0.5 million increase to the funding amount for the proposed voluntary private opioid trust. Accordingly, we recorded an additional charge of $12 million in the second quarter of 2023 to increase our aggregate opioid liability to approximately $611 million. The Company believes this modified proposed funding amount represents the best estimate of the allowed claims related to the contingencies associated with various opioid claims against the Company and its subsidiaries. Certain interested parties, including the U.S. Department of Justice (DOJ), continue to engage in the mediation in an effort to resolve their claims and/or objections relating to the sale process. The ongoing mediation, which is currently extended to August 14, 2023, could result in additional valuations or estimates in the future that may result in further adjustments to our estimated aggregate opioid liability accrual, which could be material.
To the extent unresolved, and in the event stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests, which may include entering into settlement negotiations and settlements even in circumstances where we believe we have meritorious defenses. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition to the lawsuits and administrative matters described above, the Company and/or its subsidiaries have received certain subpoenas, civil investigative demands (CIDs) and informal requests for information concerning the sale, marketing and/or distribution of prescription opioid medications, including but not limited to the following:
•Various state attorneys general have served subpoenas and/or CIDs on EHSI and/or EPI. Some of these state attorneys general subsequently filed lawsuits against the Company and/or its subsidiaries and/or have indicated their support for the opioid trusts described above. To the extent any state attorney general investigations are continuing, we are cooperating with them.
•In January 2018, EPI received a federal grand jury subpoena from the U.S. District Court for the Southern District of Florida seeking documents and information related to OPANA® ER, other oxymorphone products and marketing of opioid medications. We are cooperating with the investigation.
•In December 2020, the Company received a subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia seeking documents related to McKinsey & Company. The Company received a related subpoena in May 2021, also issued by the U.S. Attorney’s Office for the Western District of Virginia. We are cooperating with the investigation.
Similar investigations may be brought by others or the foregoing matters may be expanded or result in litigation. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
On May 15, 2023, the MDL court issued orders extending its December 2022 summary judgment ruling to all MDL defendants. In July 2023, the MDL court entered an order dismissing plaintiffs’ non-designated cancer claims for failure to produce expert reports, as well as a tentative order that would enter final judgments in all cases asserting designated-cancer claims in which judgment had not previously been entered.
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
The resolution reached between the Stalking Horse Bidder and the UCC contemplates the creation and funding by the Purchaser of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain ranitidine claimants. As previously noted, the Stalking Horse Bid is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary ranitidine claims-related sub-trust by the Purchaser, will actually occur. Additionally, similar matters to the foregoing matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
As of the Petition Date, the claims against the Company and its subsidiaries in the U.S. became subject to the automatic stay. A similar cessation of litigation activity is in place in Canada. In the event the stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. Similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The resolution reached between the Stalking Horse Bidder and the UCC contemplates the creation and funding by the Purchaser of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain holders of generic drug pricing claims. As previously noted, the Stalking Horse Bid is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary generic drug pricing claims-related sub-trust by the Purchaser, will actually occur. Additionally, similar investigations to the foregoing may be brought by others or the foregoing matters may be expanded or result in litigation. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Beginning in May 2018, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI, EPI and/or us, as well as other pharmaceutical companies, alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Exforge® (amlodipine/valsartan). Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In September 2018, the putative class plaintiffs stipulated to the dismissal without prejudice of their claims against EPI and us; the retailer plaintiffs later did the same. PPI filed a partial motion to dismiss certain claims in September 2018; the court granted the motion in August 2019. In March 2022, the putative class plaintiffs filed motions for class certification. In May 2022, defendants filed motions for summary judgment. As of the Petition Date, the claims against PPI became subject to the automatic stay. In January 2023, certain direct purchaser plaintiffs dismissed their claims against PPI, EPI and us with prejudice and, in February 2023, certain indirect purchaser plaintiffs agreed to do the same. In July 2023, the court dismissed the remaining claims filed against PPI, EPI and us.
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

In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda and PPI, with respect to an authorized generic, was in effect an output restriction conspiracy; the plaintiffs asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In November 2021, the plaintiffs dismissed all claims against EPI and in December 2021, the court dismissed the complaint for failure to state a claim. In January 2022, the plaintiffs filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. As of the Petition Date, the claims against PPI became subject to the automatic stay. In September 2022, the plaintiffs voluntarily dismissed all claims against PPI with prejudice, and PPI agreed to provide certain limited discovery as a non-party. In March 2023, the court denied the plaintiffs’ motion for class certification. In April 2023, the court authorized the filing of an amended complaint adding certain additional plaintiffs and combining the litigation with the proceedings from which PPI was dismissed. The amended complaint names PPI as a defendant. Such claims against PPI are subject to the automatic stay.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022. Briefing on the appeal has concluded and oral argument took place in May 2023. The appeal is pending.
To the extent unresolved, and in the event the stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. The resolution reached between the Stalking Horse Bidder and the UCC contemplates the creation and funding by the Purchaser of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain antitrust claimants. As previously noted, the Stalking Horse Bid is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary antitrust claims-related sub-trust by the Purchaser, will actually occur. Additionally, similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Securities Litigation
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and DFS’s administrative action against the Company, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. In November 2020, the plaintiffs filed an amended complaint that among other things added Matthew J. Maletta as a defendant. In January 2021, the defendants filed a motion to dismiss, which the court granted in August 2021. In November 2021, the plaintiffs filed a second amended complaint, which among other things added allegations about discovery issues in certain opioid-related lawsuits. In January 2022, the defendants moved to dismiss the second amended complaint. As of the Petition Date, the claims against the Company became subject to the automatic stay. In August 2022, the court granted the motion and dismissed the case with prejudice. Due to the automatic stay, the plaintiffs’ time to appeal the dismissal as to the Company is tolled. The automatic stay does not apply to the individual defendants, and the plaintiffs’ time to appeal the ruling as to those defendants has run.
Similar matters may be brought by others. We are unable to predict the outcome of any such matters or to estimate the possible range of any losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Similar investigations may be brought by others or the foregoing matter may be expanded or result in litigation. We are unable to predict the outcome of this matter or to estimate the possible range of any losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
In January 2023, PSP LLC, PPI and EPIC received a notice letter from Baxter Healthcare Corporation (Baxter) pursuant to 505(b)(3)(B)-(D) of the U.S. Federal Food, Drug, and Cosmetic Act of its New Drug Application (NDA) submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths. In March 2023, PSP LLC, PPI and EPIC filed a complaint against Baxter in the U.S. District Court for the District of Delaware asserting infringement of three patents. These patents are not listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book); therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Baxter’s NDA. Baxter’s answer to the complaint is due in August 2023.
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
NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)
During the three months ended June 30, 2023 and 2022, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at June 30, 2023 and December 31, 2022 consist of Foreign currency translation loss.
NOTE 17. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and six months ended June 30, 2023 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2022	$43	$24	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	(3,279)	—	(3,279)
Other comprehensive income	—	—	—	—	607	607
Compensation related to share-based awards	—	—	11,240	—	—	11,240
Other	—	—	(1)	—	—	(1)
BALANCE, MARCH 31, 2023	$43	$24	$8,980,561	$(12,907,899)	$(226,334)	$(4,153,605)
Net income	—	—	—	23,438	—	23,438
Other comprehensive income	—	—	—	—	2,891	2,891
Other	1	—	—	—	—	1
BALANCE, JUNE 30, 2023	$44	$24	$8,980,561	$(12,884,461)	$(223,443)	$(4,127,275)

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
Share-Based Compensation
On March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding award agreements associated with stock options and stock awards. In connection with the rejection of these agreements, the Company recorded a charge of approximately $9.2 million during the first quarter of 2023 to recognize all remaining unrecognized compensation cost associated with these agreements. The Company recognized share-based compensation expense, inclusive of the charge described above, of $11.2 million during the six months ended June 30, 2023, and $2.7 million and $7.7 million during the three and six months ended June 30, 2022, respectively.
NOTE 18. OTHER EXPENSE (INCOME), NET
The components of Other expense (income), net for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gain on sale of business and other assets (1)	$(95)	$(11,880)	$(622)	$(11,745)
Foreign currency loss (gain), net (2)	1,891	(2,280)	2,008	(568)
Net (gain) loss from our investments in the equity of other companies (3)	(34)	140	88	226
Other miscellaneous, net	(1,583)	(5,418)	(1,420)	(6,062)
Other expense (income), net	$179	$(19,438)	$54	$(18,149)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.

NOTE 19. INCOME TAXES
The following table displays our Income (loss) from continuing operations before income tax, Income tax expense and Effective tax rate for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations before income tax	$34,290	$(1,873,732)	$37,240	$(1,940,847)
Income tax expense	$10,279	$7,151	$16,052	$5,336
Effective tax rate	30.0%	(0.4)%	43.1%	(0.3)%
The change in Income tax expense for the three and six months ended June 30, 2023 compared to the prior year periods primarily relate to an increase in accrued interest on uncertain tax positions, 2022 discrete tax benefit related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of June 30, 2023. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
Bankruptcy-Related Developments
In connection with our ongoing bankruptcy proceedings, the IRS has filed multiple proofs of claim against several of the Debtors. The total amount of the initial claims filed by the IRS, which relate to tax years ended 2006 through 2014, 2016 through 2018 and 2020 through 2021, is approximately $18.7 billion. The IRS amended its proof of claims on May 30, 2023 and increased the total amount to approximately $20 billion. A number of the amended claims are in respect of the same proposed tax liability but are filed against multiple subsidiary members of our U.S. consolidated tax groups. After excluding the repetitive claims filed to different members of our U.S. consolidated tax groups, the amended net claims total approximately $4 billion (the IRS’s initial net claim amount was approximately $2.6 billion). In general, the claims primarily relate to the IRS’s challenges of our historic tax positions for certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. We disagree with the IRS’s amended claims and, if necessary, intend to contest any additional tax determined to be owed with respect to the claims.

NOTE 20. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$24,011	$(1,880,883)	$21,188	$(1,946,183)
Loss from discontinued operations, net of tax	(573)	(4,544)	(1,029)	(11,218)
Net income (loss)	$23,438	$(1,885,427)	$20,159	$(1,957,401)
Denominator:
For basic per share data—weighted average shares	235,220	235,117	235,218	234,498
Dilutive effect of ordinary share equivalents	—	—	444	—
For diluted per share data—weighted average shares	235,220	235,117	235,662	234,498
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
The following table presents, for the three and six months ended June 30, 2022, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts because to do so would have been antidilutive (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Stock options	5,397	5,701
Stock awards	5,493	6,523
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

CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$835,388	$991,901
Restricted cash and cash equivalents	73,707	59,358
Accounts receivable, net	437,649	478,889
Inventories, net	238,855	241,349
Prepaid expenses and other current assets	87,241	111,807
Income taxes receivable	6,784	7,038
Receivables from Non-Debtor Affiliates	95,051	94,608
Total current assets	$1,774,675	$1,984,950
PROPERTY, PLANT AND EQUIPMENT, NET	229,542	233,114
OPERATING LEASE ASSETS	21,375	23,200
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,604,271	1,732,935
INVESTMENTS IN NON-DEBTOR AFFILIATES	48,783	50,001
RECEIVABLES FROM NON-DEBTOR AFFILIATES	254,194	240,002
OTHER ASSETS	122,262	126,494
TOTAL ASSETS	$5,407,113	$5,742,707
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$539,541	$654,414
Current portion of operating lease liabilities	239	230
Income taxes payable	—	10
Payables to Non-Debtor Affiliates	13,666	20,162
Total current liabilities	$553,446	$674,816
DEFERRED INCOME TAXES	11,286	13,479
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	877	994
OTHER LIABILITIES	34,851	37,367
LIABILITIES SUBJECT TO COMPROMISE	8,924,870	9,168,782
TOTAL DEFICIT	(4,118,217)	(4,152,731)
TOTAL LIABILITIES AND DEFICIT	$5,407,113	$5,742,707

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
TOTAL REVENUES, NET	$546,942	$1,062,172
COSTS AND EXPENSES:
Cost of revenues	237,476	471,366
Selling, general and administrative	135,554	284,680
Research and development	31,301	61,061
Litigation-related and other contingencies, net	28,013	43,213
Asset impairment charges	—	146
Acquisition-related and integration items, net	365	762
Interest income, net	(2,854)	(5,592)
Reorganization items, net	84,267	169,619
Other income, net	(97)	(811)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$32,917	$37,728
INCOME TAX EXPENSE	10,157	15,814
INCOME FROM CONTINUING OPERATIONS	$22,760	$21,914
DISCONTINUED OPERATIONS, NET OF TAX	(573)	(1,029)
NET INCOME ATTRIBUTABLE TO DEBTOR ENTITIES	$22,187	$20,885
EQUITY IN LOSS OF NON-DEBTOR AFFILIATES, NET OF TAX	507	(1,109)
NET INCOME	$22,694	$19,776

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
NET INCOME	$22,694	$19,776
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$2,891	$3,498
Total other comprehensive income	$2,891	$3,498
COMPREHENSIVE INCOME	$25,585	$23,274

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

Six Months Ended June 30,
2023
OPERATING ACTIVITIES:
Net cash provided by operating activities (1)	$183,576
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(36,805)
Proceeds from the U.S. Government Agreement	19,354
Proceeds from sale of business and other assets	2,259
Disbursements for loans made to Non-Debtor Affiliates	(14,243)
Net cash used in investing activities	$(29,435)
FINANCING ACTIVITIES:
Adequate protection payments	(291,689)
Repayments of other indebtedness	(3,299)
Payments for contingent consideration	(2,083)
Net cash used in financing activities	$(297,071)
Effect of foreign exchange rate	766
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(142,164)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,136,259
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$994,095
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
RESULTS OF OPERATIONS
Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; bankruptcy proceedings and strategic review initiatives; financing activities; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
•From 2019 until the end of the public health emergency in May 2023, the effects of COVID-19 have had direct and indirect impacts on our consolidated results. These impacts on our consolidated results and the results of our business segments to date may not be directly comparable to any historical period and are not necessarily indicative of its impact on our results for any future periods.

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
•In May 2022, we announced that our EVU subsidiary had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, as well as a discussion of subsequent legal proceedings with Nevakar that affected both this agreement and a prior 2018 agreement with Nevakar, see Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
•In June 2022, we announced that our EVU subsidiary had entered into an agreement with TLC to commercialize TLC599. During the second quarter of 2022, we made an upfront cash payment of $30.0 million to TLC, which was recorded as an Acquired in-process research and development charge in the Condensed Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, see Note 11. License, Collaboration and Asset Acquisition Agreements of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
•On the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. We are subject to risks and uncertainties associated with our ongoing bankruptcy proceedings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Note 1. Basis of Presentation, Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
•During the six months ended June 30, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment.

•In September 2020, PSP LLC entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which PSP LLC would provide fill-finish manufacturing services at its plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, PSP LLC executed, and the Bankruptcy Court approved the Novavax Settlement Agreement to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid cash and transferred certain other non-cash consideration, with a total value of $33 million, which was recorded as revenue in the Condensed Consolidated Statements of Operations in the second quarter of 2023 and is reflected in our Sterile Injectables segment.
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
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Total revenues, net	$546,852	$569,114	(4)%	$1,062,119	$1,221,373	(13)%
Cost of revenues	233,852	263,786	(11)%	466,594	537,001	(13)%
Gross margin	$313,000	$305,328	3%	$595,525	$684,372	(13)%
Gross margin percentage	57.2%	53.6%		56.1%	56.0%
Selling, general and administrative	$137,729	$180,830	(24)%	$288,522	$407,991	(29)%
Research and development	28,037	29,788	(6)%	55,740	65,918	(15)%
Acquired in-process research and development	—	65,000	(100)%	—	67,900	(100)%
Litigation-related and other contingencies, net	28,013	208	NM	43,213	25,362	70%
Asset impairment charges	—	1,781,063	(100)%	146	1,801,016	(100)%
Acquisition-related and integration items, net	365	1,825	(80)%	762	448	70%
Interest expense, net	120	139,784	(100)%	229	274,733	(100)%
Reorganization items, net	84,267	—	NM	169,619	—	NM
Other expense (income), net	179	(19,438)	NM	54	(18,149)	NM
Income (loss) from continuing operations before income tax	$34,290	$(1,873,732)	NM	$37,240	$(1,940,847)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decrease in revenues for the three months ended June 30, 2023 was primarily due to revenue decreases related to lubiprostone capsules (the authorized generic of Mallinckrodt’s Amitiza®), varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), VASOSTRICT® and certain other products in our Sterile Injectables segment, partially offset by the impact of the Novavax Settlement Agreement and revenues from dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022. The decrease in revenues for the six months ended June 30, 2023 was primarily due to revenue decreases related VASOSTRICT®, as well as decreased revenue in our Generic Pharmaceuticals segment and Branded Pharmaceuticals segment, partially offset by the impact of the Novavax Settlement Agreement. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”

Cost of revenues and gross margin percentage. During the three and six months ended June 30, 2023 and 2022, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of intangible assets (1)	$64,425	$87,568	$129,681	$177,802
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$488	$5,107	$2,470	$20,844
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and six months ended June 30, 2023 were primarily driven by prior asset impairment charges.
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
The decreases in Cost of revenues for the three and six months ended June 30, 2023 were primarily due to decreased revenues, decreased costs associated with amortization expense and decreased amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
The increase in gross margin percentage for the three months ended June 30, 2023 was primarily due to decreased costs associated with amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives, as well as favorable changes in product mix resulting primarily from the Novavax Settlement Agreement. The increase in gross margin percentage for the six months ended June 30, 2023 was primarily due to decreased costs associated with amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives, partially offset by unfavorable changes in product mix. The unfavorable changes in product mix for the six months ended June 30, 2023 primarily resulted from decreased VASOSTRICT® revenues, partially offset by the Novavax Settlement Agreement.
Selling, general and administrative. The decreases for the three and six months ended June 30, 2023 were primarily due to decreased costs associated with certain litigation matters as a result of the automatic stay and restructuring and/or other cost reduction initiatives. In addition, costs associated with certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, are included in Selling, general and administrative expenses until the Petition Date. Following the Petition Date, such costs are required to be presented separately within Reorganization items, net to the extent such costs are incurred directly as a result of the Company’s ongoing bankruptcy proceedings. Refer to Note 2. Bankruptcy Proceedings and Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these items.
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

The decreases in R&D expense for the three and six months ended June 30, 2023 were primarily driven by decreased costs associated with certain of our XIAFLEX® development programs and certain restructuring and other cost reduction initiatives. Refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Goodwill impairment charges	$—	$1,748,000	$—	$1,748,000
Other intangible asset impairment charges	—	30,000	—	49,953
Property, plant and equipment impairment charges	—	3,063	146	3,063
Total asset impairment charges	$—	$1,781,063	$146	$1,801,016
For additional information, refer to Note 7. Fair Value Measurements and Note 10. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 7. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$271	$139,931	$534	$275,006
Interest income	(151)	(147)	(305)	(273)
Interest expense, net	$120	$139,784	$229	$274,733
The decreases in interest expense for the three and six months ended June 30, 2023 were primarily attributable to the fact that we ceased the recognition of interest expense related to our indebtedness beginning on the Petition Date as a result of the Chapter 11 Cases. Beginning during the third quarter of 2022, we became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which are currently being accounted for as a reduction of the carrying amount of the related debt instruments. Some or all of the adequate protection payments may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in increases in interest expense in future periods that may be material. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.

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
Other expense (income), net. The components of Other expense (income), net for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gain on sale of business and other assets	$(95)	$(11,880)	$(622)	$(11,745)
Foreign currency loss (gain), net	1,891	(2,280)	2,008	(568)
Net (gain) loss from our investments in the equity of other companies	(34)	140	88	226
Other miscellaneous, net	(1,583)	(5,418)	(1,420)	(6,062)
Other expense (income), net	$179	$(19,438)	$54	$(18,149)
For additional information on the components of Other expense (income), net, refer to Note 18. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense. The following table displays our Income (loss) from continuing operations before income tax, Income tax expense and Effective tax rate for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations before income tax	$34,290	$(1,873,732)	$37,240	$(1,940,847)
Income tax expense	$10,279	$7,151	$16,052	$5,336
Effective tax rate	30.0%	(0.4)%	43.1%	(0.3)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The change in Income tax expense for the three and six months ended June 30, 2023 compared to the prior year periods primarily relate to an increase in accrued interest on uncertain tax positions, 2022 discrete tax benefit related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of June 30, 2023. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Litigation-related and other contingencies, net	$500	$—	$500	$—
Loss from discontinued operations before income taxes	$(660)	$(4,544)	$(1,186)	$(11,218)
Income tax benefit	$(87)	$—	$(157)	$—
Discontinued operations, net of tax	$(573)	$(4,544)	$(1,029)	$(11,218)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three and six months ended June 30, 2023 and 2022 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$212,377	$218,952	(3)%	$409,950	$423,813	(3)%
Sterile Injectables	137,028	123,171	11%	238,283	363,199	(34)%
Generic Pharmaceuticals	178,579	203,377	(12)%	376,759	389,321	(3)%
International Pharmaceuticals (1)	18,868	23,614	(20)%	37,127	45,040	(18)%
Total net revenues from external customers	$546,852	$569,114	(4)%	$1,062,119	$1,221,373	(13)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Specialty Products:
XIAFLEX®	$117,291	$120,878	(3)%	$214,201	$220,362	(3)%
SUPPRELIN® LA	28,223	24,739	14%	51,800	53,569	(3)%
Other Specialty (1)	19,839	18,246	9%	41,533	38,990	7%
Total Specialty Products	$165,353	$163,863	1%	$307,534	$312,921	(2)%
Established Products:
PERCOCET®	$26,445	$26,256	1%	$52,501	$52,431	—%
TESTOPEL®	11,600	10,021	16%	22,589	18,901	20%
Other Established (2)	8,979	18,812	(52)%	27,326	39,560	(31)%
Total Established Products	$47,024	$55,089	(15)%	$102,416	$110,892	(8)%
Total Branded Pharmaceuticals (3)	$212,377	$218,952	(3)%	$409,950	$423,813	(3)%
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or six months ended June 30, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
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
The decrease in XIAFLEX® revenues for the three months ended June 30, 2023 was primarily attributable to decreased net price, partially offset by increased volumes. The decrease in XIAFLEX® revenues for the six months ended June 30, 2023 was primarily attributable to decreased volumes and net price. Volumes for the six months ended June 30, 2023 were primarily impacted by channel inventory destocking during the first quarter 2023, partially offset by strong volume growth during the second quarter of 2023 in the XIAFLEX® indication for the treatment of Peyronie’s Disease.
The increase in SUPPRELIN® LA revenues for the three months ended June 30, 2023 was primarily attributable to increased net price, partially offset by decreased volumes. The decrease in SUPPRELIN® LA revenues for the six months ended June 30, 2023 was primarily attributable to decreased volumes, partially offset by increased net price.
Established Products
The decreases in Other Established Products revenues for the three and six months ended June 30, 2023 were primarily attributable to ongoing competitive pressures impacting this product portfolio and certain other factors.
Our Established Products portfolio has been and is likely to continue to be affected by ongoing competitive pressures. The effects of competition could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
ADRENALIN®	$27,133	$26,774	1%	$52,708	$60,597	(13)%
VASOSTRICT®	24,419	35,630	(31)%	50,370	191,520	(74)%
Other Sterile Injectables (1)	85,476	60,767	41%	135,205	111,082	22%
Total Sterile Injectables (2)	$137,028	$123,171	11%	$238,283	$363,199	(34)%
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or six months ended June 30, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.

For the three months ended June 30, 2023 ADRENALIN® revenues were in line with prior year sales. The decrease in ADRENALIN® revenues for the six months ended June 30, 2023 was primarily attributable to decreased net price, partially offset by increased volumes.
The decreases in VASOSTRICT® revenues for the three and six months ended June 30, 2023 were primarily driven by decreases to both volumes and net price, which were primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. In February 2022, we launched VASOSTRICT® in an RTU bottle, representing the first and only RTU formulation of the drug. The bottle formulation now represents a meaningful portion of the overall vasopressin market. Nevertheless, the factors described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The increases in Other Sterile Injectables revenues for the three and six months ended June 30, 2023 were primarily attributable to the Novavax Settlement Agreement, partially offset by decreased net price. Refer to Note 6. Segment Results of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decreases in Generic Pharmaceuticals revenues for the three and six months ended June 30, 2023 were primarily attributable to competitive pressures on certain generic products including lubiprostone capsules and varenicline tablets, partially offset by the revenues from dexlansoprazole delayed release capsules, which launched in November 2022.
During the six months ended June 30, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment. Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$115,340	$88,613	30%	$211,605	$166,279	27%
Sterile Injectables	$69,546	$68,397	2%	$110,636	$259,651	(57)%
Generic Pharmaceuticals	$80,404	$83,337	(4)%	$172,091	$149,719	15%
International Pharmaceuticals	$4,861	$8,472	(43)%	$10,208	$12,853	(21)%
Branded Pharmaceuticals. The increases in Segment adjusted income from continuing operations before income tax for the three and six months ended June 30, 2023 were primarily attributable to decreased costs associated with our commercial investment in QWO® and certain legal matters, partially offset by the gross margin effects of the decreased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the six months ended June 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the six months ended June 30, 2023 was primarily attributable to lower Selling, general and administrative expenses resulting from reduced legal expenses and the impact of prior restructurings.

LIQUIDITY AND CAPITAL RESOURCES
On the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1. Basis of Presentation, Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Our principal source of liquidity is cash generated from operations. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $865.9 million at June 30, 2023 compared to $1,018.9 million at December 31, 2022. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes, litigation-related and other contingent liabilities, debt service payments (including adequate protection payments on our First Lien Debt Instruments) and other amounts related to our bankruptcy proceedings.
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
Working capital. The components of our working capital and our liquidity at June 30, 2023 and December 31, 2022 are below (dollars in thousands):

	June 30, 2023	December 31, 2022
Total current assets	$1,862,912	$2,076,768
Less: total current liabilities	564,882	689,627
Working capital	$1,298,030	$1,387,141
Current ratio (total current assets divided by total current liabilities)	3.3:1	3.0:1
Net working capital decreased by $89.1 million from December 31, 2022 to June 30, 2023. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $291.7 million; (ii) certain expenses incurred in connection with our bankruptcy proceedings and certain restructuring and other cost reduction initiatives; and (iii) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Agreement, of $34.2 million.
The classification of our assets and liabilities in our Condensed Consolidated Balance Sheets may change significantly during bankruptcy proceedings, which could result in material changes to our working capital in future periods. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$189,414	$67,903
Investing activities	(31,903)	(111,746)
Financing activities	(297,071)	(196,950)
Effect of foreign exchange rate	944	(452)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(138,616)	$(241,245)
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
The $121.5 million increase in Net cash provided by operating activities during the six months ended June 30, 2023 compared to the prior year period was primarily due to reduced litigation costs, as a result of the automatic stay, reduced payments for opioid-related matters and reduced interest payments (which have historically been reflected as operating cash flows) on most of our debt instruments, further discussed in Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. As further discussed below, adequate protection payments related to our First Lien Debt Instruments are currently being reflected as financing cash flows. These increases were offset by reduced VASOSTRICT® revenues and increased payments for professional fees associated with our bankruptcy proceedings and certain related transactions.
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
Investing activities. The $79.8 million decrease in Net cash used in investing activities during the six months ended June 30, 2023 compared to the prior year period was primarily attributable to a decrease in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $89.5 million, an increase in Proceeds from the U.S. Government Agreement of $12.0 million and an increase in Capital expenditures, excluding capitalized interest of $6.0 million, partially offset by a decrease in Proceeds from sale of business and other assets of $18.9 million.
Financing activities. During the six months ended June 30, 2023, Net cash used in financing activities primarily related to Adequate protection payments of $291.7 million.
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
Inflation. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and manufacturing disruptions continue to make it more difficult and costly for us to obtain raw materials, supplies or services from third parties, to manufacture our own products and to pursue clinical development activities. Economic or political instability or disruptions, such as the conflict in Ukraine, could negatively affect our supply chain or increase our costs. While we do not believe that inflation had a material adverse effect on our financial statements for the periods presented, if these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The disclosures under Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 are incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report and in Part II, Item 1A “Risk Factors” of our First-Quarter 2023 Form 10-Q. There have been no material changes to our risk factors from those described therein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended June 30, 2023.
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
Date: August 8, 2023