Form 10-Q
period 2023-09-30
Endo International plc
filed 2023-11-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

The number of ordinary shares, nominal value $0.0001 per share outstanding as of October 30, 2023 was 235,219,612.

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
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. You are advised to consult any further disclosures we make on related subjects in our reports filed with the SEC and with securities regulators in Canada on the System for Electronic Document Analysis and Retrieval (SEDAR+). Also note that, in Part I, Item 1A of the Annual Report and Part II, Item 1A of the First-Quarter 2023 Form 10-Q, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$823,305	$1,018,883
Restricted cash and cash equivalents	167,939	145,358
Accounts receivable, net	387,485	493,988
Inventories, net	273,831	274,499
Prepaid expenses and other current assets	93,872	136,923
Income taxes receivable	6,844	7,117
Total current assets	$1,753,276	$2,076,768
PROPERTY, PLANT AND EQUIPMENT, NET	461,687	438,314
OPERATING LEASE ASSETS	24,125	28,070
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,538,832	1,732,935
OTHER ASSETS	125,864	129,839
TOTAL ASSETS	$5,255,795	$5,757,937
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$562,628	$687,183
Current portion of operating lease liabilities	898	903
Income taxes payable	1,106	1,541
Total current liabilities	$564,632	$689,627
DEFERRED INCOME TAXES	9,432	13,825
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	4,411	5,129
OTHER LIABILITIES	49,943	42,746
LIABILITIES SUBJECT TO COMPROMISE	8,786,571	9,168,782
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both September 30, 2023 and December 31, 2022	42	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 and 235,208,039 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	8,980,561	8,969,322
Accumulated deficit	(12,912,944)	(12,904,620)
Accumulated other comprehensive loss	(226,877)	(226,941)
Total shareholders’ deficit	$(4,159,194)	$(4,162,172)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,255,795	$5,757,937
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TOTAL REVENUES, NET	$451,665	$541,690	$1,513,784	$1,763,063
COSTS AND EXPENSES:
Cost of revenues	230,286	261,232	696,880	798,233
Selling, general and administrative	138,772	192,221	427,294	600,212
Research and development	31,582	31,885	87,322	97,803
Acquired in-process research and development	—	800	—	68,700
Litigation-related and other contingencies, net	11,104	419,376	54,317	444,738
Asset impairment charges	—	150,200	146	1,951,216
Acquisition-related and integration items, net	1,062	(1,399)	1,824	(951)
Interest expense, net	10	74,753	239	349,486
Reorganization items, net	57,960	124,212	227,579	124,212
Other income, net	(2,217)	(3,998)	(2,163)	(22,147)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(16,894)	$(707,592)	$20,346	$(2,648,439)
INCOME TAX EXPENSE	11,042	10,680	27,094	16,016
LOSS FROM CONTINUING OPERATIONS	$(27,936)	$(718,272)	$(6,748)	$(2,664,455)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 4)	(547)	(3,897)	(1,576)	(15,115)
NET LOSS	$(28,483)	$(722,169)	$(8,324)	$(2,679,570)
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(0.12)	$(3.05)	$(0.03)	$(11.35)
Discontinued operations	—	(0.02)	(0.01)	(0.07)
Basic	$(0.12)	$(3.07)	$(0.04)	$(11.42)
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(0.12)	$(3.05)	$(0.03)	$(11.35)
Discontinued operations	—	(0.02)	(0.01)	(0.07)
Diluted	$(0.12)	$(3.07)	$(0.04)	$(11.42)
WEIGHTED AVERAGE SHARES:
Basic	235,220	235,160	235,219	234,719
Diluted	235,220	235,160	235,219	234,719
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(28,483)	$(722,169)	$(8,324)	$(2,679,570)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(3,434)	$(10,649)	$64	$(13,088)
Total other comprehensive (loss) income	$(3,434)	$(10,649)	$64	$(13,088)
COMPREHENSIVE LOSS	$(31,917)	$(732,818)	$(8,260)	$(2,692,658)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(8,324)	$(2,679,570)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	232,090	302,338
Share-based compensation	11,240	13,506
Amortization of debt issuance costs and discount	—	9,406
Deferred income taxes	(4,424)	(8,337)
Change in fair value of contingent consideration	1,824	(951)
Acquired in-process research and development charges	—	68,700
Asset impairment charges	146	1,951,216
Non-cash reorganization items, net	—	89,197
Gain on sale of business and other assets	(1,309)	(11,760)
Other	(21)	2,083
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	101,485	154,645
Inventories	412	(31,100)
Prepaid and other assets	28,849	72,111
Accounts payable, accrued expenses and other liabilities	(41,754)	219,668
Income taxes payable/receivable, net	(173)	8,459
Net cash provided by operating activities	$320,041	$159,611
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(74,245)	(77,865)
Capitalized interest payments	—	(3,140)
Proceeds from the U.S. Government Agreement	32,560	13,601
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(89,520)
Proceeds from sale of business and other assets	3,538	22,378
Net cash used in investing activities	$(38,147)	$(134,546)
FINANCING ACTIVITIES:
Repayments of notes	—	(180,342)
Repayments of term loans	—	(10,000)
Adequate protection payments	(445,519)	(168,643)
Repayments of other indebtedness	(4,999)	(4,501)
Payments for contingent consideration	(4,353)	(1,939)
Payments of tax withholding for restricted shares	—	(1,898)
Net cash used in financing activities	$(454,871)	$(367,323)
Effect of foreign exchange rate	(20)	(4,674)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(172,997)	$(346,932)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,249,241	1,631,310
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,076,244	$1,284,378
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
Endo International plc is an Ireland-domiciled specialty pharmaceutical company that conducts business through its operating subsidiaries. Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo International plc and its subsidiaries.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo International plc and its subsidiaries, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
As contemplated by the RSA, the bidding procedures order approved a marketing process and auction that was conducted under the supervision of the Bankruptcy Court, during which interested parties had an opportunity to conduct due diligence and determine whether to submit a bid to acquire the Debtors’ assets. In the months following the entry of the Bidding Procedures Order, the Company conducted a robust marketing process. Following the passing of the deadline for potential bidders to submit indications of interest, on June 20, 2023, in accordance with the Bidding Procedures Order, the Company filed with the Bankruptcy Court a notice of termination of the sale and marketing process (the Sale Acceleration Election), naming the Stalking Horse Bidder as the Successful Bidder (as defined in the Bidding Procedures Order) and accelerating the hearing to approve the Sale from August 31, 2023 to July 28, 2023. The hearing to approve the Sale was subsequently adjourned and is currently scheduled for November 16, 2023.
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
The RSA provides certain milestones for the Restructuring. If we fail to satisfy these milestones and such failure is not the result of a breach of the RSA by the Required Consenting First Lien Creditors (as defined in the RSA), the Required Consenting First Lien Creditors will have the right to terminate the RSA. These milestones, as modified since we entered into the RSA (and which may be further modified from time to time) and as adjusted to reflect our exercise of the Sale Acceleration Election, include: (i) not later than 11:59 p.m. prevailing Eastern Time on October 25, 2022, the Bankruptcy Court shall have entered the Cash Collateral Order (as defined below) on a final basis; (ii) not later than 11:59 p.m. prevailing Eastern Time on April 11, 2023, the Bankruptcy Court shall have entered an order approving the bidding procedures; (iii) not later than 11:59 p.m. prevailing Eastern Time on November 20, 2023, the Bankruptcy Court shall have entered an order approving the Sale (the Sale Order Date); and (iv) not later than the earlier of (x) 11:59 p.m. prevailing Eastern Time on November 20, 2023 and (y) the date that is thirty (30) calendar days after the date the order approving the sale is entered (the Outside Date), the closing of the Sale shall have occurred, in which case the Outside Date is subject to certain extensions as a result of the Sale Acceleration Election as set forth in the RSA, including: (a) for extensions of prior milestones; (b) to close the Sale transaction with a backup bidder; and (c) for delays in obtaining regulatory or third-party approvals or consents. As of the date of this report, milestones (i) and (ii) referenced above have been satisfied. The dates in milestones (iii) and (iv) have been modified with the agreement of the Required Consenting First Lien Creditors. Each of the parties to the RSA may terminate the agreement (and thereby their support for the Sale) under certain limited circumstances, including for material breaches and materially untrue representations and warranties by their counterparties, if a governmental agency enjoins the Sale or if the purchase and sale agreement with respect to the Sale is terminated under certain circumstances.

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
Claims Reconciliation Process
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
As of October 30, 2023, approximately 906,400 claims, totaling approximately $973 billion, have been filed against the Debtors, including, in certain cases, duplicate claims across multiple Debtors. For example, the IRS has filed multiple proofs of claim against several of the Debtors, as further discussed in Note 19. Income Taxes. As claims are filed, they are being evaluated for validity and compared to amounts recorded in our accounting records. Due to the voluminous number of claims received, Endo is continuing to review the proofs of claims filed in the Chapter 11 Cases to identify which, if any, additional claims constitute unresolved claims not previously known. As of the date of this report, the amounts of certain of the claims received exceed the amounts of the corresponding liabilities, if any, that we have recorded based on our assessments of the purported liabilities underlying such claims, and it is likely this will continue to be the case in future periods. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of September 30, 2023.
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

Resolutions in the Chapter 11 Cases
In March 2023, the Debtors announced that, in connection with the mediation process and as referenced in an amended RSA, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with the UCC and the OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. In July 2023, the Debtors announced an additional resolution between the Stalking Horse Bidder and the Future Claimants' Representative (the FCR). In August 2023, a resolution was reached between the Stalking Horse Bidder and an ad hoc group of public school district creditors (the Public School District Creditors). In September 2023, a resolution was reached between the Stalking Horse Bidder and certain Canadian governmental entities that had previously filed an objection to the Sale (the Canadian Governments). These resolutions, which are set forth in greater detail in filings with the Bankruptcy Court dated as of March 24, 2023, July 13, 2023, August 15, 2023 and September 29, 2023, respectively, are supported by the Debtors.
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
The resolution reached between the Ad Hoc First Lien Group and the Public School District Creditors provides that, upon the consummation of the Sale, the Stalking Horse Bidder will fund a special education initiative for the benefit of public school districts that elect to participate in such initiative. As consideration, the initiative will receive up to $3 million of gross cash consideration payable in installments to provide grants and other funding to participating school districts for the purpose of funding opioid abuse/misuse abatement or remediation programs.
The resolution reached between the Ad Hoc First Lien Group and the Canadian Governments provides that, upon the consummation of the Sale, the Stalking Horse Bidder will create a trust for the benefit of the Canadian Governments. As consideration, the trust will receive $7.3 million of gross cash consideration payable in installments expected to be used for government programs and services aimed at assisting Canadians who suffer from opioid misuse or addiction disorder.
In connection with the resolutions, the UCC, the OCC, the FCR, the Public School District Creditors, the Canadian Governments and the ad hoc groups of debtholders party thereto have agreed to support the Sale.
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

Accordingly, for periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of September 30, 2023 and December 31, 2022, information about the amounts presented as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$32,361	$30,317
Accrued interest	160,617	160,617
Debt	7,389,198	7,834,717
Litigation accruals	875,096	820,805
Uncertain tax positions	261,152	235,176
Other (1)	68,147	87,150
Total	$8,786,571	$9,168,782
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
Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations. The following table sets forth, for the three and nine months ended September 30, 2023 and 2022, information about the amounts presented as Reorganization items, net in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional fees	$57,960	$35,015	$227,579	$35,015
Debt valuation adjustments	—	89,197	—	89,197
Total	$57,960	$124,212	$227,579	$124,212
During the nine months ended September 30, 2023 and 2022, our operating cash flows included net cash outflows of $220.6 million and $2.9 million, respectively, related to amounts classified or expected to be classified as Reorganization items, net, which primarily consisted of payments for professional fees.
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
NOTE 4. DISCONTINUED OPERATIONS AND ASSET SALES
Astora
The operating results of the Company’s Astora business, which the Board of Directors (the Board) resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Litigation-related and other contingencies, net	$—	$—	$500	$—
Loss from discontinued operations before income taxes	$(631)	$(3,897)	$(1,817)	$(15,115)
Income tax benefit	$(84)	$—	$(241)	$—
Discontinued operations, net of tax	$(547)	$(3,897)	$(1,576)	$(15,115)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $1.6 million and $15.1 million for the nine months ended September 30, 2023 and 2022, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
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
In 2022, we entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York to Ram Ridge Partners BH LLC. The assets primarily consisted of property, plant and equipment. In October 2022, the Bankruptcy Court approved the sale of the assets. The sale closed during the fourth quarter of 2022. As a result of this sale, we became entitled to aggregate cash consideration of approximately $18.5 million, substantially all of which was received by December 31, 2022. In connection with this sale, we recognized a pre-tax disposal gain of approximately $8.4 million during the fourth quarter of 2022, which we recorded in Other income, net in the Condensed Consolidated Statements of Operations.
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
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net restructuring charges (charge reversals) related to:
Accelerated depreciation	$—	$3,824
Inventory adjustments	408	1,435
Employee separation, continuity and other benefit-related costs	(433)	1,290
Certain other restructuring costs	116	798
Total	$91	$7,347
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
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net restructuring charges (charge reversals) related to:
Cost of revenues	$375	$4,025
Selling, general and administrative	(243)	201
Research and development	(41)	3,121
Total	$91	$7,347

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
As a result of the 2022 Restructuring Initiative, the Company’s global workforce will be reduced by approximately 175 net full-time positions, substantially all of which has occurred as of September 30, 2023. Future costs associated with the 2022 Restructuring Initiative are not expected to be material.
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
These pre-tax net amounts were primarily attributable to our Branded Pharmaceuticals segment, which incurred $0.1 million and $17.0 million of pre-tax net charges during the three and nine months ended September 30, 2022. The remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.
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
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net restructuring (charge reversals) charges included in:
Cost of revenues	$68	$13,352
Selling, general and administrative	(644)	12,075
Research and development	(3)	4,098
Total	$(579)	$29,525

Changes to the liability for the 2022 Restructuring Initiative during the nine months ended September 30, 2023 were as follows (in thousands):

Employee Separation, Continuity and Other Benefit-Related Costs
Liability balance as of December 31, 2022	$14,997
Net charge reversals	(226)
Cash payments	(12,897)
Liability balance as of September 30, 2023	$1,874
The liability at September 30, 2023 is classified as current and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.
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

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues from external customers:
Branded Pharmaceuticals	$203,368	$203,501	$613,318	$627,314
Sterile Injectables	95,381	118,693	333,664	481,892
Generic Pharmaceuticals	134,382	201,435	511,141	590,756
International Pharmaceuticals (1)	18,534	18,061	55,661	63,101
Total net revenues from external customers	$451,665	$541,690	$1,513,784	$1,763,063
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$105,696	$84,940	$317,301	$251,219
Sterile Injectables	27,966	58,633	138,602	318,284
Generic Pharmaceuticals	32,057	87,675	204,148	237,394
International Pharmaceuticals	4,804	4,296	15,012	17,149
Total segment adjusted income from continuing operations before income tax	$170,523	$235,544	$675,063	$824,046
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.
The table below provides reconciliations of our Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total consolidated (loss) income from continuing operations before income tax	$(16,894)	$(707,592)	$20,346	$(2,648,439)
Interest expense, net	10	74,753	239	349,486
Corporate unallocated costs (1)	40,118	44,182	117,471	125,851
Amortization of intangible assets	64,429	84,042	194,110	261,844
Acquired in-process research and development charges	—	800	—	68,700
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	10,764	44,029	36,718	139,025
Certain litigation-related and other contingencies, net (3)	11,104	419,376	54,317	444,738
Certain legal costs (4)	1,514	8,052	5,187	31,322
Asset impairment charges (5)	—	150,200	146	1,951,216
Acquisition-related and integration items, net (6)	1,062	(1,399)	1,824	(951)
Foreign currency impact related to the remeasurement of intercompany debt instruments	(2,203)	(6,220)	3	(7,114)
Reorganization items, net (7)	57,960	124,212	227,579	124,212
Other, net (8)	2,659	1,109	17,123	(15,844)
Total segment adjusted income from continuing operations before income tax	$170,523	$235,544	$675,063	$824,046
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the three and nine months ended September 30, 2023 include net employee separation, continuity and other benefit-related charges of $10.4 million and $36.3 million, respectively, as well as other net charges of $0.3 million and $0.4 million, respectively. Amounts for the three months ended September 30, 2022 include net employee separation, continuity and other benefit-related charges of $14.1 million and other net charges, including those related to strategic review initiatives, of $30.0 million. Amounts for the nine months ended September 30, 2022 include net employee separation, continuity and other benefit-related charges of $58.1 million, accelerated depreciation charges of $3.8 million and other net charges, including those related to strategic review initiatives, of $73.2 million. These amounts relate primarily to our restructuring activities as further described in Note 5. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in this row until the Petition Date and in the Reorganization items, net row thereafter.

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
(8)The amount for the nine months ended September 30, 2023 primarily relates to a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023. Other amounts in this row relate to gains and losses on sales of business and other assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
During the three and nine months ended September 30, 2023 and 2022, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$113,053	$104,014	$327,254	$324,376
SUPPRELIN® LA	21,590	31,283	73,390	84,852
Other Specialty (1)	15,749	11,033	57,282	50,023
Total Specialty Products	$150,392	$146,330	$457,926	$459,251
Established Products:
PERCOCET®	$26,290	$25,052	$78,791	$77,483
TESTOPEL®	9,610	9,430	32,199	28,331
Other Established (2)	17,076	22,689	44,402	62,249
Total Established Products	$52,976	$57,171	$155,392	$168,063
Total Branded Pharmaceuticals (3)	$203,368	$203,501	$613,318	$627,314
Sterile Injectables:
ADRENALIN®	$22,873	$24,917	$75,581	$85,514
VASOSTRICT®	20,827	33,697	71,197	225,217
Other Sterile Injectables (4)	51,681	60,079	186,886	171,161
Total Sterile Injectables (3)	$95,381	$118,693	$333,664	$481,892
Total Generic Pharmaceuticals (5)	$134,382	$201,435	$511,141	$590,756
Total International Pharmaceuticals (6)	$18,534	$18,061	$55,661	$63,101
Total revenues, net	$451,665	$541,690	$1,513,784	$1,763,063
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. Varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 10%, for the nine months ended September 30, 2023 and 15% and 13% for the three and nine months ended September 30, 2022, respectively, of consolidated total revenues. Dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, made up 7% and 6%, respectively, for the three and nine months ended September 30, 2023, of consolidated total revenues. Lubiprostone capsules (the authorized generic of Mallinckrodt plc’s Amitiza®), which launched in January 2021, made up 5%, for the three months ended September 30, 2022, of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at September 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	September 30, 2023	December 31, 2022
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$167,939	$145,358
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	85,000
Total restricted cash and cash equivalents		$252,939	$230,358
__________
(1)Amounts at September 30, 2023 and December 31, 2022 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $50.2 million and $50.7 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh- and/or opioid-related matters, and (ii) approximately $85.9 million and $86.0 million, respectively, of restricted cash and cash equivalents related to certain self-insurance related matters. These balances are classified as current assets in the Condensed Consolidated Balance Sheets as the potential for, and timing of, future claims is unknown and could result in distributions within the next twelve months. See Note 15. Commitments and Contingencies for further information about litigation-related matters.
(2)The amounts at September 30, 2023 and December 31, 2022 relate to the TLC Agreement. This balance, which may be used to fund certain future contractual obligations or returned to us upon satisfaction of certain conditions, is classified as a noncurrent asset in the Condensed Consolidated Balance Sheets. See Note 11. License, Collaboration and Asset Acquisition Agreements for further information.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Fair Value Measurements at September 30, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$7,108	$—	$—	$7,108
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$13,017	$13,017

	Fair Value Measurements at December 31, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$12,226	$—	$—	$12,226
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$16,571	$16,571
__________
(1)At September 30, 2023 and December 31, 2022, money market funds include $7.1 million and $12.2 million, respectively, in QSFs. Amounts in QSFs are considered restricted cash equivalents. See Note 15. Commitments and Contingencies for further discussion of our litigation. At September 30, 2023 and December 31, 2022, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
(2)At September 30, 2023 and December 31, 2022, the balance of the Company’s liability for acquisition-related contingent consideration, which is governed by executory contracts and recorded at the expected amount of the total allowed claim, is classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$14,653	$18,242	$16,571	$20,076
Amounts settled	(2,625)	(286)	(5,394)	(2,445)
Changes in fair value recorded in earnings	1,062	(1,399)	1,824	(951)
Effect of currency translation	(73)	(745)	16	(868)
End of period	$13,017	$15,812	$13,017	$15,812
At September 30, 2023, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.5%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the nine months ended September 30, 2023 by acquisition (in thousands):

	Balance as of December 31, 2022	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of September 30, 2023
Auxilium acquisition	$10,618	$927	$(2,165)	$9,380
Lehigh Valley Technologies, Inc. acquisitions	2,300	109	(1,209)	1,200
Other	3,653	788	(2,004)	2,437
Total	$16,571	$1,824	$(5,378)	$13,017
Nonrecurring Fair Value Measurements
Long-lived assets, goodwill and other intangible assets may be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the nine months ended September 30, 2023, nonrecurring fair value measurements, which related primarily to certain property, plant and equipment, were not material.

NOTE 8. INVENTORIES
Inventories consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials (1)	$98,942	$105,975
Work-in-process (1)	55,971	43,057
Finished goods (1)	118,918	125,467
Total	$273,831	$274,499
__________
(1)The components of inventory shown in the table above are net of allowances.
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At September 30, 2023 and December 31, 2022, $23.2 million and $23.0 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company’s Condensed Consolidated Balance Sheets included approximately $6.7 million and $5.8 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 9. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities at September 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	September 30, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$24,125	$28,070
Finance lease right-of-use assets	Property, plant and equipment, net	20,692	26,761
Total right-of-use assets		$44,817	$54,831
Operating lease liabilities (1):
Current operating lease liabilities	Current portion of operating lease liabilities	$898	$903
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	4,411	5,129
Total operating lease liabilities		$5,309	$6,032
Finance lease liabilities (1):
Noncurrent finance lease liabilities	Other liabilities	$1,386	$1,392
Total finance lease liabilities		$1,386	$1,392
__________
(1)Amounts at September 30, 2023 exclude operating lease liabilities of $22.3 million and finance lease liabilities of $11.8 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Amounts at December 31, 2022 exclude operating lease liabilities of $28.4 million and finance lease liabilities of $17.1 million that are classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.

The following table presents information about lease costs and expenses and sublease income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Line Items	2023	2022	2023	2022
Operating lease cost	Various (1)	$1,283	$3,415	$5,313	$8,452
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$2,027	$2,024	$6,071	$6,455
Interest on lease liabilities	Interest expense, net	$184	$271	$619	$877
Other lease costs and income:
Variable lease costs (2)	Various (1)	$3,131	$3,525	$8,332	$8,220
Finance lease right-of-use asset impairment charges	Asset impairment charges	$—	$—	$—	$3,063
Sublease income	Various (1)	$(1,119)	$(1,560)	$(4,207)	$(4,810)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$1,557	$1,539	$4,610	$4,668
Selling, general and administrative	$3,765	$5,812	$10,797	$13,488
Research and development	$—	$53	$102	$161
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain additional information related to our leases for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$8,681	$9,746
Operating cash payments for finance leases	$938	$1,439
Financing cash payments for finance leases	$4,999	$4,501
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$—	$1,296
__________
(1)The amount in 2022 primarily relates to a new lease agreement.
NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents information about our goodwill at September 30, 2023 and December 31, 2022 (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2022	$828,818	$523,193	$—	$—	$1,352,011
Goodwill as of September 30, 2023	$828,818	$523,193	$—	$—	$1,352,011
The carrying amounts of goodwill at September 30, 2023 and December 31, 2022 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2022	$855,810	$2,208,000	$3,142,657	$513,211	$6,719,678
Accumulated impairment losses as of September 30, 2023	$855,810	$2,208,000	$3,142,657	$512,306	$6,718,773

Other Intangible Assets
Changes in the amounts of other intangible assets for the nine months ended September 30, 2023 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2022	Acquisitions	Other (1)	Effect of Currency Translation	Balance as of September 30, 2023
Licenses (weighted average life of 14 years)	$442,107	$—	$(10,000)	$—	$432,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	5,920,021	—	—	(424)	5,919,597
Total other intangibles (weighted average life of 12 years)	$6,368,537	$—	$(10,000)	$(424)	$6,358,113

Accumulated amortization:	Balance as of December 31, 2022	Amortization	Other (1)	Effect of Currency Translation	Balance as of September 30, 2023
Licenses	$(424,508)	$(3,432)	$10,000	$—	$(417,940)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(4,204,685)	(190,678)	—	431	(4,394,932)
Total other intangibles	$(4,635,602)	$(194,110)	$10,000	$431	$(4,819,281)
Net other intangibles	$1,732,935				$1,538,832
__________
(1)Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the three and nine months ended September 30, 2023 totaled $64.4 million and $194.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 totaled $84.0 million and $261.8 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
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
During the three and nine months ended September 30, 2023, we did not record any impairment charges associated with intangible assets or goodwill. During the three and nine months ended September 30, 2022, we recorded impairment charges of $53.2 million and $103.2 million, respectively, associated with other intangible assets. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability.
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
In the first quarter of 2023, the Company concluded that the Nevakar Amendment met the definition of a nonmonetary exchange. The Nevakar Amendment did not result in the sale or acquisition of additional rights by the Company. The Company determined that the estimated value of the product rights revoked is approximately equal to the estimated reduction in the future royalty costs associated with the three products retained. There was no carrying value associated with the revoked product rights as the associated payments to Nevakar were previously expensed as Acquired in-process research and development. Based on these factors, the Nevakar Amendment had no effect on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2023.
TLC Agreement
In June 2022, we announced that our EVU subsidiary had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599 (the TLC Agreement). We are accounting for the agreement as an asset acquisition. During the second quarter of 2022, we made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Condensed Consolidated Statements of Operations. On October 13, 2023, we commenced an adversary proceeding against TLC in the Bankruptcy Court. Due to the commercially sensitive nature of the dispute, the complaint initiating such proceeding has been filed under seal and is not publicly available. For additional discussion of the agreement terms and development status, see Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
NOTE 12. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At September 30, 2023, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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

The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	September 30, 2023	December 31, 2022	$ Change	% Change
Contract assets (1)	$4,990	$8,193	$(3,203)	(39)%
Contract liabilities (2)	$3,675	$4,099	$(424)	(10)%
__________
(1)At September 30, 2023 and December 31, 2022, approximately $1.4 million and $1.5 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both September 30, 2023 and December 31, 2022, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the nine months ended September 30, 2023, approximately $0.4 million of revenue was recognized that was included in the contract liability balance at December 31, 2022.
During the nine months ended September 30, 2023, we recognized revenue of $14.4 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts payable	$90,912	$109,033
Returns and allowances	136,265	160,619
Rebates	115,231	167,516
Chargebacks	569	920
Other sales deductions	3,767	6,197
Accrued interest	42	68
Accrued payroll and related benefits	82,469	95,666
Accrued royalties and other distribution partner payables	27,581	24,072
Other (1)	105,792	123,092
Total	$562,628	$687,183
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

NOTE 14. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)
5.375% Senior Notes due 2023	5.38%	$6,127	$6,127	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023	6.00%	56,436	56,436	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024	6.88%	300,000	270,907	6.88%	300,000	286,375
6.00% Senior Notes due 2025	6.00%	21,578	21,578	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027	8.50%	2,015,479	1,766,287	8.50%	2,015,479	1,894,774
9.50% Senior Secured Second Lien Notes due 2027	9.50%	940,590	940,590	9.50%	940,590	940,590
6.00% Senior Notes due 2028	6.00%	1,260,416	1,260,416	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029	7.13%	1,295,000	1,161,598	7.13%	1,295,000	1,230,799
Term Loan Facility	14.50%	1,975,000	1,663,585	13.50%	1,975,000	1,871,894
Revolving Credit Facility	12.00%	277,200	241,674	11.00%	277,200	265,728
Total (3)		$8,147,826	$7,389,198		$8,147,826	$7,834,717
__________
(1)Beginning on the Petition Date, we ceased recognition of interest expense related to all of our debt instruments and began to incur “adequate protection payments” related to our First Lien Debt Instruments (representing all of our debt instruments except for our senior unsecured notes and the 9.50% Senior Secured Second Lien Notes due 2027). The September 30, 2023 and December 31, 2022 “effective interest rates” included in the table above represent the rates in effect on such dates used to calculate: (i) future adequate protection payments related to our First Lien Debt Instruments and (ii) future contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and, with respect to our First Lien Debt Instruments, without consideration of any reductions related to adequate protection payments made through such date.
(2)The September 30, 2023 and December 31, 2022 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments. During the third quarter of 2022, in accordance with ASC 852, we adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Condensed Consolidated Statements of Operations) $89.2 million of previously deferred and unamortized costs associated with these instruments. The September 30, 2023 and December 31, 2022 carrying amounts of our First Lien Debt Instruments also reflect reductions for certain adequate protection payments made since the Petition Date.
(3)As of September 30, 2023 and December 31, 2022, the entire carrying amount our debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the Liabilities subject to compromise line in the Condensed Consolidated Balance Sheets.
General Information
The aggregate estimated fair value of the Company’s long-term debt, which was estimated using inputs based on quoted market prices for the same or similar debt issuances, was $4.5 billion and $4.9 billion at September 30, 2023 and December 31, 2022, respectively. Based on this valuation methodology, we determined these debt instruments represent Level 2 measurements within the fair value hierarchy.
Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement, which, immediately following certain refinancing transactions that occurred in March 2021, provided for: (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding as of September 30, 2023 under the Credit Facilities are set forth in the table above.
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
The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. Because the Company has not yet obtained approval by the Bankruptcy Court regarding such transactions, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all secured and unsecured debt instruments have been classified as Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, and we ceased the recognition of interest expense related to these instruments as of the Petition Date. During the three and nine months ended September 30, 2023, we did not recognize approximately $164 million and $479 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases. During the third quarter of 2022, we did not recognize approximately $77 million of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.
Pursuant to the Cash Collateral Order that is further discussed in Note 2. Bankruptcy Proceedings, we are, among other things, obligated to make certain adequate protection payments during our bankruptcy proceedings on each of our First Lien Debt Instruments. On a cumulative basis through September 30, 2023, we made the following adequate protection payments pursuant to the Cash Collateral Order:
•$35.5 million with respect to the Revolving Credit Facility;
•$311.4 million with respect to the Term Loan Facility; and
•$411.7 million with respect to the applicable senior secured notes.
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
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the nine months ended September 30, 2023 or the year ended December 31, 2022. For additional disclosures relating to debt financing transactions that occurred during the year ended December 31, 2022, refer to Note 15. Debt in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
January 2022 Senior Notes Repayments
The 7.25% Senior Notes due 2022 and the 5.75% Senior Notes due 2022 were repaid in January 2022.
NOTE 15. COMMITMENTS AND CONTINGENCIES
U.S. Government Agreement
In November 2021, our Par Sterile Products, LLC (PSP LLC) subsidiary entered into a cooperative agreement with the U.S. government to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan plant to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation (the U.S. Government Agreement). The U.S. Government Agreement, which was originally entered into with the U.S. Department of Defense (DoD), is part of the U.S. government’s efforts, authorized under the Defense Production Act, to address potential vulnerabilities in critical product supply chains and strengthen the advancement of domestic manufacturing capabilities critical to the national defense, including essential medicines production.

In the third quarter of 2023, the Company completed the transfer of the U.S. Government Agreement from the DoD to the U.S. Department of Health and Human Services (HHS). The agreement with HHS maintains substantially the same rights and obligations as the agreement with the DoD and is accounted for consistently. Refer to Note 3. Summary of Significant Accounting Policies and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report for additional discussion of this agreement and our accounting treatment.

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
As of September 30, 2023, our accrual for loss contingencies totaled $875.1 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of September 30, 2023, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.
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

At the Debtors’ request, the Bankruptcy Court has appointed the FCR in the Chapter 11 Cases. As further described in the applicable Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Although the FCR was initially appointed to represent the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ ranitidine products, in August 2023 the Bankruptcy Court entered an order terminating the FCR’s appointment with respect to claims relating to the Debtors’ ranitidine products.
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
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the nine months ended September 30, 2023 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual (1)
Balance as of December 31, 2022	$50,339	$222,972
Additional charges	—	500
Cash distributions to settle disputes from Qualified Settlement Funds	(1,510)	(1,510)
Other (2)	1,031	1,031
Balance as of September 30, 2023	$49,860	$222,993
__________
(1)As of September 30, 2023 and December 31, 2022, the entire accrual is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
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
As of September 30, 2023, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $49.9 million of which remains in the QSFs as of September 30, 2023. In light of the filing of petitions for relief under the Bankruptcy Code, we do not expect to make new payments under previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.

In June, 2023, the Company filed a motion in the Bankruptcy Court seeking: (i) confirmation that the automatic stay does not apply to certain distributions to mesh claimants under the QSFs and (ii) authorization to request the return of the QSF funds to relevant parties (the QSF Motion). In July 2023, the Bankruptcy Court entered an order confirming that the automatic stay does not apply to certain distributions from QSFs for mesh claimants for whom the Company does not have a reversionary interest, as scheduled in the QSF Motion, and authorizing the Company to request the return of the QSF funds for the mesh claimants who did not object to the QSF Motion. Objecting mesh claimants have until November 9, 2023 to file a formal objection to the QSF Motion, unless otherwise agreed by the Company and such claimants and approved by the Bankruptcy Court. Any such objections are currently scheduled to be heard by the Bankruptcy Court in November 2023.
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
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, PSP LLC and in Canada, Paladin and EVU, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of October 30, 2023, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.
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

Many of the U.S. cases have been coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio; however, in April 2022, the Judicial Panel on Multidistrict Litigation issued an order suggesting that, based on the progress of the MDL, it would no longer transfer new cases filed in or removed to federal court to the MDL. Other cases are pending in various federal or state courts. Following the Petition Date, litigation activity against the Company and its subsidiaries ceased in nearly all pending cases as a result of the automatic stay and a November 2022 preliminary injunction order issued by the Bankruptcy Court. In August 2023, the Bankruptcy Court extended the preliminary injunction by a further 180 days. A similar cessation of litigation activity is in place in Canada.
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
The Stalking Horse Bid provides for the establishment by the Purchaser of voluntary opioid trusts, and other forms of funding, for the benefit of certain public, tribal and private present and future opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In particular, under the RSA (as amended), the opioid trusts would be funded over a period of ten years, with up to a total of approximately $618 million to be distributed to eligible claimants that opt into the opioid trusts by specified participation deadlines, and the special education initiative would be funded, over a period of two years, with up to $3 million to be distributed to public school districts that elect to participate in such initiative. Under the proposed public claimant opioid trust, states which previously entered into settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received under the prior settlement agreement(s), net of the amounts allocated to them by the trust, and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. The Debtors would have no obligation or liability with respect to the voluntary trusts or special education initiative, which would be funded exclusively by the Purchaser following the consummation of the Sale. As previously noted, the Sale to the Stalking Horse Bidder is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser, and the funding of the voluntary opioid trusts and the special education initiative by the Purchaser (including the trusts for certain future opioid claimants), will actually occur.

Although the proposed voluntary opioid trusts and special education initiative would be funded by the Purchaser, and not by the Company or any of its subsidiaries, we previously concluded that the proposed funding amount in the Stalking Horse Bid represented the best estimate of the allowed claims related to the contingencies associated with various opioid claims against the Company and its subsidiaries. As such, during the third quarter of 2022, we recorded charges of approximately $419 million to adjust our aggregate opioid liability accrual to approximately $550 million based on the terms set forth in the public opioid trust term sheet attached to the original RSA. In March 2023, the Ad Hoc First Lien Group (and Stalking Horse Bidder) reached certain resolutions in principle with both the UCC and OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and discussed in additional detail under “Resolutions in the Chapter 11 Cases” in Note 2. Bankruptcy Proceedings), are supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amount for the proposed voluntary private opioid trust. In addition, the Ad Hoc First Lien Group agreed to a $15 million increase to the funding amount for the proposed voluntary public opioid trust. The agreement to increase the funding amount for the proposed voluntary private opioid trust was announced prior to the filing of the Annual Report; accordingly, we recorded an additional charge of $34 million in the fourth quarter of 2022 to increase our aggregate opioid liability accrual to approximately $584 million. The agreement to increase the funding amount for the proposed voluntary public opioid trust was not announced until after the filing of the Annual Report. Therefore, we recorded an additional charge of $15 million in the first quarter of 2023 to increase our aggregate opioid liability accrual to approximately $599 million. On July 13, 2023, the Stalking Horse Bidder and the FCR filed with the Bankruptcy Court both a term sheet for a proposed resolution among such parties (the FCR Term Sheet) and an amended term sheet for the proposed voluntary private opioid trust. The resolution with the FCR provides that, in exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund a trust of $11.5 million to be established for the benefit of certain future opioid claimants. The amended term sheet for the proposed voluntary private opioid trust provides for a $0.5 million increase to the funding amount for the proposed voluntary private opioid trust. Accordingly, we recorded an additional charge of $12 million in the second quarter of 2023 to increase our aggregate opioid liability to approximately $611 million. In August 2023, the Stalking Horse Bidder and the Public School District Creditors filed with the Bankruptcy Court a term sheet for a proposed resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund a special education initiative up to $3 million for the purpose of funding opioid abuse/misuse abatement or remediation programs to be implemented by the Public School District Creditors. In September 2023, the Stalking Horse Bidder and the Canadian Governments filed with the Bankruptcy Court a term sheet for a proposed resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund a voluntary trust of approximately $7 million to be established for the benefit of the Canadian Governments. Accordingly, we recorded an additional charge of approximately $10 million in the third quarter of 2023 to increase our aggregate opioid liability to approximately $621 million. The Company believes these proposed funding amounts represent the best estimate of the allowed claims related to the contingencies associated with various opioid claims against the Company and its subsidiaries. Certain interested parties, including the U.S. Department of Justice (DOJ), continue to engage in the mediation in an effort to resolve their claims and/or objections relating to the sale process. The ongoing mediation, which is currently extended to November 16, 2023, could result in additional valuations or estimates in the future that may result in further adjustments to our estimated aggregate opioid liability accrual, which could be material.
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
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including a third-party payer pursuing class action claims, appealed the dismissal orders. PPI was dismissed from the third-party payer appeal in September 2022. In November 2022, the U.S. Court of Appeals for the Eleventh Circuit (Eleventh Circuit) affirmed the dismissal of the third-party payer complaint and dismissed the other appeals on procedural grounds.
In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. In November 2021, the MDL court issued a final judgment as to PPI and other generic defendants. At various times thereafter, certain MDL plaintiffs appealed the July 2021 dismissal order and/or the November 2021 judgment. These appeals generally remain pending, although PPI has been dismissed from certain of them and the Eleventh Circuit has stayed those involving PPI due to the PPI bankruptcy.
In December 2022, the MDL court granted summary judgment in favor of certain remaining defendants with respect to five “designated cancers” (bladder, esophageal, gastric, liver and pancreatic), holding that plaintiffs had failed to provide sufficient evidence of causation.
In May 2023, the MDL court issued orders extending its December 2022 summary judgment ruling to all MDL defendants. In July 2023, the MDL court entered an order dismissing plaintiffs’ non-designated cancer claims for failure to produce expert reports. Certain MDL plaintiffs have appealed these orders, and these appeals generally remain pending, although PPI has been dismissed from certain of them and the Eleventh Circuit has stayed those involving PPI due to the PPI bankruptcy. To facilitate entry of these final judgments notwithstanding the automatic stay applicable to PPI, the MDL court entered orders severing PPI in thousands of pending cases on September 26, 2023.
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

In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals, EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda and PPI, with respect to an authorized generic, was in effect an output restriction conspiracy; the plaintiffs asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In November 2021, the plaintiffs dismissed all claims against EPI and in December 2021, the court dismissed the complaint for failure to state a claim. In January 2022, the plaintiffs filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. As of the Petition Date, the claims against PPI became subject to the automatic stay. In September 2022, the plaintiffs voluntarily dismissed all claims against PPI with prejudice, and PPI agreed to provide certain limited discovery as a non-party. In March 2023, the court denied the plaintiffs’ motion for class certification. In April 2023, the court authorized the filing of an amended complaint adding certain additional plaintiffs and combining the litigation with the proceedings from which PPI was dismissed; the amended complaint named PPI as a defendant. On September 19, 2023, the court entered an order dismissing the case.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022. Briefing on the appeal has concluded and oral argument took place in May 2023. The dismissal was affirmed on appeal in September 2023.
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

Patent Matters
In March 2022, PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) received a notice letter from Cipla Limited (Cipla) advising of its filing of an Abbreviated New Drug Application (ANDA) for generic versions of VASOSTRICT® (vasopressin injection) for IV use 40 units/100 ml and 60 units/100 ml. In May 2022, PSP LLC, PPI and EPIC filed a complaint against Cipla in the U.S. District Court for the District of New Jersey, which triggered a 30-month stay of U.S. Food and Drug Administration (FDA) approval of Cipla’s ANDA expiring in September 2024. In January 2023, PSP LLC, PPI and EPIC received another notice letter from Cipla advising of its ANDA filing for a generic version of VASOSTRICT® (vasopressin injection) for IV use 20 units/100 ml. In February 2023, PSP LLC, PPI and EPIC filed a complaint against Cipla concerning this ANDA in the U.S. District Court for the District of New Jersey. The 30-month stay on FDA approval of Cipla’s 20 units/100 ml ANDA expires in July 2025. Both lawsuits against Cipla were consolidated to the same schedule. In September 2023, the parties reached a settlement. As a result, the court entered a stipulation of dismissal in the consolidated lawsuit.
In January 2023, PSP LLC, PPI and EPIC received a notice letter from Baxter Healthcare Corporation (Baxter) pursuant to 505(b)(3)(B)-(D) of the U.S. Federal Food, Drug, and Cosmetic Act of its New Drug Application (NDA) submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths. In March 2023, PSP LLC, PPI and EPIC filed a complaint against Baxter in the U.S. District Court for the District of Delaware asserting infringement of three patents. These patents are not listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book); therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Baxter’s NDA. On October 4, 2023, PSP LLC, PPI and EPIC filed a motion for a preliminary injunction/temporary restraining order after the FDA approved Baxter’s NDA in late September 2023. The preliminary injunction hearing was held on October 27, 2023. The magistrate judge issued a report and recommendation under seal on November 3, 2023. The Company expects that the substance of the report and recommendation will be made public in the near term.
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
NOTE 16. OTHER COMPREHENSIVE (LOSS) INCOME
During the three and nine months ended September 30, 2023 and 2022, there were no tax effects allocated to any component of Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at September 30, 2023 and December 31, 2022 consist of Foreign currency translation loss.

NOTE 17. SHAREHOLDERS’ DEFICIT
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit for the three and nine months ended September 30, 2023 (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2022	$43	$24	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	(3,279)	—	(3,279)
Other comprehensive income	—	—	—	—	607	607
Compensation related to share-based awards	—	—	11,240	—	—	11,240
Other	—	—	(1)	—	—	(1)
BALANCE, MARCH 31, 2023	$43	$24	$8,980,561	$(12,907,899)	$(226,334)	$(4,153,605)
Net income	—	—	—	23,438	—	23,438
Other comprehensive income	—	—	—	—	2,891	2,891
Other	1	—	—	—	—	1
BALANCE, JUNE 30, 2023	$44	$24	$8,980,561	$(12,884,461)	$(223,443)	$(4,127,275)
Net loss	—	—	—	(28,483)	—	(28,483)
Other comprehensive loss	—	—	—	—	(3,434)	(3,434)
Other	(2)	—	—	—	—	(2)
BALANCE, SEPTEMBER 30, 2023	$42	$24	$8,980,561	$(12,912,944)	$(226,877)	$(4,159,194)

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
Share-Based Compensation
On March 3, 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding award agreements associated with stock options and stock awards. In connection with the rejection of these agreements, the Company recorded a charge of approximately $9.2 million during the first quarter of 2023 to recognize all remaining unrecognized compensation cost associated with these agreements. The Company recognized share-based compensation expense, inclusive of the charge described above, of $11.2 million during the nine months ended September 30, 2023, and $6.5 million and $14.2 million during the three and nine months ended September 30, 2022, respectively.

NOTE 18. OTHER INCOME, NET
The components of Other income, net for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gain on sale of business and other assets (1)	$(687)	$(15)	$(1,309)	$(11,760)
Foreign currency gain, net (2)	(2,067)	(3,984)	(59)	(4,552)
Net (gain) loss from our investments in the equity of other companies (3)	(13)	71	75	297
Other miscellaneous, net	550	(70)	(870)	(6,132)
Other income, net	$(2,217)	$(3,998)	$(2,163)	$(22,147)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of the Company’s foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
NOTE 19. INCOME TAXES
The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) income from continuing operations before income tax	$(16,894)	$(707,592)	$20,346	$(2,648,439)
Income tax expense	$11,042	$10,680	$27,094	$16,016
Effective tax rate	(65.4)%	(1.5)%	133.2%	(0.6)%
The change in Income tax expense for the three and nine months ended September 30, 2023 compared to the prior year periods primarily relate to an increase in accrued interest on uncertain tax positions, 2022 discrete tax benefit related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of September 30, 2023. It is possible that in the future there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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
NOTE 20. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(27,936)	$(718,272)	$(6,748)	$(2,664,455)
Loss from discontinued operations, net of tax	(547)	(3,897)	(1,576)	(15,115)
Net loss	$(28,483)	$(722,169)	$(8,324)	$(2,679,570)
Denominator:
For basic per share data—weighted average shares	235,220	235,160	235,219	234,719
Dilutive effect of ordinary share equivalents	—	—	—	—
For diluted per share data—weighted average shares	235,220	235,160	235,219	234,719
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
The following table presents, for the three and nine months ended September 30, 2022, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts because to do so would have been antidilutive (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Stock options	5,274	5,558
Stock awards	5,151	6,066
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

CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$784,508	$991,901
Restricted cash and cash equivalents	82,043	59,358
Accounts receivable, net	377,135	478,889
Inventories, net	246,006	241,349
Prepaid expenses and other current assets	77,330	111,807
Income taxes receivable	6,841	7,038
Receivables from Non-Debtor Affiliates	97,833	94,608
Total current assets	$1,671,696	$1,984,950
PROPERTY, PLANT AND EQUIPMENT, NET	237,722	233,114
OPERATING LEASE ASSETS	19,902	23,200
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,538,832	1,732,935
INVESTMENTS IN NON-DEBTOR AFFILIATES	52,079	50,001
RECEIVABLES FROM NON-DEBTOR AFFILIATES	261,230	240,002
OTHER ASSETS	121,265	126,494
TOTAL ASSETS	$5,254,737	$5,742,707
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$542,012	$654,414
Current portion of operating lease liabilities	244	230
Income taxes payable	513	10
Payables to Non-Debtor Affiliates	16,848	20,162
Total current liabilities	$559,617	$674,816
DEFERRED INCOME TAXES	9,086	13,479
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	814	994
OTHER LIABILITIES	44,403	37,367
LIABILITIES SUBJECT TO COMPROMISE	8,786,571	9,168,782
TOTAL DEFICIT	(4,145,754)	(4,152,731)
TOTAL LIABILITIES AND DEFICIT	$5,254,737	$5,742,707

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TOTAL REVENUES, NET	$451,646	$541,889	$1,513,818	$1,765,228
COSTS AND EXPENSES:
Cost of revenues	232,200	266,811	703,566	807,013
Selling, general and administrative	135,853	189,689	420,533	592,139
Research and development	33,357	34,519	94,418	102,942
Acquired in-process research and development	—	800	—	68,700
Litigation-related and other contingencies, net	11,104	419,377	54,317	444,738
Asset impairment charges	—	150,200	146	1,951,216
Acquisition-related and integration items, net	1,062	(1,399)	1,824	(951)
Interest income, net	(3,009)	71,874	(8,601)	347,862
Reorganization items, net	57,960	124,212	227,579	124,212
Other income, net	(1,131)	9,052	(1,942)	(2,360)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(15,750)	$(723,246)	$21,978	$(2,670,283)
INCOME TAX EXPENSE	10,944	10,535	26,758	15,032
LOSS FROM CONTINUING OPERATIONS	$(26,694)	$(733,781)	$(4,780)	$(2,685,315)
DISCONTINUED OPERATIONS, NET OF TAX	(547)	(3,896)	(1,576)	(15,096)
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(27,241)	$(737,677)	$(6,356)	$(2,700,411)
EQUITY IN INCOME OF NON-DEBTOR AFFILIATES, NET OF TAX	3,139	18,669	2,030	26,776
NET LOSS	$(24,102)	$(719,008)	$(4,326)	$(2,673,635)

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(24,102)	$(719,008)	$(4,326)	$(2,673,635)
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$(3,434)	$(10,649)	$64	$(13,088)
Total other comprehensive income	$(3,434)	$(10,649)	$64	$(13,088)
COMPREHENSIVE LOSS	$(27,536)	$(729,657)	$(4,262)	$(2,686,723)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net cash provided by operating activities (1)	$309,685	$75,349
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(52,223)	(35,018)
Proceeds from the U.S. Government Agreement	32,560	13,601
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(89,520)
Proceeds from sale of business and other assets	3,538	22,378
Proceeds from loans made to Non-Debtor Affiliates	1,588	—
Disbursements for loans made to Non-Debtor Affiliates	(25,243)	(51,180)
Other investing activities	—	—
Net cash used in investing activities	$(39,780)	$(139,739)
FINANCING ACTIVITIES:
Repayments of notes	—	(180,342)
Repayments of term loans	—	(10,000)
Adequate protection payments	(445,519)	(168,643)
Repayments of other indebtedness	(4,999)	(4,500)
Payments for contingent consideration	(4,353)	(1,939)
Payments of tax withholding for restricted shares	—	(1,898)
Net cash used in financing activities	$(454,871)	$(367,322)
Effect of foreign exchange rate	258	(2,393)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(184,708)	$(434,105)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,136,259	1,568,698
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$951,551	$1,134,593
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
•In November 2021, our PSP LLC subsidiary entered into a cooperative agreement with the U.S. government to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan plant to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. Refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional discussion of this agreement.
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
•During the nine months ended September 30, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional competition in the second and third quarters of 2023 have accelerated both price and volume erosion within the overall market. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment.
•In September 2020, PSP LLC entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which PSP LLC would provide fill-finish manufacturing services at its plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, PSP LLC executed, and the Bankruptcy Court approved a Settlement Agreement and Release of Claims with Novavax (the Novavax Settlement Agreement) to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid cash and transferred certain other non-cash consideration, with a total value of $33 million, which was recorded as revenue in the Condensed Consolidated Statements of Operations in the second quarter of 2023 and is reflected in our Sterile Injectables segment.
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
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Total revenues, net	$451,665	$541,690	(17)%	$1,513,784	$1,763,063	(14)%
Cost of revenues	230,286	261,232	(12)%	696,880	798,233	(13)%
Gross margin	$221,379	$280,458	(21)%	$816,904	$964,830	(15)%
Gross margin percentage	49.0%	51.8%		54.0%	54.7%
Selling, general and administrative	$138,772	$192,221	(28)%	$427,294	$600,212	(29)%
Research and development	31,582	31,885	(1)%	87,322	97,803	(11)%
Acquired in-process research and development	—	800	(100)%	—	68,700	(100)%
Litigation-related and other contingencies, net	11,104	419,376	(97)%	54,317	444,738	(88)%
Asset impairment charges	—	150,200	(100)%	146	1,951,216	(100)%
Acquisition-related and integration items, net	1,062	(1,399)	NM	1,824	(951)	NM
Interest expense, net	10	74,753	(100)%	239	349,486	(100)%
Reorganization items, net	57,960	124,212	(53)%	227,579	124,212	83%
Other income, net	(2,217)	(3,998)	(45)%	(2,163)	(22,147)	(90)%
(Loss) income from continuing operations before income tax	$(16,894)	$(707,592)	(98)%	$20,346	$(2,648,439)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Total revenues, net. The decrease in revenues for the three months ended September 30, 2023 was primarily due to revenue decreases related to varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), lubiprostone capsules (the authorized generic of Mallinckrodt’s Amitiza®), VASOSTRICT® and certain other products in our Sterile Injectables segment, partially offset by the impact of revenue from dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022. The decrease in revenues for the nine months ended September 30, 2023 was primarily due to revenue decreases related to VASOSTRICT®, lubiprostone capsules and varenicline tablets, partially offset by revenue from dexlansoprazole delayed release capsules. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. During the three and nine months ended September 30, 2023 and 2022, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of intangible assets (1)	$64,429	$84,042	$194,110	$261,844
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$1,342	$2,809	$3,812	$23,653
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decreases during the three and nine months ended September 30, 2023 were primarily driven by prior asset impairment charges.
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
The decreases in Cost of revenues for the three and nine months ended September 30, 2023 were primarily due to decreased revenues, decreased costs associated with amortization expense and decreased amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
The decrease in gross margin percentage for the three months ended September 30, 2023 was primarily due to unfavorable product mix resulting primarily from decreased varenicline tablets revenue, partially offset by decreased costs associated with amortization expense. The decrease in gross margin percentage for the nine months ended September 30, 2023 was primarily due to unfavorable changes in product mix, partially offset by decreased costs associated with amortization expense and decreased amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The unfavorable changes in product mix for the nine months ended September 30, 2023 primarily resulted from decreased VASOSTRICT® and varenicline tablets revenues.
Selling, general and administrative. The decreases for the three and nine months ended September 30, 2023 were primarily due to decreased costs associated with certain litigation matters as a result of the automatic stay and restructuring and/or other cost reduction initiatives. In addition, costs associated with certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, are included in Selling, general and administrative expenses until the Petition Date. Following the Petition Date, such costs are required to be presented separately within Reorganization items, net to the extent such costs are incurred directly as a result of the Company’s ongoing bankruptcy proceedings. Refer to Note 2. Bankruptcy Proceedings and Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of these items.
Research and development. Our research and development (R&D) efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis (PFI). In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and while the primary endpoint when analyzed with the overall study population did not meet statistical significance, a large patient sub-population showed statistically significant improvement across a majority of endpoints. The results of our Phase 2 study will inform our corresponding Phase 3 clinical program, which we expect to initiate later in 2023. We also initiated a proof-of-concept study in plantar fasciitis (PFA) during the fourth quarter of 2022. In September 2023, we announced that we are moving to a Phase 2 clinical study in PFA after receiving encouraging proof-of-concept study results. We expect to initiate the Phase 2 program in the fourth quarter of 2023. We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing both non-surgical orthopedic and non-orthopedic care interventions.

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
The decrease in R&D expense for the nine months ended September 30, 2023 was primarily driven by decreased costs associated with our XIAFLEX® development programs and certain restructuring, other cost reduction initiatives and certain post-marketing commitments, partially offset by increased costs associated with our Sterile Injectables segment. Refer to Note 5. Restructuring of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of certain restructuring initiatives, including a discussion of amounts recognized.
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
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Goodwill impairment charges	$—	$97,000	$—	$1,845,000
Other intangible asset impairment charges	—	53,200	—	103,153
Property, plant and equipment impairment charges	—	—	146	3,063
Total asset impairment charges	$—	$150,200	$146	$1,951,216
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
Interest expense, net. The components of Interest expense, net for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$203	$74,931	$737	$349,937
Interest income	(193)	(178)	(498)	(451)
Interest expense, net	$10	$74,753	$239	$349,486

The decreases in interest expense for the three and nine months ended September 30, 2023 were primarily attributable to the fact that we ceased the recognition of interest expense related to our indebtedness beginning on the Petition Date as a result of the Chapter 11 Cases. Beginning during the third quarter of 2022, we became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which are currently being accounted for as a reduction of the carrying amount of the related debt instruments. Some or all of the adequate protection payments may later be recharacterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in increases to interest expense in future periods that may be material. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
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
Other income, net. The components of Other income, net for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gain on sale of business and other assets	$(687)	$(15)	$(1,309)	$(11,760)
Foreign currency gain, net	(2,067)	(3,984)	(59)	(4,552)
Net (gain) loss from our investments in the equity of other companies	(13)	71	75	297
Other miscellaneous, net	550	(70)	(870)	(6,132)
Other income, net	$(2,217)	$(3,998)	$(2,163)	$(22,147)
For additional information on the components of Other income, net, refer to Note 18. Other Income, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) income from continuing operations before income tax	$(16,894)	$(707,592)	$20,346	$(2,648,439)
Income tax expense	$11,042	$10,680	$27,094	$16,016
Effective tax rate	(65.4)%	(1.5)%	133.2%	(0.6)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The change in Income tax expense for the three and nine months ended September 30, 2023 compared to the prior year periods primarily relate to an increase in accrued interest on uncertain tax positions, 2022 discrete tax benefit related to Canadian uncertain tax positions and changes in the geographic mix of pre-tax earnings.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of September 30, 2023. It is possible that in the future there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.

We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. Where appropriate, we have established reserves for tax-related uncertainties. Uncertain tax positions are reviewed quarterly and adjusted as necessary when events occur that impact potential tax liabilities, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, identification of new issues and issuance of new legislation, regulations or case law.
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
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Litigation-related and other contingencies, net	$—	$—	$500	$—
Loss from discontinued operations before income taxes	$(631)	$(3,897)	$(1,817)	$(15,115)
Income tax benefit	$(84)	$—	$(241)	$—
Discontinued operations, net of tax	$(547)	$(3,897)	$(1,576)	$(15,115)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts during the three and nine months ended September 30, 2023 and 2022 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$203,368	$203,501	—%	$613,318	$627,314	(2)%
Sterile Injectables	95,381	118,693	(20)%	333,664	481,892	(31)%
Generic Pharmaceuticals	134,382	201,435	(33)%	511,141	590,756	(13)%
International Pharmaceuticals (1)	18,534	18,061	3%	55,661	63,101	(12)%
Total net revenues from external customers	$451,665	$541,690	(17)%	$1,513,784	$1,763,063	(14)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Specialty Products:
XIAFLEX®	$113,053	$104,014	9%	$327,254	$324,376	1%
SUPPRELIN® LA	21,590	31,283	(31)%	73,390	84,852	(14)%
Other Specialty (1)	15,749	11,033	43%	57,282	50,023	15%
Total Specialty Products	$150,392	$146,330	3%	$457,926	$459,251	—%
Established Products:
PERCOCET®	$26,290	$25,052	5%	$78,791	$77,483	2%
TESTOPEL®	9,610	9,430	2%	32,199	28,331	14%
Other Established (2)	17,076	22,689	(25)%	44,402	62,249	(29)%
Total Established Products	$52,976	$57,171	(7)%	$155,392	$168,063	(8)%
Total Branded Pharmaceuticals (3)	$203,368	$203,501	—%	$613,318	$627,314	(2)%
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the three or nine months ended September 30, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
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
The increase in XIAFLEX® revenues for the three months ended September 30, 2023 was primarily attributable to increased net price and increased volumes following the third quarter 2022 disruption experienced by our third-party specialty pharmacy provider. The increase in XIAFLEX® revenues for the nine months ended September 30, 2023 was primarily attributable to increased net price, partially offset by decreased volumes. Volumes for the nine months ended September 30, 2023 were primarily impacted by channel inventory destocking during the first quarter 2023, partially offset by volume growth during the second and third quarters of 2023.
The decreases in SUPPRELIN® LA revenues for the three and nine months ended September 30, 2023 were primarily attributable to decreased net price and decreased volumes.
Established Products
The decreases in Other Established Products revenues for the three and nine months ended September 30, 2023 were primarily attributable to product discontinuations, ongoing competitive pressures impacting this product portfolio and certain other factors.
Our Established Products portfolio has been and is likely to continue to be affected by ongoing competitive pressures. The effects of competition could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
ADRENALIN®	$22,873	$24,917	(8)%	$75,581	$85,514	(12)%
VASOSTRICT®	20,827	33,697	(38)%	71,197	225,217	(68)%
Other Sterile Injectables (1)	51,681	60,079	(14)%	186,886	171,161	9%
Total Sterile Injectables (2)	$95,381	$118,693	(20)%	$333,664	$481,892	(31)%
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for either the three or nine months ended September 30, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
The decreases in ADRENALIN® revenues for the three and nine months ended September 30, 2023 were primarily attributable to decreased net price, partially offset by increased volumes.

The decrease in VASOSTRICT® revenues for the three months ended September 30, 2023 was primarily driven by a decrease in net price, partially offset by increased volumes. The decrease in VASOSTRICT® revenues for the nine months ended September 30, 2023 was primarily driven by decreases to both volumes and net price, which was primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. In February 2022, we launched VASOSTRICT® in an RTU bottle, representing the first and only RTU formulation of the drug. The bottle formulation now represents a meaningful portion of the overall vasopressin market. Nevertheless, the factors described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The decrease in Other Sterile Injectables revenues for the three months ended September 30, 2023 was primarily attributable to decreased net price. The increase in Other Sterile Injectables revenues for the nine months ended September 30, 2023 was primarily attributable to the Novavax Settlement Agreement, partially offset by decreased net price.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decreases in Generic Pharmaceuticals revenues for the three and nine months ended September 30, 2023 were primarily attributable to competitive pressures on certain generic products including lubiprostone capsules and varenicline tablets, partially offset by the revenues from dexlansoprazole delayed release capsules, which launched in November 2022.
During the nine months ended September 30, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional competition in the second and third quarters of 2023 have accelerated both price and volume erosion within the overall market. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment. Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$105,696	$84,940	24%	$317,301	$251,219	26%
Sterile Injectables	$27,966	$58,633	(52)%	$138,602	$318,284	(56)%
Generic Pharmaceuticals	$32,057	$87,675	(63)%	$204,148	$237,394	(14)%
International Pharmaceuticals	$4,804	$4,296	12%	$15,012	$17,149	(12)%
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the three months ended September 30, 2023 was primarily attributable to decreased costs associated with our commercial investment in QWO®, as well as favorable product mix. The increase in Segment adjusted income from continuing operations before income tax for the nine months ended September 30, 2023 was primarily attributable to decreased costs associated with our commercial investment in QWO® and certain legal matters, as well as decreased costs associated with our XIAFLEX® development programs, partially offset by the gross margin effects of the decreased revenues further described above.
Sterile Injectables. The decreases in Segment adjusted income from continuing operations before income tax for the three and nine months ended September 30, 2023 were primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the three months ended September 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above. The decrease in Segment adjusted income from continuing operations before income tax for the nine months ended September 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above, partially offset by lower Selling, general and administrative expenses resulting from reduced legal expenses and the impact of prior restructurings.

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
Our principal source of liquidity is cash generated from operations. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $823.3 million at September 30, 2023 compared to $1,018.9 million at December 31, 2022. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes, litigation-related and other contingent liabilities, debt service payments (including adequate protection payments on our First Lien Debt Instruments) and other amounts related to our bankruptcy proceedings.
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
Working capital. The components of our working capital and our liquidity at September 30, 2023 and December 31, 2022 are below (dollars in thousands):

	September 30, 2023	December 31, 2022
Total current assets	$1,753,276	$2,076,768
Less: total current liabilities	564,632	689,627
Working capital	$1,188,644	$1,387,141
Current ratio (total current assets divided by total current liabilities)	3.1:1	3.0:1
Net working capital decreased by $198.5 million from December 31, 2022 to September 30, 2023. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $445.5 million; (ii) certain expenses incurred in connection with our bankruptcy proceedings and certain restructuring and other cost reduction initiatives; and (iii) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Agreement, of $41.7 million.
The classification of our assets and liabilities in our Condensed Consolidated Balance Sheets may change significantly during bankruptcy proceedings, which could result in material changes to our working capital in future periods. Refer to Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$320,041	$159,611
Investing activities	(38,147)	(134,546)
Financing activities	(454,871)	(367,323)
Effect of foreign exchange rate	(20)	(4,674)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(172,997)	$(346,932)
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
The $160.4 million increase in Net cash provided by operating activities during the nine months ended September 30, 2023 compared to the prior year period was primarily due to reduced litigation costs, as a result of the automatic stay, reduced payments for opioid-related matters and reduced interest payments (which have historically been reflected as operating cash flows) on most of our debt instruments, further discussed in Note 2. Bankruptcy Proceedings and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1. As further discussed below, adequate protection payments related to our First Lien Debt Instruments are currently being reflected as financing cash flows. These increases were offset by reduced VASOSTRICT® revenues and increased payments for professional fees associated with our bankruptcy proceedings and certain related transactions.
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
Investing activities. The $96.4 million decrease in Net cash used in investing activities during the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to a decrease in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $89.5 million and an increase in Proceeds from the U.S. Government Agreement of $19.0 million, partially offset by a decrease in Proceeds from sale of business and other assets of $18.8 million.
Financing activities. During the nine months ended September 30, 2023, Net cash used in financing activities primarily related to Adequate protection payments of $445.5 million.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended September 30, 2023.
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
Date: November 6, 2023