Form 10-K
period 2023-12-31
Endo International plc
filed 2024-03-06
CIK 1593034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 001-36326
____________________________________________________________________________________________
Endo International plc
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Ireland		68-0683755
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

First Floor, Minerva House, Simmonscourt Road
Ballsbridge, Dublin 4,	Ireland	Not Applicable
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 011-353-1-268-2000
Securities registered pursuant to Section 12(b) of the Act: None (1)

(1)	On August 26, 2022, Endo International plc’s ordinary shares, which previously traded on the Nasdaq Global Select Market under the symbol ENDP, began trading exclusively on the over-the-counter market under the symbol ENDPQ. On September 14, 2022, Nasdaq filed a Form 25-NSE with the United States Securities and Exchange Commission and Endo International plc’s ordinary shares were subsequently delisted from the Nasdaq Global Select Market. On December 13, 2022, Endo International plc’s ordinary shares were deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☒	No	☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the voting common equity (ordinary shares) held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,084,766 based on a closing sale price of $0.0175 per share as reported on the over-the-counter market on that date. Ordinary shares held by each officer and director have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting ordinary shares authorized or outstanding.

The number of ordinary shares, nominal value $0.0001 per share outstanding as of February 28, 2024 was 235,219,612.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
The four reportable business segments in which we operate are: (1) Branded Pharmaceuticals, (2) Sterile Injectables, (3) Generic Pharmaceuticals and (4) International Pharmaceuticals. Additional information about our reportable business segments is included throughout this Part I. The results of operations of our reportable business segments are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “RESULTS OF OPERATIONS.” Across all of our reportable business segments, we generated total revenues of $2.01 billion, $2.32 billion and $2.99 billion in 2023, 2022 and 2021, respectively.
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
As further described in this section and throughout this Annual Report on Form 10-K, the Debtors have made substantial progress in the chapter 11 proceedings, including reaching resolutions with substantially all stakeholders. The Debtors anticipate seeking confirmation of the Plan from the Bankruptcy Court in a hearing currently scheduled for March 19, 2024 and, subject to such confirmation, anticipate consummation of the transactions contemplated in the Plan in the second quarter of 2024. The Company, including the Debtors and its non-debtor affiliates, continues to plan for the execution of the transactions contemplated in the Plan and, further, the successful continued operation of its business by the Purchaser following the confirmation and consummation of the Plan. Notably, the Plan contemplates the resolution of various historical litigation matters facing the Company and a revised capital structure for the Purchaser, including a substantial reduction in the outstanding debt obligations compared to the historical debt obligations of the Company, which are expected to provide greater financial and operational flexibility for the Purchaser compared to that of the Company. While the Company anticipates that the Purchaser will continue to pursue the same or similar strategy and will continue to operate its businesses and utilize its assets in substantially the same or similar manner as the Company, the Purchaser may, either initially or over time, refine, enhance or otherwise make changes to the strategy, the manner in which it manages or operates its businesses, utilizes its assets or discharges its liabilities, or other matters following the consummation of the transactions contemplated in the Plan. Such changes, if any, will be made at the discretion of the Purchaser and are generally not contemplated or reflected herein.
Our Strategy
Endo International plc is a diversified specialty pharmaceutical company committed to helping everyone we serve live their best life through the delivery of high-quality, life-enhancing therapies. We are focused on driving long-term growth through a diversified and durable portfolio of businesses, continuing product development and manufacturing and commercialization excellence. Our strategic priorities include expanding and enhancing our portfolio with differentiated and durable products; reinventing how we work to better serve our customers, promote innovation and improve productivity; and being a force for good by embracing and adopting sustainable practices that benefit all of our stakeholders. Specific areas of management’s focus include:
•Branded Pharmaceuticals: Accelerating performance of organic growth drivers in our Specialty Products portfolio and expanding margin in our Established Products portfolio. As further described below under the heading “Select Development Projects,” management is also focused on investing in key product life cycle management and other development opportunities, with a focus on non-surgical orthopedic and non-orthopedic care interventions.
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
Additionally, as part of our Corporate Responsibility and Sustainability (CRS) strategy, we are committed to the adoption of more sustainable practices, including the promotion of Diversity, Equity and Inclusion (DE&I) in all that we do, and to operating our business in a responsible manner that seeks to minimize environmental impact, while promoting the safe, efficient and responsible use of global resources.
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
Optimizing our portfolios to focus on differentiated products. By leveraging operational efficiency and taking actions to optimize our cost structure when appropriate, we aim to be low-cost producers of high-barrier-to-entry products, including products that meet the evolving needs of hospitals and health systems, including RTU and other differentiated sterile injectable products, and first-to-file and first-to-market generic opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges. We believe that focusing on products with these characteristics will result in products with longer life cycles and higher profitability than products without these characteristics.
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
R&D expertise. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. For example, in recent years, our Branded Pharmaceuticals research has focused on leveraging our expertise in collagenase clostridium histolyticum (CCH) and seeking additional novel indications for this class of biologics. Our Sterile Injectables and Generic Pharmaceuticals segments seek out and develop high-barrier-to-entry products, with an emphasis on complex sterile injectable products, such as RTU and other differentiated products, and first-to-file or first-to-market opportunities. We periodically review our R&D pipeline in order to better direct investment toward those opportunities that we expect will deliver the greatest returns. Our current R&D pipeline consists of products in various stages of development and reflects our expanded focus on Sterile Injectables products and solutions. For additional detail, see “Select Development Projects.” Our R&D and regulatory affairs staff is based primarily in India and the U.S.
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

In addition to advertising in professional journals, participating in medical meetings and conventions and utilizing direct mail and internet programs to provide descriptive product literature and scientific information, we have also utilized both branded and unbranded marketing and public relations campaigns across digital, social and television platforms to reach our target consumers. For example, during the fourth quarter of 2023, we launched a new Peyronie’s disease (PD) condition awareness campaign featuring unscripted videos with real PD patients, during the first quarter of 2022, we launched a new Dupuytren’s contracture (DC) condition awareness campaign featuring real DC patients and, during the fourth quarter of 2021, we launched a new multi-channel branded advertising campaign for XIAFLEX® for the treatment of PD, including our first-ever television commercial for XIAFLEX®.
Our dedicated Sterile Injectables sales and marketing team is focused on health systems and national group purchasing organizations (GPOs). Our customers’ growing complexity requires us to engage directly with key stakeholders and decision makers. Our experienced sales and marketing team is key to growing our existing portfolio and executing on new product launches.
Products Overview
Branded Pharmaceuticals
The following table displays the revenues from external customers of our Branded Pharmaceuticals segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Specialty Products:
XIAFLEX®	$475,014	$438,680	$432,344
SUPPRELIN® LA	96,849	113,011	114,374
Other Specialty (1)	73,797	70,009	86,432
Total Specialty Products	$645,660	$621,700	$633,150
Established Products:
PERCOCET®	$106,375	$103,943	$103,788
TESTOPEL®	42,464	38,727	43,636
Other Established (2)	64,588	86,772	113,043
Total Established Products	$213,427	$229,442	$260,467
Total Branded Pharmaceuticals (3)	$859,087	$851,142	$893,617
__________
(1)    Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)    Products included within Other Established include, but are not limited to, EDEX®.
(3)    Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
Specialty Products Portfolio
Endo commercializes a number of products within the market served by specialty distributors and specialty pharmacies and in which healthcare practitioners can purchase and bill payers directly (the buy and bill market). Our current offerings primarily relate to the following areas: (i) urology treatments, which currently focus mainly on PD and testosterone replacement therapies (TRT) for hypogonadism; (ii) orthopedics treatments, which currently focus on DC; and (iii) pediatric endocrinology treatments, which currently focus on central precocious puberty (CPP). Key product offerings in this portfolio include the following:
•XIAFLEX®, which is a non-surgical treatment for both PD (for adult men with a collagen plaque and a penile curvature deformity of thirty degrees or greater at the start of therapy) and DC (for adult patients with an abnormal buildup of collagen in the fingers that limits or disables hand function).
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

Established Products Portfolio
This portfolio’s current treatment offerings primarily relate to the following areas: (i) pain management, including products in the opioid analgesics segment and for the treatment of pain associated with post-herpetic neuralgia, and (ii) urology, focusing mainly on the treatment of hypogonadism. Key product offerings in this portfolio include, among others, the following:
•PERCOCET®, which is an opioid analgesic approved for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.
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
Sterile Injectables
The following table displays the revenues from external customers of our Sterile Injectables segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
ADRENALIN®	$99,910	$114,304	$124,630
VASOSTRICT®	93,180	253,696	901,735
Other Sterile Injectables (1)	236,473	221,633	239,732
Total Sterile Injectables (2)	$429,563	$589,633	$1,266,097
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the year ended December 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
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
Generic Pharmaceuticals
The Generic Pharmaceuticals segment includes a product portfolio of approximately 85 generic product families including solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, patches (which are medicated adhesive patches designed to deliver the pharmaceutical through the skin), powders, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions) and sprays and includes products that treat and manage a wide variety of medical conditions.
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
Typically, a generic product may not be marketed until the expiration of applicable patent(s) on the corresponding branded product unless a resolution of patent litigation results in an earlier opportunity to enter the market. For additional detail, see “Governmental Regulation.” However, our generics portfolio also contains certain authorized generics, which are generic versions of branded products licensed by brand drug companies under an NDA and marketed as generics. Authorized generics do not face the same regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the first-to-file ANDA applicant. From time to time, our authorized generics have included generic versions of our branded products. We also aim to be a partner of choice to large companies seeking authorized generic distributors for their branded products. For example, in April 2023, we launched posaconazole oral suspension (the authorized generic of Merck’s Noxafil®).

International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including over-the-counter (OTC) products, sold outside the U.S., primarily in Canada through our operating company Paladin Labs Inc. (Paladin).
Select Development Projects
XIAFLEX®
XIAFLEX® is currently approved by the FDA and marketed in the U.S. for the treatment of both DC and PD (two separate indications). In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis (PFI). In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and while the primary endpoint when analyzed with the overall study population did not meet statistical significance, a large patient sub-population showed statistically significant improvement across a majority of endpoints. We initiated the Phase 3 clinical program in the fourth quarter of 2023. We also completed a proof-of-concept study in plantar fasciitis (PFA) during the third quarter of 2023 and, based on encouraging proof-of-concept study results initiated the Phase 2 clinical study in the fourth quarter of 2023. We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing both non-surgical orthopedic and non-orthopedic care interventions.
Other
Our remaining pipeline consists mainly of a variety of product candidates in our Sterile Injectables and Generic Pharmaceuticals segments. As of December 31, 2023, within these two segments, we were actively pursuing approximately 60 product candidates, including: (i) approximately 16 ANDAs pending with the FDA, of which approximately 50% are associated with our Sterile Injectables segment, as well as (ii) approximately 44 additional projects in development, of which approximately 93% are associated with our Sterile Injectables segment, including RTU and other more differentiated product candidates.
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

Major Customers
We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and managed care organizations (MCOs). Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues during the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Cencora, Inc., previously known as AmerisourceBergen Corporation (1)	29%	35%	36%
McKesson Corporation	25%	26%	32%
Cardinal Health, Inc.	17%	20%	22%
CVS Health Corporation (1)	16%	4%	—%
__________
(1)During the second quarter of 2022, CVS Health Corporation finalized the acquisition of US Bioservices from Cencora, Inc. (known as AmerisourceBergen Corporation at the time).
Net revenues from these customers are generally included within each of our segments.
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
Branded Pharmaceuticals
This segment’s major competitors, including Viatris Inc. (Viatris), Jazz Pharmaceuticals plc (Jazz), Takeda Pharmaceutical Company Limited and Amgen, Inc., among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.
Several of this segment’s products, such as PERCOCET®, TESTOPEL® and SUPPRELIN® LA, face generic and/or other forms of competition. The degree of generic and/or other competition facing this segment could increase in the future.

Sterile Injectables
This segment’s major competitors, including Pfizer Hospital US, Fresenius Kabi USA, LLC, Viatris, Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc. (Amneal), Hikma Pharmaceuticals PLC, Sandoz Group AG (Sandoz) and Eagle Pharmaceuticals, Inc. (Eagle), among others, vary by product. A significant portion of our sales, including sales to hospitals, clinics and long-term care facilities in the U.S., are controlled by a relatively small number of GPOs, including HealthTrust Purchasing Group, L.P., Premier Inc. and Vizient, Inc. Accordingly, it is important for us to have strong relationships with these GPOs and achieve on-time product launches in order to secure new bid opportunities.
This segment’s products, including ADRENALIN® and VASOSTRICT®, face generic and/or other forms of competition. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. The degree of generic and/or other competition facing this segment is expected to increase in the future.
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
As of February 28, 2024, we held approximately: 140 U.S. issued patents, 40 U.S. patent applications pending, 372 foreign issued patents and 124 foreign patent applications pending. In addition, as of February 28, 2024, we had licenses for approximately 60 U.S. issued patents, 14 U.S. patent applications pending, 130 foreign issued patents and 65 foreign patent applications pending. We are seeking additional patent protection for several products, including XIAFLEX®. We may also obtain further patents or additional regulatory or patent exclusivity for one or more indications for any of our products in the future.

Our products are subject to different patent expiration dates. For example, our patents related to NASCOBAL® Nasal Spray expire in 2024, our patents related to AVEED® expire in 2027 and our patents related to ADRENALIN® expire in 2035.
XIAFLEX® is a biological product. We own or have licensed rights to patents and patent applications related to XIAFLEX®, including drug product and methods of manufacture patents and patent applications that will expire into the late 2030s and methods of use patents and patent applications for uses such as PFI that will expire into the late 2030s/early 2040s.
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
Additionally, any pending or future patent applications made by us or our subsidiaries, our license partners or entities we may acquire in the future are subject to risks and uncertainties. The coverage claimed in any such patent applications could be significantly reduced before the patent is issued and there can be no assurance that any such applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and certain U.S. patent applications are not disclosed until the patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference and other inter-parties proceedings declared by the U.S. Patent and Trademark Office (PTO) to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that any patents, if issued, will be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. See Item 1A. Risk Factors - “Our ability to protect and maintain our proprietary and licensed technology, which is vital to our business, is uncertain.”
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
The FDA enforces regulations to require that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs conform to cGMPs. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of pharmaceutical and biological product manufacturing operations. Compliance with the regulations requires a continuous commitment of time, money and effort in all operational areas.
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
Government Benefit Programs
As described further in Item 1A. Risk Factors, statutory and regulatory requirements for government healthcare programs such as Medicaid, Medicare and TRICARE govern access and provider reimbursement levels, and provide for other cost-containment measures such as requiring pharmaceutical companies to pay rebates or refunds for certain sales of products reimbursed by such programs, or subjecting products to certain price ceilings. In addition to the cost-containment measures described in Item 1A. Risk Factors, sales to retail pharmacies under the TRICARE Retail Pharmacy Program are subject to certain price ceilings which require manufacturers to, among other things, pay refunds for prescriptions filled based on the applicable ceiling price limits. Beginning in the first quarter of 2017, pursuant to the Bipartisan Budget Act of 2015, manufacturers are required to pay additional rebates to state Medicaid programs if the prices of their non-innovator products rise at a rate faster than inflation (as continues to be the case for innovator products); this requirement previously existed only as to branded or innovator products.
The federal government may continue to pursue legislation aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. State governments also may continue to enact similar cost containment or transparency legislation. These efforts could have material consequences for the pharmaceutical industry and the Company. From time to time, legislative changes are made to government healthcare programs that impact our business. The U.S. Congress continues to examine various Medicare and Medicaid policy proposals that may result in a downward pressure on the prices of prescription products in these programs, including, for example, as part of the Inflation Reduction Act of 2022 (IRA) that was enacted in August 2022. See Item 1A. Risk Factors - “The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided, and government-led efforts may seek to legislate or otherwise effect lower prices for our products.”
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
Environmental Matters
Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous substances. Violation of these laws and regulations, which may change, can lead to substantial fines and penalties. Many of our operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that our facilities and the facilities of our third-party service providers are in substantial compliance with applicable environmental laws and regulations. As part of our Environmental, Social and Governance (ESG) strategy, we are committed to operating our business in a responsible manner that seeks to minimize environmental impact, while promoting the safe, efficient and responsible use of global resources.
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
Human Capital Resources
As of February 28, 2024, we have 2,931 employees, of which 446 are engaged in R&D and regulatory work, 365 in sales and marketing, 1,153 in manufacturing, 620 in quality assurance and 347 in general and administrative capacities. With the exception of approximately 215 production personnel in our Rochester, Michigan manufacturing facility, our employees are generally not represented by unions. In March 2024, our collective bargaining agreement with United Steelworkers Local 176, which affects the production personnel in our Rochester, Michigan manufacturing facility, will expire, and negotiations for a replacement collective bargaining agreement are ongoing. We cannot predict the timing or outcome of the negotiations. We believe that our relations with our employees are good.

Information about our Executive Officers
The following table sets forth, as of March 6, 2024, information about our executive officers:

Name	Age	Position and Offices
Blaise Coleman	50	President and Chief Executive Officer
Patrick Barry	56	Executive Vice President and President, Global Commercial Operations
Mark T. Bradley	55	Executive Vice President and Chief Financial Officer
Matthew J. Maletta	52	Executive Vice President and Chief Legal Officer and Company Secretary
James P. Tursi, M.D.	59	Executive Vice President, Global Research & Development
Blaise Coleman was appointed President, Chief Executive Officer and a member of the Board of Directors, effective March 2020. He previously served as Executive Vice President and Chief Financial Officer since December 2016. He joined Endo in January 2015 as Vice President of Corporate Finance, and was then promoted to Senior Vice President, Global Finance Operations in November 2015. Prior to joining Endo, Mr. Coleman held a number of finance leadership roles with AstraZeneca, most recently as the Chief Financial Officer of the AstraZeneca/Bristol-Myers Squibb US Diabetes Alliance. He joined AstraZeneca in 2007 from Centocor, a wholly-owned subsidiary of Johnson & Johnson, where he held positions in both the Licenses & Acquisitions and Commercial Finance organizations. Mr. Coleman’s move to Centocor in early 2003 followed 7 years’ experience with the global public accounting firm, PricewaterhouseCoopers LLP. Mr. Coleman is a Certified Public Accountant; he holds a Bachelor of Science degree in accounting from Widener University and an M.B.A. from the Fuqua School of Business at Duke University.
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

James P. Tursi, M.D. was appointed Executive Vice President, Global Research & Development, effective January 2022. In this role, Dr. Tursi is responsible for leading global research & development, medical affairs and regulatory operations. Prior to joining Endo, he held senior leadership roles at Ferring Pharmaceuticals U.S., Antares Pharmaceuticals and Aralez Pharmaceuticals. Prior to Aralez, Dr. Tursi was Chief Medical Officer and Vice President of Clinical R&D at Auxilium Pharmaceuticals until its acquisition by Endo in 2015. Dr. Tursi practiced medicine and surgery for over 10 years and created a medical education company, I Will Pass®, which assisted physicians in the process of board certification. He performed his residency in Gynecology and Obstetrics at the Johns Hopkins Hospital, holds a Bachelor of Science degree in Chemistry and Biology from Ursinus College and a Doctor of Medicine degree from the Medical College of Pennsylvania. Dr. Tursi is a member of the Ideal Image and NueroBo Pharmaceuticals Boards of Directors. Previously, Dr. Tursi served as a member of the Agile Therapeutics, Inc. Board of Directors from October 2014 to October 2022.
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
You may also access copies of the Company’s filings with the Canadian Securities Administrators on SEDAR+ through their internet site: www.sedar.com (intended to be an inactive textual reference only).
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
•Our operations could be disrupted if our information systems fail or are not upgraded or are subject to cyber-attacks.
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
•If the RSA is terminated, our ability to confirm and consummate the Plan (as defined below) could be adversely affected.
•Even if the Plan is consummated, we may not be able to achieve our goals or continue as a going concern.
•Our ability to prosecute the Chapter 11 Cases and confirm and consummate the Plan may be contested by third parties.
•In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

•Alternative plans of reorganization may be introduced, which could result in significant litigation and expenses.
•As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance.
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
•Shareholder activism could cause significant expenses, hinder our business strategy and impact our share price.
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
Legal and Regulatory Related Risks
•Agreements between branded and generic pharmaceutical companies are facing increased government scrutiny.
•We are subject to various laws, court orders and regulations pertaining to the marketing of our products and services.
•The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business; our failure to comply with these laws and regulations could have a material adverse impact.
•We are subject to complex reporting and payment obligations under Medicaid and other governmental drug pricing programs.
•Decreases in the degree to which individuals are covered by healthcare insurance could result in decreased use of our products.
•Regulatory or other factors may cause interruptions in the manufacturing process.
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
Intellectual Property Related Risks
•Our ability to protect and maintain our proprietary and licensed technology, which is vital to our business, is uncertain.
•Allegations of intellectual property infringement, unfavorable litigation and “at-risk” product launches could adversely affect us.
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
Manufacturers of generic products typically invest far less in R&D than research-based companies. Additionally, generic competitors, including Asian or other overseas generic competitors, may be able to manufacture products at costs lower than us. For these reasons, competitors may price their products lower than ours, and such differences could be significant. Due to lower prices, generic versions, where available, may be substituted by pharmacies or required in preference to branded versions under third-party reimbursement programs. As a result, generic competition could have a material adverse effect on our business, financial condition, results of operations and cash flows. Legislation encouraging early and rapid approval of generic drugs could also increase the degree of generic competition we face. For example, the U.S. federal government has taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. Congress, the FDA and other regulatory agencies are considering, and have enacted, various legislative and regulatory initiatives focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. See the risk factor “If other pharmaceutical companies use litigation and regulatory means to obtain approval for generic, biosimilar, OTC or other competing versions of our products, our sales may suffer” for more information.
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
In addition to our efforts to consummate a sale transaction through our Plan, and subject to any required approvals of the Bankruptcy Court, we may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as further discussed in Note 4. Discontinued Operations and Asset Sales in the Consolidated Financial Statements included in Part IV, Item 15 of this report, in both 2021 and 2022, we divested of certain assets related to our retail generics business. We have also divested of certain intellectual property rights throughout each of the past three years. We intend to continue to explore the sale of certain non-core assets, subject to any limitations imposed as a result of our bankruptcy proceedings. Although our preference is to engage in asset sales only if they advance or otherwise support our overall strategy, we may decide to sell assets in response to liquidation or other claims described herein, and any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided, and government-led efforts may seek to legislate or otherwise effect lower prices for our products.
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
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal and state legislation and rules, as well as executive orders, designed to, among other things: (i) reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician administered drugs to the prices of drugs in other countries; (ii) reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; (iii) bring more transparency to how manufacturers price their medicines; (iv) enable the government to directly negotiate prices for drugs covered under Medicare; (v) revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including with regard to the manner in which pharmaceutical manufacturers may provide copayment assistance to patients and the identification of “line extension” drugs, which affect the amount of rebates that manufacturers must pay on prescription drugs under Medicaid; (vi) eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors; (vii) create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers; and (viii) and facilitate the importation of certain lower-cost drugs from other countries. In addition, state legislatures and regulatory agencies have enacted legislation and regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation of drugs from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. While we cannot predict the final form of any pending legislative, regulatory and/or administrative measures, as well as the impact of any ongoing or future legal challenges to such measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, could significantly reduce the coverage and levels of reimbursement for products.
In addition, in August 2022, the U.S. enacted the IRA. Subject to subsequent rulemaking, this act, among other changes: (i) gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain drugs; (ii) requires manufacturers of certain Part B and Part D drugs to issue rebates to HHS based on certain calculations and triggers, such as when drug price increases outpace the rate of inflation; (iii) places certain limitations on out-of-pocket spending for Medicare Part D enrollees; (iv) implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion; (v) implements a 1% excise tax on net stock repurchases; and (vi) implements several tax incentives to promote clean energy. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. For example, as of the date of this report, CMS has released initial revised guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the IRA. In addition, in June 2023, CMS released revised guidance setting forth the requirements and procedures for implementing the Medicare Drug Price Negotiation Program for the first round of drug pricing evaluations, which occurred in 2023 and will continue in 2024, resulting in prices effective in 2026; our revenues may be significantly impacted if one or more of our products are eventually selected for evaluation under this program. While the impact of the IRA was not material to us in 2022 or 2023, we are continuing to evaluate the act and its requirements, as well as any potential impact on our business. It is possible that the act will have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.
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
In addition, the federal government and a number of federal legislators continue to scrutinize pharmaceutical prices and seek ways to lower prices. For example, recent legislation, including the IRA, seeks to reduce prescription drug costs in a variety of ways.
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

Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues during the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Cencora, Inc. (1)	29%	35%	36%
McKesson Corporation	25%	26%	32%
Cardinal Health, Inc.	17%	20%	22%
CVS Health Corporation (1)	16%	4%	—%
__________
(1)During the second quarter of 2022, CVS Health Corporation finalized the acquisition of US Bioservices from Cencora, Inc. (known as AmerisourceBergen Corporation at the time).
Net revenues from these customers are generally included within each of our segments.
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

Our operations could be disrupted if our information systems fail or are not upgraded or are subject to cyber-attacks.
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
In 2023, approximately 4% of our total revenues were from customers outside the U.S. Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA), export control laws, customs and import laws and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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
Public health outbreaks, epidemics or pandemics, such as the coronavirus, could materially and adversely impact our business. The effects of COVID-19, including public health directives and orders, impacted our business and similar public health outbreaks may in the future materially disrupt our business (including our manufacturing and supply chain operations by significantly reducing our output), negatively impact our productivity and delay our product development programs. COVID-19 contributed to some delays in the completion of our facility in Indore, including delays related to construction and FDA inspections.
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
•our ability to confirm and consummate the Plan or another restructuring transaction;
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
•the length of time that we will operate with chapter 11 protection and any resulting risk that we will not satisfy the milestones specified in the amended RSA and in our agreement with our secured lenders with respect to our use of their cash collateral;
•the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;
•third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate the Plan or another restructuring transaction;
•the impact on our business following the sale transaction contemplated by the Plan in light of possible changes in our business and its prospects;
•the adequacy of our cash balances at the time the Plan goes effective and our projected exit from the Chapter 11 Cases; and
•our ability to continue as a going concern.
Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.
Delays in the Chapter 11 Cases may increase the risks of our being unable to confirm and consummate the Plan and increase our costs associated with the Chapter 11 Cases.
The RSA contemplates the confirmation and consummation of the Plan, but there can be no assurance that we will be able to confirm and consummate the Plan. A prolonged chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as our ability to continue as a going concern. A weakening of our business, financial condition, results of operations and cash flows could adversely affect our ability to implement the Plan (or any alternative restructuring transaction). If we are unable to confirm and consummate the Plan (or an alternative restructuring transaction), we may be forced to liquidate our assets.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the confirmation and consummation of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control. Failure to meet such milestones could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the RSA is terminated, our ability to confirm and consummate the Plan could be adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not confirmed and consummated, there can be no assurance that the Chapter 11 Cases would not be converted to chapter 7 liquidation cases or that an alternative restructuring transaction would be as favorable to holders of claims against us as the Plan transaction.
Even if the Plan is consummated, we may not be able to achieve our goals or continue as a going concern.
Even if the Plan or an alternative restructuring transaction is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and increasing expenses. Some of these risks become more acute when cases under the Bankruptcy Code continue for a protracted period without indication of how or when the cases may be completed. As a result of these risks and others, we cannot guarantee that the Plan or an alternative restructuring transaction will achieve our stated goals or that our business will be able to continue as a going concern.
Furthermore, even if our debts and other liabilities are reduced or discharged through the chapter 11 process and we are able to raise funds through exit financing and/or one or more rights offering in connection with the Plan, we will need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.
Our ability to prosecute the Chapter 11 Cases and confirm and consummate the Plan may be contested by third parties.
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
Termination of our exclusive right to file a chapter 11 plan and the exclusive right to solicit acceptances could result in other parties in interest filing plans of reorganization, which could than under the Plan result in significant litigation and expenses.
Following the commencement of the Chapter 11 Cases, we had the exclusive right to file a chapter 11 plan through and including December 14, 2022, and the exclusive right to solicit acceptances of any such plan through February 13, 2023. The Bankruptcy Court has since extended our exclusive periods several times through and including February 16, 2024 and April 16, 2024, respectively. It is possible, however, that: (i) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code) or (ii) since the Bankruptcy Court has already authorized the maximum extension of our exclusive periods allowed under the Bankruptcy Code, that such periods could expire without extension before our Plan is confirmed or another restructuring transaction is consummated.
If our exclusive filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file plans of reorganization. There can be no assurances that recoveries under any such plans would be more favorable to creditors than under the Plan or an alternative restructuring transaction. In addition, such plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Debtors’ cases, which could deplete creditor recoveries.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance.
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
Our business requires substantial capital. We will require additional capital in the event of growth opportunities, unanticipated maintenance requirements or significant departures from our current business plan. Additional financing may not be available on a timely basis or on terms acceptable to us, or at all.
Failure to obtain additional financing, should the need for it develop, in addition to the potential exit financing and rights offerings contemplated by the Plan, could impair our ability to fund capital expenditure requirements and meet debt service requirements and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, for the duration of the Chapter 11 Cases, we will be subject to various risks, including but not limited to: (i) the inability to maintain or obtain sufficient financing sources for operations or to fund the Chapter 11 Cases and meet future obligations and (ii) increased legal and/or professional costs associated with the Chapter 11 Cases and our reorganization.
We may be unable to comply with restrictions imposed by the Cash Collateral Order.
The Cash Collateral Order imposes a number of restrictions on us. For example, the Cash Collateral Order requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement (as defined and further discussed below). The Cash Collateral Order also requires compliance with variance covenants that compare actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the cash collateral budgets delivered thereunder from time to time pursuant to the terms of the Cash Collateral Order. The Ad Hoc First Lien Group may also contend that the Cash Collateral Order requires the Debtors to obtain extensions to our exclusive plan filing and solicitation periods, as described in more detail herein. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the Cash Collateral Order, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We also may become subject to operating covenants that apply to substantially all of our business under the purchase and sale agreement that we anticipate entering into in connection with the Plan. These covenants may require us to operate in the ordinary course of business, to refrain from taking certain enumerated actions and to affirmatively take other enumerated actions. Such covenants may limit the flexibility of our management to respond to various events and circumstances that may arise from time to time, including as a result of the Chapter 11 Cases. If those covenants apply to our business, there can be no assurances that we will be able to obtain appropriate waivers from such covenants as may be necessary or advisable, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The trading prices of our securities have been volatile, and investments in our securities could decline in value.
The market prices for securities of Endo, and of pharmaceutical companies in general, have been highly volatile and may continue to be highly volatile in the future. For example, in 2023, our ordinary shares were quoted at prices between approximately $0.0001 and $0.1450 per share. The following factors, in addition to other risk factors described in this section, may have caused and may in the future cause the market value of our securities to fluctuate:
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
We currently do not intend to pay any cash dividends in the foreseeable future on our ordinary shares and our ability to do so is restricted during the pendency of the Chapter 11 Cases. Additionally, while our Board of Directors (the Board) has approved a share buyback program (the 2015 Share Buyback Program), of which there is approximately $2.3 billion available as of December 31, 2023, we currently do not intend to conduct ordinary share repurchases in the foreseeable future. Any declaration and payment of future dividends to holders of ordinary shares as well as any repurchase of our ordinary shares under the 2015 Share Buyback Program will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of both cash and property dividends or share repurchases (including restrictions imposed by the Bankruptcy Code and related rules and guidelines during the pendency of the Chapter 11 Cases) and other considerations that the Board deems relevant. In addition, our existing debt instruments restrict or prevent us from paying dividends on our ordinary shares and conducting ordinary share repurchases. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our ordinary shares or conduct ordinary share repurchases.

Our business and operations could be negatively affected by shareholder activism, which could cause significant expenses, hinder our business strategy and impact our share price.
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
The delisting of our ordinary shares from the Nasdaq Global Select Market has resulted in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell ordinary shares. Our ordinary shares are currently quoted on the over-the-counter market, which has and will continue to have an unfavorable impact on our share price and liquidity. The over-the-counter market is a significantly more limited market than the Nasdaq Global Select Market. The quotation of our shares on the over-the-counter market has resulted in a less liquid market available for existing and potential shareholders to trade our ordinary shares, could further depress the trading price of our ordinary shares and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our ordinary shares, either now or in the future, or that shareholders will be able to liquidate their investments or the price at which they may be liquidated. Accordingly, we urge extreme caution with respect to existing and future investments in our equity and other securities.
We believe it is likely that our ordinary shares will continue to decrease in value as a result of the Chapter 11 Cases.
We have a significant amount of indebtedness that is senior to our ordinary shares in our capital structure. Our existing ordinary shares have substantially decreased in value leading up to and during the Chapter 11 Cases. The proposed Plan does not contemplate the distribution of any value with respect to our shares, and we do not foresee a market for our existing ordinary shares after any emergence from the Chapter 11 Cases. Accordingly, any trading in our ordinary shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.
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
As further discussed in Note 2. Bankruptcy Proceedings and Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report, on the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional Debtors filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay. It is possible that legal proceedings such as those described herein and/or other matters could in the future cause us to take one or more additional significant corporate transactions or other remedial measures, including on a preventative or proactive basis.

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
Goodwill and other intangibles represent a significant portion of our assets. As of December 31, 2023 and 2022, goodwill and other intangibles comprised approximately 55% and 54%, respectively, of our total assets. Goodwill and other indefinite-lived intangible assets are subject to impairment tests at least annually. Additionally, impairment tests must be performed for certain assets whenever events or changes in circumstances indicate such assets’ carrying amounts may not be recoverable.
For the year ended December 31, 2023, we recorded a minimal amount of asset impairment charges. For the years ended December 31, 2022 and 2021, we recorded asset impairment charges of $2.1 billion and $0.4 billion, respectively, which related primarily to goodwill and other intangible assets. Refer to Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report for examples and a discussion of material impairment tests and impairment charges during the years ended December 31, 2022 and 2021. The procedures and assumptions used in our goodwill and other intangible assets impairment testing are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “CRITICAL ACCOUNTING ESTIMATES” and in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
We currently have a substantial amount of indebtedness. As of December 31, 2023, we have total debt of approximately $8.1 billion in aggregate contractual principal amount. Our substantial indebtedness may:
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

These risks have been and are likely to continue to be exacerbated by our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments, as further discussed herein. To the extent we are required or choose to seek third-party financing in the future, including in connection with any exit financing or rights offerings contemplated by the Plan, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.
At December 31, 2023, approximately $2.0 billion and $0.3 billion of principal amounts outstanding under the Term Loan Facility (as defined below) and the Revolving Credit Facility (as defined below), respectively, bear interest and/or adequate protection payments at variable rates that are affected by benchmark interest rates. Additionally, the amounts of interest and/or adequate protection payments we are required to make on our various debt instruments are subject to changes based on contractual terms set forth in the applicable agreements and/or court orders. Recent increases in benchmark interest rates and certain other developments, including those related to our bankruptcy proceedings, have resulted in increases in the rates used to calculate the interest and/or adequate protection payments we are required to make, and such rates could further increase in future periods. Any future borrowings could also be subject to such risks.
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
Legal and Regulatory Related Risks
Agreements between branded and generic pharmaceutical companies are facing increased government scrutiny.
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
We are subject to various laws, court orders and regulations pertaining to the marketing of our products and services.
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
In addition, we are subject to the U.S. Drug Supply Chain Security Act (DSCSA), which requires development of an electronic pedigree to track and trace each prescription product at the salable unit level through the distribution system. The DSCSA became effective incrementally over a 10-year period from its enactment on November 27, 2013. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements could require significant capital expenditures, increase our operating costs and impose significant administrative burdens.
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
We are subject to laws that require us to enter into a Medicaid Drug Rebate Agreement, a 340B Pharmaceutical Pricing Agreement and agreements with the Department of Veterans Affairs (VA) as a condition for having our products eligible for payment under Medicare Part B and Medicaid. We have entered into such agreements. In addition, we are required to report certain pricing information to CMS, the Health Resources and Services Administration and the VA on a periodic basis to facilitate rebate payments to the State Medicaid Programs, to set Medicare Part B reimbursement levels and to establish the prices that can be charged to certain purchasers, including 340B-covered entities and certain government entities. Any failure to comply with these laws and agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With regard to Medicaid, on February 1, 2016, CMS issued a Final Rule implementing the Medicaid Drug Rebate provisions incorporated into the PPACA, effective April 1, 2016 in most instances. Ongoing compliance with these program rules, including the requirement that we adopt reasonable assumptions where law, regulation and guidance do not address specific participation issues, may impact the level of rebates that we owe under the program. The 2016 Final Rule also expanded the scope of Medicaid to apply to U.S. territories effective on January 1, 2023. The inclusion of the additional territories did not have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, in December 2020, CMS issued a Final Rule for Medicaid that makes changes with regard to: (i) the calculation of Medicaid Best Price for certain value- or outcomes-based discounting arrangements; (ii) the standard for excluding the value of manufacturer copayment assistance and other patient support arrangements from the calculation of Average Manufacturer Price and Best Price; (iii) the identification of “line extension” drugs that are subject to higher Medicaid rebate liability; and (iv) establishment of additional drug utilization review requirements for opioids. These changes did not have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If our manufacturing facilities are unable to manufacture our products or we interruptions in the manufacturing process due to regulatory or other factors, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If any of our or our third-party manufacturing facilities fail to comply with regulatory requirements or encounter other manufacturing difficulties, it could adversely affect our ability to supply products. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with cGMP and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both products for which regulatory approval is being sought and to approved products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects our or our third-party manufacturing facilities to possible legal or regulatory action, including shutdown, which may adversely affect our ability to supply our products. Additionally, our facilities and our third-party manufacturing facilities may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, outbreak and spread of viral or other diseases, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. In March 2024, our collective bargaining agreement for certain production personnel in our Rochester, Michigan manufacturing facility, which affects approximately 215 employees, will expire, and negotiations for a replacement collective bargaining agreement are expected to be completed prior to expiration. any failure to reach an agreement on a new collective bargaining agreement may result in strikes, boycotts or other labor disruptions. If we are not able to manufacture products at our or our third-party manufacturing facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products could be interrupted. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Intellectual Property Related Risks
Our ability to protect and maintain our proprietary and licensed technology, which is vital to our business, is uncertain.
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
Our competitors or other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Under current law, we expect Endo International plc to be treated as a non-U.S. corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Internal Revenue Code (the Code) or regulations promulgated thereunder or other guidance issued by the Treasury or the IRS could adversely affect our status as a non-U.S. corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application to us, EHSI and/or their respective shareholders and affiliates. Consequently, there can be no assurance that there will not exist in the future a change in law that might cause us to be treated as a U.S. corporation for U.S. federal income tax purposes, including with retroactive effect. Further, we are continuing to evaluate the IRA and its requirements, as well as any potential impact on our business. Based on our current analysis of the act, we do not believe this legislation will have a material impact on our provision for income taxes.
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
We are incorporated in Ireland and also maintain subsidiaries in, among other jurisdictions, the U.S., Canada, India, the United Kingdom and Luxembourg. The IRS and other taxing authorities may continue to challenge our tax positions. The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2018 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim.
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
For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 21. Income Taxes of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
It is anticipated that, upon the effectiveness of the U.S. Government resolutions, no existing tax attributes will transfer to the Purchaser upon consummation of the Plan.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has procedures and safeguards designed to detect and/or prevent unauthorized access to confidential information and defend against cyber-attacks, both internally and with the assistance and partnership of cybersecurity experts, with a view toward addressing the ever-evolving threat landscape and changing cybersecurity regulations. As part of its role in risk oversight, the Audit & Finance Committee of the Company’s Board (Audit & Finance Committee) reviews the Company’s program for managing information security risks, including data privacy and data protection. Our cybersecurity framework, which is based on the National Institute of Standards and Technology Cybersecurity Framework, includes risks and controls embedded into our processes and technology, and measured and monitored by cybersecurity subject matter specialists. All employees and contractors with access to our Company’s systems must also complete mandatory comprehensive cybersecurity trainings periodically and participate in simulations which are deployed to educate and prepare users for cyber-attacks and similar risks.
Under the direction of the Chief Information Officer (CIO), who reports to the Company’s Chief Executive Officer, and Chief Information Security Officer (CISO), who reports to the CIO, as well as certain other cybersecurity focused team members (the IT Security team), the IT Security team is responsible for addressing the dynamic threats against our electronic systems and assisting the workforce with handling system incidents, including by centralizing the reporting, detection and response to incidents to one functional team. The CIO and CISO have multiple decades of relevant IT experience. Incident management and response processes establish the recommended organization, actions and procedures needed to recognize and respond to an incident; assess the situation quickly and effectively; notify the appropriate individuals and organizations about the incident; organize the Company’s response activities, including activating a command center; escalate the Company’s response efforts based on the severity of the incident; and support the business recovery efforts being made in the aftermath of the incident. Additionally, third-party security experts are regularly engaged to monitor, assess, review and analyze the information technology landscape. The Company’s incident response framework also defines the roles with respect to cybersecurity risk oversight and assigns responsibility to the IT Security Team. The IT Security team members have: (i) completed extensive cybersecurity training; (ii) have experience assessing cybersecurity incidents; (iii) actively participate in industry and government forums; and iv) collaborate with our peers to understand and improve cybersecurity intelligence, vulnerability management and defense strategies.
Our internal audit team performs audits of our information systems and network security. The audit scope, timing and frequency of our cybersecurity control framework is integrated into the Company’s overall risk management process and the planning for, and results of, those audits are reviewed with the Audit and Finance Committee.
We regularly assess and monitor our cybersecurity risks and incidents and report them to our senior management and Audit and Finance Committee. Our Audit and Finance Committee oversees our cybersecurity strategy and governance and reviews our cybersecurity policies and practices on a periodic basis. Additionally, and as further discussed above, the Audit and Finance Committee is briefed multiple times a year or as needed by the CISO and/or CIO and, if applicable as determined by the Company’s senior leadership, external advisors on the current and emerging cybersecurity threats and trends and the effectiveness of our cybersecurity controls and response capabilities.
We conduct due diligence security assessments of certain third-party providers before engagement, have contractual rights to and gather data on the effectiveness of vendor systems and protocols and monitor compliance with our cybersecurity standards. The monitoring includes periodic assessments and ongoing monitoring by the IT Security team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.
To date, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents, of which we are aware, are reasonably likely to materially affect the Company. Refer to “Our operations could be disrupted if our information systems fail or are not upgraded or are subject to cyber-attacks” in Part I, Item 1A of this report for additional information on risks from cybersecurity threats.
Item 2.        Properties
This section provides information about the location and general character of the Company’s principal physical properties at December 31, 2023.

The Company’s global headquarters is located in Dublin, Ireland. The Company also conducts certain corporate functions at its Malvern, Pennsylvania location. Both properties are leased. The Malvern lease is described in more detail in Note 9. Leases in the Consolidated Financial Statements included in Part IV, Item 15 of this report. These locations support each of our reportable segments. For example, our global quality, supply chain and clinical development functions are run from our global headquarters. The Company’s segments conduct certain additional business functions, including manufacturing, distribution, quality assurance, R&D and administration, at locations throughout the U.S. and select global markets. Additional information about the properties of the Company’s reportable segments is set forth below:
•Branded Pharmaceuticals: This segment also conducts certain operations in the U.S. through leased and owned manufacturing properties in Pennsylvania, New Jersey, New York and Michigan, as well as certain administrative and R&D functions through leased properties in Pennsylvania.
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
As of December 31, 2023, our owned and leased properties consist of approximately 1.1 million and 0.9 million square feet, respectively. We believe our properties are suitable and adequate to support our current and projected operations in all material respects.
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
Holders. As of February 28, 2024, we estimate that there were approximately 199 holders of record of our ordinary shares.
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
Recent sales of unregistered securities; Use of proceeds from registered securities. There were no unregistered sales of equity securities by the Company during the three years ended December 31, 2023.
Purchase of Equity Securities by the issuer and affiliated purchasers. The following table reflects purchases of Endo International plc ordinary shares by the Company during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (1)
October 1, 2023 to October 31, 2023	—	—	—	$2,250,000,000
November 1, 2023 to November 30, 2023	—	—	—	$2,250,000,000
December 1, 2023 to December 31, 2023	—	—	—	$2,250,000,000
Three months ended December 31, 2023	—	—	—
__________
(1)Pursuant to Article 11 of the Company’s Articles of Association, the Company has broad shareholder authority to conduct ordinary share repurchases by way of redemptions. As permitted by Irish Law and the Company’s Articles of Association, any ordinary shares redeemed shall be cancelled upon redemption. Although the Board has approved the 2015 Share Buyback Program that authorizes the Company to redeem, in the aggregate, $2.5 billion of its outstanding ordinary shares, of which there is approximately $2.3 billion available as of December 31, 2023, we currently do not intend to conduct ordinary share repurchases in the foreseeable future and our ability to do so is restricted during the pendency of the Chapter 11 Cases. Redemptions under this program may be made from time to time in open market or negotiated transactions or otherwise, as determined by the Board. This program does not obligate the Company to redeem any particular amount of ordinary shares and any repurchase of our ordinary shares under the 2015 Share Buyback Program will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of both cash and property dividends or share repurchases (including restrictions imposed by the Bankruptcy Code and related rules and guidelines during the pendency of the Chapter 11 Cases) and other considerations that the Board deems relevant. For example, the Companies Act requires Irish companies to have distributable reserves equal to or greater than the amount of any proposed ordinary share repurchase amount. In addition, our existing debt instruments restrict or prevent us from paying dividends on our ordinary shares and conducting ordinary share repurchases. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our ordinary shares or conduct ordinary share repurchases. Unless we are able to generate sufficient distributable reserves or create distributable reserves by reducing our share premium account, we will not be able to repurchase our ordinary shares. To date, the Company has redeemed and cancelled approximately 4.4 million of its ordinary shares under the 2015 Share Buyback Program for $250.0 million, not including related fees. The 2015 Share Buyback Program may be suspended, modified or discontinued at any time.
Item 6.        Reserved
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates of Endo International plc.
This section omits discussions about 2021 items and comparisons between 2022 and 2021. Such discussions can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
EXECUTIVE SUMMARY
This executive summary provides 2023 highlights from the results of operations that follow:
•Total revenues in 2023 were $2,011.5 million compared to $2,318.9 million in 2022 as competition resulted in revenue decreases in our Sterile Injectables segment, primarily related to VASOSTRICT®, as well as our Generic Pharmaceuticals segment, primarily related to varenicline tablets and lubiprostone capsules partially offset by increased revenues from dexlansoprazole delayed release capsules, which launched in November 2022.
•Gross margin percentage in 2023 increased to 53.0% from 52.9% in 2022, reflecting decreased costs associated with amortization expense, partially offset by unfavorable changes in product mix resulting primarily from decreased varenicline tablets and VASOSTRICT® revenues.
•Selling, general and administrative expenses in 2023 decreased to $567.7 million from $777.2 million in 2022 primarily due to decreased costs associated with certain litigation matters as a result of the automatic stay and restructuring and/or other cost reduction initiatives. In addition, costs associated with certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, are included in Selling, general and administrative expenses until the Petition Date. Following the Petition Date, such costs are required to be presented separately within Reorganization items, net to the extent such costs are incurred directly as a result of the Company’s ongoing bankruptcy proceedings.
•Asset impairment charges in 2023 decreased to $0.5 million from $2,142.7 million in 2022.
•We reported Loss from continuing operations of $2,447.8 million in 2023 compared to Loss from continuing operations of $2,909.6 million in 2022.
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
•In November 2021, we entered into the U.S. Government Cooperative Agreement (as defined below) to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan plant to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. Refer to Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional discussion of this agreement.
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
•In May 2022, we announced that we had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million, which was recorded as an Acquired in-process research and development charge in the Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, as well as a discussion of subsequent legal proceedings with Nevakar that affected both this agreement and a prior 2018 agreement with Nevakar, see Note 12. License, Collaboration and Asset Acquisition Agreements of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
•In June 2022, we announced that we had entered into an agreement with TLC to commercialize TLC599. During the second quarter of 2022, we made an upfront cash payment of $30.0 million to TLC, which was recorded as an Acquired in-process research and development charge in the Consolidated Statements of Operations in the second quarter of 2022. For further discussion of this agreement, see Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
•During the year ended December 31, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment.
•In September 2020, we entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which we would provide fill-finish manufacturing services at its plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, we executed, and the Bankruptcy Court approved a Settlement Agreement and Release of Claims with Novavax (the Novavax Settlement Agreement) to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid cash and transferred certain other non-cash consideration, with a total value of $33 million, which was recorded as revenue in the Consolidated Statements of Operations in the second quarter of 2023 and is reflected in our Sterile Injectables segment.
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of potential public health crises, like the recent COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets. Furthermore, our ongoing bankruptcy proceedings and our anticipated sale process in connection with the Plan have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
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
Sales deductions
As described above, the amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of variable consideration, including sales deductions. If the assumptions we use to calculate our estimates for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted. The following table presents the activity and ending balances, excluding Discontinued operations, for our product sales provisions for the years ended December 31, 2023 and 2022 (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance, December 31, 2021	$183,116	$196,468	$185,183	$23,956	$588,723
Current year provision	77,698	634,439	2,229,131	137,758	3,079,026
Prior year provision	(5,614)	(5,031)	(965)	(272)	(11,882)
Payments or credits	(88,034)	(612,600)	(2,238,647)	(116,429)	(3,055,710)
Balance, December 31, 2022	$167,166	$213,276	$174,702	$45,013	$600,157
Current year provision	44,494	453,493	1,982,715	151,587	2,632,289
Prior year provision	(8,395)	(9,262)	100	(2,707)	(20,264)
Payments or credits	(76,912)	(523,336)	(2,016,436)	(161,546)	(2,778,230)
Balance, December 31, 2023	$126,353	$134,171	$141,081	$32,347	$433,952
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
Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. Where available, we utilize information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to DSAs, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we evaluate market conditions for products primarily through the analysis of wholesaler and other third-party sell-through data, as well as internally-generated information, to assess factors that could impact expected product demand at the estimate date. As of December 31, 2023, we believe that our estimates of the level of inventory held by our customers is within a reasonable range as compared to both historical amounts and expected demand for each respective product.
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
Valuation of long-lived assets
As of December 31, 2023, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is approximately $2.0 billion. Our finite-lived intangible assets consist of license rights and developed technology.
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

Our reviews of long-lived assets during the two years ended December 31, 2023 resulted in certain impairment charges. The majority of these charges related to finite-lived intangible assets and certain assets associated with disposal groups, which are further described in Note 11. Goodwill and Other Intangibles and Note 4. Discontinued Operations and Asset Sales, respectively, in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Our impairment charges relating to long-lived assets were generally based on fair value estimates determined using discounted cash flow models or, in the case of disposal groups, a market approach. When testing a long-lived asset using a discounted cash flow model, we utilize assumptions related to the future operating performance of the corresponding product based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any. There were no intangible long-lived assets impaired in 2023. The discount rates applied to intangible long-lived assets impaired in 2022 ranged from 9.5% to 12.0%.
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
As of December 31, 2023, the carrying amount of our intangible assets associated with developed technology and license rights totaled approximately $1.5 billion. As a result, if the assumptions used in our impairment tests change, it is possible that material impairment charges could be recorded in future periods.
Goodwill and indefinite-lived intangible assets
As of December 31, 2023, our goodwill balance is approximately $1.4 billion and we have no indefinite-lived intangible assets.
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

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. Where appropriate, the weighted average cost of capital may also incorporate certain risk premiums, such as a company-specific risk premium (CSRP), which represents the incremental return that investors may require to compensate for the risks, uncertainties and variability in our estimated future cash flows. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any.
In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or other observable data points for the Company, such as various preliminary indications of value ranges within documents filed with the Bankruptcy Court (as further discussed in Note 2. Bankruptcy Proceedings in the Consolidated Financial Statements included in Part IV, Item 15 of this report). We use this comparison to calculate an implied control premium (the excess sum of the reporting units’ fair values over Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids) or an implied control discount (the excess of Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids over the sum of the reporting units’ fair values). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price and/or the aggregate estimated fair value of its debt, we reevaluate the fair value estimates of the reporting units to determine whether it is appropriate to adjust discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company’s reporting units.
As further described in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report, Endo performed its annual impairment tests as of October 1, 2023. For the purposes of the 2023 annual tests, the Company had two reporting units with goodwill: Branded Pharmaceuticals and Sterile Injectables; the Company did not have any indefinite-lived intangible assets.
The discount rate used in the October 1, 2023 goodwill tests for the Branded Pharmaceuticals and Sterile Injectables reporting units was 14.5%, compared to 15.0% and 19.5%, respectively, used in the October 1, 2022 goodwill tests. We believe this discount rate and the other inputs and assumptions used to estimate fair value were consistent with those that a market participant would have used in light of the degree of risk associated with the most recent estimated future cash flows used in this impairment test as compared to the October 1, 2022 tests.
No interim impairment tests were performed or charges recorded for our Branded Pharmaceuticals or Sterile Injectables reporting units during an interim period in 2023.
We completed our annual goodwill impairment tests on October 1, 2023; no impairments were recorded in connection with these tests. A 50 basis point increase in the assumed discount rate utilized in the Sterile Injectables or Branded Pharmaceuticals tests would not have changed the outcome.
Additional information about our impairment tests is provided in Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
As of December 31, 2023, our Branded Pharmaceuticals and Sterile Injectables reporting units had remaining goodwill of approximately $828.8 million and $523.2 million, respectively. As a result, if the assumptions used in our impairment tests change, it is possible that additional impairment charges could be recorded in future periods and that these charges could be material.
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

As of December 31, 2023, our accrual for loss contingencies totaled $2,431.5 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of December 31, 2023, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Consolidated Balance Sheets and recorded at the expected allowed claim amount, even if they may ultimately be settled for different amounts. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.
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
The determination of how liabilities will ultimately be settled or treated cannot be made until the Plan is confirmed by the Bankruptcy Court. Therefore, the amounts classified as Liabilities subject to compromise are preliminary and may be subject to future adjustments as a result of, among other things, the possibility or occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, any rejection by us of executory contracts and/or any payments by us of amounts classified as Liabilities subject to compromise, which may be allowed in certain limited circumstances. Amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us including, without limitation, those related to the expected amounts of allowed claims, the value of any collateral securing claims and the secured status of claims. Such adjustments may be material.
Please review our Plan and related disclosure statement for more information regarding the proposed treatment of different categories of prepetition claims.
RESULTS OF OPERATIONS
Consolidated Results Review
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income for the years ended December 31, 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
Total revenues, net	$2,011,518	$2,318,875	(13)%
Cost of revenues	946,415	1,092,499	(13)%
Gross margin	$1,065,103	$1,226,376	(13)%
Gross margin percentage	53.0%	52.9%
Selling, general and administrative	567,727	777,169	(27)%
Research and development	115,462	128,033	(10)%
Acquired in-process research and development	—	68,700	(100)%
Litigation-related and other contingencies, net	1,611,090	478,722	NM
Asset impairment charges	503	2,142,746	(100)%
Acquisition-related and integration items, net	1,972	408	NM
Interest expense, net	—	349,776	(100)%
Reorganization items, net	1,169,961	202,978	NM
Other income, net	(9,688)	(34,054)	(72)%
Loss from continuing operations before income tax	$(2,391,924)	$(2,888,102)	(17)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. Total revenues in 2023 were $2,011.5 million compared to $2,318.9 million in 2022 as competition resulted in revenue decreases in our Sterile Injectables segment, primarily related to VASOSTRICT®, as well as our Generic Pharmaceuticals segment, primarily related to varenicline tablets and lubiprostone capsules partially offset by increased revenues from dexlansoprazole delayed release capsules, which launched in November 2022. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”

Cost of revenues and gross margin percentage. During the years ended December 31, 2023 and 2022, Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage, including amortization expense and amounts related to continuity and separation benefits, cost reductions and strategic review initiatives. The following table summarizes such amounts (in thousands):

	2023	2022
Amortization of intangible assets (1)	$255,933	$337,311
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	$4,514	$61,806
__________
(1)Amortization expense fluctuates based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which can vary based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized. The decrease in 2023 was primarily driven by prior asset impairment charges and decreases in the rate of amortization expense for certain assets.
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
The decrease in Cost of revenues in 2023 was primarily due to decreased revenues, decreased costs associated with amortization expense and decreased costs for amounts related to continuity and separation benefits, cost reductions and strategic review initiatives.
The increase in gross margin percentage in 2023 was primarily due to decreased costs associated with amortization expense, partially offset by unfavorable changes in product mix resulting primarily from decreased varenicline tablets and VASOSTRICT® revenues.
Selling, general and administrative expenses. The decrease in 2023 was primarily due to decreased costs associated with certain litigation matters as a result of the automatic stay and restructuring and/or other cost reduction initiatives. In addition, costs associated with certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, are included in Selling, general and administrative expenses until the Petition Date. Following the Petition Date, such costs are required to be presented separately within Reorganization items, net to the extent such costs are incurred directly as a result of the Company’s ongoing bankruptcy proceedings. Refer to Note 2. Bankruptcy Proceedings and Note 5. Restructuring of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of these items.
R&D expenses. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs. Total R&D expenses in 2023 and 2022 were $115.5 million and $128.0 million, respectively, of which $54.9 million and $70.6 million, respectively, related to our Branded Pharmaceuticals development projects, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of PFI. In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and while the primary endpoint when analyzed with the overall study population did not meet statistical significance, a large patient sub-population showed statistically significant improvement across a majority of endpoints. We initiated the Phase 3 clinical program in the fourth quarter of 2023. We also completed a proof-of-concept study in PFA during the third quarter of 2023 and, based on encouraging proof-of-concept study results initiated the Phase 2 clinical study in the fourth quarter of 2023. We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing both non-surgical orthopedic and non-orthopedic care interventions.
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
The remaining R&D expenses in 2023 and 2022 were primarily related to our Sterile Injectables segment where we expect to continue to focus investments in RTU and other differentiated product candidates, potentially including acquisitions and/or license and commercialization agreements. No individual development project in the Sterile Injectables segment has incurred direct R&D expenses that exceeded 5% of total R&D expenses for the periods presented. Refer to Part I, Item 1 of this report for further information about the Sterile Injectables pipeline.

The decrease in R&D expense in 2023 was primarily driven by decreased costs associated with certain restructuring and other cost reduction initiatives and certain post-marketing commitments, partially offset by increased costs associated with our Sterile Injectables segment. Refer to Note 5. Restructuring in the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of certain restructuring initiatives, including a discussion of amounts recognized.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. Acquired in-process research and development charges are generally recognized in periods in which in-process research and development assets (with no alternative future use in other research and development projects) are acquired from third parties in connection with an asset acquisition, or when costs are incurred (up to the point of regulatory approval) for upfront or milestone payments to third parties associated with in-process research and development. The decrease in Acquired in-process research and development charges in 2023 was primarily driven by the incurrence, during the second quarter of 2022, of expenses related to upfront payments associated with the 2022 Nevakar Agreement and the TLC Agreement of $35.0 million and $30.0 million, respectively, which are further described in Note 12. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report. To the extent we enter into agreements to acquire in-process research and development in the future and/or incur expenses related to upfront or milestone payments to third parties associated with existing or potential future agreements, Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net are changes to our accruals for litigation-related charges. Our material legal proceedings and other contingent matters are described in more detail in Note 16. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Notwithstanding any relief that may be available as a result of our bankruptcy proceedings, it is possible that our legal proceedings, including those relating to opioid claims, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including in the short term. For further discussion, refer to Note 1. Description of Business, Note 2. Bankruptcy Proceedings and Note 16. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Asset impairment charges. The following table presents the components of our total Asset impairment charges for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Goodwill impairment charges	$—	$1,845,000
Other intangible asset impairment charges	—	288,701
Property, plant and equipment impairment charges	503	9,045
Total asset impairment charges	$503	$2,142,746
For additional information, refer to Note 7. Fair Value Measurements and Note 11. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 7. Fair Value Measurements of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Interest expense	$991	$350,740
Interest income	(991)	(964)
Interest expense, net	$—	$349,776
The decrease in interest expense in 2023 was primarily attributable to the fact that we ceased the recognition of interest expense related to our indebtedness beginning on the Petition Date as a result of the Chapter 11 Cases. Beginning during the third quarter of 2022, we became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which are currently being accounted for as a reduction of the carrying amount of the related debt instruments. Certain of the adequate protection payments may later be characterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in increases in interest expense in future periods that may be material. Refer to Note 15. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.

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
Other income, net. The components of Other income, net for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Net gain on sale of business and other assets	$(10,392)	$(26,183)
Foreign currency loss (gain), net	1,779	(2,087)
Net (gain) loss from our investments in the equity of other companies	(199)	378
Other miscellaneous, net	(876)	(6,162)
Other income, net	$(9,688)	$(34,054)
For additional information on the components of Other income, net, refer to Note 20. Other Income, Net of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Income tax expense. The following table displays our Loss from continuing operations before income tax, Income tax expense and Effective tax rate for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Loss from continuing operations before income tax	$(2,391,924)	$(2,888,102)
Income tax expense	$55,862	$21,516
Effective tax rate	(2.3)%	(0.7)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period, but are not consistent from period to period.
The change in income tax expense in 2023 compared to the 2022 income tax expense primarily relates to an increase in accrued interest on uncertain tax positions, and changes in the geographic mix of pre-tax earnings. For additional discussion of the effective tax rate, see Note 21. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of December 31, 2023. It is possible that in the future there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
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

The IRS presently is examining certain of our subsidiaries’ U.S. income tax returns for fiscal years ended between December 31, 2011 and December 31, 2018 and, in connection with those examinations, is reviewing our tax positions related to, among other things, certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. For additional information, including a discussion of related recent developments and their potential impact on us, refer to Note 21. Income Taxes of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
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
Discontinued operations, net of tax. The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Litigation-related and other contingencies, net	$495	$—
Loss from discontinued operations before income taxes	$(2,329)	$(15,543)
Income tax benefit	$(308)	$(2,056)
Discontinued operations, net of tax	$(2,021)	$(13,487)
Amounts included in the Litigation-related and other contingencies, net line of the table above are for mesh-related litigation. The remaining pre-tax amounts in 2023 and 2022 were primarily related to mesh-related legal defense costs and certain other items. For additional discussion of mesh-related matters, refer to Note 16. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment for the years ended December 31, 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$859,087	$851,142	1%
Sterile Injectables	429,563	589,633	(27)%
Generic Pharmaceuticals	650,352	795,457	(18)%
International Pharmaceuticals (1)	72,516	82,643	(12)%
Total net revenues from external customers	$2,011,518	$2,318,875	(13)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers for the years ended December 31, 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
Specialty Products:
XIAFLEX®	$475,014	$438,680	8%
SUPPRELIN® LA	96,849	113,011	(14)%
Other Specialty (1)	73,797	70,009	5%
Total Specialty Products	$645,660	$621,700	4%
Established Products:
PERCOCET®	$106,375	$103,943	2%
TESTOPEL®	42,464	38,727	10%
Other Established (2)	64,588	86,772	(26)%
Total Established Products	$213,427	$229,442	(7)%
Total Branded Pharmaceuticals (3)	$859,087	$851,142	1%
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
Specialty Products
Certain of our products that are physician administered, including XIAFLEX®, generally experienced decreased sales volumes during the COVID-19 pandemic due to reduced physician office activity and patient office visits. The pandemic and other market conditions also created a high backlog of demand for non-elective urology procedures, which has in certain cases reduced the utilization of XIAFLEX® by healthcare providers.
The increase in XIAFLEX® revenues in 2023 was primarily attributable to increased net price of approximately 7% and volumes. Increased volumes for 2023 were primarily driven by annual demand growth of approximately 2%, partially impacted by inventory destocking during the first quarter of 2023.
The decrease in SUPPRELIN® LA revenues in 2023 was primarily attributable to decreased volumes due to lower demand and overall market contraction.
The increase in Other Specialty revenues in 2023 was primarily attributable to increased net price, partially offset by decreased volumes.
Established Products
PERCOCET® revenues in 2023 were broadly in line with the prior year.
The increase in TESTOPEL® revenues in 2023 was primarily attributable to increased volumes as a result of increased demand.
The decrease in Other Established revenues in 2023 was primarily attributable to ongoing competitive pressures impacting this product portfolio, product discontinuations and certain other factors.
Our Established Products portfolio has been and is likely to continue to be affected by ongoing competitive pressures. The effects of competition could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers for the years ended December 31, 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
ADRENALIN®	$99,910	$114,304	(13)%
VASOSTRICT®	93,180	253,696	(63)%
Other Sterile Injectables (1)	236,473	221,633	7%
Total Sterile Injectables (2)	$429,563	$589,633	(27)%
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the year ended December 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
The decrease in ADRENALIN® revenues in 2023 was primarily attributable to decreased net price and decreased volumes, both due to the impact of competition.
The decrease in VASOSTRICT® revenues in 2023 was primarily driven by decreases to both volumes and net price, which was primarily attributable to the impact of generic competition as well as lower overall market demand as COVID-19-related hospital utilization levels declined. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched. Since then, additional competitive alternatives entered the market, including authorized generics. These launches began to significantly impact both Endo’s market share and product price toward the middle of the first quarter of 2022, and the effects of competition have since increased. Additionally, beginning late in the first quarter of 2022, COVID-19-related hospital utilization levels began to decline, resulting in significantly decreased market volumes for both branded and competing generic alternatives to VASOSTRICT®. In February 2022, we launched VASOSTRICT® in an RTU bottle, representing the first and only RTU formulation of the drug. The bottle formulation now represents a meaningful portion of the overall vasopressin market. Nevertheless, the factors described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The increase in Other Sterile Injectables revenues in 2023 was primarily attributable to the Novavax Settlement Agreement, partially offset by decreased net price.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues in 2023 was primarily attributable to competitive pressures on certain generic products including varenicline tablets and lubiprostone capsules, partially offset by the revenues from dexlansoprazole delayed release capsules, which launched in November 2022.
During the year ended December 31, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market. The effects of competition are likely to increase in future periods, impacting our Generic Pharmaceuticals segment. Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment for the years ended December 31, 2023 and 2022 (dollars in thousands):

			% Change
	2023	2022	2023 vs. 2022
Branded Pharmaceuticals	$459,309	$366,554	25%
Sterile Injectables	$157,179	$349,424	(55)%
Generic Pharmaceuticals	$237,870	$336,133	(29)%
International Pharmaceuticals	$16,733	$19,920	(16)%
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax in 2023 was primarily attributable to decreased costs as a result of the 2022 Restructuring Initiative, decreased costs associated with certain legal matters and the gross margin effects of the increased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax in 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax in 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above, partially offset by lower Selling, general and administrative expenses resulting from reduced legal expenses and the impact of prior restructurings.
LIQUIDITY AND CAPITAL RESOURCES
On the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 1. Description of Business, Note 2. Bankruptcy Proceedings and Note 15. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.
Our principal source of liquidity is cash generated from operations. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $777.9 million at December 31, 2023 compared to $1,018.9 million at December 31, 2022. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes, litigation-related and other contingent liabilities, debt service payments (including adequate protection payments on our First Lien Debt Instruments (as defined below)) and other amounts related to our bankruptcy proceedings.
Our business is exposed to a variety of material risks as further described herein. We may face unexpected costs in connection with our business operations, our ongoing and future legal proceedings, governmental investigations and other contingent liabilities (including potential costs related to settlements and judgments, as well as legal defense costs), and our ongoing bankruptcy proceedings. On a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Additionally, as further discussed in Note 1. Description of Business in the Consolidated Financial Statements included in Part IV, Item 15 of this report, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
To the extent we are required or choose to seek third-party financing in the future, including in connection with any exit financing or rights offerings contemplated by the Plan, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of our ongoing bankruptcy proceedings and the corresponding event of default on our existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.
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
Working capital. The components of our working capital and our liquidity at December 31, 2023 and December 31, 2022 are below (dollars in thousands):

	December 31, 2023	December 31, 2022
Total current assets	$1,668,501	$2,076,768
Less: total current liabilities	538,794	689,627
Working capital	$1,129,707	$1,387,141
Current ratio (total current assets divided by total current liabilities)	3.1:1	3.0:1
Net working capital decreased by $257.4 million from December 31, 2022 to December 31, 2023. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, which are further described above. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $592.8 million; (ii) certain expenses incurred in connection with our bankruptcy proceedings and certain restructuring and other cost reduction initiatives; and (iii) Capital expenditures, excluding capitalized interest, net of Proceeds from the U.S. Government Cooperative Agreement (as defined below), of $54.9 million.
The classification of our assets and liabilities in our Consolidated Balance Sheets may change significantly during bankruptcy proceedings, which could result in material changes to our working capital in future periods. Refer to Note 2. Bankruptcy Proceedings and Note 15. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net cash flow provided by (used in):
Operating activities	$435,098	$269,193
Investing activities	(49,794)	(133,147)
Financing activities	(604,628)	(513,873)
Effect of foreign exchange rate	704	(4,242)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(218,620)	$(382,069)
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
The $165.9 million increase in Net cash provided by operating activities in 2023 compared to the prior year was primarily due to reduced litigation costs, as a result of the automatic stay, reduced payments for opioid-related matters and reduced interest payments (which have historically been reflected as operating cash flows) on most of our debt instruments, further discussed in Note 2. Bankruptcy Proceedings and Note 15. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report. As further discussed below, adequate protection payments related to our First Lien Debt Instruments are currently being reflected as financing cash flows. These increases were offset by reduced varenicline tablets and VASOSTRICT® revenues and increased payments for professional fees associated with our bankruptcy proceedings and certain related transactions.
It is possible that our operating cash flows could decline in the future as a result of, among other things, reductions in revenues and payments associated with our bankruptcy proceedings and certain related transactions. Additionally, it is possible that certain of the adequate protection payments described above may later be characterized as interest expense depending upon certain developments in the Chapter 11 Cases, which could result in adequate protection payments being reflected as operating cash flows in future periods, which could in turn lead to decreases to our operating cash flows that may be material.

Investing activities. The $83.4 million decrease in Net cash used in investing activities in 2023 compared to the prior year period was primarily attributable to: (i) a decrease in Acquisitions, including in-process research and development, net of cash and restricted cash acquired of $90.3 million and (ii) an increase in Proceeds from the U.S. Government Cooperative Agreement (as defined below) of $20.8 million. The changes were partially offset by: (i) a decrease in Proceeds from sale of business and other assets of $36.3 million.
Financing activities. During 2023, Net cash used in financing activities primarily related to Adequate protection payments of $592.8 million.
During 2022, Net cash used in financing activities related primarily to: (i) Adequate protection payments of $313.1 million; (ii) Repayments of notes of $180.3 million; and (iii) Repayments of term loans of $10.0 million.
R&D. As further described above under the heading “RESULTS OF OPERATIONS,” in recent years, we have incurred significant expenditures related to R&D. We expect to continue to incur R&D expenditures related to the development and advancement of our current product pipeline and any additional product candidates we may add via license, acquisition or organically. There can be no assurance that the results of any ongoing or future nonclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any compound, product or indication under development will receive regulatory approval in a timely manner or at all or that such compound, product or indication could be successfully manufactured in accordance with local current good manufacturing practices or marketed successfully, or that we will have sufficient funds to develop or commercialize any of our products.
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
Cash Requirements for Contractual and Other Obligations. As of December 31, 2023, we have various contractual and other obligations that we expect will require the use of cash in both the short-term and long-term. These include, without limitation, the following: (i) payments related to our debt, including principal and interest and/or adequate protection payments; (ii) lease payments; (iii) obligations related to license and collaboration agreements; (iv) commitments for capital expenditures; (v) other purchase obligations, which represent enforceable and legally binding obligations for purchases of goods and services, including minimum inventory contracts, that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and timing; and (vi) contractual payments for certain legal liability settlements.
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
Fluctuations. Our quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; bankruptcy proceedings and strategic review initiatives; financing activities; public health crises, like the recent COVID-19 pandemic, and epidemics; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. Additionally, a substantial portion of our total revenues are through three wholesale distributors who in turn supply our products to pharmacies, hospitals and physicians. Accordingly, we are potentially subject to a concentration of credit risk with respect to our trade receivables.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our Credit Facilities. Borrowings under the Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At both December 31, 2023 and December 31, 2022, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $22.5 million of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of December 31, 2023 and December 31, 2022, we had no other assets or liabilities with significant interest rate sensitivity.
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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other income, net in the Consolidated Statements of Operations. Refer to Note 20. Other Income, Net of the Consolidated Financial Statements included in Part IV, Item 15 of this report for the amounts of Foreign currency loss (gain), net.
Based on the Company’s significant foreign currency denominated intercompany loans, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany loans, relative to the U.S. dollar, at December 31, 2023 and December 31, 2022. A 10% change at December 31, 2023 and December 31, 2022 would have resulted in approximately $11 million in incremental foreign currency losses on such dates.
Item 8.        Financial Statements and Supplementary Data
The information required by this item is contained in the financial statements set forth in Item 15. under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
(c) Attestation Report of Independent Registered Public Accounting Firm
Not applicable.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(a) The following documents are filed as part of this report:
1.    The Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Other (1)	Balance at End of Period
Valuation Allowance For Deferred Tax Assets:
Year Ended December 31, 2021	$9,668,556	$504,499	$(9)	$(3,752)	$10,169,294
Year Ended December 31, 2022	$10,169,294	$273,538	$(46)	$(6,367)	$10,436,419
Year Ended December 31, 2023	$10,436,419	$6,431,095	$—	$6,125	$16,873,639
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
		001-36326	Current Report on Form 8-K	June 16, 2020
10.9*	Supply Agreement, dated June 26, 2008, between Auxilium and Hollister-Stier Laboratories LLC	000-50855	Quarterly Report on Form 10-Q	August 8, 2008
10.10	Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Current Report on Form 8-K	June 11, 2020
10.11	Form of Stock Option Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	November 8, 2018
10.12	Form of Stock Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2021
10.13	Form of Performance Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2021
10.14	Form of Long-Term Cash Award Agreement under the Endo International plc Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	May 7, 2021
10.15	Form of Long-Term Cash Incentive Award Agreement under the Amended and Restated 2015 Stock Incentive Plan	001-36326	Quarterly Report on Form 10-Q	August 8, 2018
10.16	Form of Indemnification Agreement with Endo Health Solutions Inc.	001-36326	Annual Report on Form 10-K	February 29, 2016
10.17	Form of Indemnification Agreement with Endo International plc	001-36326	Quarterly Report on Form 10-Q	May 6, 2016
10.18	Executive Employment Agreement between Endo Health Solutions Inc. and Blaise Coleman, dated February 19, 2020 and effective March 6, 2020	001-36326	Annual Report on Form 10-K	February 26, 2020
10.19	Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	001-36326	Quarterly Report on Form 10-Q	May 7, 2020
10.20	Executive Employment Agreement between Endo Health Solutions Inc. and Mark T. Bradley, dated February 19, 2020 and effective March 6, 2020	001-36326	Annual Report on Form 10-K	February 26, 2020

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.21	Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	001-36326	Quarterly Report on Form 10-Q	November 6, 2020
10.22	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Blaise Coleman, effective March 6, 2020	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.23	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Patrick Barry, effective April 26, 2020	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.24	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Mark T. Bradley, effective March 6, 2020	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.25	Amendment, dated as of August 13, 2022, to Executive Employment Agreement between Endo Health Solutions Inc. and Matthew Maletta, effective February 13, 2021	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.26	Retention Agreement between Endo and Blaise Coleman, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.27	Retention Agreement between Endo and Mark T. Bradley, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.28	Retention Agreement between Endo and Matthew J. Maletta, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.29	Retention Agreement between Endo and Patrick Barry, dated November 1, 2021	001-36326	Annual Report on Form 10-K	March 1, 2022
10.30	Retention Agreement between Endo and Blaise Coleman, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.31	Retention Agreement between Endo and Mark T. Bradley, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.32	Retention Agreement between Endo and Matthew J. Maletta, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.33	Retention Agreement between Endo and Patrick Barry, dated August 11, 2022	001-36326	Quarterly Report on Form 10-Q	November 9, 2022
10.34	Restructuring Support Agreement, dated August 16, 2022, by and among the Debtors and the members of the Ad Hoc First Lien Group	001-36326	Current Report on Form 8-K	August 17, 2022
10.35	Executive Employment Agreement between Endo Health Solutions Inc. and James Tursi, dated December 15, 2021 and effective January 18, 2022	001-36326	Annual Report on Form 10-K/A (Amendment No. 1)	April 28, 2023
10.36	Retention Agreement between Endo and James Tursi, dated July 11, 2022	001-36326	Annual Report on Form 10-K/A (Amendment No. 1)	April 28, 2023
10.37	Notice of Filing of Second Amended and Restated Restructuring Support Agreement	001-36326	Current Report on Form 8-K	January 2, 2024
10.38	Global Settlement Agreement, dated February 28, 2024, by and among the United States of America, Endo Inc. and Endo International PLC	Not applicable; filed herewith
10.39	Plea Agreement, dated February 27, 2024, between the United States and Endo Health Solutions Inc.	Not applicable; filed herewith
10.40	Civil Settlement Agreement, dated February 20, 2024, among the United States, Endo Health Solutions Inc. and Loretta Reed	Not applicable; filed herewith
21.1	Subsidiaries of the Registrant	Not applicable; filed herewith
24.1	Power of Attorney	Not applicable; filed herewith
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

*
Confidential portions of this exhibit (indicated by asterisks) have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

ENDO INTERNATIONAL PLC
(Registrant)

/S/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ BLAISE COLEMAN	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2024
Blaise Coleman

	/S/ MARK T. BRADLEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 6, 2024
Mark T. Bradley

	/S/ FRANK B. RACITI	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	March 6, 2024
Frank B. Raciti

	*	Chairman and Director	March 6, 2024
Mark G. Barberio

	*	Director	March 6, 2024
Jennifer M. Chao

	*	Director	March 6, 2024
Shane M. Cooke

	*	Director	March 6, 2024
Nancy J. Hutson, Ph.D.

	*	Director	March 6, 2024
Michael Hyatt

	*	Director	March 6, 2024
William P. Montague

	*	Director	March 6, 2024
M. Christine Smith, Ph.D.

*By:	/S/ MATTHEW J. MALETTA	Attorney-in-fact pursuant to a Power of Attorney filed with this Report as Exhibit 24.1	March 6, 2024
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
Endo International plc’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

/S/ BLAISE COLEMAN
Blaise Coleman
President and Chief Executive Officer (Principal Executive Officer)

/S/ MARK T. BRADLEY
Mark T. Bradley
Executive Vice President, Chief Financial Officer (Principal Financial Officer)
March 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Endo International plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Endo International plc (Debtor-in-Possession) and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company, together with certain of its direct and indirect subsidiaries, has filed voluntary petitions for relief under the bankruptcy code, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also discussed below as a critical audit matter.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Sales Deduction Reserves
As described in Note 3 to the consolidated financial statements, the amount of revenue recognized by the Company is equal to the fixed amount of the transaction price, adjusted for management’s estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSA and other fees for services, returns and allowances, which management collectively refer to as sales deductions. As of December 31, 2023, reserves for sales deductions totaled $434.0 million. These amounts relate primarily to management’s estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. Management estimates the reserves for sales deductions based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with direct and indirect customers and other competitive factors.
The principal considerations for our determination that performing procedures relating to sales deduction reserves is a critical audit matter are (i) the significant judgment by management in developing these reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s reserves, as the reserves are based on direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels, and current contract sales terms with direct and indirect customers.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to sales deductions. These procedures also included, among others, (i) developing an independent estimate of the reserves for sales deductions utilizing direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels and current contract sales terms with direct and indirect customers, (ii) comparing the independent estimates to the sales deduction reserves recorded by management, (iii) evaluating management’s estimates in previous years by comparing historical reserves to rebate and chargeback payments and credits processed in subsequent periods, and (iv) testing actual payments made and amounts credited to both direct and indirect customers to evaluate whether the payments and credits were made in accordance with the contractual and mandated terms of the Company’s programs and returns policy.
Goodwill Impairment Assessment - Sterile Injectables Reporting Unit
As described in Notes 3 and 11 to the consolidated financial statements, the Company’s goodwill balance for the Sterile Injectables reporting unit was $523 million as of December 31, 2023. An impairment assessment is conducted as of October 1, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. Management performs the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. The discounted cash flow models are dependent upon management’s estimates of future cash flows and other factors including estimates of (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rate and the probability of achieving the estimated cash flows and (ii) future economic conditions.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Sterile Injectables reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to future sales, long-term growth rates, gross margins, operating expenses, discount rate and the probability of achieving the estimated cash flows and future economic conditions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of the Sterile Injectables reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used by management in the discounted cash flow model; (iv) evaluating management’s assignment of assets and liabilities to the Sterile Injectables reporting unit; and (v) evaluating the reasonableness of the significant assumptions used by management related to future sales, long-term growth rates, gross margins, operating expenses, discount rate and the probability of achieving the estimated cash flows and future economic conditions. Evaluating management’s assumptions related to future sales, long-term growth rates, gross margins, operating expenses, discount rate and the probability of achieving the estimated cash flows and future economic conditions involved evaluating whether the assumptions used were reasonable considering (i) historical performance of the reporting unit; (ii) the consistency with industry and economic forecasts; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

Bankruptcy Proceedings
As described above and in Notes 2 and 16 to the consolidated financial statements, the Company initiated bankruptcy proceedings during the third quarter of 2022. As disclosed by management, on August 16, 2022, Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the bankruptcy code. As a result of the bankruptcy proceedings, management has applied generally accepted accounting principles applicable to reorganizations in preparing the consolidated financial statements. These accounting principles require that, for periods including and after the filing of a chapter 11 petition, the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process in the amount of $11,096 million have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2023. Additionally, certain expenses, gains and losses resulting from and recognized during the bankruptcy proceedings in the amount of $1,170 million are recorded in reorganization items, net in the consolidated statements of operations for the year ended December 31, 2023. On August 16, 2022 the Company entered into a Restructuring Support Agreement (RSA) with an ad hoc group of certain creditors (the Purchaser). During December 2023, the Company filed a proposed chapter 11 plan of reorganization (the Plan), as amended, and an amended version of the RSA, which reflects the terms of the Company’s proposed Plan. The Plan provides for the establishment by the Debtors of opioid trusts, and other forms of funding, for the benefit of certain public, tribal and private present and future opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In February 2024, resolution was reached with the Department of Justice (DOJ), acting on behalf of itself and certain other agencies of the U.S. federal government, including with respect to claims filed in the chapter 11 cases by various agencies of the United States of America (collectively, the U.S. Government). The resolution provides that the U.S. Government will have in connection with its criminal, civil and tax-related claims: (i) an allowed, general unsecured claim in the amount of $1,086 million in connection with a criminal fine arising from a plea agreement entered into by Endo Health Solutions Inc. (EHSI); (ii) an allowed, general unsecured claim in the amount of approximately $476 million in connection with a civil settlement agreement entered into by EHSI; and (iii) in part, an allowed, unsubordinated priority claim and, in part, an allowed, unsubordinated general unsecured claim, each in such amount equal to the settlement amounts to be received by the IRS as allocated by the U.S. Government. The Company recorded an additional net charge of approximately $1,557 million in the fourth quarter of 2023 to increase the aggregate opioid liability to approximately $2,178 million as of December 31, 2023. The liabilities recorded by the Company represent management’s best estimate of the allowed claims related to the claims against the Company and its subsidiaries.
The principal considerations for our determination that performing procedures relating to the bankruptcy proceedings is a critical audit matter are (i) the significant judgment by management when developing the estimate for allowed claims and assessing the accounting and disclosures related to the bankruptcy proceedings; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s significant judgments and estimate for allowed claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others, (i) reading the restructuring support agreement and related amendments, disclosure statement and subsequent updates, plan of reorganization and subsequent amendments and settlement agreements entered into during the year and; (ii) testing management’s process for developing the estimate of the allowed claims related to the opioid and tax claims; (iii) evaluating, on a sample basis, management’s accounting for claims submitted to the bankruptcy court; (iv) testing, for a sample of transactions, the completeness and accuracy of the classification of transactions as liabilities subject to compromise or reorganization items, net; and (v) obtaining and evaluating letters of audit inquiry with internal and external legal counsel related to opioid litigation and the bankruptcy proceedings. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the application of generally accepted accounting principles applicable to reorganizations; and (ii) the completeness and accuracy of amounts classified as liabilities subject to compromise and reorganization items, net. These procedures also included evaluating the accuracy of the Company’s disclosures with respect to the bankruptcy proceedings.

/s/	PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 6, 2024

We have served as the Company’s auditor since 2014.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022
(Dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$777,919	$1,018,883
Restricted cash and cash equivalents	167,702	145,358
Accounts receivable, net	386,919	493,988
Inventories, net	246,017	274,499
Prepaid expenses and other current assets	82,163	136,923
Income taxes receivable	7,781	7,117
Total current assets	$1,668,501	$2,076,768
PROPERTY, PLANT AND EQUIPMENT, NET	476,240	438,314
OPERATING LEASE ASSETS	23,033	28,070
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,477,883	1,732,935
OTHER ASSETS	139,626	129,839
TOTAL ASSETS	$5,137,294	$5,757,937
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$537,736	$687,183
Current portion of operating lease liabilities	956	903
Income taxes payable	102	1,541
Total current liabilities	$538,794	$689,627
DEFERRED INCOME TAXES	16,248	13,825
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	4,132	5,129
OTHER LIABILITIES	79,812	42,746
LIABILITIES SUBJECT TO COMPROMISE	11,095,868	9,168,782
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS’ DEFICIT:
Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at both December 31, 2023 and December 31, 2022	44	43
Ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 and 235,208,039 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	8,980,561	8,969,322
Accumulated deficit	(15,354,427)	(12,904,620)
Accumulated other comprehensive loss	(223,762)	(226,941)
Total shareholders’ deficit	$(6,597,560)	$(4,162,172)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,137,294	$5,757,937
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Dollars and shares in thousands, except per share data)

	2023	2022	2021
TOTAL REVENUES, NET	$2,011,518	$2,318,875	$2,993,206
COSTS AND EXPENSES:
Cost of revenues	946,415	1,092,499	1,221,064
Selling, general and administrative	567,727	777,169	861,760
Research and development	115,462	128,033	123,440
Acquired in-process research and development	—	68,700	25,120
Litigation-related and other contingencies, net	1,611,090	478,722	345,495
Asset impairment charges	503	2,142,746	414,977
Acquisition-related and integration items, net	1,972	408	(8,379)
Interest expense, net	—	349,776	562,353
Loss on extinguishment of debt	—	—	13,753
Reorganization items, net	1,169,961	202,978	—
Other income, net	(9,688)	(34,054)	(19,774)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(2,391,924)	$(2,888,102)	$(546,603)
INCOME TAX EXPENSE	55,862	21,516	22,478
LOSS FROM CONTINUING OPERATIONS	$(2,447,786)	$(2,909,618)	$(569,081)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 4)	(2,021)	(13,487)	(44,164)
NET LOSS	$(2,449,807)	$(2,923,105)	$(613,245)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(10.41)	$(12.39)	$(2.44)
Discontinued operations	(0.01)	(0.06)	(0.19)
Basic	$(10.42)	$(12.45)	$(2.63)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(10.41)	$(12.39)	$(2.44)
Discontinued operations	(0.01)	(0.06)	(0.19)
Diluted	$(10.42)	$(12.45)	$(2.63)
WEIGHTED AVERAGE SHARES:
Basic	235,219	234,840	232,785
Diluted	235,219	234,840	232,785
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Dollars in thousands)

	2023	2022	2021
NET LOSS	$(2,449,807)	$(2,923,105)	$(613,245)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$3,179	$(10,496)	$1,308
Total other comprehensive income (loss)	$3,179	$(10,496)	$1,308
COMPREHENSIVE LOSS	$(2,446,628)	$(2,933,601)	$(611,937)
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Dollars in thousands, except share data)

	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2020	230,315,768	$23	4,000,000	$49	$8,938,012	$(9,368,270)	$(217,753)	$(647,939)
Net loss	—	—	—	—	—	(613,245)	—	(613,245)
Other comprehensive income	—	—	—	—	—	—	1,308	1,308
Compensation related to share-based awards	—	—	—	—	30,046	—	—	30,046
Exercise of options	82,331	—	—	—	622	—	—	622
Ordinary shares issued	3,292,717	—	—	—	—	—	—	—
Tax withholding for restricted shares	—	—	—	—	(14,774)	—	—	(14,774)
Other	—	—	—	(4)	—	—	—	(4)
BALANCE, DECEMBER 31, 2021	233,690,816	$23	4,000,000	$45	$8,953,906	$(9,981,515)	$(216,445)	$(1,243,986)
Net loss	—	—	—	—	—	(2,923,105)	—	(2,923,105)
Other comprehensive loss	—	—	—	—	—	—	(10,496)	(10,496)
Compensation related to share-based awards	—	—	—	—	17,314	—	—	17,314
Ordinary shares issued	1,517,223	1	—	—	(1)	—	—	—
Tax withholding for restricted shares	—	—	—	—	(1,898)	—	—	(1,898)
Other	—	—	—	(2)	1	—	—	(1)
BALANCE, DECEMBER 31, 2022	235,208,039	$24	4,000,000	$43	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	—	—	(2,449,807)	—	(2,449,807)
Other comprehensive income	—	—	—	—	—	—	3,179	3,179
Compensation related to share-based awards	—	—	—	—	11,240	—	—	11,240
Ordinary shares issued	11,573	—	—	—	—	—	—	—
Other	—	—	—	1	(1)	—	—	—
BALANCE, DECEMBER 31, 2023	235,219,612	$24	4,000,000	$44	$8,980,561	$(15,354,427)	$(223,762)	$(6,597,560)
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Dollars in thousands)

	2023	2022	2021
OPERATING ACTIVITIES:
Net loss	$(2,449,807)	$(2,923,105)	$(613,245)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	306,448	391,629	457,098
Share-based compensation	11,240	17,314	30,046
Amortization of debt issuance costs and discount	—	9,406	14,437
Deferred income taxes	4,702	(7,303)	(3,157)
Change in fair value of contingent consideration	1,972	408	(8,793)
Loss on extinguishment of debt	—	—	13,753
Acquired in-process research and development charges	—	68,700	25,120
Asset impairment charges	503	2,142,746	414,977
Non-cash reorganization items, net	905,868	89,197	—
Gain on sale of business and other assets	(10,392)	(26,183)	(4,516)
Other	(222)	2,776	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	106,506	105,912	(82,052)
Inventories	22,195	(4,359)	48,978
Prepaid and other assets	38,006	80,350	(34,002)
Accounts payable, accrued expenses and other liabilities	1,500,094	321,055	84,391
Income taxes payable/receivable, net	(2,015)	650	68,015
Net cash provided by operating activities	$435,098	$269,193	$411,050
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(94,325)	(99,722)	(77,929)
Capitalized interest payments	—	(3,140)	(2,721)
Proceeds from the U.S. Government Cooperative Agreement	39,397	18,635	—
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(90,320)	(5,000)
Product acquisition costs and license fees	—	—	(4,177)
Proceeds from sale of business and other assets	5,134	41,400	30,283
Net cash used in investing activities	$(49,794)	$(133,147)	$(59,544)

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Dollars in thousands)

	2023	2022	2021
FINANCING ACTIVITIES:
Proceeds from issuance of notes, net	—	—	1,279,978
Proceeds from issuance of term loans, net	—	—	1,980,000
Repayments of notes	—	(180,342)	—
Repayments of term loans	—	(10,000)	(3,310,475)
Repayments of revolving debt	—	—	(22,800)
Adequate protection payments	(592,759)	(313,109)	—
Repayments of other indebtedness	(6,733)	(6,062)	(5,448)
Payments for debt issuance and extinguishment costs	—	—	(8,574)
Payments for contingent consideration	(5,136)	(2,462)	(4,010)
Payments of tax withholding for restricted shares	—	(1,898)	(14,774)
Proceeds from exercise of options	—	—	622
Net cash used in financing activities	$(604,628)	$(513,873)	$(105,481)
Effect of foreign exchange rate	704	(4,242)	285
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(218,620)	$(382,069)	$246,310
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,249,241	1,631,310	1,385,000
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,030,621	$1,249,241	$1,631,310
SUPPLEMENTAL INFORMATION:
Cash paid for interest, excluding capitalized interest and adequate protection payments	$—	$289,664	$538,424
Cash paid for income taxes, gross	$10,465	$14,101	$10,019
Cash refunds from income taxes, gross	$1,776	$3,092	$57,801
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions, including in-process research and development, accrued in the period but not yet paid	$—	$—	$20,120
See accompanying Notes to Consolidated Financial Statements.

ENDO INTERNATIONAL PLC
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
Subsequent to the filing of the Second-Quarter 2022 Form 10-Q, beginning on the August 16, 2022 Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. However, section 362 of the Bankruptcy Code stays creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Refer to Note 2. Bankruptcy Proceedings and Note 15. Debt for additional information. As a result of these conditions and events, management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these Consolidated Financial Statements. The accompanying Consolidated Financial Statements have been prepared under the going concern basis of accounting as required by U.S. GAAP and do not include any adjustments that might be necessary should we be unable to continue as a going concern.
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
Restructuring Support Agreement and Marketing Process
On August 16, 2022, we entered into a Restructuring Support Agreement (as amended, the RSA) with an ad hoc group (the Ad Hoc First Lien Group) of certain creditors holding in excess of 50% of the aggregate outstanding principal amount of Secured Debt (as defined in that certain collateral trust agreement, dated as of April 27, 2017, among Endo International plc, certain subsidiaries of Endo International plc, the other grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (as defined below), and Wells Fargo Bank, National Association, as indenture trustee, and Wilmington Trust, National Association, as collateral trustee (the Collateral Trust Agreement)), pursuant to which, among other things, one or more entities formed in a manner acceptable to the Ad Hoc First Lien Group (the Purchaser) agreed to serve as stalking horse bidder in connection with the proposed sale of all or substantially all of our assets pursuant to section 363 of the Bankruptcy Code (the Sale).
As described in the RSA, the Purchaser’s bid (the Stalking Horse Bid), which was subject to higher or otherwise better bids from other parties, included an offer to purchase substantially all of our assets for an aggregate purchase price including: (i) a credit bid in full satisfaction of the Prepetition First Lien Indebtedness (as defined in the RSA); (ii) $5 million in cash on account of certain unencumbered assets; (iii) $122 million to wind-down our operations following the Sale closing date (the Wind-Down Amount); (iv) pre-closing professional fees; and (v) the assumption of certain liabilities. As part of the Stalking Horse Bid, the Purchaser agreed to make offers of employment to all of our active employees. The proposed purchase and sale agreement with respect to the Stalking Horse Bid was filed with the Bankruptcy Court on November 23, 2022, and amended versions were subsequently filed with the Bankruptcy Court several times, including most recently on August 3, 2023.
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
In March 2023, the Debtors announced that, as a result of the mediation process, the Ad Hoc First Lien Group (and Purchaser) reached certain resolutions in principle with both the unsecured creditors' committee (the UCC) and opioid claimants' committee (the OCC) appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and described in further detail below), were supported by the Debtors. Following a hearing, the Bankruptcy Court entered orders on April 3, 2023 approving the bidding procedures motion (the Bidding Procedures Order) and the bar date motion, which established deadlines by which claimants must file proofs of claims with the Bankruptcy Court.
As part of the Bidding Procedures Order, the Bankruptcy Court also approved certain internal restructuring transactions under Irish law that would allow us to pursue the Sale in a tax efficient manner (the Reconstruction Steps). The Reconstruction Steps were completed on May 31, 2023, and involved, among other things: (i) the conversion from private limited companies to private unlimited companies under Irish law of our subsidiaries Endo Ventures Limited and Endo Global Biologics Limited and their re-registration as EVU and Endo Global Biologics Unlimited (EGBU), respectively; and (ii) the transfer of the business and assets of EVU and EGBU to our newly-formed subsidiaries Operand Pharmaceuticals II Limited and Operand Pharmaceuticals III Limited.

As contemplated by the RSA, the bidding procedures order approved a marketing process and auction that was conducted under the supervision of the Bankruptcy Court, during which interested parties had an opportunity to conduct due diligence and determine whether to submit a bid to acquire the Debtors’ assets. In the months following the entry of the Bidding Procedures Order, the Company conducted a robust marketing process. Following the passing of the deadline for potential bidders to submit indications of interest, on June 20, 2023, in accordance with the Bidding Procedures Order, the Company filed with the Bankruptcy Court a notice of termination of the sale and marketing process, naming the Purchaser as the Successful Bidder (as defined in the Bidding Procedures Order) and accelerating the hearing to approve the Sale from August 31, 2023 to July 28, 2023. The hearing to approve the Sale was subsequently adjourned several times as negotiations continued with our stakeholders and we explored alternative restructuring transactions.
On December 28, 2023, we filed an amended version of the RSA. The amended RSA reflects the terms of our proposed Plan (as defined and discussed in more detail below) while preserving our rights and the rights of the Ad Hoc First Lien Group to toggle back to a standalone sale under section 363 of the Bankruptcy Code.
Pursuant to the amended RSA, each of the parties agreed to, among other things, take all actions as are necessary and appropriate to facilitate the implementation and consummation of the Restructuring (as defined in the amended RSA), negotiate in good faith certain definitive documents relating to the Restructuring and obtain required approvals. In addition, we agreed to conduct our business in the ordinary course, provide notice and certain materials relating to the Restructuring to the consenting creditors’ advisors and pay certain fees and expenses of the consenting creditors. The amended RSA further contemplates that the Purchaser will fund one or more trusts for parties with opioid-related claims against us, as further discussed in Note 16. Commitments and Contingencies.
The amended RSA provides certain milestones for the Restructuring. If we fail to satisfy these milestones and such failure is not the result of a breach of the amended RSA by the Required Consenting First Lien Creditors (as defined in the RSA), the Required Consenting First Lien Creditors will have the right to terminate the amended RSA. These milestones, (which may be further modified from time to time) include: (i) not later than 11:59 p.m. prevailing Eastern Time on January 17, 2024, the Bankruptcy Court shall have entered an order conditionally approving our disclosure statement and related solicitation materials; (ii) not later than 11:59 p.m. prevailing Eastern Time on March 22, 2024, the Bankruptcy Court shall have entered one or more orders confirming our Plan and approving the backstop commitment agreements and related subscription materials; and (iii) not later than 11:59 p.m. prevailing Eastern Time on April 22, 2024, the Plan shall have gone effective. The amended RSA also includes certain milestones that would apply if we toggle back to a standalone sale under section 363 of the Bankruptcy Code. As of the date of this report, milestone (i) referenced above has been satisfied. Each of the parties to the amended RSA may terminate the agreement (and thereby their support for the Plan) under certain limited circumstances, including for material breaches and materially untrue representations and warranties by their counterparties, if a governmental agency enjoins the Plan or if the purchase and sale agreement with respect to the sale contemplated by the Plan is terminated under certain circumstances.
The transactions contemplated by the amended RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
On January 12, 2024, the Bankruptcy Court entered an order conditionally approving our disclosure statement which authorized us to solicit votes on our Plan. The Bankruptcy Court also scheduled a combined hearing for: (i) final approval of the disclosure statement as containing “adequate information” as required by the Bankruptcy Code; and (ii) confirmation of the Plan for March 19, 2024.
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

The Cash Collateral Order: (i) obligates the Debtors to make certain adequate protection payments during the bankruptcy proceedings, which are further discussed in Note 15. Debt of this report; (ii) establishes a budget for the Debtors’ use of cash collateral; (iii) establishes certain informational rights for the Debtors’ secured creditors; (iv) provides for the waiver of certain Bankruptcy Code provisions; and (v) requires the Debtors to maintain at least $600.0 million of “liquidity,” calculated at the end of each week as unrestricted cash and cash equivalents plus certain specified amounts of restricted cash associated with the TLC Agreement, which is defined and further discussed below in Note 12. License, Collaboration and Asset Acquisition Agreements.
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
As of February 28, 2024, approximately 907,100 claims, totaling approximately $979 billion, have been filed against the Debtors, including, in certain cases, duplicate claims across multiple Debtors. For example, the IRS has filed multiple proofs of claim against several of the Debtors, as further discussed in Note 21. Income Taxes. As claims are filed, they are being evaluated for validity and compared to amounts recorded in our accounting records. Due to the voluminous number of claims received, Endo is continuing to review the proofs of claims filed in the Chapter 11 Cases to identify which, if any, additional claims constitute unresolved claims not previously known. As of the date of this report, the amounts of certain of the claims received exceed the amounts of the corresponding liabilities, if any, that we have recorded based on our assessments of the purported liabilities underlying such claims, and it is likely this will continue to be the case in future periods. We are not aware of any claims that we currently expect will require a material adjustment to the Consolidated Financial Statements.
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
Resolutions in the Chapter 11 Cases
In March 2023, the Debtors announced that, in connection with the mediation process and as referenced in an amended RSA, the Ad Hoc First Lien Group (and Purchaser) reached certain resolutions in principle with the UCC and the OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. In July 2023, the Debtors announced an additional resolution between the Purchaser and the Future Claimants' Representative (the FCR). In August 2023, a resolution was reached between the Purchaser and an ad hoc group of public school district creditors (the Public School District Creditors). In September 2023, a resolution was reached between the Purchaser and certain Canadian governmental entities that had previously filed an objection to the Sale (the Canadian Provinces). In February 2024, the Debtors announced an agreed resolution with the DOJ, acting on behalf of itself and certain other agencies of the U.S. federal government. The DOJ resolution formalized the terms of the economic agreement in principle announced by the Ad Hoc First Lien Group in November 2023 and set forth certain non-economic terms mutually agreed upon by the parties. The foregoing resolutions, which are set forth in greater detail in the solicitation version of the disclosure statement filed with the Bankruptcy Court on January 16, 2024, and, in the case of the DOJ resolution, in the notice filed with the Bankruptcy Court on February 29, 2024, are supported by the Debtors.

The resolution reached with the UCC provides that, on or prior to the effective date of the Plan, the Debtors will establish a trust for the benefit of eligible general unsecured creditors. As consideration, the trust will receive, among other things: (i) $60 million in cash; (ii) up to 4.02% of equity in the Purchaser (subject to dilution by equity issued pursuant to rights offerings and under the management incentive plan); (iii) a litigation trust, which will have the right to pursue certain estate claims and causes of action against (1) non-continuing directors and former officers (as against and subject to a maximum recovery available under certain specified insurance policies and proceeds), (2) certain third-party advisors to the Debtors, and (3) certain additional third parties, including parties to certain pre-petition transactions with the Debtors; and (iv) a rights offering for certain eligible trust beneficiaries, subject to certain subscription requirements, for up to $160 million of equity in the Purchaser. The resolution also contemplated a fee cap of $15 million for the UCC professionals for any work done between April 1, 2023 and October 31, 2023.
The resolution reached with the OCC provides that, on or prior to the effective date of the Plan, the Purchaser will create a trust for the benefit of certain private present opioid claimants (such as non-governmental entities). As consideration, the trust will receive, among other things, $119.2 million of gross cash consideration payable in three installments (subject to the Purchaser's exercise of certain prepayment options and triggers) to be distributed to eligible private present opioid claimants. An additional $0.5 million will be funded to the trust by certain third parties, for a total of $119.7 million in aggregate consideration being funded to the trust. As set forth in the amended RSA, the Purchaser has agreed, on or prior to the effective date of the Plan, to fund a trust for the benefit of certain public and tribal opioid claimants. The trust to be created pursuant to the resolution reached with the OCC is intended to be structured similarly to the public/tribal opioid trust and includes prepayment obligations triggered upon certain prepayments made to the public/tribal opioid trust. The resolution also contemplated a fee cap of $8.5 million for opioid claimants’ committee hourly professionals for work done between April 1, 2023 and October 31, 2023. From November 1, 2023 through the effective date of the Plan, the OCC fees are subject to a monthly cap of $0.5 million subject to certain carve-outs and limitations pursuant to the OCC resolution.
The resolution reached with the FCR provides that, on or prior to the effective date of the Plan, the Purchaser will create personal injury trusts (the Future PI Trust) for the benefit of certain private opioid and mesh claimants whose first injury did not arise until after the applicable bar date. As consideration, the Future PI Trust will receive, among other things, $11.9 million of gross cash consideration payable in installments to be distributed to eligible private future opioid and mesh claimants.
The resolution reached with the Public School District Creditors provides that, on or prior to the effective date of the Plan, the Purchaser will fund an opioid school district recovery trust for the benefit of public school districts that elect to participate. As consideration, the trust will receive up to $3 million of gross cash consideration payable in installments to provide grants and other funding to participating school districts for the purpose of funding opioid abuse/misuse abatement or remediation programs.
The resolution reached with the Canadian Provinces provides that, on the effective date of the Plan, the Debtors will establish a trust for the benefit of the Canadian Provinces. As consideration, the trust will receive $7.3 million of gross cash consideration payable in installments expected to be used for government programs and services aimed at assisting Canadians who suffer from opioid misuse or addiction disorder.
The resolution reached with the Ad Hoc First Lien Group and the DOJ with respect to claims filed in the Chapter 11 Cases by the United States of America, acting through the United States Attorney’s Office for the Southern District of New York, for and on behalf of: (i) the United States Department of Justice Civil Division’s Consumer Protection Branch; (ii) the United States Attorney’s Office for the Southern District of Florida; (iii) the United States Department of Justice Civil Division’s Fraud Section, acting on behalf of the Office of Inspector General of the Department of Health and Human Services, the Defense Health Agency, as administrator of the TRICARE program, the Office of Personnel Management, as administrator of the Federal Employees Health Benefits program, and the VA; (iv) the IRS; (v) HHS, CMS and Indian Health Service; and (vi) the VA (collectively, the U.S. Government), including criminal, civil and tax-related claims provides for payment by Endo of $364.9 million over 10 years, or $200 million if the obligation is paid in full on the Plan effective date, plus contingent consideration of $25 million in each of 2024 through 2028 (up to $100 million in aggregate) if our Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) sufficiently exceeds defined baselines (U.S. Government Economic Settlement). The resolution further contemplates that Endo’s subsidiary, EHSI, will enter into a plea agreement and civil settlement agreement in resolution of the DOJ’s criminal and civil investigations of the Debtors. The plea agreement contemplates that EHSI will plead guilty to a single misdemeanor violation of the Food, Drug, and Cosmetic Act, contrary to Title 21, United States Code, Sections 331(a), 333(a)(1), and 352(f)(1). Pursuant to the plea agreement, EHSI will be subject to a criminal fine of $1,086 million, which will be treated as an allowed, general unsecured claim in the Chapter 11 Cases, and a criminal forfeiture judgment in the amount of $450 million. Pursuant to the civil settlement agreement, the Debtors agree that the U.S. Government shall have an allowed, general unsecured claim in the Chapter 11 Cases in the amount of approximately $476 million. The claims brought against the Debtors by the IRS will be deemed to be, in part, an allowed, unsubordinated priority claim and, in part, an allowed, unsubordinated general unsecured claim, each in such amount equal to the settlement amounts to be received by the IRS as allocated by the U.S. Government. The criminal fine, civil settlement agreement amount and the IRS claims will be satisfied in full by the payments made pursuant to the U.S. Government Economic Settlement. The criminal forfeiture judgment will be deemed satisfied in full by payments made to state opioid claimants pursuant to the Plan.
In connection with the resolutions, the UCC, the OCC, the FCR, the Public School District Creditors, the Canadian Provinces, the ad hoc groups of debtholders party thereto and the DOJ have agreed to support the Plan.

Chapter 11 Plan of Reorganization
On December 19, 2023, we filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024 and January 9, 2024, and including any future amendments, exhibits and supplements filed with respect thereto, the Plan) and related disclosure statement with the Bankruptcy Court. The Plan contemplates a sale of substantially all of our assets on substantially similar terms to the proposed 363 sale to the Purchaser, including the assumption of certain liabilities, and offers of employment to all of our active team members, and reflects the resolutions described above.
Under the Plan, our first lien creditors would receive 96.3% of equity in a new entity formed to acquire our assets and an opportunity to participate in a rights offering, and second lien creditors and unsecured noteholders would receive the remaining 3.7% of the equity (both subject to dilution). Second lien creditors and unsecured noteholders would also receive $23.3 million in cash, certain proceeds of litigation claims and insurance rights, and the opportunity to participate in a $160 million rights offering (which was subscribed in July 2023). Other general unsecured creditors would receive up to $2 million in cash and a small percentage of the proceeds of trust litigation claims and insurance rights, subject to certain qualifications. Opioid claimants would receive distributions from certain trusts and sub-trusts, including pursuant to the resolutions described above, as follows: $460 million in installments for state opioid claimants (subject to certain prepayment rights), $119.7 million in installments for several subclasses of private opioid claimants (subject to certain prepayment rights), up to $15 million for tribal opioid claimants and up to approximately $11.4 million for future opioid claimants. The Plan also provides for the treatment of opioid claims held by other claimants, including public school districts, Canadian provinces and foreign holders of claims against certain foreign entities who file proofs of claim against us by a date certain (but after the general bar date). The Plan contemplates that we will use the, among other things, net proceeds from a potential exit financing facility (to the extent implemented), net proceeds from proposed rights offerings, cash on hand and certain litigation consideration to fund Plan distributions.
In addition to the previously reached settlements, the Plan also incorporates the recently announced economic settlement in principle with the DOJ, described above.
The Plan also sets forth a post-reorganization governance structure and includes releases for us and certain other parties. It is subject to certain conditions precedent and confirmation by the Bankruptcy Court. We currently anticipate seeking Bankruptcy Court confirmation of our proposed Plan on March 19, 2024.
To protect our Irish entities and assets from the risk of value-destructive litigation and enforcement efforts not enjoined by the Plan, we are also proposing an Irish scheme of arrangement in parallel with the Plan to implement certain terms of the Plan as a matter of Irish law. If the scheme of arrangement is approved by the required creditors and sanctioned by the High Court of Ireland, all claims against us covered by the scheme will be completely released and discharged as a matter of Irish law.
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
Accordingly, for periods beginning with the third quarter of 2022, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of December 31, 2023 and 2022, information about the amounts presented as Liabilities subject to compromise in our Consolidated Balance Sheets (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$32,281	$30,317
Accrued interest	160,617	160,617
Debt	8,147,826	7,834,717
Litigation accruals	2,431,455	820,805
Uncertain tax positions	259,611	235,176
Other (1)	64,078	87,150
Total	$11,095,868	$9,168,782
__________
(1)Amounts include operating and finance lease liabilities as further described in Note 9. Leases, acquisition-related contingent consideration liabilities as further described in Note 7. Fair Value Measurements and a variety of other miscellaneous liabilities.

The determination of how liabilities will ultimately be settled or treated cannot be made until the Plan is confirmed by the Bankruptcy Court. Therefore, the amounts in the table above are preliminary and may be subject to future adjustments as a result of, among other things, the possibility or occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, any rejection by us of executory contracts and/or any payments by us of amounts classified as Liabilities subject to compromise, which may be allowed in certain limited circumstances. Amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us including, without limitation, those related to the expected amounts of allowed claims, the value of any collateral securing claims and the secured status of claims. Such adjustments may be material. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Consolidated Statements of Operations. The following table sets forth, for the years ended December 31, 2023 and 2022, information about the amounts presented as Reorganization items, net in our Consolidated Statements of Operations (in thousands):

	2023	2022
Professional fees	$264,093	$113,781
Debt valuation adjustments	905,868	89,197
Total	$1,169,961	$202,978
During the years ended December 31, 2023 and 2022, our operating cash flows included net cash outflows of $261.3 million and $53.7 million, respectively, related to amounts classified or expected to be classified as Reorganization items, net, which primarily consisted of payments for professional fees.
Refer also to Note 15. Debt for information about the non-cash debt valuation adjustments reflected in Reorganization items, net, as well as how our bankruptcy proceedings and certain related developments have affected our debt service payments and how such payments are being reflected in our Consolidated Financial Statements.
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

Use of Estimates. The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, other intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of potential public health crises, like the recent COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets, goodwill and other intangible assets. Additionally, as a result of our ongoing bankruptcy proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets. Furthermore, our ongoing bankruptcy proceedings and our anticipated sale process in connection with the Plan have resulted in and are likely to continue to result in significant changes to our business, which could ultimately result in, among other things, asset impairment charges that may be material. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
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
Customer, Product and Supplier Concentration. We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and MCOs. Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues during the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Cencora, Inc. (1)	29%	35%	36%
McKesson Corporation	25%	26%	32%
Cardinal Health, Inc.	17%	20%	22%
CVS Health Corporation (1)	16%	4%	—%
__________
(1)During the second quarter of 2022, CVS Health Corporation finalized the acquisition of US Bioservices from Cencora, Inc. (known as AmerisourceBergen Corporation at the time).
Net revenues from these customers are generally included within each of our segments.
XIAFLEX® accounted for 24%, 19% and 14% of our 2023, 2022 and 2021 net revenues, respectively. Varenicline tablets (our generic version of Pfizer Inc.’s Chantix®) accounted for 13% of our 2022 net revenues. VASOSTRICT® accounted for 11% and 30% of our 2022 and 2021 net revenues, respectively. No other products accounted for 10% or more of our net revenues during any of the years ended December 31, 2023, 2022 and 2021.
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
At December 31, 2023 and 2022, our reserves for sales deductions totaled $434.0 million and $600.2 million, respectively. These amounts relate primarily to our estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.
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
Cash and Cash Equivalents. The Company considers all highly liquid money market instruments with an original maturities of three months or less when purchased to be cash equivalents. At December 31, 2023 and 2022, cash equivalents were deposited in financial institutions and consisted almost entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.
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
With respect to our accounts receivable, we have no history of significant losses. Approximately 81% and 83% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and Cencora, Inc.) at December 31, 2023 and December 31, 2022, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Company’s Consolidated Financial Statements at December 31, 2023 or December 31, 2022, nor were the changes to the allowance during any of the periods presented.
We do not currently expect our current or future exposures to credit losses to have a significant impact on us. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, the extent of which cannot be fully predicted.
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
Property, Plant and Equipment. Property, plant and equipment is generally stated at cost less accumulated depreciation. Major improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs incurred during the construction or development of property, plant and equipment are capitalized as assets under construction. Once an asset has been placed into service, depreciation expense is taken on a straight-line basis over the estimated useful life of the related assets or, in the case of leasehold improvements and finance lease assets, over the shorter of the estimated useful life and the lease term. As of December 31, 2023, the useful lives of our property, plant and equipment range from 1 year to up to 30 years for buildings, 15 years for machinery and equipment, 10 years for computer equipment and software and 10 years for furniture and fixtures. Depreciation expense is not recorded on assets held for sale. Gains and losses on disposals are included in Other income, net in the Consolidated Statements of Operations. As further described below under the heading “Long-Lived Asset Impairment Testing,” our property plant and equipment assets are also subject to impairment reviews.
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
Advertising Costs. Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising costs amounted to $98.2 million, $130.4 million and $136.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Share-Based Compensation. From time to time, the Company granted share-based compensation awards to certain employees and non-employee directors. Generally, the grant-date fair value of each award was recognized as expense over the requisite service period. However, expense recognition differed in the case of certain performance share units (PSUs) where the ultimate payout was performance-based. For these awards, at each reporting period, the Company generally estimated the ultimate payout and adjusted the cumulative expense based on its estimate and the percent of the requisite service period that elapsed. Share-based compensation expense was reduced for estimated future forfeitures. These estimates were revised in future periods if actual forfeitures differed from the estimates. Changes in forfeiture estimates impacted compensation expense in the period in which the change in estimate occurs. New ordinary shares are generally issued upon the exercise of stock options or vesting of stock awards by employees and non-employee directors. Refer to Note 19. Share-based Compensation for additional discussion.
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
Government Assistance Transactions. We are party to the U.S. Government Cooperative Agreement (as defined and discussed in more detail below). Under the terms of the U.S. Government Cooperative Agreement, our Rochester facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (BSL) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense.
The Company has concluded that reimbursements it receives pursuant to the U.S. Government Cooperative Agreement, which are further described below, are not within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) because the U.S. government does not meet the definition of a “customer” as defined by ASC 606. We are instead accounting for the U.S. Government Cooperative Agreement under other guidance including, for elements of the contract for which there is no authoritative guidance under U.S. GAAP, by applying the relevant accounting principles contained in International Accounting Standards (IAS) 20—Accounting for Government Grants and Disclosure of Government Assistance by analogy.
Under this model, reimbursements we receive from the U.S. government for qualifying capital expenditures meet the definition of grants related to assets as the primary purpose for the reimbursements is to fund the purchase and construction of capital assets to increase production capacity. Under IAS 20, government grants related to assets are presented in the Consolidated Balance Sheets either by presenting the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in the Consolidated Balance Sheets are regarded as acceptable alternatives under IAS 20. Reimbursements received prior to the asset being placed into service are recognized as deferred income in the Consolidated Balance Sheets as either Accounts payable and accrued expenses (for any current portion) or Other liabilities (for any noncurrent portion) when there is reasonable assurance the conditions of the grant will be met and the grant will be received. When the constructed capital assets are placed into service we deduct the grant reimbursement from Property, plant and equipment and the grant income is recognized over the useful life of the asset as a reduction to depreciation expense.
Refer to Note 16. Commitments and Contingencies for additional discussion of this agreement.

Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted at December 31, 2023
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 14, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standards update on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standards update on its consolidated financial statements and related disclosures.
NOTE 4. DISCONTINUED OPERATIONS AND ASSET SALES
Astora
The operating results of the Company’s Astora business, which the Board resolved to wind down in 2016, are reported as Discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. The following table provides the operating results of Astora Discontinued operations, net of tax, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Litigation-related and other contingencies, net	$495	$—	$25,000
Loss from discontinued operations before income taxes	$(2,329)	$(15,543)	$(49,594)
Income tax benefit	$(308)	$(2,056)	$(5,430)
Discontinued operations, net of tax	$(2,021)	$(13,487)	$(44,164)
Loss from discontinued operations before income taxes includes Litigation-related and other contingencies, net, mesh-related legal defense costs and certain other items.
The cash flows from discontinued operating activities related to Astora included the impact of net losses of $2.0 million, $13.5 million and $44.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
Refer to Note 16. Commitments and Contingencies for amounts and additional information relating to vaginal mesh-related matters.
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
NOTE 5. RESTRUCTURING
2020 Restructuring Initiative
As noted above, in November 2020, the Company announced the initiation of several strategic actions to optimize the Company’s operations and increase overall efficiency. These actions were initiated with the expectation of, among other things, generating significant cost savings to be reinvested, among other things, to support the Company’s key strategic priority to expand and enhance its product portfolio. These actions included the following:
•Optimizing the Company’s retail generics business cost structure by exiting manufacturing and other sites in Irvine, California; Chestnut Ridge, New York and India.
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
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net restructuring charges (charge reversals) related to:
Accelerated depreciation	$3,773	$24,718
Asset impairments	—	42,155
Inventory adjustments	1,494	6,968
Employee separation, continuity and other benefit-related costs	1,216	(7,384)
Certain other restructuring costs	795	2,012
Total	$7,278	$68,469
These pre-tax net amounts were primarily attributable to our Generic Pharmaceuticals segment, which incurred $5.4 million and $49.9 million of pre-tax net charges during the years ended December 31, 2022 and 2021, respectively. The remaining amounts related to our other segments and certain corporate unallocated costs.
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
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net restructuring charges (charge reversals) related to:
Cost of revenues	$3,966	$6,244
Selling, general and administrative	208	20,788
Research and development	3,104	1,367
Asset impairment charges	—	42,155
Other income, net	—	(2,085)
Total	$7,278	$68,469

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
Changes to the liability for the 2020 Restructuring Initiative during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2020	$58,338	$664	$59,002
Net (charge reversals) charges	(7,384)	3,711	(3,673)
Cash payments	(39,975)	(4,170)	(44,145)
Liability balance as of December 31, 2021	$10,979	$205	$11,184
Net charges	1,216	796	2,012
Cash payments	(11,926)	(1,001)	(12,927)
Liability balance as of December 31, 2022	$269	$—	$269
Net (charge reversals) charges	(198)	—	(198)
Cash payments	(71)	—	(71)
Liability balance as of December 31, 2023	$—	$—	$—
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
As a result of the 2022 Restructuring Initiative, the Company’s global workforce was reduced by approximately 175 net full-time positions. Future costs associated with the 2022 Restructuring Initiative are not expected to be material.
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

The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Company’s Consolidated Statements of Operations during the year ended December 31, 2022 (in thousands):

2022
Net restructuring charges included in:
Cost of revenues	$49,078
Selling, general and administrative	18,692
Research and development	4,101
Asset impairment charges	180,248
Total	$252,119
Changes to the liability for the 2022 Restructuring Initiative during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2021	$—	$—	$—
Net charges	28,345	1,102	29,447
Cash payments	(13,348)	(1,102)	(14,450)
Liability balance as of December 31, 2022	$14,997	$—	$14,997
Net charge reversals	(248)	—	(248)
Cash payments	(13,376)	—	(13,376)
Liability balance as of December 31, 2023	$1,373	$—	$1,373
The liability at December 31, 2023 is classified as current and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheets.
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
The following represents selected information for the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net revenues from external customers:
Branded Pharmaceuticals	$859,087	$851,142	$893,617
Sterile Injectables	429,563	589,633	1,266,097
Generic Pharmaceuticals	650,352	795,457	740,586
International Pharmaceuticals (1)	72,516	82,643	92,906
Total net revenues from external customers	$2,011,518	$2,318,875	$2,993,206
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$459,309	$366,554	$384,186
Sterile Injectables	157,179	349,424	998,453
Generic Pharmaceuticals	237,870	336,133	160,046
International Pharmaceuticals	16,733	19,920	30,325
Total segment adjusted income from continuing operations before income tax	$871,091	$1,072,031	$1,573,010
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated loss from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Total consolidated loss from continuing operations before income tax	$(2,391,924)	$(2,888,102)	$(546,603)
Interest expense, net	—	349,776	562,353
Corporate unallocated costs (1)	158,717	182,335	180,866
Amortization of intangible assets	255,933	337,311	372,907
Acquired in-process research and development charges	—	68,700	25,120
Amounts related to continuity and separation benefits, cost reductions and strategic review initiatives (2)	44,098	198,381	90,912
Certain litigation-related and other contingencies, net (3)	1,611,090	478,722	345,495
Certain legal costs (4)	7,256	31,756	136,148
Asset impairment charges (5)	503	2,142,746	414,977
Acquisition-related and integration items, net (6)	1,972	408	(8,379)
Loss on extinguishment of debt	—	—	13,753
Foreign currency impact related to the remeasurement of intercompany debt instruments	2,159	(5,328)	797
Reorganization items, net (7)	1,169,961	202,978	—
Other, net (8)	11,326	(27,652)	(15,336)
Total segment adjusted income from continuing operations before income tax	$871,091	$1,072,031	$1,573,010
__________
(1)Amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts in 2023 include net employee separation, continuity and other benefit-related charges of $43.7 million and other net charges of $0.4 million. Amounts in 2022 include net employee separation, continuity and other benefit-related charges of $85.6 million, accelerated depreciation charges of $3.8 million, inventory charges related to restructurings of $36.4 million and other net charges, including those related to review initiatives, of $72.7 million. Amounts in 2021 include net employee separation, continuity and other benefit-related charges of $8.8 million, accelerated depreciation charges of $24.7 million and other net charges, including those related to strategic review initiatives, of $57.4 million. These amounts relate primarily to our restructuring activities as further described in Note 5. Restructuring, certain continuity and transitional compensation arrangements, certain other cost reduction initiatives and certain strategic review initiatives, including costs incurred in connection with our bankruptcy proceedings, which are included in this row until the Petition Date and in the Reorganization items, net row thereafter.
(3)Amounts include adjustments to our accruals for litigation-related settlement charges. Our material legal proceedings and other contingent matters are described in more detail in Note 16. Commitments and Contingencies.
(4)Amounts relate to opioid-related legal expenses. The amount in 2022 reflects the recovery of certain previously-incurred opioid-related legal expenses.
(5)Amounts primarily relate to charges to impair goodwill and intangible assets, property, plant and equipment, operating lease right-of-use assets and certain disposal group assets. For additional information, refer to Note 4. Discontinued Operations and Asset Sales, Note 5. Restructuring, Note 7. Fair Value Measurements, Note 10. Property, Plant and Equipment and Note 11. Goodwill and Other Intangibles.
(6)Amounts primarily relate to changes in the fair value of contingent consideration.
(7)Amounts relate to the net expense or income recognized during our bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Bankruptcy Proceedings for further details.
(8)Amounts in 2023 primarily relates to a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023. Amounts in 2021 include gains of $15.5 million associated with the termination of certain contracts, partially offset by $3.9 million of third-party fees incurred in connection with the March 2021 Refinancing Transactions, which were accounted for as debt modification costs as further discussed in Note 15. Debt. Other amounts in this row relate to gains and losses on sales of business and other assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

During the years ended December 31, 2023, 2022 and 2021, the Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	2023	2022	2021
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$475,014	$438,680	$432,344
SUPPRELIN® LA	96,849	113,011	114,374
Other Specialty (1)	73,797	70,009	86,432
Total Specialty Products	$645,660	$621,700	$633,150
Established Products:
PERCOCET®	$106,375	$103,943	$103,788
TESTOPEL®	42,464	38,727	43,636
Other Established (2)	64,588	86,772	113,043
Total Established Products	$213,427	$229,442	$260,467
Total Branded Pharmaceuticals (3)	$859,087	$851,142	$893,617
Sterile Injectables:
ADRENALIN®	$99,910	$114,304	$124,630
VASOSTRICT®	93,180	253,696	901,735
Other Sterile Injectables (4)	236,473	221,633	239,732
Total Sterile Injectables (3)	$429,563	$589,633	$1,266,097
Total Generic Pharmaceuticals (5)	$650,352	$795,457	$740,586
Total International Pharmaceuticals (6)	$72,516	$82,643	$92,906
Total revenues, net	$2,011,518	$2,318,875	$2,993,206
__________
(1)Products included within Other Specialty include AVEED®, NASCOBAL® Nasal Spray and QWO®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the year ended December 31, 2023 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2023 or 2022.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. Varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 8% and 13% for the years ended December 31, 2023 and 2022, respectively, of consolidated total revenues. Dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, made up 6% for the year ended December 31, 2023 of consolidated total revenues. No other individual product within this segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)The International Pharmaceuticals segment, which accounted for less than 5% of consolidated total revenues for each of the periods presented, includes a variety of specialty pharmaceutical products sold outside the U.S., primarily in Canada through Endo’s operating company Paladin.
The following represents depreciation expense for our reportable segments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Branded Pharmaceuticals	$9,252	$9,862	$10,632
Sterile Injectables	22,652	20,224	17,796
Generic Pharmaceuticals	11,829	16,952	47,343
International Pharmaceuticals	3,561	3,638	4,242
Corporate unallocated	3,221	3,642	4,178
Total depreciation expense	$50,515	$54,318	$84,191

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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at December 31, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	December 31, 2023	December 31, 2022
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$167,702	$145,358
Restricted cash and cash equivalents—noncurrent (2)	Other assets	85,000	85,000
Total restricted cash and cash equivalents		$252,702	$230,358
__________
(1)Amounts at December 31, 2023 and December 31, 2022 include: (i) restricted cash and cash equivalents associated with litigation-related matters, including $49.8 million and $50.7 million, respectively, held in Qualified Settlement Funds (QSFs) for mesh and/or opioid-related matters, and (ii) approximately $85.9 million and $86.0 million, respectively, of restricted cash and cash equivalents related to certain self-insurance related matters. These balances are classified as current assets in the Consolidated Balance Sheets as the potential for, and timing of, future claims is unknown and could result in distributions within the next twelve months. See Note 16. Commitments and Contingencies for further information about litigation-related matters.
(2)The amounts at December 31, 2023 and December 31, 2022 relate to the TLC Agreement. This balance, which may be used to fund certain future contractual obligations or returned to us upon satisfaction of certain conditions, is classified as a noncurrent asset in the Consolidated Balance Sheets. See Note 12. License, Collaboration and Asset Acquisition Agreements for further information.
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

Recurring Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Fair Value Measurements at December 31, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$7,123	$—	$—	$7,123
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$12,447	$12,447

	Fair Value Measurements at December 31, 2022 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$12,226	$—	$—	$12,226
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$16,571	$16,571
__________
(1)At December 31, 2023 and December 31, 2022, money market funds include $7.1 million and $12.2 million, respectively, in QSFs. Amounts in QSFs are considered restricted cash equivalents. See Note 16. Commitments and Contingencies for further discussion of our litigation. At December 31, 2023 and December 31, 2022, the differences between the amortized cost and the fair value of our money market funds were not material, individually or in the aggregate.
(2)At December 31, 2023 and December 31, 2022, the balances of the Company’s liability for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, are classified within Liabilities subject to compromise in the Consolidated Balance Sheets.
Fair Value Measurements Using Significant Unobservable Inputs
The following table presents changes to the Company’s liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Beginning of period	$16,571	$20,076
Amounts settled	(6,177)	(3,127)
Changes in fair value recorded in earnings	1,972	408
Effect of currency translation	81	(786)
End of period	$12,447	$16,571
At December 31, 2023, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 10.0% to 15.0% (weighted average rate of approximately 10.4%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Consolidated Statements of Operations as Acquisition-related and integration items, net.

The following table presents changes to the Company’s liability for acquisition-related contingent consideration during the year ended December 31, 2023 by acquisition (in thousands):

	Balance as of December 31, 2022 (1)	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of December 31, 2023 (1)
Auxilium acquisition	$10,618	$1,041	$(2,165)	$9,494
Lehigh Valley Technologies, Inc. acquisitions	2,300	(91)	(1,209)	1,000
Other	3,653	1,022	(2,722)	1,953
Total	$16,571	$1,972	$(6,096)	$12,447
__________
(1)At December 31, 2023 and December 31, 2022, the balances of the Company’s liability for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, are classified within Liabilities subject to compromise in the Consolidated Balance Sheets.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration during year ended December 31, 2022 by acquisition (in thousands):

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
Nonrecurring Fair Value Measurements
Long-lived assets, goodwill and other intangible assets may be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the year ended December 31, 2023, nonrecurring fair value measurements, which related primarily to certain property, plant and equipment, were not material.
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2022 were as follows (in thousands):

	Fair Value Measurements during the Year Ended December 31, 2022 (1) using:			Total Expense for the Year Ended December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)(3)	—	—	67,082	(288,701)
Certain property, plant and equipment	—	—	—	(9,045)
Total	$—	$—	$67,082	$(297,746)
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
(3)The Company also performed fair value measurements in connection with its goodwill tests. Refer to Note 11. Goodwill and Other Intangibles for additional information on goodwill and other intangible asset impairment tests, including information about the valuation methodologies used.
NOTE 8. INVENTORIES
Inventories consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Raw materials (1)	$103,336	$105,975
Work-in-process (1)	29,827	43,057
Finished goods (1)	112,854	125,467
Total	$246,017	$274,499
__________
(1)The components of inventory shown in the table above are net of allowances.

Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At December 31, 2023 and December 31, 2022, $29.7 million and $23.0 million, respectively, of noncurrent inventory was included in Other assets in the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, the Company’s Consolidated Balance Sheets included approximately $2.7 million and $5.8 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
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
Our most significant lease is for our Malvern, Pennsylvania location. The term of the lease is through 2024.
We are party to certain sublease arrangements, primarily related to our real estate leases, where we act as the lessee and intermediate lessor. For example, we sublease portions of our Malvern, Pennsylvania facility through a sublease arrangement ending in 2024, with certain limited early termination options.

The following table presents information about the Company’s right-of-use assets and lease liabilities at December 31, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Line Items	December 31, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$23,033	$28,070
Finance lease right-of-use assets	Property, plant and equipment, net	18,668	26,761
Total right-of-use assets		$41,701	$54,831
Operating lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current operating lease liabilities	Current portion of operating lease liabilities	$956	$903
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	4,132	5,129
Total operating lease liabilities		$5,088	$6,032
Finance lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Noncurrent finance lease liabilities	Other liabilities	$1,386	$1,392
Total finance lease liabilities		$1,386	$1,392
Operating and finance leases, amounts classified as Liabilities subject to compromise:
Operating lease liabilities	Liabilities subject to compromise	$20,635	$28,387
Finance lease liabilities	Liabilities subject to compromise	9,981	17,078
Total operating and finance leases classified as Liabilities subject to compromise		$30,616	$45,465
The following table presents information about lease costs and expenses and sublease income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Statement of Operations Line Items	2023	2022	2021
Operating lease cost	Various (1)	$6,811	$10,959	$13,892
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$8,096	$8,479	$9,244
Interest on lease liabilities	Interest expense, net	$781	$1,127	$1,480
Other lease costs and income:
Variable lease costs (2)	Various (1)	$10,913	$11,707	$13,202
Finance lease right-of-use asset impairment charges	Asset impairment charges	$—	$3,063	$—
Sublease income	Various (1)	$(5,616)	$(6,436)	$(3,793)
__________
(1)Amounts are included in the Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cost of revenues	$6,150	$6,189	$11,316
Selling, general and administrative	$13,952	$18,305	$21,013
Research and development	$102	$215	$216
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at December 31, 2023 for each of the five years subsequent to December 31, 2023 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$6,136	$8,037
2025	6,747	896
2026	5,496	895
2027	5,380	895
2028	3,412	299
Thereafter	1,214	8,921
Total future lease payments	$28,385	$19,943
Less: amounts representing interest	2,662	8,576
Present value of future lease payments (lease liabilities, including amounts classified as Liabilities subject to compromise)	$25,723	$11,367
Less: amounts classified as Liabilities subject to compromise	20,635	9,981
Lease liabilities, excluding amounts classified as Liabilities subject to compromise	$5,088	$1,386
The following table provides the weighted average remaining lease term and weighted average discount rates for our leases as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years), weighted based on lease liability balances:
Operating leases	4.7 years	4.9 years
Finance leases	13.4 years	9.9 years
Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Operating leases	6.2%	6.1%
Finance leases	7.3%	7.5%
The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$10,476	$13,152	$14,478
Operating cash payments for finance leases	$1,148	$1,673	$2,256
Financing cash payments for finance leases	$6,733	$6,062	$5,448
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$—	$1,296	$5,807
__________
(1)The amount in 2022 primarily relates to a new lease agreement. The amount in 2021 primarily relates to an increase in lease liabilities and right-of-use assets related to a lease modification.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Land and buildings	$243,679	$239,207
Machinery and equipment	251,895	241,930
Leasehold improvements	41,074	54,388
Computer equipment and software	97,782	92,566
Furniture and fixtures	8,595	9,129
Assets under construction	197,670	142,560
Total property, plant and equipment, gross	$840,695	$779,780
Less: accumulated depreciation	(364,455)	(341,466)
Total property, plant and equipment, net	$476,240	$438,314
Depreciation expense was $50.5 million, $54.3 million and $84.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded property, plant and equipment impairment charges totaling $0.5 million, $9.0 million and $2.0 million, respectively. These charges are included in the Asset impairment charges line item in our Consolidated Statements of Operations and primarily reflect the write-off of certain property, plant and equipment.
At December 31, 2023 and December 31, 2022, $226.0 million and $205.2 million of the Company’s Property, plant and equipment, net, representing net book amounts, were located in India. At December 31, 2023 and December 31, 2022, there were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.
NOTE 11. GOODWILL AND OTHER INTANGIBLES
Goodwill
Changes in the carrying amounts of our goodwill for the years ended December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2021	$828,818	$2,368,193	$—	$—	$3,197,011
Goodwill impairment charges	—	(1,845,000)	—	—	(1,845,000)
Goodwill as of December 31, 2022	$828,818	$523,193	$—	$—	$1,352,011
Goodwill as of December 31, 2023	$828,818	$523,193	$—	$—	$1,352,011
The carrying amounts of goodwill at December 31, 2023 and December 31, 2022 are net of the following accumulated impairments (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2022	$855,810	$2,208,000	$3,142,657	$513,211	$6,719,678
Accumulated impairment losses as of December 31, 2023	$855,810	$2,208,000	$3,142,657	$525,244	$6,731,711

Other Intangible Assets
Changes in the amounts of other intangible assets for the year ended December 31, 2023 are set forth in the table below (in thousands).

Cost basis:	Balance as of December 31, 2022	Acquisitions	Other (1)	Effect of Currency Translation	Balance as of December 31, 2023
Licenses (weighted average life of 14 years)	$442,107	$—	$(10,000)	$—	$432,107
Tradenames	6,409	—	—	—	6,409
Developed technology (weighted average life of 12 years)	5,920,021	—	—	5,641	5,925,662
Total other intangibles (weighted average life of 12 years)	$6,368,537	$—	$(10,000)	$5,641	$6,364,178

Accumulated amortization:	Balance as of December 31, 2022	Amortization	Other (1)	Effect of Currency Translation	Balance as of December 31, 2023
Licenses	$(424,508)	$(4,576)	$10,000	$—	$(419,084)
Tradenames	(6,409)	—	—	—	(6,409)
Developed technology	(4,204,685)	(251,357)	—	(4,760)	(4,460,802)
Total other intangibles	$(4,635,602)	$(255,933)	$10,000	$(4,760)	$(4,886,295)
Net other intangibles	$1,732,935				$1,477,883
__________
(1)Other adjustments relate to the removal of certain fully amortized intangible assets.
Amortization expense for the years ended December 31, 2023, 2022 and 2021 totaled $255.9 million, $337.3 million and $372.9 million, respectively. Amortization expense is included in Cost of revenues in the Consolidated Statements of Operations. For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2023 is as follows (in thousands):

2024	$246,050
2025	$232,930
2026	$209,784
2027	$134,322
2028	$112,476
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
Annual Goodwill Impairment Tests
The Company performed its annual goodwill impairment tests as of October 1, 2023, 2022 and 2021. For the purposes of these annual tests, the Company had two reporting units with goodwill: Branded Pharmaceuticals and Sterile Injectables. The discount rates used for the Branded Pharmaceuticals reporting units in these annual tests were 14.5%, 15.0% and 14.5%, respectively, and the discount rates used for the Sterile Injectables reporting units in these annual tests were 14.5%, 19.5% and 11.0%, respectively.

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
We did not record any other goodwill impairment charges as a result of our October 1, 2023, 2022 and 2021 annual impairment tests.
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
When performing these goodwill impairment tests, we estimated the fair values of our reporting units taking into consideration management’s continued commitment to Endo’s strategic plans and the corresponding projected cash flows. However, when analyzing our aggregated estimated internal valuation of our reporting units as of September 30, 2022 compared to our market capitalization and the aggregate estimated fair value of our debt, as well as the par value and fair value of the Stalking Horse Bid, we made adjustments to reflect certain risks and uncertainties, including those related to the Chapter 11 Cases and the anticipated Sale, into the valuations of our reporting units, primarily through adjustments to the discount rate resulting from an increase in the CSRP, and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $97.0 million, and (ii) the estimated fair value of our Branded Pharmaceuticals reporting unit exceeded the carrying amount by more than 10%. The discount rates used in the September 30, 2022 goodwill tests were 15.0% and 19.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.

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
When performing the goodwill impairment test, we estimated the fair value of our Sterile Injectables reporting unit taking into consideration management’s updated forecasts of projected cash flows, as further discussed above. The updated forecast of projected future cash flows was reduced in comparison to the prior 2022 tests. However, in reducing the cash flows, we believe the level of risk and uncertainty of the cash flows also decreased resulting in a corresponding decrease in the CSRP and, in turn, the discount rate used in the determination of fair value of our Sterile Injectables reporting unit. The discount rate used in the December 31, 2022 goodwill impairment test was 14.5%. We believe this discount rate and the other inputs and assumptions used to estimate fair value were consistent with those that a market participant would have used in light of the degree of risk associated with the most recent estimated future cash flows. Consistent with the goodwill impairment tests performed earlier in 2022, we compared our aggregated estimated internal valuation of our reporting units as of December 31, 2022 to our market capitalization and the aggregate estimated fair value of our debt, as well as the par value and fair value of the Stalking Horse Bid. As a result of the December 31, 2022 test, we determined that there was no impairment of goodwill.
Other Intangible Asset Impairments
With respect to other intangible assets, we did not record an asset impairment charge during the year ended December 31, 2023. We recorded asset impairment charges of $288.7 million and $7.8 million during the years ended December 31, 2022 and 2021, respectively. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability. The amount recorded in 2022 included charges related to the 2022 Restructuring Initiative, as further discussed in Note 5. Restructuring.
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
Nevakar Agreements
In May 2022, we announced that we had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the 2022 Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, we accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Consolidated Statements of Operations.
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

In August 2022, within the ongoing bankruptcy proceedings, the Company filed an adversary proceeding (the Nevakar Litigation) against Nevakar, Inc. and Nevakar Injectables Inc. (collectively, Nevakar) to enforce: (i) a 2018 development, license and commercialization agreement (the 2018 Nevakar Agreement) and (ii) the 2022 Nevakar Agreement. In September 2022, Nevakar filed counterclaims against the Company. In December 2022, the Company and Nevakar reached a settlement with respect to the Nevakar Litigation (the Nevakar Settlement) subject to Bankruptcy Court approval. The Nevakar Settlement provided for the amendment (the Nevakar Amendment) of the 2018 Nevakar Agreement to revoke the Company’s license of two products covered by the 2018 Nevakar Agreement, modify the Company’s license to the remaining three products covered by the 2018 Nevakar Agreement to reduce the royalty owed to Nevakar, terminate any obligations of the Company to make payments to Nevakar upon achievement of contingent milestones and eliminate Nevakar’s ability to terminate the remaining licenses for the Company’s breach or material breach. The Nevakar Settlement also provided that the Company and Nevakar would agree to a mutual release of certain claims under both the 2018 Nevakar Agreement and the 2022 Nevakar Agreement. The Nevakar Settlement was approved by the Bankruptcy Court in January 2023. The Nevakar Settlement had no effect on our Consolidated Financial Statements in 2022.
In the first quarter of 2023, the Company concluded that the Nevakar Amendment met the definition of a nonmonetary exchange. The Nevakar Amendment did not result in the sale or acquisition of additional rights by the Company. The Company determined that the estimated value of the product rights revoked is approximately equal to the estimated reduction in the future royalty costs associated with the three products retained. There was no carrying value associated with the revoked product rights as the associated payments to Nevakar were previously expensed as Acquired in-process research and development. Based on these factors, the Nevakar Amendment had no effect on our Consolidated Financial Statements for the year ended December 31, 2023.
TLC Agreement
In June 2022, we announced that we had entered into an agreement with TLC to commercialize TLC599 (the TLC Agreement). We are accounting for the agreement as an asset acquisition. During the second quarter of 2022, we made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Consolidated Statements of Operations. On October 13, 2023, we commenced an adversary proceeding against TLC in the Bankruptcy Court. Due to the commercially sensitive nature of the dispute, the complaint initiating such proceeding has been filed under seal and is not publicly available. In February 2024, the parties to the adversary proceeding have informed the Bankruptcy Court that they are finalizing a settlement and expect to file a motion related to that settlement in the near future. As of the date of this report no motion has been filed.
NOTE 13. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At December 31, 2023, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	December 31, 2023	December 31, 2022	$ Change	% Change
Contract assets (1)	$11,387	$8,193	$3,194	39%
Contract liabilities (2)	$3,534	$4,099	$(565)	(14)%
__________
(1)At December 31, 2023 and December 31, 2022, approximately $2.1 million and $1.5 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both December 31, 2023 and December 31, 2022, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the year ended December 31, 2023, approximately $0.6 million of revenue was recognized that was included in the contract liability balance at December 31, 2022.
During the year ended December 31, 2023, we recognized revenue of $20.3 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts payable	$94,735	$109,033
Returns and allowances	119,577	160,619
Rebates	105,428	167,516
Other sales deductions	3,212	7,116
Accrued payroll and related benefits	81,145	95,666
Accrued royalties and other distribution partner payables	35,856	24,072
Other (1)	97,783	123,161
Total	$537,736	$687,183
__________
(1)Amounts include a wide variety of accrued expenses, the most significant of which relate to accrued legal and other professional fees.
The decrease in the Returns and allowances, Rebates and Other sales deductions accruals are primarily due to changes in gross sales and customer mix, as well as other factors. The decrease in the Other accrued expense category, inclusive of accrued legal and other professional fee accruals, is primarily a result of timing of payments. Refer to Note 2. Bankruptcy Proceedings for additional information about certain professional fees recognized during our bankruptcy proceedings.
The amounts in the table above do not include amounts classified as Liabilities subject to compromise in our Consolidated Balance Sheets. Refer to Note 2. Bankruptcy Proceedings for additional information about Liabilities subject to compromise.
NOTE 15. DEBT
The following table presents information about the Company’s total indebtedness at December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023			December 31, 2022
	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (2)
5.375% Senior Notes due 2023	5.38%	$6,127	$6,127	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023	6.00%	56,436	56,436	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024	6.88%	300,000	300,000	6.88%	300,000	286,375
6.00% Senior Notes due 2025	6.00%	21,578	21,578	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027	8.50%	2,015,479	2,015,479	8.50%	2,015,479	1,894,774
9.50% Senior Secured Second Lien Notes due 2027	9.50%	940,590	940,590	9.50%	940,590	940,590
6.00% Senior Notes due 2028	6.00%	1,260,416	1,260,416	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029	7.13%	1,295,000	1,295,000	7.13%	1,295,000	1,230,799
Term Loan Facility	14.50%	1,975,000	1,975,000	13.50%	1,975,000	1,871,894
Revolving Credit Facility	12.00%	277,200	277,200	11.00%	277,200	265,728
Total (3)		$8,147,826	$8,147,826		$8,147,826	$7,834,717
__________
(1)As noted below, beginning on the Petition Date, we ceased recognition of interest expense related to all of our debt instruments and began to incur “adequate protection payments” (further discussed below) related to our First Lien Debt Instruments (representing all of our debt instruments except for our senior unsecured notes and the 9.50% Senior Secured Second Lien Notes due 2027). The December 31, 2023 and December 31, 2022 “effective interest rates” included in the table above represent the rates in effect on such dates used to calculate: (i) future adequate protection payments related to our First Lien Debt Instruments and (ii) future contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and, with respect to our First Lien Debt Instruments, without consideration of any reductions related to adequate protection payments made through such date, if applicable.
(2)The December 31, 2023 and December 31, 2022 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments. During the third quarter of 2022, in accordance with ASC 852, we adjusted the carrying amounts of all unsecured and potentially undersecured debt instruments to equal the expected amount of the allowed claim by expensing (within Reorganization items, net in the Consolidated Statements of Operations) $89.2 million of previously deferred and unamortized costs associated with these instruments. The December 31, 2023 carrying amounts of our First Lien Debt Instruments are further discussed below. The December 31, 2022 carrying amounts of our First Lien Debt Instruments reflect reductions for certain adequate protection payments made since the Petition Date.

(3)As of December 31, 2023 and December 31, 2022, the entire carrying amount our debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in the Liabilities subject to compromise line in the Consolidated Balance Sheets.
General Information
The Company and its subsidiaries, with certain customary exceptions, guarantee or serve as issuers or borrowers of the debt instruments representing substantially all of the Company’s indebtedness at December 31, 2023. The obligations under: (i) the 5.875% Senior Secured Notes due 2024; (ii) the 7.50% Senior Secured Notes due 2027; (iii) the 6.125% Senior Secured Notes due 2029; and (iv) the Credit Agreement and related loan documents are secured on a pari passu basis by a first priority lien (subject to certain permitted liens) on the collateral securing such instruments, which collateral represents substantially all of the assets of the issuers or borrowers and guarantors party thereto (subject to customary exceptions). The obligations under the 9.50% Senior Secured Second Lien Notes due 2027 are secured by a second priority lien (subject to certain permitted liens) on, and on a junior basis with respect to, the collateral securing the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027 and the 6.125% Senior Secured Notes due 2029 and the related guarantees. Our senior unsecured notes are unsecured and effectively subordinated in right of priority to the obligations under the Credit Agreement, the 5.875% Senior Secured Notes due 2024, the 7.50% Senior Secured Notes due 2027, the 9.50% Senior Secured Second Lien Notes due 2027 and the 6.125% Senior Secured Notes due 2029, in each case to the extent of the value of the collateral securing such instruments.
The aggregate estimated fair value of the Company’s long-term debt, which was determined based on Level 2 quoted market price inputs for the same or similar debt issuances, was $4.1 billion and $4.9 billion at December 31, 2023 and December 31, 2022, respectively.
Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement (as amended from time to time, the Credit Agreement), which provides for: (i) a $1,000.0 million senior secured revolving credit facility (the Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). Current amounts outstanding as of December 31, 2023 under the Credit Facilities are set forth in the table above.
Principal payments on the Term Loan Facility equal to 0.25% of the initial $2,000.0 million principal amount are generally payable quarterly, beginning on June 30, 2021 and extending until the Term Loan Facility’s maturity date in March 2028, at which time the remaining principal amount outstanding is payable. Based on the Company’s borrowings under the Revolving Credit Facility outstanding at December 31, 2023, $74.6 million generally matures in 2024, with the remainder generally maturing in 2026.
Borrowings under the Revolving Credit Facility bear interest, at the borrower’s election, at a rate per annum equal to: (i) an applicable margin between 1.50% and 3.00% depending on the Company’s Total Net Leverage Ratio plus the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) an applicable margin between 0.50% and 2.00% depending on the Company’s Total Net Leverage Ratio plus the Alternate Base Rate (as defined in the Credit Agreement). In addition, borrowings under our Term Loan Facility bear interest, at the borrower’s election, at a rate per annum equal to: (i) 5.00% plus the Adjusted LIBO Rate, subject to a London Interbank Offered Rate (LIBOR) floor of 0.75%, or (ii) 4.00% plus the Alternate Base Rate, subject to an Alternate Base Rate floor of 1.75%. Interest on these instruments is generally payable at the end of each interest period but at least every three months. The Credit Agreement includes provisions for a transition to an alternative benchmark rate other than LIBOR, which would have been effective upon notification from the applicable administrative agent. As a result of the ongoing Chapter 11 Cases, discussed in more detail below, the Company is not currently making scheduled interest payments under the Credit Agreement and therefore no notification was received, or required, from the administrative agent regarding the shift of the benchmark rate.
The foregoing summary, which does not purport to be complete, is based on the terms of the Credit Agreement. Refer to the “Covenants, Events of Default and Bankruptcy-Related Matters” section below for a discussion of the effects of the ongoing bankruptcy proceedings and the related event of default on the Credit Facilities.
Senior Notes and Senior Secured Notes
The terms of the various senior notes and senior secured notes outstanding as of December 31, 2023 include maturities between 2023 and 2029. Interest on these notes is generally payable semiannually in arrears. The indentures governing these notes generally allow for redemption prior to maturity, in whole or in part, subject to certain restrictions and limitations described therein. The foregoing summary, which does not purport to be complete, is based on the terms of the indentures governing our various senior notes and senior secured notes. Refer to the “Covenants, Events of Default and Bankruptcy-Related Matters” section below for a discussion of the effects of the ongoing bankruptcy proceedings and the related event of default on our various senior notes and senior secured notes.
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
The transactions contemplated by the amended RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. Because the Company has not yet obtained approval by the Bankruptcy Court regarding such transactions, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all secured and unsecured debt instruments have been classified as Liabilities subject to compromise in our Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, and we ceased the recognition of interest expense related to these instruments as of the Petition Date. During the years ended December 31, 2023 and 2022, we did not recognize approximately $638 million and $231 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.
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

The rates in the foregoing bullet points, which are used to calculate any applicable adequate protection payments, are expressed as a percentage of the contractual principal amounts outstanding without consideration of any reductions related to adequate protection payments. On a cumulative basis through December 31, 2023, we made the following adequate protection payments pursuant to the Cash Collateral Order:
•$43.5 million with respect to the Revolving Credit Facility;
•$379.7 million with respect to the Term Loan Facility; and
•$482.7 million with respect to the applicable senior secured notes.
Adequate protection payments have generally been recorded as a reduction of the carrying amount of the respective First Lien Debt Instruments, which are classified as Liabilities subject to compromise. This accounting treatment is due to the aforementioned uncertainties with respect to the ultimate outcome of the bankruptcy proceedings which creates uncertainties surrounding the holders of First Lien Debt Instruments ability to recover, in full, the amount of outstanding principal associated with those instruments. Accordingly, from the Petition Date and through the third quarter of 2023, the carrying amounts of the respective First Lien Debt Instruments were reduced by the amount of adequate protection payments made. In December 2023, the Plan and related disclosure statement were filed with the Bankruptcy Court, which included for the first time, among other things, the estimated allowed claims with respect to outstanding debt obligations. As a result, we adjusted the carrying amount of all unsecured and potentially undersecured debt obligations at December 31, 2023 to equal the expected amount of the allowed claim as detailed in the Plan, resulting in an adjustment of approximately $905.9 million to Liabilities subject to compromise and a corresponding expense recognized within Reorganization items, net in the Consolidated Statements of Operations. As further discussed in Note 2. Bankruptcy Proceedings, on January 12, 2024, the Bankruptcy Court entered an order conditionally approving our disclosure statement. Certain of the adequate protection payments may later be characterized as interest expense depending upon certain developments in the Chapter 11 Cases.
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
Debt Financing Transactions
Set forth below are certain disclosures relating to debt financing transactions that occurred during the years ended December 31, 2023, 2022 and 2021.
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

During the first quarter of 2021, the Company also incurred $2.1 million of new costs and fees associated with the extension of the Revolving Credit Facility, which were initially deferred to be amortized as interest expense over the new term of the Revolving Credit Facility. The deferred amounts were being amortized as interest expense until the initiation of our bankruptcy proceedings during the third quarter of 2022, at which time the remaining unamortized costs were expensed as Reorganization items, net in the Consolidated Statements of Operations.
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
Maturities
As noted above, the initiation of our bankruptcy proceedings constituted an event of default that accelerated our obligations under substantially all of our then-outstanding debt instruments. The following table presents, as of December 31, 2023, for each of the five fiscal years subsequent to December 31, 2023, the stated maturities on our long-term debt that would have been applicable if not for such acceleration (in thousands):

Maturities (1)
2024 (2)	$394,600
2025	$41,578
2026 (2)	$222,600
2027	$2,976,069
2028	$3,125,416
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
(2)Based on the Company’s borrowings under the Revolving Credit Facility that were outstanding at December 31, 2023, $74.6 million would have matured in 2024, with the remainder maturing in 2026.
As discussed above, as a result of the Chapter 11 Cases, since the Petition Date, we have not made, and we are not currently making, any scheduled principal or interest payments on the Credit Facilities or our various senior notes and senior secured notes. Therefore, the timing and amount of any future principal and interest payments is uncertain. The table above excludes $30.0 million of principal outstanding on our Term Loan Facility that, pursuant to the terms of the Credit Agreement, matured on or before December 31, 2023 but has not yet been paid as a result of the Chapter 11 Cases. Additionally, the table above excludes $62.6 million of principal outstanding on our 5.375% Senior Notes due 2023 and 6.00% Senior Notes due 2023 that matured on or before December 31, 2023 but has not yet been paid as a result of the Chapter 11 Cases.
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
U.S. Government Cooperative Agreement
In November 2021, we entered into a cooperative agreement with the U.S. Department of Defense (DoD), pursuant to an interagency agreement with the U.S. Department of Health and Human Service (HHS) whereby the DoD provided contracting support to HHS during the COVID-19 pandemic. The cooperative agreement with the DoD concluded in the third quarter of 2023 and a new cooperative agreement with HHS, containing substantially the same terms, was simultaneously executed. The purpose of the original cooperative agreement with the DoD, and subsequently the cooperative agreement with HHS, is to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan plant to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation (the U.S. Government Cooperative Agreement). The U.S. Government Cooperative Agreement is part of the U.S. government’s efforts, authorized under the Defense Production Act, to address potential vulnerabilities in critical product supply chains and strengthen the advancement of domestic manufacturing capabilities critical to the national defense, including essential medicines production.
Under the terms of the U.S. Government Cooperative Agreement, our Rochester facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (BSL) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense. Certain qualifying costs are eligible for reimbursement by the U.S. government under a cost share arrangement, generally within 30 days of us submitting requests for reimbursement. The Company must generally incur the costs before subsequently seeking reimbursement of qualifying costs from the U.S. government. Amounts reimbursed are subject to audit and may be recaptured by the U.S. government in certain circumstances.
Construction is currently in progress. During the years ended December 31, 2023 and December 31, 2022, we incurred costs of approximately $52.9 million and $39.0 million, respectively, associated with the U.S. Government Cooperative Agreement. The following table summarizes certain information about the activity under the U.S. Government Cooperative Agreement at December 31, 2023 and December 31, 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
Cumulative grant proceeds received to reimburse asset construction	$58,032	$18,635
Capex reimbursement receivable, included in Accounts receivable, net	5,514	7,856
Cumulative amounts applied against assets placed in service (1)	(18,922)	—
Total deferred grant income (2)	$44,624	$26,491

Assets under construction, gross	$58,359	$34,950
Assets placed in service, gross	24,898	—
Endo's portion of costs included in Property, plant and equipment, net	(19,711)	(8,459)
Cumulative amounts applied against assets placed in service (1)	(18,922)	—
Total deferred grant income (2)	$44,624	$26,491
__________
(1)During 2023, a portion of the facility constructed under the U.S. Government Cooperative Agreement was placed into service. Consistent with our policy election, discussed in Note 3. Summary of Significant Accounting Policies, we have deducted the corresponding grant reimbursement from Property, plant and equipment, net when the asset was placed in service.
(2)At December 31, 2023 and 2022, this amount, representing the reimbursable portion of costs included in assets under construction is included in Other liabilities in our Consolidated Balance Sheets.
Approximately $1.3 million and $1.0 million has been charged to expense, including depreciation for assets placed into service, during the years ended December 31, 2023 and 2022, respectively, with the majority of such expense included within Selling, general and administrative expenses and Cost of revenues in our Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, these amounts are net of approximately $4.1 million and $3.1 million, respectively, representing the reimbursable portion of costs incurred.
Amounts included in our Consolidated Financial Statements as of and for the year ended December 31, 2021 were not material.
We estimate that approximately three-quarters of our expected capital expenditures related to this agreement, as well as the corresponding reimbursements from the U.S. government, have occurred through December 31, 2023. We anticipate that facility readiness will occur in 2025, but there can be no assurance this will occur.

The new sterile fill-finish manufacturing assets will be available to support our future commercial operations, subject to the U.S. government’s conditional priority access and certain preferred pricing obligations under the U.S. Government Cooperative Agreement. The U.S. government will have conditional priority access to the facility for an initial period of ten years from the completion of the expansion project, which could be extended in the future after good faith negotiation and on commercially reasonable terms and conditions. Specifically, the U.S. government (or a third-party U.S. government supporting entity) will have priority access to utilize the new sterile fill-finish manufacturing assets for the production of a medical countermeasure if a determination is made in writing by the Secretary of HHS that the priority access is needed to respond to a disease, health condition or other threat to the public health that causes a public health emergency or a credible risk of such an emergency. The U.S. Government Cooperative Agreement also contemplates the establishment of separate supply agreements to be negotiated in good faith on mutually-acceptable commercially reasonable terms. Refer to Note 3. Summary of Significant Accounting Policies for additional information about our accounting for the U.S. Government Cooperative Agreement.
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
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. For example, we do not have insurance sufficient to satisfy all of the opioid claims that have been made against us. We also generally no longer have product liability insurance to cover claims in connection with the mesh-related litigation described herein. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs. Finally, as set forth in the stipulation filed with the Bankruptcy Court on March 24, 2023 (see Note 2. Bankruptcy Proceedings), our ability to access certain insurance proceeds may be impacted by the resolution reached with the UCC.

As of December 31, 2023, our accrual for loss contingencies totaled $2,431.5 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products, which we have not sold since March 2016. Although we believe there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of December 31, 2023, our entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Consolidated Balance Sheets and recorded at the expected allowed claim amount, even if they may ultimately be settled for different amounts. As a result of the automatic stay under the Bankruptcy Code and the uncertain treatment of these liabilities pursuant to a chapter 11 plan or otherwise, the timing and amount of payment, if any, related to the amounts accrued for loss contingencies is uncertain.
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
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the year ended December 31, 2023 (in thousands):

	Mesh Qualified Settlement Funds	Mesh Liability Accrual (1)
Balance as of December 31, 2022	$50,339	$222,972
Additional charges	—	495
Cash distributions to settle disputes from Qualified Settlement Funds	(2,279)	(2,279)
Other (2)	1,404	1,404
Balance as of December 31, 2023	$49,464	$222,592
__________
(1)As of December 31, 2023 and December 31, 2022, the entire accrual is classified as Liabilities subject to compromise in the Consolidated Balance Sheets.

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
As of December 31, 2023, the Company has made total cumulative mesh liability payments of approximately $3.6 billion, $49.5 million of which remains in the QSFs as of December 31, 2023. In light of the filing of petitions for relief under the Bankruptcy Code, we do not expect to make new payments under previously executed mesh settlement agreements within the next 12 months. As funds are disbursed out of the QSFs from time to time, the liability accrual will be reduced accordingly with a corresponding reduction to restricted cash and cash equivalents.
In June 2023, the Company filed a motion in the Bankruptcy Court seeking: (i) confirmation that the automatic stay does not apply to certain distributions to mesh claimants under the QSFs and (ii) authorization to request the return of the QSF funds to relevant parties (the QSF Motion). In July 2023, the Bankruptcy Court entered an order confirming that the automatic stay does not apply to certain distributions from QSFs for mesh claimants for whom the Company does not have a reversionary interest, as scheduled in the QSF Motion, and authorizing the Company to request the return of the QSF funds for the mesh claimants who did not object to the QSF Motion. Objecting mesh claimants have until March 14, 2024 to file a formal objection to the QSF Motion, unless otherwise agreed by the Company and such claimants and approved by the Bankruptcy Court. Any such objections are currently scheduled to be heard by the Bankruptcy Court on March 21, 2024.
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
The resolution reached with the UCC contemplates the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain mesh claimants. Additionally, on April 13, 2023, the Purchaser and the FCR filed a resolution with the Bankruptcy Court that contemplates that the Future PI Trust will allocate an aggregate amount of $0.5 million to eligible future mesh claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. As previously noted, the Plan is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser contemplated by the Plan, or the establishment and funding of the trusts contemplated under the Plan, will actually occur. Additionally, similar matters to the foregoing may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred.
Although the Company believes it has appropriately estimated the allowed claim amount associated with all mesh-related matters as of the date of this report, it is reasonably possible that adjustments to our overall liability accrual may be required. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against us and/or certain of our subsidiaries, including EHSI, EPI, PPI, PPCI, Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, PSP LLC and in Canada, Paladin and EVU, as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of our products. As of February 28, 2024, pending cases in the U.S. of which we were aware include, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications.

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
The Plan provides for the establishment by the Debtors of opioid trusts, and other forms of funding, for the benefit of certain public, tribal and private present and future opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In particular, under the RSA (as amended), the opioid trusts would be funded over a period of ten years (subject to prepayment mechanics), with up to a total of approximately $613 million to be distributed to eligible claimants, and the opioid school district recovery trust would be funded, over a period of two years, with up to $3 million to be distributed to public school districts that elect to participate in such initiative. Under the proposed public claimant opioid trust, states which previously entered into settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received under the prior settlement agreement(s), net of the amounts allocated to them by the trust, and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. As previously noted, the Plan is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed transactions contemplated by the Plan to the Purchaser, and the funding of the opioid trusts and the opioid school district recovery trust (including the trusts for certain future opioid claimants), will actually occur.

Although the proposed opioid trusts and opioid school district recovery trust were initially contemplated to be funded by the Purchaser in connection with the standalone Sale, and not by the Company or any of its subsidiaries, we previously concluded that these proposed funding amounts, which are now reflected in the Plan, represent the Company’s best estimate of the allowed claims related to the contingencies associated with various opioid claims against the Company and its subsidiaries. As such, during the third quarter of 2022, we recorded charges of approximately $419 million to adjust our aggregate opioid liability accrual to approximately $550 million based on the terms set forth in the public opioid trust term sheet attached to the original RSA. In March 2023, the Ad Hoc First Lien Group (and Purchaser) reached certain resolutions in principle with both the UCC and OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023 (and discussed in additional detail under “Resolutions in the Chapter 11 Cases” in Note 2. Bankruptcy Proceedings), are supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amount for the proposed voluntary private opioid trust. In addition, the Ad Hoc First Lien Group agreed to a $15 million increase to the funding amount for the proposed voluntary public opioid trust. The agreement to increase the funding amount for the proposed voluntary private opioid trust was announced prior to the filing of the Annual Report on Form 10-K for the year ended December 31, 2022; accordingly, we recorded an additional charge of $34 million in the fourth quarter of 2022 to increase our aggregate opioid liability accrual to approximately $584 million. The agreement to increase the funding amount for the proposed voluntary public opioid trust was not announced until after the filing of the Annual Report on Form 10-K for the year ended December 31, 2022. Therefore, we recorded an additional charge of $15 million in the first quarter of 2023 to increase our aggregate opioid liability accrual to approximately $599 million. On July 13, 2023, the Purchaser and the FCR filed with the Bankruptcy Court both a term sheet for a proposed resolution among such parties (the FCR Term Sheet) and an amended term sheet for the proposed voluntary private opioid trust. The resolution with the FCR provides that, in exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund a trust of $11.5 million to be established for the benefit of certain future opioid claimants. The amended term sheet for the proposed voluntary private opioid trust provides for a $0.5 million increase to the funding amount for the proposed voluntary private opioid trust. Accordingly, we recorded an additional charge of $12 million in the second quarter of 2023 to increase our aggregate opioid liability to approximately $611 million. In August 2023, the Purchaser and the Public School District Creditors filed with the Bankruptcy Court a term sheet for a proposed resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund an opioid school district recovery trust up to $3 million for the purpose of funding opioid abuse/misuse abatement or remediation programs to be implemented by the Public School District Creditors. In September 2023, the Purchaser and the Canadian Provinces filed with the Bankruptcy Court a term sheet for a proposed resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and the Company and its affiliates, the Purchaser will agree to fund a voluntary trust of approximately $7 million to be established for the benefit of the Canadian Provinces. Accordingly, we recorded an additional charge of approximately $10 million in the third quarter of 2023 to increase our aggregate opioid liability to approximately $621 million. In December 2023, in connection with the Plan, state opioid claimants agreed to decrease the gross amount of the initial public opioid trust settlement by approximately $5 million in exchange for certain prepayment rights. In February 2024, the resolutions reached with the DOJ with respect to claims filed in the Chapter 11 Cases by the U.S. Government provides that the U.S. Government will have in connection with its opioid-related criminal and civil investigations of certain of the Debtors: (i) an allowed, general unsecured claim in the amount of $1,086 million in connection with a criminal fine arising from a plea agreement entered into by EHSI and; (ii) an allowed, general unsecured claim in the amount of approximately $476 million in connection with a civil settlement agreement entered into by EHSI. Accordingly, we recorded an additional charge of approximately $1,557 million in the fourth quarter of 2023 to increase our aggregate opioid liability to approximately $2,178 million. These liabilities represent the Company’s best estimate of the allowed claims related to the contingencies associated with various opioid claims against the Company and its subsidiaries.
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
•In January 2018, EPI received a federal grand jury subpoena from the U.S. District Court for the Southern District of Florida (S.D. Florida) seeking documents and information related to OPANA® ER, other oxymorphone products and marketing of opioid medications. S.D. Florida’s investigation is contemplated to be resolved in accordance with Endo’s resolution with the DOJ.

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
At various times, certain MDL plaintiffs appealed the MDL court’s various orders and judgments. These appeals generally remain pending with briefing expected in 2024, although PPI has been dismissed from certain of them and the Eleventh Circuit has stayed any appeals as to PPI due to the PPI bankruptcy.
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

The resolution reached with the UCC contemplates the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain ranitidine claimants. As previously noted, the Plan is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed transactions contemplated by the Plan, and the funding of the voluntary ranitidine claims-related sub-trust by the Purchaser, will actually occur. Additionally, similar matters to the foregoing matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The resolution reached with the UCC contemplates the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain holders of generic drug pricing claims. As previously noted, the Plan is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed transactions contemplated by the Plan, and the funding of the voluntary generic drug pricing claims-related sub-trust by the Purchaser, will actually occur. Additionally, similar investigations to the foregoing may be brought by others or the foregoing matters may be expanded or result in litigation. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Beginning in June 2020, multiple complaints were filed against Jazz and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; Aetna Inc. (Aetna) filed a similar case in May 2022 in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action. As of the Petition Date, the claims against PPI became subject to the automatic stay. In December 2022, the California state court overseeing the Aetna action granted the motion to quash for lack of personal jurisdiction and, in January 2023, Aetna filed an amended complaint that did not name PPI as a defendant.
In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals USA Inc., EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda Pharmaceuticals USA Inc. and PPI, with respect to an authorized generic, was in effect an output restriction conspiracy; the plaintiffs asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In November 2021, the plaintiffs dismissed all claims against EPI and in December 2021, the court dismissed the complaint for failure to state a claim. In January 2022, the plaintiffs filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. As of the Petition Date, the claims against PPI became subject to the automatic stay. In September 2022, the plaintiffs voluntarily dismissed all claims against PPI with prejudice, and PPI agreed to provide certain limited discovery as a non-party. In March 2023, the court denied the plaintiffs’ motion for class certification. In April 2023, the court authorized the filing of an amended complaint adding certain additional plaintiffs and combining the litigation with the proceedings from which PPI was dismissed; the amended complaint named PPI as a defendant. In September 2023, the court entered an order dismissing the case.
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
To the extent unresolved, and in the event the stays in place were to be lifted, we will continue to vigorously defend the foregoing matters and to explore other options as appropriate in our best interests. The resolution reached with UCC contemplates the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which shall be established for the benefit of certain antitrust claimants. As previously noted, the Plan is subject to the approval of the Bankruptcy Court and therefore there is no guarantee that the proposed sale transaction to the Purchaser contemplated by the Plan, and the funding of the voluntary antitrust claims-related sub-trust by the Purchaser, will actually occur. Additionally, similar matters may be brought by others or the foregoing matters may be expanded. We are unable to predict the outcome of these matters or to estimate the possible range of any additional losses that could be incurred. Adjustments to the expected amount of the allowed claim may be required in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Patent Matters
In January 2023, PSP LLC, PPI and EPIC received a notice letter from Baxter Healthcare Corporation (Baxter) pursuant to 505(b)(3)(B)-(D) of the FFDCA of its New Drug Application (NDA) submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths. In March 2023, PSP LLC, PPI and EPIC filed a complaint against Baxter in the U.S. District Court for the District of Delaware asserting infringement of three patents. These patents are not listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book); therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Baxter’s NDA. On October 4, 2023, PSP LLC, PPI and EPIC filed a motion for a preliminary injunction/temporary restraining order after the FDA approved Baxter’s NDA in late September 2023. The preliminary injunction hearing was held on October 27, 2023. On November 3, 2023, the magistrate judge issued a report and recommendation recommending the court: (i) deny the motion for preliminary injunction/temporary restraining order; and (ii) deny Baxter’s motion for judgment on the pleadings. The District Court has not yet entered its final order.
In September 2023, PSP LLC, PPI and EPIC received a notice letter from Long Grove Pharmaceuticals, LLC (Long Grove) pursuant to 505(b)(3)(B)-(D) of the FFDCA of its NDA submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml, 40 units/100 ml, and 50 units/50ml strengths. In December 2023, PSP LLC, PPI and EPIC filed a complaint against Long Grove in the U.S. District Court for the District of Delaware asserting infringement of two patents. These patents are not listed in the Orange Book; therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Long Grove’s NDA.
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
NOTE 17. OTHER COMPREHENSIVE INCOME (LOSS)
During the years ended December 31, 2023, 2022 and 2021 and 2022, there were no tax effects allocated to any component of Other comprehensive income (loss) and there were no reclassifications out of Accumulated other comprehensive loss. Substantially all of the Company’s Accumulated other comprehensive loss balances at December 31, 2023 and December 31, 2022 consist of Foreign currency translation loss.
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
In March 2023, in connection with the Company’s ongoing bankruptcy proceedings, the Company took action to reject all outstanding award agreements associated with stock options and stock awards. In connection with the rejection of these agreements, the Company recorded a charge of approximately $9.2 million during the first quarter of 2023 to recognize all remaining unrecognized compensation cost associated with these agreements.
At December 31, 2023, approximately 21.3 million ordinary shares were reserved for future grants under the 2015 Plan. As of December 31, 2023, stock options, restricted stock awards, PSUs, RSUs, long-term cash incentive awards and certain other cash-based awards have been granted under the stock incentive plans.
Generally, the grant-date fair value of each award was recognized as expense over the requisite service period. However, expense recognition differed in the case of certain PSUs where the ultimate payout was performance-based. For these awards, at each reporting period, the Company generally estimated the ultimate payout and adjusted the cumulative expense based on its estimate and the percent of the requisite service period that elapsed.
Presented below are the components of total share-based compensation as recorded in our Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	2023	2022	2021
Selling, general and administrative expenses	$10,593	$16,019	$23,400
Research and development expenses	107	1,059	1,378
Cost of revenues	540	1,136	5,268
Total share-based compensation expense	$11,240	$18,214	$30,046
As of December 31, 2023, there is no unrecognized compensation cost related to non-vested share-based compensation awards for which a grant date has been established as of December 31, 2023.
Stock Options
From time to time, the Company granted stock options to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with the Company.
Although we have not granted employee stock options since 2018, previous grants have generally vested ratably, in equal amounts, over a three or four-year service period. As of December 31, 2023, there are no remaining stock options outstanding.

We estimated the fair value of stock option grants at the date of grant using the Black-Scholes option-pricing model. This model utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model were based mainly on the historical volatility of the Company’s share price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of grant. We estimated the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors.
A summary of the activity for each of the years ended December 31, 2023, 2022 and 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,916,586	$18.11
Exercised	(82,331)	$7.55
Forfeited	(11,887)	$13.19
Expired	(438,454)	$40.76
Outstanding as of December 31, 2021	6,383,914	$16.70
Expired	(1,304,602)	$20.04
Outstanding as of December 31, 2022	5,079,312	$15.84
Forfeited (1)	(2,854,056)	$14.73
Expired	(2,225,256)	$17.27
Outstanding as of December 31, 2023 (1)	—	$—	—	$—
Vested and expected to vest as of December 31, 2023 (1)	—	$—	—	$—
Exercisable as of December 31, 2023 (1)	—	$—	—	$—
__________
(1)In March 2023, the Bankruptcy Court entered orders authorizing the Company to reject outstanding stock option agreements, restricted stock award agreements and performance award agreements.
The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.1 million. There were no material tax benefits from stock option exercises realized during any of the periods presented above.
Restricted Stock Units and Performance Share Units
From time to time, the Company granted RSUs and PSUs to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with the Company.
As of December 31, 2023, there are no unvested RSUs or PSUs. Previous unvested RSUs were subject to three-year vesting periods, with ratable vesting on the first, second and third anniversaries of the respective grant dates, and unvested PSUs were subject to three-year service periods, after which the awards would vest in full (conditioned upon the achievement of performance and/or market conditions established by the Compensation & Human Capital Committee of the Board and certain continued employment conditions), with the actual number of shares awarded adjusted to between zero and 200% of the target award amount based upon the level of achievement of the performance criteria described below.
No PSUs were awarded in 2023 or 2022. PSUs awarded in 2021 were based upon two discrete measures: relative total shareholder return (TSR) and an adjusted free cash flow performance metric (FCF), each accounting for 50% of the PSUs upon issuance, with TSR performance being measured against the three-year TSR of a custom index of companies and FCF performance being measured against a target covering a three-year performance period. TSR is considered a market condition under applicable authoritative guidance, while FCF is considered performance condition.
RSUs were valued based on the closing price of Endo’s ordinary shares on the date of grant. PSUs with TSR conditions were valued using a Monte-Carlo variant valuation model, while those with FCF conditions were valued taking into consideration the probability of achieving the specified performance goal. The Monte-Carlo variant valuation model used considers a variety of potential future share prices for Endo as well as our peer companies in a selected market index.

A summary of our non-vested RSUs and PSUs for the years ended December 31, 2023, 2022 and 2021 is presented below:

	Number of Shares	Aggregate Intrinsic Value
Non-vested as of December 31, 2020	10,340,279
Granted	4,483,385
Forfeited	(1,302,292)
Vested	(5,380,262)
Non-vested as of December 31, 2021	8,141,110
Granted	280,373
Forfeited	(1,116,960)
Vested	(2,324,696)
Non-vested as of December 31, 2022	4,979,827
Forfeited (1)	(4,960,249)
Vested	(19,578)
Non-vested as of December 31, 2023 (1)	—	$—
Vested and expected to vest as of December 31, 2023 (1)	—	$—
__________
(1)In March 2023, the Bankruptcy Court entered orders authorizing the Company to reject outstanding stock option agreements, restricted stock award agreements and performance award agreements. In connection with the rejection of these agreements, the Company recognized the remaining unrecognized compensation cost associated with these agreements in 2023.
As of December 31, 2023, there was no weighted average remaining requisite service period of the units presented in the table above or remaining unrecognized compensation costs.
The weighted average grant-date fair value of the units granted during the years ended December 31, 2022 and 2021 was $3.21 and $7.39 per unit, respectively.
NOTE 20. OTHER INCOME, NET
The components of Other income, net for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Net gain on sale of business and other assets (1)	$(10,392)	$(26,183)	$(4,516)
Foreign currency loss (gain), net (2)	1,779	(2,087)	1,253
Net (gain) loss from our investments in the equity of other companies (3)	(199)	378	453
Other miscellaneous, net (4)	(876)	(6,162)	(16,964)
Other income, net	$(9,688)	$(34,054)	$(19,774)
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
The components of our Loss from continuing operations before income tax by geography for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
U.S.	$(1,609,064)	$(2,429,315)	$4,792,852
International	(782,860)	(458,787)	(5,339,455)
Total loss from continuing operations before income tax	$(2,391,924)	$(2,888,102)	$(546,603)

Income tax from continuing operations consists of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Current:
U.S. Federal	$44,304	$21,057	$13,649
U.S. State	2,900	1,731	1,491
International	3,956	6,031	10,495
Total current income tax	$51,160	$28,819	$25,635
Deferred:
U.S. Federal	$5,126	$(622)	$118
U.S. State	451	1,065	(564)
International	(875)	(7,746)	(2,711)
Total deferred income tax	$4,702	$(7,303)	$(3,157)
Total income tax	$55,862	$21,516	$22,478
Tax Rate
A reconciliation of income tax from continuing operations at the U.S. federal statutory income tax rate to the total income tax provision from continuing operations for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Notional U.S. federal income tax provision at the statutory rate	$(502,304)	$(606,502)	$(114,787)
State income tax, net of federal benefit	3,283	(9,517)	6,750
Uncertain tax positions	32,191	21,930	42,415
Residual tax on non-U.S. net earnings	(610,200)	(32,257)	(181,739)
Non-deductible goodwill impairment	—	385,459	76,230
Change in valuation allowance	6,449,891	306,497	495,565
Non-deductible expenses	109,629	47,221	25,679
Executive compensation limitation	7,254	5,580	6,215
Equity based compensation	4,522	3,247	2,695
Financing activities (1)	(3,035,598)	73,629	(287,012)
Investment activities (2)	(2,681,806)	(178,018)	(68,943)
Non-deductible legal settlement	279,216	—	14,112
Other	(216)	4,247	5,298
Income tax	$55,862	$21,516	$22,478
__________
(1)The amount in 2023 primarily relates to tax deductible losses associated with receivables in consolidated subsidiaries. The tax benefit is fully offset by an increase to the valuation allowance. The 2022 amount primarily relates to nondeductible foreign currency gains and losses on intercompany debt.
(2)The amounts in 2023 and 2022 primarily relate to tax deductible losses associated with the investment in consolidated subsidiaries. The tax benefit is fully offset by an increase to the valuation allowance.
The change in income tax expense in 2023 compared to 2022, and the change in 2022 income tax expense compared to 2021, primarily relates to an increase in accrued interest on uncertain tax positions and changes in the geographic mix of pre-tax earnings.

Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of the net deferred income tax liability shown on the balance sheets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accrued expenses and reserves	$274,424	$220,415
Deferred interest deduction	492,394	421,552
Fixed assets, intangible assets and deferred amortization	549,715	560,257
Loss on capital assets	4,755	23,511
Net operating loss carryforward	15,478,840	9,214,688
Other	59,145	49,943
Research and development and other tax credit carryforwards	7,402	7,777
Total gross deferred income tax assets	$16,866,675	$10,498,143
Deferred tax liabilities:
Other	$(9,148)	$(3,156)
Investments	(136)	(107)
Intercompany notes	—	(72,286)
Total gross deferred income tax liabilities	$(9,284)	$(75,549)
Valuation allowance	(16,873,639)	(10,436,419)
Net deferred income tax liability	$(16,248)	$(13,825)
As of December 31, 2023, the Company had significant deferred tax assets for tax credits, net operating and capital loss carryforwards, net of unrecognized tax positions, as presented below (in thousands):

Jurisdiction	Amount	Begin to Expire
Ireland	$85,816	Indefinite
Luxembourg	$15,201,302	2034
U.S.:
Federal-ordinary losses	$21,132	2037
Federal-capital losses	$4,010	2024
Federal-tax credits	$9,768	2024
State-ordinary losses	$210,249	2024
State-capital losses	$392	2024
State-tax credits	$3,256	2037
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized.
The Company has recorded a valuation allowance against certain jurisdictional NOL carryforwards and other tax attributes. As of December 31, 2023 and 2022, the total valuation allowance was $16,873.6 million and $10,436.4 million, respectively. During the years ended December 31, 2023 and 2022, the Company increased its valuation allowance by $6.4 billion and $267.1 million, respectively, which was primarily driven by taxable losses in Luxembourg related to investments and financing activities in consolidated subsidiaries. As previously disclosed, the Company concluded that there was substantial doubt about its ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements included in the Second-Quarter 2022 Form 10-Q. The Company considered this in determining that certain net deferred tax assets were no longer more likely than not realizable. As a result, an immaterial increase in valuation allowance on the Company’s net deferred tax assets was recorded in various jurisdictions during the second quarter of 2022.

As of December 31, 2023, the Company had the following significant valuation allowances (in thousands):

Jurisdiction	December 31, 2023
Ireland	$330,465
Luxembourg	$15,201,530
U.S.	$1,328,840
The Company maintains a full valuation allowance against the net deferred tax assets in the U.S., Luxembourg, Ireland and certain other foreign tax jurisdictions as of December 31, 2023. It is possible that in the future there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of these valuation allowances would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings.
We have provided for any applicable income taxes associated with current year distributions, as well as any earnings that are expected to be distributed in the future, in the calculation of the income tax provision. As a result of the bankruptcy filing, we have reassessed our historical indefinite reinvestment assertion with respect to undistributed earnings. Based on that reassessment, we have determined that the undistributed earnings of certain subsidiaries will continue to be indefinitely reinvested. Those entities for which we will continue to assert indefinite reinvestment have an accumulated earnings deficit as of December 31, 2023. No additional provision has been made for Irish and non-Irish income taxes on those undistributed earnings that we are not asserting indefinite reinvestment as no tax is expected to be incurred with respect to those earnings. A liability could arise if our intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. The potential tax implications of unremitted earnings are driven by the facts at the time of the distribution. It is not practicable to estimate the additional income taxes related to indefinitely reinvested earnings or the basis differences related to investments in subsidiaries.
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

As of December 31, 2023, the Company had total UTPs, including accrued interest and penalties, of $680.2 million. If recognized in future years, $295.9 million of such amounts would impact the income tax provision and effective tax rate. As of December 31, 2022, the Company had total UTPs, including accrued interest and penalties, of $646.4 million. If recognized in future years, $251.4 million of such amounts would have impacted the income tax provision and effective tax rate. The following table summarizes the activity related to UTPs during the years ended December 31, 2023, 2022 and 2021 (in thousands):

Unrecognized Tax Positions Federal, State and Foreign Tax
UTP Balance at December 31, 2020	$529,775
Gross additions for current year positions	36,662
Gross reductions for prior period positions	(702)
Gross additions for prior period positions	1,203
Decrease due to lapse of statute of limitations	(475)
Currency translation adjustment	(24)
UTP Balance at December 31, 2021	$566,439
Gross additions for current year positions	20,061
Decrease due to lapse of statute of limitations	(4,451)
Currency translation adjustment	(2,419)
UTP Balance at December 31, 2022	$579,630
Gross additions for current year positions	12,457
Decrease due to lapse of statute of limitations	(186)
Currency translation adjustment	(199)
UTP Balance at December 31, 2023	$591,702
Accrued interest and penalties	88,463
Total UTP balance including accrued interest and penalties	$680,165
The Company records accrued interest and penalties, where applicable, related to uncertain tax positions as part of the provision for income taxes. The cumulative accrued interest and penalties related to uncertain tax positions were $88.5 million and $66.7 million as of December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, the Company recognized net expense of $43.8 million associated with UTPs, primarily related to interest. During the year ended December 31, 2022, the Company recognized net expense of $16.2 million associated with UTPs, primarily related to interest and penalties. During the year ended December 31, 2021, the Company recognized net expense of $10.6 million associated with UTPs, primarily related to interest and penalties. At December 31, 2023 and 2022, the Company’s UTP liability is included in the Consolidated Balance Sheets within Liabilities subject to compromise, Other liabilities and, where appropriate, as a reduction to Deferred tax assets.
Our subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 5 years. Certain subsidiary tax returns are currently under examination by taxing authorities, including U.S. tax returns for the 2006 through 2018 tax years by the IRS.
As a result of the U.S. Government Economic Settlement, it is expected that the amount of UTPs will change during the next 12 months, which is expected to have a material impact on our results of operations and financial position.
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
As of December 31, 2023, we may be subject to examination in the following major tax jurisdictions:

Jurisdiction	Open Years
Canada	2016 through 2023
India	2012 through 2023
Ireland	2016 through 2023
Luxembourg	2015 through 2023
U.S. - federal, state and local	2006 through 2023
Bankruptcy-Related Developments
In connection with our ongoing bankruptcy proceedings, the IRS has filed multiple proofs of claim against several of the Debtors. The total amount of the asserted claims filed by the IRS, which relate to tax years ended 2006 through 2014, 2016 through 2018 and 2020 through 2021, is approximately $18.7 billion. The IRS amended its proof of claims on May 30, 2023 and increased the total amount of approximately $20 billion. A number of the amended claims are in respect of the same proposed tax liability but are filed against multiple subsidiary members of our U.S. consolidated tax groups. After excluding the repetitive claims filed to different members of our U.S. consolidated tax groups, the net claims are approximately $4 billion (the IRS’s initial net claim amount was approximately $2.6 billion). In general, the claims primarily relate to the IRS’s challenges of our historic tax positions discussed above for certain intercompany arrangements, including the level of profit earned by our U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. We disagree with the IRS’s amended claims and, if necessary, intend to contest any additional tax determined to be owed with respect to the claims.
The IRS’s claims and uncertain tax positions related to historical federal income tax positions not specifically challenged by the IRS, as well as certain federal income tax-related claims anticipated to arise during the Chapter 11 Cases and as a result of the consummation of the Plan which is subject to Bankruptcy Court approval, will be resolved in accordance with the U.S. Government Economic Settlement. The claims brought against the Debtors by the IRS will be deemed to be, in part, an allowed, unsubordinated priority claim and, in part, an allowed, unsubordinated general unsecured claim, each in such amount equal to the settlement amounts to be received by the IRS as allocated by the U.S. Government.
NOTE 22. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Numerator:
Loss from continuing operations	$(2,447,786)	$(2,909,618)	$(569,081)
(Loss) income from discontinued operations, net of tax	(2,021)	(13,487)	(44,164)
Net loss	$(2,449,807)	$(2,923,105)	$(613,245)
Denominator:
For basic per share data—weighted average shares	235,219	234,840	232,785
Dilutive effect of ordinary share equivalents	—	—	—
For diluted per share data—weighted average shares	235,219	234,840	232,785
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

The following table presents, for the years ended December 31, 2022 and 2021, outstanding stock options and stock awards that could potentially dilute per share amounts in the future that were not included in the computation of diluted per share amounts because to do so would have been antidilutive (in thousands):

	2022	2021
Stock options	5,453	6,584
Stock awards	5,789	9,256
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

CONDENSED COMBINED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$735,927	$991,901
Restricted cash and cash equivalents	81,806	59,358
Accounts receivable, net	375,613	478,889
Inventories, net	219,230	241,349
Prepaid expenses and other current assets	68,245	111,807
Income taxes receivable	7,715	7,038
Receivables from Non-Debtor Affiliates	100,829	94,608
Total current assets	$1,589,365	$1,984,950
PROPERTY, PLANT AND EQUIPMENT, NET	250,286	233,114
OPERATING LEASE ASSETS	19,002	23,200
GOODWILL	1,352,011	1,352,011
OTHER INTANGIBLES, NET	1,477,883	1,732,935
INVESTMENTS IN NON-DEBTOR AFFILIATES	48,253	50,001
RECEIVABLES FROM NON-DEBTOR AFFILIATES	258,445	240,002
OTHER ASSETS	134,224	126,494
TOTAL ASSETS	$5,129,469	$5,742,707
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$510,697	$654,414
Current portion of operating lease liabilities	248	230
Income taxes payable	181	10
Payables to Non-Debtor Affiliates	14,419	20,162
Total current liabilities	$525,545	$674,816
DEFERRED INCOME TAXES	16,248	13,479
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	750	994
OTHER LIABILITIES	74,223	37,367
LIABILITIES SUBJECT TO COMPROMISE	11,095,868	9,168,782
TOTAL DEFICIT	(6,583,165)	(4,152,731)
TOTAL LIABILITIES AND DEFICIT	$5,129,469	$5,742,707

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	2023	2022
TOTAL REVENUES, NET	$2,011,565	$2,321,426
COSTS AND EXPENSES:
Cost of revenues	954,349	1,106,855
Selling, general and administrative	558,183	764,768
Research and development	124,987	137,851
Acquired in-process research and development	—	68,700
Litigation-related and other contingencies, net	1,611,090	478,722
Asset impairment charges	503	2,137,107
Acquisition-related and integration items, net	1,972	408
Interest (income) expense, net	(11,660)	345,593
Reorganization items, net	1,169,961	202,978
Other income, net	(9,330)	(13,409)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(2,388,490)	$(2,908,147)
INCOME TAX EXPENSE	52,521	17,721
LOSS FROM CONTINUING OPERATIONS	$(2,441,011)	$(2,925,868)
DISCONTINUED OPERATIONS, NET OF TAX	(2,021)	(13,468)
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(2,443,032)	$(2,939,336)
EQUITY IN LOSS OF NON-DEBTOR AFFILIATES, NET OF TAX	(1,822)	22,671
NET LOSS	$(2,444,854)	$(2,916,665)

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	2023	2022
NET LOSS	$(2,444,854)	$(2,916,665)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on foreign currency	$3,179	$(10,496)
Total other comprehensive income (loss)	$3,179	$(10,496)
COMPREHENSIVE LOSS	$(2,441,675)	$(2,927,161)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2023	2022
OPERATING ACTIVITIES:
Net cash provided by operating activities (1)	$416,541	$209,523
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(67,149)	(43,743)
Capitalized interest payments	—	(3,140)
Proceeds from the U.S. Government Cooperative Agreement	39,397	18,635
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(90,320)
Proceeds from sale of business and other assets	5,134	41,400
Proceeds from loans made to Non-Debtor Affiliates	1,572	2,355
Disbursements for loans made to Non-Debtor Affiliates	(25,243)	(51,486)
Net cash used in investing activities	$(46,289)	$(126,299)
FINANCING ACTIVITIES:
Repayments of notes	—	(180,342)
Repayments of term loans	—	(10,000)
Adequate protection payments	(592,759)	(313,109)
Repayments of other indebtedness	(6,733)	(6,062)
Payments for contingent consideration	(5,136)	(2,462)
Payments of tax withholding for restricted shares	—	(1,898)
Net cash used in financing activities	$(604,628)	$(513,873)
Effect of foreign exchange rate	850	(1,790)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(233,526)	$(432,439)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,136,259	1,568,698
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$902,733	$1,136,259
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
Costs incurred for contributions made by the Company to the Endo 401(k) Plan amounted to $5.7 million, $6.5 million and $7.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.